Form 10-Q
period 1996-09-30
EDUCATION MANAGEMENT CORPORATION
filed 1996-11-25
CIK 880059

November 22, 1996
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ending: September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         Commission file number: 000-21363

                        EDUCATION MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                      25-1119571
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                300 SIXTH AVENUE, PITTSBURGH, PENNSYLVANIA 15222
          (Address of principal executive offices, including zip code)

                                 (412) 562-0900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                        [ ] Yes                  [X] No

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK

                            AS OF September 30, 1996

                     Class A Common Stock, 1,842,802 Shares
                     Class B Common Stock, 5,064,315 Shares

                 EDUCATION MANAGEMENT CORPORATION SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

                                                                      PAGE
PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements........................................3-9
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................10-12

PART 11 -- OTHER INFORMATION

Item 1.    Legal Proceedings............................................13
Item 2.    Changes in Securities........................................13
Item 3.    Defaults Upon Senior Securities..............................13
Item 4.    Submission of Matters to a Vote of Security Holders..........13
Item 5.    Other Information............................................13
Item 6.    Exhibits and Reports on Form 8-K.............................13


SIGNATURES..............................................................14

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                       SEPTEMBER 30,           JUNE 30,           SEPTEMBER 30,
ASSETS                                                     1995                  1996                 1996
------                                                     ----                  ----                 ----
                                                        (UNAUDITED)                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                              $  5,160              $ 26,162             $  5,096
  Restricted cash                                           7,847                 1,237                1,086
                                                         --------              --------             --------
    Total cash and cash equivalents                        13,007                27,399                6,182
  Receivables:
    Trade, net of allowances                                4,013                 5,680                6,763
    Notes, advances and other                               4,296                 2,492                2,566
  Inventories                                               1,832                 1,271                2,080
  Other current assets                                      3,645                 3,016                6,139
                                                         --------              --------             --------
Total current assets                                       26,793                39,858               23,730
                                                         --------              --------             --------

PROPERTY AND EQUIPMENT, NET                                34,897                41,174               46,497

OTHER ASSETS                                                4,688                 5,837                7,210

GOODWILL, NET OF AMORTIZATION                              13,869                14,543               18,358
                                                         --------              --------             --------
                                                         $ 80,247              $101,412             $ 95,795
                                                         ========              ========             ========
LIABILITIES AND REDEEMABLE SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current portion of long-term debt                      $  6,302              $  3,890             $  3,814
  Accounts payable                                          1,797                 4,776                2,979
  Accrued liabilities                                       8,617                 7,355                7,332
  Advance payments                                         24,545                11,243               30,533
                                                         --------              --------             --------
Total current liabilities                                  41,261                27,264               44,658
                                                         --------              --------             --------

LONG-TERM DEBT, LESS CURRENT PORTION                       36,129                62,029               47,159

DEFERRED INCOME TAXES AND

  OTHER LONG-TERM LIABILITIES                               2,319                 2,463                2,488

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHAREHOLDERS' INVESTMENT:
  Capital stock:
    Preferred stock, Series A, at paid-in value            22,075                22,075               14,575
    Common stock, Class A and Class B,
      par value $.0001 per share                                1                     1                    1
  Warrants outstanding                                      7,683                 7,683                7,683
  Additional paid-in capital                               19,235                19,742               20,113
  Deferred compensation related to ESOP                    (3,587)                   --                   --
  Treasury stock                                             (250)                  (99)                (359)
  Stock subscriptions receivable                             (150)                 (442)                (171)
  Accumulated deficit                                     (44,469)              (39,304)             (40,352)
                                                         --------              --------             --------
TOTAL REDEEMABLE SHAREHOLDERS' INVESTMENT                     538                 9,656                1,490
                                                         --------              --------             --------
                                                         $ 80,247              $101,412             $ 95,795
                                                         ========              ========             ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                 1995                  1996
                                                             -----------           -----------
                                                             (unaudited)           (unaudited)
NET REVENUES                                                   $28,333               $33,410

COSTS AND EXPENSES:
    Educational services                                        21,942                24,929
    General and administrative                                   6,453                 8,177
    Amortization of intangibles                                    265                   447
    ESOP expense                                                   238                    --
                                                               -------               -------

                                                                28,898                33,553
                                                               -------               -------

INCOME (LOSS) BEFORE INTEREST AND TAXES                           (565)                 (143)

    Interest expense, net                                          916                   952
                                                               -------               -------

INCOME (LOSS) BEFORE INCOME TAXES                               (1,481)               (1,095)

    Provision (credit) for income taxes                           (550)                 (460)
                                                               -------               -------

NET INCOME (LOSS)                                              $  (931)              $  (635)
                                                               =======               =======

SERIES A PREFERRED STOCK TRANSACTIONS:

  Dividends paid                                               $  (563)              $   (83)

  Redemption premium                                                --                  (107)

  Dividends accruable but not paid                                  --                  (223)
                                                               -------               -------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                $(1,494)              $(1,048)
                                                               =======               =======
EARNINGS (LOSS) PER SHARE APPLICABLE
  TO COMMON SHAREHOLDERS:                                      $  (.22)              $  (.15)
                                                               =======               =======
Shares used in calculating per
  share amounts (in thousands):                                  6,916                 6,922

PRO FORMA EARNINGS (LOSS) PER SHARE
  FOR THE TRANSACTIONS:                                        $  (.10)              $  (.07)
                                                               =======               =======
Pro forma shares used in calculating
  pro forma per share amounts (in thousands):                   11,019                11,026

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------
                                                              1995                  1996
                                                          -----------           -----------
                                                          (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                        $   (931)             $   (635)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES-
      Depreciation and amortization                           2,093                 2,739
      ESOP expense                                              238                    --
      Vesting of compensatory stock options                     116                   375
      Changes in current assets and liabilities-
        Restricted cash                                        (344)                  151
        Receivables                                            (895)               (1,157)
        Inventories                                            (840)                 (809)
        Other current assets                                 (2,012)               (3,123)
        Accounts payable                                     (4,960)               (1,797)
        Accrued liabilities                                    (554)                 (246)
        Advance payments                                     11,381                19,290
                                                           --------              --------
                Total adjustments                             4,223                15,423
                                                           --------              --------
                Net cash flows from operating
                  activities                                  3,292                14,788
                                                           --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Subsidiary                                      --                (9,553)
  Expenditures for property and equipment, net               (2,756)               (2,488)
  Other items, net                                             (178)               (1,184)
                                                           --------              --------
     Net cash flows from investing activities                (2,934)              (13,225)
                                                           --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt, net                           (27,379)              (14,946)
  Dividends paid to ESOP                                         --                   (83)
  Capital stock transactions, net                                61                (7,600)
                                                           --------              --------
    Net cash flows from financing activities                (27,318)              (22,629)
                                                           --------              --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (26,960)              (21,066)

CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER              32,120                26,162
                                                           --------              --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                  $  5,160              $  5,096
                                                           ========              ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The interim consolidated financial statements include the accounts of Education Management Corporation (or the "Company") and its wholly owned subsidiaries, which include The Art Institutes International ("AII"), The New York Restaurant School ("NYRS"), The National Center for Paralegal Training ("NCPT") and The National Center for Professional Development ("NCPD"). The Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for nearly 35 years. Unless otherwise noted, references to 1996 and 1997 refer to the periods ended September 30, 1995 and 1996, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 19, 1996 and the related amendments thereto. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation
         S-X. Accordingly, they do not include all of the disclosures for complete financial statements. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods presented. First quarter fiscal year 1997 interim financial information was reviewed by Arthur Andersen LLP as set forth in their report included in this document. The 1996 interim financial information was not reviewed by the Company's independent accountants in accordance with standards established for such reviews.

3. The results of operations for the three months ended September 30, 1995 and 1996 are not necessarily indicative of the results to be expected for the entire fiscal year. On November 5, 1996 the Company completed an initial public offering of Common Stock (the "Offering"). In connection with the Offering, the Company's existing Class A and Class B Common Stock were converted on a one for two basis. Additionally, the Series A Preferred Stock was converted and the outstanding warrants were exercised. The financial statements do not reflect these transactions, except earnings per share reflects the one-for-two reverse stock split (See Note 9).

4. In 1996 and 1997, the weighted average common shares and common stock equivalent shares do not include the assumed exercise of stock options the exercise of the warrants or the conversion of the 10.19% Convertible Series A Preferred Stock (the "Series A Preferred Stock") as the effect would be antidilutive.

         The net loss allocable to common shareholders has been increased by dividends paid on Series A Preferred Stock in the computation of earnings per share. However, dividends accruable but not paid reflected in the loss applicable to common shareholders will not be paid because the Series A Preferred Stock was converted immediately prior to the consummation of the Offering.

         Pro forma earnings per share are computed as if the Series A Preferred Stock redemption, the conversion of Series A Preferred Stock and the exercise of the stock warrants had occurred as of the beginning of the reported period (See Notes to Consolidated Financial Statements 8 and 9(a))

5. The Company provides an Employee Stock Ownership Plan and Trust (the "ESOP") for certain of its employees. In connection with establishing the ESOP, the borrowings under a senior term loan financing ("ESOP Term Loan") were loaned to the ESOP on the same terms. This loan was recorded as "deferred compensation related to ESOP" and is shown as a reduction in redeemable shareholders' investment in the accompanying consolidated financial statements.

         As this loan was repaid, shares were released from pledge and allocated to ESOP participants' accounts. ESOP expense primarily represents the difference between the cost of shares released to ESOP participants' accounts and the dividends used by the ESOP for principal and interest repayment on this loan. The dividends paid to the ESOP on the Series A Preferred Stock were used by the ESOP trustee to pay the Company principal and interest due on the ESOP's loan from the Company. As of June 30, 1996, the senior term loan had been repaid, as was the loan due from the ESOP to the Company. There will be no future ESOP expense attributable to the repayment of this loan.

6. Shareholders' investment is described as redeemable because, prior to the closing date of the Offering on November 5, 1996, holders of the Company's equity securities had the right, under certain circumstances, to require the Company to repurchase such securities. In addition, the Company had the right to redeem shares of Series A Preferred Stock and Class B Stock under certain circumstances. Coincident with the Offering (see Notes 4 and 8), these rights expired and, accordingly, the term "redeemable" will not appear in the caption included in future balance sheets.

         As of September 30, 1996, the Company's authorized and outstanding Series A Preferred Stock and Class A Stock and Class B Common Stock were as reflected below:

                                                 Authorized         Outstanding
                                                 ----------         -----------
         Series A Preferred Stock.............    1,000,000            145,750
         Class A Common Stock.................   25,000,000          1,842,802
         Class B Common Stock.................   17,000,000          5,064,315

7. Effective August 1, 1996, the Company acquired certain net assets of NYRS (subject to obtaining certain regulatory approvals) for $9.5 million in cash. The Company acquired principally accounts receivable, property and equipment, certain contracts and student agreements, curriculum, trade names, goodwill and certain other assets. The final values will be determined based upon the resolution of certain pre-acquisition contingencies. The acquisition was accounted for as a purchase.

8. On August 9, 1996, the Company redeemed 75,000 shares of Series A Preferred Stock from the ESOP at $101.43 per share, plus accrued and unpaid dividends. The redemption was funded through borrowings of $7.6 million under the Revolving Credit Agreement (as defined below).

9.       SUBSEQUENT EVENTS

    (a)  Conversion of Preferred Stock and Exercise of Stock Warrants

         Coincident with the closing of the Offering, the ESOP converted the remaining 145,750 shares of Series A Preferred Stock into 1,124,977 shares of Class A Common Stock.

         Also, coincident with the completion of the Offering, all outstanding warrants were exercised for an aggregate of 2,978,039 shares of Class B Common Stock.

    (b)  Amendment to Articles of Incorporation

         On August 15, 1996, the Board of Directors authorized, and on October 24, 1996, the shareholders approved and adopted, the Amended and Restated Articles of Incorporation (the "Articles") providing for, among other things, capital stock consisting of the Common Stock, $.01 par value (the "Common Stock"), and Preferred Stock and effecting the conversion of all shares of the existing and outstanding Class A Stock and Class B Stock into Common Stock at the rate of one share of Common Stock for each two shares of existing and outstanding Class A Stock and Class B Stock immediately upon the filing of the Articles. The Articles were filed and became effective on November 5, 1996. Accordingly, the number of shares of Class A Stock and Class B Stock, conversion ratios, exercise prices and per share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect a one-for-two reverse stock split.

    (c)  Shareholder Rights Plan

         Pursuant to a Preferred Share Purchase Rights Plan (the "Rights Plan") approved by the Company's Board of Directors, and which became effective upon the consummation of the Offering, one Preferred Share Purchase Right (a "Right") will be associated with each outstanding share of Common Stock. Each Right will entitle its holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $50, subject to adjustment (the "Purchase Price"). The Rights Plan is not subject to shareholder approval.

         The Rights will become exercisable following a public announcement of a person or group of persons acquiring or intending to make a tender offer for 17.5% or more of the outstanding shares of Common Stock (an "Acquiring Person"). If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle the shareholders, except the Acquiring Person, to receive that number of shares of Common Stock having a market value of two times the Purchase Price of the Right. In the event the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire on the tenth anniversary of the effective date and are subject to redemption by the Company at $.01 per Right, subject to adjustment.

    (d)  Initial Public Offering

         On November 5, 1996, the Company closed the Offering of 5,073,600 shares of Common Stock, including 1,701,391 shares from selling shareholders at a price of $15 per share. The Company received total net proceeds, after deduction of expenses payable and underwriting discounts by the Company, of approximately $45 million. On the date the Offering closed, $38.5 million of the proceeds were used to repay the outstanding indebtedness under the amended and restated credit facility dated March 16, 1995 (the "Revolving Credit Agreement"). The remaining proceeds are being used for general corporate purposes.

PART I - FINANCIAL INFORMATION

ITEM 2 - EDUCATION MANAGEMENT CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

For the 3 months ended September 30, 1996 compared to the 3 months ended September 30, 1995:

       Net revenues increased by 17.9% to $33.4 million in 1997 from $28.3 million in 1996 due primarily to a 13.7% increase in student enrollments at company owned schools, accompanied by an average 6.0% tuition price increase at The Art Institutes. Total student enrollment at the Company's schools increased from 9,944 in 1996 to 11,303 in 1997. In November 1995, a group of two schools was acquired and renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg. A new school, The Art Institute of Phoenix, commenced classes in January 1996 and The New York Restaurant School (NYRS) was acquired in August 1996.

       Educational services expense increased by $3.0 million, or 13.6%, to $24.9 million in 1997 from $21.9 million in 1996. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the inclusion of NYRS and normal inflationary cost increases for wages and other services. As a percentage of net revenues, educational services expense declined generally because of operating leverage associated with the increased student enrollment.

       General and administrative expense increased by $1.7 million, or 26.7%, to $8.2 million in 1997 from $6.5 million in 1996 primarily because of higher marketing and student admissions expense, including the addition of $1.1 million of such expenses at four new schools and normal inflationary cost increases for wages and media advertising. In addition, charges for non-cash compensation expense related to the vesting of non-statutory stock options increased from $116,000 in 1996 to $375,000 in 1997. As a result of the above factors, general and administrative expense as a percent of revenue increased to 24.5% in the first quarter of fiscal 1997, compared to 22.8% the same period last year.

       Amortization of intangibles increased by 68.7%, to $447,000 in 1997 from $265,000 in 1996. The increase in amortization expense resulted from the acquisition of the two Illinois Institutes of Art and NYRS. ESOP expense was zero in 1997 compared to $238,000 in 1996 because the entire ESOP Term Loan was repaid as of June 30, 1996. Accordingly, the Company will incur no ESOP expense subsequent to June 30, 1996 resulting from the repayment of such loan.

       Historically, the Company has experienced net losses in its fiscal first quarter ending September 30, due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter. The consolidated loss before interest and taxes decreased from $565,000 in 1996 to $143,000 in 1997.

       Net interest expense increased slightly to $952,000 in 1997 from $916,000 in 1996. The higher interest expense was primarily attributable to an increase in the average outstanding indebtedness to approximately $49 million in 1997 from $44 million in 1996 as a result of borrowings under the Revolving Credit Agreement to fund the acquisition of NYRS and to complete the Series A Preferred Stock redemption.

       The Company's effective tax credit rate increased from 37.1% in 1996 to 42.0% in 1997. The rate in fiscal 1996 was lower than the combined federal and state statutory rate due to the tax deductibility of dividends on the Series A Preferred Stock paid to the ESOP and used for ESOP Term Loan repayment.

       The Company's net loss for the quarter decreased by $.3 million to $.6 million in 1997 from $.9 million in 1995. The lower loss resulted principally from improved operations at The Art Institutes, partially offset by a lower credit for income taxes.

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

       The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although The Art Institutes and NYRS encourage year-round attendance. As a result, total student enrollments at the Company's schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, the Company has experienced net losses in its fiscal first quarter ending September 30 due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter.

LIQUIDITY AND CAPITAL RESOURCES

       The Company generated positive cash flow from operating activities for the three months ended September 30, 1995 and 1996 respectively. Cash flow from operations was $3.3 million and $14.8 million for 1995 and 1996, respectively.

       The Company had a $20.9 million working capital deficit as of September 30, 1996 as compared to $12.6 million of working capital as of June 30, 1996. The decrease in working capital was due primarily to $14.9 million in debt repayments under its Revolving Credit Agreement and capitalized leases.

       Effective October 13, 1995 the Company and its lenders amended the Revolving Credit Agreement in order to increase the amount of the facility thereunder to $70.0 million and to extend its term to October 13, 2000. Borrowings under the Revolving Credit Agreement bear interest at one of three rates set forth in the Revolving Credit Agreement at the election of the Company. As of September 30, 1996, the Company was in compliance with all covenants under the Revolving Credit Agreement. As of September 30, 1996, the Company had $41 million of additional borrowing capacity available under the Revolving Credit Agreement.

       Borrowings under the Revolving Credit Agreement are used by the Company primarily to fund its capital investment program, finance acquisitions and meet working capital needs. The pattern of cash receipts is seasonal throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

       Following the consummation of the Offering, $38.5 million of the net proceeds received by the Company was used to repay indebtedness under the Revolving Credit Agreement. It is expected that the Company's interest expense in periods following the Offering will be lower and will have a lesser proportionate impact on net income in comparison to periods prior to the Offering.

       The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Revolving Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Revolving Credit Agreement.

       The Company's capital expenditures were $2.8 million and $2.5 million for the three months ended September 30, 1995 and 1996, respectively. The Company anticipates increased capital spending for 1997, principally related to the introduction and expansion of culinary programs, further investment in schools acquired during 1996 and 1997 and additional investment in classroom technology. The Company does not have any material commitments for any capital expenditures in 1997 or beyond.

       The Company leases nearly all of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings..........................................Not Applicable

Item 2.    Changes in Securities

           As approved by the shareholders on October 24, 1996, the Articles reclassified all of the Company's common stock so that each existing share of Class A and Class B Stock, outstanding immediately prior to the filing of the Articles with the Department of State of the Commonwealth of Pennsylvania and any treasury stock held by the Company, was automatically reclassified as and converted into one-half of a share of the New Common Stock.

Item 3.    Defaults Upon Senior Securities............................Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders....... Not Applicable

Item 5.    Other Information..........................................Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

      (3)(a)  Amended and Restated Articles of Incorporation (1)

      (3)(b)  Amended and Restated Bylaws (2)

      (4) Rights Agreement, dated October 1, 1996, between Education Management Corporation and Mellon Bank, N.A. (3)

      (15.1)  Report of Independent Public Accountants

      (27)    Financial Data Schedules

----------

      (1) Previously filed with the Company's registration statement on Form S-1 as amended (Registration No. 333-10385) filed on August 19, 1996 and incorporated herein by reference.

      (2) Previously filed with the Company's registration statement on Form S-1 as amended (Registration No. 333-10385) filed on August 19, 1996 and incorporated herein by reference.

      (3) Previously filed with the Company's registration statement on Form S-1 as amended (Registration No. 333-10385) filed on
              August 19, 1996 and incorporated herein by reference. Since the filing of this exhibit this agreement has been executed in the form filed with the Securities and Exchange Commission on October 1, 1996, by Education Management Corporation and Mellon Bank, N.A.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed for the three months ended September 30, 1996

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EDUCATION MANAGEMENT CORPORATION
                                       (Registrant)

Date:  November 21, 1996               By:  /s/ ROBERT B. KNUTSON
                                           ------------------------------------
                                           Robert B.  Knutson
                                           Chairman and Chief Executive Officer

                                       By:  /s/ ROBERT T. MCDOWELL
                                           ------------------------------------
                                           Robert T.  McDowell
                                           Senior Vice President and Chief
                                           Financial Officer