Form 10-Q
period 1996-12-31
EDUCATION MANAGEMENT CORPORATION
filed 1997-02-12
CIK 880059

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ending: December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    Commission file number: 000-21363

                        EDUCATION MANAGEMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              PENNSYLVANIA                                  25-1119571
              ------------                                  ----------
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

                                [X] Yes   [ ] No

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK

                            As of December 31, 1996

                        Common Stock: 14,382,342 Shares

                                   FORM 10-Q
                                     INDEX

PART I -- FINANCIAL INFORMATION                                                                                PAGE
Item 1.    Financial Statements.................................................................................3-8
Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition...............................................................9-12

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................13
Item 2.    Changes in Securities.................................................................................13
Item 3.    Defaults Upon Senior Securities.......................................................................13
Item 4.    Submission of Matters to a Vote of Security Holders...................................................13
Item 5.    Other Information.....................................................................................14
Item 6.    Exhibits and Reports on Form 8-K......................................................................14


SIGNATURES.......................................................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      DECEMBER 31,            JUNE 30,           DECEMBER 31,
ASSETS                                                    1995                  1996                 1996
------                                                    ----                  ----                 ----
                                                      (Unaudited)                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $  1,648              $ 26,162             $  1,338
  Restricted cash                                          3,494                 1,237                3,322
                                                        --------              --------             --------
   Total cash and cash equivalents                         5,142                27,399                4,660
  Receivables:
    Trade, net of allowances                               4,005                 5,680                8,700
    Notes, advances and other                              3,480                 2,492                2,356
  Inventories                                              1,149                 1,271                1,548
  Other current assets                                     4,333                 3,016                4,137
                                                        --------              --------             --------
Total current assets                                      18,109                39,858               21,401
                                                        --------              --------             --------

PROPERTY AND EQUIPMENT, NET                               38,310                41,174               48,933

OTHER ASSETS                                               4,975                 5,837                6,897

GOODWILL, NET OF AMORTIZATION                             14,752                14,543               18,224
                                                        --------              --------             --------
                                                        $ 76,146              $101,412             $ 95,455
                                                        ========              ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                     $  6,364              $  3,890             $  3,655
  Accounts payable                                         2,130                 4,776                3,518
  Accrued liabilities                                      8,151                 7,355                9,792
  Advance payments                                        18,876                11,243               18,325
                                                        --------              --------             --------
Total current liabilities                                 35,521                27,264               35,290
                                                        --------              --------             --------

LONG-TERM DEBT, LESS CURRENT PORTION                      33,463                62,029                5,354

DEFERRED INCOME TAXES AND
  OTHER LONG-TERM LIABILITIES                              2,292                 2,463                2,477

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred stock, Series A, at paid-in value           22,075                22,075                   --
    Common stock                                               1                     1                   14
  Warrants outstanding                                     7,683                 7,683                   --
  Additional paid-in capital                              19,349                19,742               87,488
  Deferred compensation related to ESOP                   (2,774)                   --                   --
  Treasury stock                                            (250)                  (99)                (354)
  Stock subscriptions receivable                            (139)                 (442)                (171)
  Accumulated deficit                                    (41,075)              (39,304)             (34,643)
                                                        --------              --------             --------

TOTAL SHAREHOLDERS' EQUITY                                 4,870                 9,656               52,334
                                                        --------              --------             --------
                                                        $ 76,146              $101,412             $ 95,455
                                                        ========              ========             ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS                       SIX MONTHS
                                                   ENDED DECEMBER 31,               ENDED DECEMBER 31,
                                                   ------------------               ------------------
                                                  1995            1996             1995           1996
                                                       (unaudited)                      (unaudited)
NET REVENUES                                    $42,635         $52,015          $70,968         $85,424

COSTS AND EXPENSES:
    Educational services                         24,715          30,230           46,657          54,975
    General and administrative                    8,763          10,792           15,216          19,152
    Amortization of intangibles                     265             546              530             993
    ESOP expense                                    238              --              476              --
                                                -------         -------          -------         -------

                                                 33,981          41,568           62,879          75,120
                                                -------         -------          -------         -------

INCOME BEFORE
   INTEREST AND TAXES                            8,654           10,447            8,089          10,304

    Interest expense, net                           893             599            1,809           1,551
                                                -------         -------          -------         -------

INCOME BEFORE INCOME TAXES                        7,761           9,848            6,280           8,753

    Provision for income taxes                    2,880           4,139            2,330           3,679
                                                -------         -------          -------         -------

INCOME BEFORE EXTRAORDINARY ITEM                  4,881           5,709            3,950           5,074

    Extraordinary loss on early
        extinguishment of debt                      926              --              926              --
                                                -------         -------          -------         -------

NET INCOME                                      $ 3,955         $ 5,709          $ 3,024         $ 5,074
                                                =======         =======          =======         =======


EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

PRIMARY

INCOME BEFORE EXTRAORDINARY ITEM                $   .42         $   .43          $   .28         $   .39
                                                -------         -------          -------         -------

NET INCOME                                      $   .33         $   .43          $   .19         $   .39
                                                -------         -------          -------         -------

ASSUMING FULL DILUTION

INCOME BEFORE EXTRAORDINARY ITEM                $   .36         $   .42          $   .24         $   .39
                                                -------         -------          -------         -------

NET INCOME                                      $   .29         $   .42          $   .16         $   .39
                                                -------         -------          -------         -------

WEIGHTED AVERAGE SHARES
   OUTSTANDING (FULLY DILUTED)               11,878,614      13,660,325       11,871,639      12,574,349
                                             ==========      ==========       ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                    1995                     1996
                                                                    ----                     ----
                                                                 (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                      $  3,024                $  5,074

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES-
      Depreciation and amortization                                  4,221                   5,655
      ESOP expense                                                     476                      --
      Vesting of compensatory stock options                            232                     375
      Changes in current assets and liabilities-
        Restricted cash                                              4,009                  (2,085)
        Receivables                                                    (71)                 (2,884)
        Inventories                                                   (156)                   (277)
        Other current assets                                        (2,520)                 (1,121)
        Accounts payable                                            (4,627)                 (1,258)
        Accrued liabilities                                           (220)                  2,437
        Advance payments                                             5,712                   7,082
                                                                  --------                --------

           Total adjustments                                         7,056                   7,924
                                                                  --------                --------

           Net cash flows from operating activities                 10,080                  12,998
                                                                  --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary                                           (450)                 (9,553)
  Expenditures for property and equipment                           (7,625)                 (8,834)
  Other items, net                                                  (1,429)                    107
                                                                  --------                --------

           Net cash flows from investing activities                 (9,504)                (18,280)
                                                                  --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public stock offering, net                             --                   45,054
  Principal payments on debt, net                                  (29,995)                (56,910)
  Dividends paid to ESOP                                            (1,126)                    (83)
  Capital stock transactions, net                                       73                  (7,603)
                                                                  --------                --------

            Net cash flows from financing activities               (31,048)                (19,542)
                                                                  --------                --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (30,472)                (24,824)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      32,120                  26,162
                                                                  --------                --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  1,648                $  1,338
                                                                  ========                ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
           Interest                                                 $1,853                  $1,480
           Income Taxes                                                182                     802

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The interim consolidated financial statements consist of the accounts of Education Management Corporation (the "Company") and its wholly owned subsidiaries, which include The Art Institutes International ("AII"), The New York Restaurant School ("NYRS"), The National Center for Paralegal Training ("NCPT") and The National Center for Professional Development ("NCPD"). The Company's schools offer associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for nearly 35 years. Unless otherwise noted, references to the years 1996 and 1997 refer to the periods ended December 31, 1995 and 1996, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 19, 1996 and the amendments thereto. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures for complete financial statements. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods presented. Fiscal year 1997 interim financial information was reviewed by Arthur Andersen LLP as set forth in their report included in this document. The 1996 interim financial information was not reviewed by the Company's independent accountants in accordance with the standards established for such reviews.

3. On November 5, 1996, the Company completed the initial public offering (the "Offering") of 5,073,600 shares of its Common Stock, $.01 par value (the "Common Stock"), including 1,701,391 shares sold by certain shareholders, at a price of $15 per share. Since that date, the authorized capital stock of the Company has consisted of the Common Stock and Preferred Stock, $.01 par value (the "Preferred Stock").

     From 1989 until immediately prior to the completion of the Offering, the Company's outstanding capital stock consisted of Class A Common Stock, $.0001 par value ("Class A Stock"), Class B Common Stock, $.0001 par value ("Class B Stock"), and Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"). All the outstanding shares of Series A Preferred Stock were owned by the Education Management Corporation Employee Stock Ownership Plan and Trust (the "ESOP"). In addition, warrants to purchase shares of Class B Stock were outstanding.

     Immediately prior to the completion of the Offering, the following occurred: (i) the warrants to purchase 5,956,079 shares of Class B Stock were exercised, (ii) the ESOP converted all the outstanding shares of Series A Preferred Stock into 2,249,954 shares of Class A Stock, (iii) the Company's Articles of Incorporation were amended and restated to authorize the Common Stock and Preferred Stock, and (iv) all outstanding shares of Class A Stock and Class B Stock

     (including the shares resulting from the exercise of the warrants and the conversion of the Series A Preferred Stock) were reclassified into shares of Common Stock on a one-for-two basis (also referred to as a one-for-two reverse stock split).

     For the purpose of presenting comparable financial information in this report for 1996 and 1997, the per share amounts, the number of shares of Class A Stock and Class B Stock, the conversion ratio for the Series A Preferred Stock and the exercise price for the warrants have been restated to reflect the one-for-two reverse stock split (other than in this note 3 and Item 4 of this report).

4. The results of operations for the three- and six-month periods ended December 31, 1995 and 1996 are not necessarily indicative of the results to be expected for either 1996 or 1997. In the Offering, the Company received total net proceeds, after deduction of expenses and underwriting discounts payable by the Company, of approximately $45 million. On the date the Offering closed, $38.5 million of those proceeds were used to repay the outstanding indebtedness under the Company's amended and restated credit facility dated March 16, 1995 (the "Revolving Credit Agreement"). The remaining proceeds were used for general corporate purposes.

5. The Company provides an ESOP for certain of its employees. In connection with establishing the ESOP, the borrowings under a senior term loan financing ("ESOP Term Loan") were loaned to the ESOP on the same terms. This loan was recorded as "deferred compensation related to ESOP" and is shown as a reduction in shareholders' equity in the accompanying consolidated financial statements.

     As the ESOP Term Loan was repaid, shares were released from pledge and allocated to ESOP participants' accounts. ESOP expense primarily represents the difference between the cost of shares released to ESOP participants' accounts and the dividends used by the ESOP for principal and interest repayment on its loan. The dividends paid to the ESOP on the Series A Preferred Stock were used by the ESOP trustee to pay the Company principal and interest due on the ESOP's loan from the Company. As of June 30, 1996, the ESOP Term Loan was repaid, as was the loan due from the ESOP to the Company. There will be no future ESOP expense attributable to the repayment of this loan.

6. Prior to the closing of the Offering on November 5, 1996, holders of the Company's equity securities had the right, under certain circumstances, to require the Company to repurchase such securities. In addition, the Company had the right to redeem shares of Series A Preferred Stock and common stock under certain circumstances. Coincident with the Offering, these rights expired and, accordingly, the term "redeemable" that appeared as the caption in previous balance sheets has been removed.

7. Effective August 1, 1996, the Company acquired certain net assets of NYRS for $9.5 million in cash. The Company acquired principally accounts receivable, property and equipment, certain contracts and student agreements, curriculum, trade names, goodwill and certain other assets. The allocation of final values among those assets will be determined based upon the resolution of certain pre-acquisition contingencies. In December 1996, the Company received the necessary regulatory approvals for the acquisition of NYRS.

8. On August 9, 1996, the Company redeemed 75,000 shares of Series A Preferred Stock from the ESOP at $101.43 per share, plus accrued and unpaid dividends. The redemption was funded through borrowings of $7.6 million under the Revolving Credit Agreement.

9. Pursuant to a Preferred Share Purchase Rights Plan (the "Rights Plan") approved by the Company's Board of Directors, which became effective upon the consummation of the Offering, one Preferred Share Purchase Right (a "Right") is associated with each outstanding share of Common Stock. Each Right entitles its holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at an exercise price of $50, subject to adjustment (the "Purchase Price"). The Rights Plan is not subject to shareholder approval.

     The Rights will become exercisable following a public announcement of a person or group of persons (an "Acquiring Person") acquiring or intending to make a tender offer for 17.5% or more of the outstanding shares of Common Stock. If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle the shareholders, except the Acquiring Person, to acquire upon exercise a number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire on the tenth anniversary of the closing of the Offering and are subject to redemption by the Company at $.01 per Right, subject to adjustment.

10. In connection with the Offering, the Company, granted options to purchase up to 623,000 shares of Common Stock to Company management and non-employee directors. These options were granted effective with the date of the Offering at the initial offering price of $15.00 and are subject to certain vesting and other requirements.

11.  Reconciliation of Income Available for Common Shareholders

                                                     THREE MONTHS                     SIX MONTHS
                                                   ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                   ------------------              ------------------
                                                        (000's)                           (000's)
                                                  1995            1996              1995          1996
                                                 -----            ----             -----          ----
       INCOME BEFORE
       EXTRAORDINARY ITEM                        $4,881          $5,709           $3,950          $5,074

       SERIES A PREFERRED STOCK
       TRANSACTIONS

       DIVIDENDS PAID                              (563)             --           (1,126)             --

       REDEMPTION PREMIUM                            --              --               --            (107)
                                                 ------          ------           ------          ------

       INCOME AVAILABLE TO
       COMMON SHAREHOLDERS
       ASSUMING FULL DILUTION                     4,318           5,709             2,824           4,967

       DIVIDENDS PAID                                --              --               --             (83)

       DIVIDENDS ACCRUABLE,
       BUT NOT PAID                                  --             (73)              --            (296)
                                                 ------          ------           ------          ------

       INCOME BEFORE EXTRAORDINARY
       ITEM AVAILABLE TO
       COMMON SHAREHOLDERS                       $4,318          $5,636           $2,824          $4,588
                                                 ======          ======           ======          ======
       WEIGHTED AVERAGE SHARES FOR
       PRIMARY EARNING PER SHARE             10,174,746      13,255,566       10,167,771      11,684,988

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995:

     Net revenues increased by 22.0% to $52.0 million in 1997 from $42.6 million in 1996 due primarily to an 18.1% increase in student enrollments at company-owned schools, accompanied by an average 5.5% tuition price increase at The Art Institutes in the fall quarter of 1997. Total student enrollment at the Company's schools increased from 13,407 in 1996 to 15,838 in 1997. In November 1995, two schools were acquired and renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg. A new school, The Art Institute of Phoenix, commenced classes in January 1996 and The New York Restaurant School (NYRS) was acquired in August 1996.

Educational services expense increased by $5.5 million, or 22.3%, to $30.2 million in 1997 from $24.7 million in 1996. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the addition of NYRS and normal inflationary cost increases for wages and other services. This quarter represents the first full fall quarter The Illinois Institutes of Art were owned by the Company and the first fall quarter The Art Institute of Phoenix conducted classes. Educational service expense as a percentage of revenue for these new schools is significantly higher than the Company consolidated percentage. Educational services expense in the second quarter of fiscal 1997 was 58.1% of net revenues, nearly flat compared to 58.0% in the same period last year.


     General and administrative expense increased by $2.0 million, or 23.1%, to $10.8 million in 1997 from $8.8 million in 1996 primarily because of higher marketing and student admissions expense, including the addition of $1.1 million of such expenses at four new schools and normal inflationary cost increases for wages and media advertising. As a result of the above factors, general and administrative expense as a percent of revenue increased to 20.7% in the second quarter of fiscal 1997, compared to 20.6% in the same period last year.

     Amortization of intangibles increased by 106.0%, to $546,000 in 1997 from $265,000 in 1996. The increase in amortization expense resulted from the acquisition of the two Illinois Institutes of Art and NYRS. ESOP expense was zero in 1997 compared to $238,000 in 1996 because the entire ESOP Term Loan was repaid as of June 30, 1996. Accordingly, the Company will incur no ESOP expense subsequent to June 30, 1996 resulting from the repayment of such loan.

     Net interest expense decreased to $599,000 in 1997 from $893,000 in 1996. The lower interest expense was primarily attributable to a decrease in the average outstanding indebtedness from $35.9 million in 1996 to $23.9 million in 1997. The Company repaid all of the outstanding indebtedness under the Revolving Credit Agreement with proceeds from the Offering on November 5, 1996.

     The Company's effective tax rate increased from 37.1% in 1996 to 42.0% in 1997. The rate in fiscal 1996 was lower than the combined federal and state statutory rate due to the tax deductibility of dividends on the Series A Preferred Stock paid to the ESOP and used for ESOP Term Loan repayment.

     Income before extraordinary item for the quarter increased by 17.0% to $5.7 million in 1997 from $4.9 million in 1996, primarily as a result of increased enrollment at Company-owned schools and lower interest expense, partially offset by a higher effective income tax rate.

     In October 1995, the Company prepaid in full $25 million in 13.25% subordinated notes, resulting in a $926,000(net of tax) prepayment penalty. This loss was treated as an extraordinary item in the consolidated income statement.

RESULTS OF OPERATIONS

For the six-months ended December 31, 1996 compared to the six months ended December 31, 1995:

     Net revenues increased by 20.4% to $85.4 million in 1997 from $71.0 million in 1996 due primarily to a 16.2% increase in average student enrollments at Company-owned schools, accompanied by an average 5.7% tuition price increase at The Art Institutes. Average student enrollment at the Company's schools increased from 11,676 in 1996 to 13,571 in 1997. In November 1995, two schools were acquired and renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg. A new school, The Art Institute of Phoenix, commenced classes in January 1996 and The New York Restaurant School (NYRS) was acquired in August 1996.

     Educational services expense increased by $8.3 million, or 17.8%, to $55.0 million in 1997 from $46.7 million in 1996. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the addition of NYRS and normal inflationary cost increases for wages and other services. As a percentage of net revenues, educational services expense declined from 65.7% in 1996 to 64.4% in 1997 generally because of operating leverage associated with the increased average student enrollment during the first six months of fiscal 1997.

     General and administrative expense increased by $4.0 million, or 25.9%, to $19.2 million in 1997 from $15.2 million in 1996 primarily because of higher marketing and student admissions expense, including the addition of $2.2 million of such expenses at four new schools and normal inflationary cost increases for wages and media advertising. As a result of the above factors, general and administrative expense as a percent of revenue increased to 22.4% for the six-month period of fiscal 1997, compared to 21.4% the same period last year.

     Amortization of intangibles increased by 87.4%, to $993,000 in 1997 from $530,000 in 1996. The increase in amortization expense resulted from the acquisition of the two Illinois Institutes of Art and NYRS. ESOP expense was zero in 1997 compared to $476,000 in 1996 because the entire ESOP Term Loan was repaid as of June 30, 1996. Accordingly, the Company will incur no ESOP expense subsequent to June 30, 1996 resulting from the repayment of such loan.

     Net interest expense decreased to $1.6 million 1997 from $1.8 million in 1996. The lower interest expense was primarily attributable to an decrease in the average outstanding indebtedness from $39.9 million in 1996 to $36.6 million in 1997. The Company repaid all of the outstanding indebtedness under the Revolving Credit Agreement with proceeds from the Offering on November 5, 1996.

     The Company's effective tax rate increased from 37.1% in 1996 to 42.0% in 1997. The rate in fiscal 1996 was lower than the combined federal and state statutory rate due to the tax deductibility of dividends on the Series A Preferred Stock paid to the ESOP and used for ESOP Term Loan repayment.

     Income before extraordinary item for the period increased by $1.1 million or 28.5% to $5.1 million in 1997 from $4.0 million in 1996. This increase is primarily the result of improved operations at Company-owned schools and lower interest expense, partially offset by a higher effective income tax rate.

       In October 1995, the Company prepaid in full $25 million in 13.25% subordinated notes, resulting in a $926,000(net of tax) prepayment penalty. This loss was treated as an extraordinary item in the consolidated income statement.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities for the six months ended December 31, 1995 and 1996, respectively. Cash flow from operations was $10.0 million and $13.0 million for 1995 and 1996, respectively.

     The Company had a $13.9 million working capital deficit as of December 31, 1996 as compared to $12.6 million of working capital as of June 30, 1996. The decrease in working capital was due primarily to $56.9 million in debt repayments under the Revolving Credit Agreement and capitalized leases. Trade accounts receivable has increased by $3.0 million from June 30, 1996. This increase is attributable to the acquisition of NYRS and a delay in receipt of certain Title IV financial aid funds for enrolled students. In the prior year, The Art Institutes' academic calendar was such that certain Title IV funds for enrolled students were received in December 1995. A difference in The Art Institutes' academic calendar for this year compared to last resulted in such funds being received in January 1997.

     Effective October 13, 1995, the Company and its lenders amended the Revolving Credit Agreement in order to increase the amount of the facility thereunder to $70.0 million and to extend its term to October 13, 2000. Borrowings under the Revolving Credit Agreement bear interest at one of three rates set forth in the Revolving Credit Agreement at the election of the Company. As of December 31, 1996, the Company was in compliance with all covenants and had $70.0 million of additional borrowing capacity available under the Revolving Credit Agreement.

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

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Revolving Credit Agreement, will provide adequate funds for ongoing operations, planned expansion of new locations, planned capital expenditures and debt service during the term of the Revolving Credit Agreement.

     The Company's capital expenditures were $7.6 million and $8.8 million for the six months ended December 31, 1995 and 1996, respectively. The Company anticipates increased capital spending for 1997, principally related to the introduction and expansion of culinary programs, further investment in schools acquired during 1996 and 1997 and additional investment in classroom technology.

     The Company leases nearly all of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.....................................Not Applicable

Item 2.    Changes in Securities

           As approved by the shareholders on October 24, 1996, all of the Company's common stock was reclassified so that each existing share of common stock, outstanding immediately prior to the filing of amended and restated articles of incorporation with the Department of State of the Commonwealth of Pennsylvania, was automatically reclassified as and converted into one-half of a share of the Common Stock.

Item 3.    Defaults Upon Senior Securities.......................Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On October 24, 1996, the annual meeting (the "Meeting") of the shareholders of the Company was held for the election of directors and so that the shareholders could vote upon the five proposals set forth below. In connection with providing the number of votes for and the number of votes against each item considered at the Meeting and the number of votes withheld with respect to each such item, effect will not be given to the one-for-two reverse stock split described elsewhere herein. On all such items, the then-outstanding Class A Stock and Class B Stock voted together. In addition, the then-outstanding Series A Preferred Stock voted with such common stock based on the number of shares of such common stock into which the 145,750 then-outstanding shares of Series A Preferred Stock were convertible and also voted separately with regard to the amendment of the Company's articles of incorporation.

           (i) Election of directors:

           Name                                   Class          For             Against         Withheld
           ----                                   -----          ---             -------         --------
           Robert B. Knutson                       III       15,999,988          37,582           26,618
           Miryam L. Drucker                        II       15,936,135          93,181           34,857
           James J. Burke, Jr.                      II       15,964,411          33,643           66,134
           J. Thomas Christofferson                n/a       15,946,429          47,311           70,448
           Albert Greenstone                         I       15,943,224          44,699           76,265
           Harvey Sanford                          III       15,942,227          41,882           80,079

          (ii) Amendment and Restatement of Articles of Incorporation:

                                                         For                Against             Withheld
                                                         ---                -------             --------
           All capital stock                          16,009,101             20,538               34,549
           Series A Preferred Stock                      144,037                683                1,030

           (iii) Amendment and Restatement of Bylaws:

                                                         For                Against             Withheld
                                                         ---                -------             --------
                  All capital stock                   15,974,298             22,834               67,056


           (iv) Approval of the Education Management Corporation 1996 Employee Stock Purchase Plan:

                                                         For                Against             Withheld
                                                         ---                -------             --------
                  All capital stock                   16,007,937             16,535               39,716

           (v) Approval of the Education Management Corporation 1996 Stock Incentive Plan:

                                                         For                Against             Withheld
                                                         ---                -------             --------
                  All capital stock                   15,953,486             69,062               41,640


           (vi) Approval of the retention of Arthur Andersen LLP as the Company's independent auditors:

                                                         For                Against             Withheld
                                                         ---                -------             --------
                  All capital stock                   15,992,123             19,294               52,771

Item 5. Other Information

           On January 30, 1997, the Company acquired the assets of Lowthian College in Minneapolis, Minnesota for $400,000 and the assumption of certain liabilities. This acquisition will be accounted for as a purchase and is subject to regulatory approvals.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

       (3)(a)     Amended and Restated Articles of Incorporation (1)

       (3)(b)     Restated Bylaws (1)

       (4) Rights Agreement, dated October 1, 1996, between Education Management Corporation and Mellon Bank, N.A. (1)

       (15)       Report of Independent Public Accountants

       (27)       Financial Data Schedules

----------
       (1) The form of this document is an exhibit to the Company's registration statement on Form S-1 (Registration
                  No. 333-10385) filed on August 19, 1996 and incorporated herein by reference.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended December 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Education Management Corporation and Subsidiaries:

We have reviewed the accompanying consolidated balance sheet of Education Management Corporation (a Pennsylvania corporation) and Subsidiaries as of December 31, 1996, and the related consolidated statements of income for the three-month and six-month periods then ended, and the related consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
January 20, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EDUCATION MANAGEMENT CORPORATION
                                  (Registrant)

Date:   February 12, 1997
     ----------------------

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