Form 10-Q
period 1997-03-31
EDUCATION MANAGEMENT CORPORATION
filed 1997-05-13
CIK 880059

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ending: March 31, 1997

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

                              As of March 31, 1997

                        Common Stock: 14,391,051 Shares

                                     INDEX

PART I -- FINANCIAL INFORMATION                                                                                PAGE
                                                                                                               ----
Item 1.   Financial Statements..................................................................................3-8
Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition................................................................9-12

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................13
Item 2.   Changes in Securities..................................................................................13
Item 3.   Defaults Upon Senior Securities........................................................................13
Item 4.   Submission of Matters to a Vote of Security Holders....................................................13
Item 5.   Other Information......................................................................................13
Item 6.   Exhibits and Reports on Form 8-K.......................................................................13

SIGNATURES ......................................................................................................14

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       MARCH 31,           JUNE 30,          MARCH 31,
ASSETS                                                    1996               1996              1997
------                                                    ----               ----              ----
                                                       (Unaudited)                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $  2,077           $ 26,162          $ 11,592
  Restricted cash                                          4,144              1,237             1,958
                                                        --------           --------          --------
   Total cash and cash equivalents                         6,221             27,399            13,550
  Receivables:
    Trade, net of allowances                               5,413              5,680             7,683
    Notes, advances and other                              2,418              2,492             4,398
  Inventories                                              1,139              1,271             1,541
  Other current assets                                     3,804              3,016             4,289
                                                        --------           --------          --------
Total current assets                                      18,995             39,858            31,461
                                                        --------           --------          --------

PROPERTY AND EQUIPMENT, NET                               40,005             41,174            49,179

OTHER ASSETS                                               5,187              5,837             6,525

GOODWILL, NET OF AMORTIZATION                             14,638             14,543            18,580
                                                        --------           --------          --------
                                                        $ 78,825           $101,412          $105,745
                                                        --------           --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                     $  5,176           $  3,890          $  3,551
  Accounts payable                                         1,299              4,776             1,691
  Accrued liabilities                                      8,549              7,355            10,683
  Advance payments                                        24,916             11,243            26,902
                                                        --------           --------          --------
Total current liabilities                                 39,940             27,264            42,827
                                                        --------           --------          --------

LONG-TERM DEBT, LESS CURRENT PORTION                      28,344             62,029             4,418

DEFERRED INCOME TAXES AND
  OTHER LONG-TERM LIABILITIES                              2,264              2,463             2,505

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Capital stock:
    Preferred stock, Series A, at paid-in value           22,075             22,075                --
    Common stock                                               1                  1                15
  Warrants outstanding                                     7,683              7,683                --
  Additional paid-in capital                              19,628             19,742            87,497
  Deferred compensation related to ESOP                   (1,593)                --                --
  Treasury stock                                             (99)               (99)             (354)
  Stock subscriptions receivable                            (447)              (442)             (171)
  Accumulated deficit                                    (38,971)           (39,304)          (30,992)
                                                        --------           --------          --------

TOTAL SHAREHOLDERS' EQUITY                                 8,277              9,656            55,995
                                                        --------           --------          --------
                                                        $ 78,825           $101,412          $105,745
                                                        --------           --------          --------

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                MARCH 31,                          MARCH 31,
                                                          1996            1997               1996            1997
                                                          ----            ----               ----            ----
                                                               (unaudited)                        (unaudited)
NET REVENUES                                           $    39,637   $    50,696         $   110,605      $   136,120
COSTS AND EXPENSES:
Educational services                                        25,364        32,346              72,109           87,320
General and administrative                                   8,651        11,409              23,778           30,562
Amortization of intangibles                                    265           540                 795            1,533
ESOP expense                                                   239            --                 715               --
                                                       -----------   -----------         -----------      -----------
                                                            34,519        44,295              97,397          119,415
                                                       -----------   -----------         -----------      -----------
INCOME BEFORE  INTEREST AND TAXES                            5,118         6,401              13,208           16,705
Interest expense, net                                          879            96               2,688            1,647
                                                       -----------   -----------         -----------      -----------
INCOME BEFORE INCOME TAXES                                   4,239         6,305              10,520           15,058
Provision for income taxes                                   1,571         2,650               3,902            6,329
                                                       -----------   -----------         -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                             2,668         3,655               6,618            8,729
Extraordinary loss on early extinguishment of debt              --            --                 926               --
                                                       -----------   -----------         -----------      -----------
NET INCOME                                             $     2,668   $     3,655         $     5,692      $     8,729
                                                       -----------   -----------         -----------      -----------
EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE

PRIMARY

INCOME BEFORE EXTRAORDINARY ITEM                       $       .21   $       .25         $       .48      $       .65
                                                       -----------   -----------         -----------      -----------
NET INCOME                                             $       .21   $       .25         $       .39      $       .65
                                                       -----------   -----------         -----------      -----------
ASSUMING FULL DILUTION

INCOME BEFORE EXTRAORDINARY ITEM                       $       .18   $       .25         $       .42      $       .65
                                                       -----------   -----------         -----------      -----------
NET INCOME                                             $       .18   $       .25         $       .34      $       .65
                                                       -----------   -----------         -----------      -----------
WEIGHTED AVERAGE SHARES OUTSTANDING (FULLY DILUTED)     11,879,674    14,765,530          11,874,317       13,304,743
                                                       -----------   -----------         -----------      -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED MARCH 31,
                                                                     1996                   1997
                                                                     ----                   ----
                                                                  (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                       $  5,692              $  8,729

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES-
      Depreciation and amortization                                   6,369                 9,120
      ESOP expense                                                      715                    --
      Vesting of compensatory stock options                             348                   375
      Changes in current assets and liabilities-
        Restricted cash                                               3,359                  (721)
        Receivables                                                    (417)               (3,890)
        Inventories                                                    (147)                 (269)
        Other current assets                                         (2,171)               (1,268)
        Accounts payable                                             (5,457)               (3,085)
        Accrued liabilities                                             161                 3,369
        Advance payments                                             11,753                15,658
                                                                   --------              --------

               Total adjustments                                     14,513                19,289
                                                                   --------              --------

               Net cash flows from operating activities              20,205                28,018
                                                                   --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries                                          (450)               (9,753)
  Expenditures for property and equipment                           (11,112)              (12,089)
  Other items, net                                                   (1,184)                 (175)
                                                                   --------              --------

               Net cash flows from investing activities             (12,746)              (22,017)
                                                                   --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from public stock offering, net                               --                44,969
  Principal payments on debt, net                                   (36,290)              (57,950)
  Dividends paid to ESOP                                             (1,126)                  (83)
  Capital stock transactions, net                                       (86)               (7,507)
                                                                   --------              --------

                Net cash flows from financing activities            (37,502)              (20,571)
                                                                   --------              --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (30,043)              (14,570)
                                                                   --------              --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       32,120                26,162
                                                                   --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  2,077              $ 11,592
                                                                   --------              --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:

Interest                                                           $  2,829              $  1,975
Income taxes                                                       $  2,098              $  4,766

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The interim consolidated financial statements consist of the accounts of Education Management Corporation (the "Company") and its wholly owned subsidiaries, which include The Art Institutes International ("AII"), The New York Restaurant School ("NYRS"), The National Center for Paralegal Training ("NCPT") and The National Center for Professional Development ("NCPD"). The Company's schools offer associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for nearly 35 years. Unless otherwise noted, references to the years 1996 and 1997 refer to the periods ended March 31, 1996 and 1997, respectively. The results of operations for the three and nine-month periods ended March 31, 1996 and 1997 are not necessarily indicative of the results to be expected for fiscal 1997.

2. The interim consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 19, 1996 and the amendments thereto. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures for complete financial statements. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods presented. Fiscal year 1997 interim financial information was reviewed by Arthur Andersen LLP as set forth in their report included in this document. The 1996 interim financial information was not reviewed by the Company's independent accountants in accordance with the standards established for such reviews.

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

     For the purpose of presenting comparable financial information in this report for 1996 and 1997, the per share amounts, the number of shares of Class A Stock and Class B Stock, the conversion ratio for the Series A Preferred Stock and the exercise price for the warrants have been restated to reflect the one-for-two reverse stock split.

4. In the Offering, the Company received total net proceeds, after deduction of expenses and underwriting discounts payable by the Company, of approximately $45 million. On the date the Offering closed, $38.5 million of those proceeds were used to repay the outstanding indebtedness under the Company's amended and restated credit facility dated March 16, 1995 (the "Revolving Credit Agreement"). The remaining proceeds were used for general corporate purposes.

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

     On January 30, 1997 the company acquired the assets of Lowthian College, located in Minneapolis, Minnesota for $200,000 in cash and approximately $200,000 of assumed liabilities. The company acquired principally, accounts receivable, equipment, certain contracts and student agreements, goodwill and certain other assets. This acquisition was subject to certain regulatory approvals, the last approval was received in April 1997. The school was renamed the Art Institute of Minnesota (AIM).

7. On August 9, 1996, the Company redeemed 75,000 shares of Series A Preferred Stock from the ESOP at $101.43 per share, plus accrued and unpaid dividends. The redemption was funded through borrowings of $7.6 million under the Revolving Credit Agreement.

8. Pursuant to a Preferred Share Purchase Rights Plan (the "Rights Plan") approved by the Company's Board of Directors, which became effective upon the consummation of the Offering, one Preferred Share Purchase Right (a "Right") is associated with each outstanding share of Common Stock. Each Right entitles its holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at an exercise price of $50, subject to adjustment (the "Purchase Price"). The Rights Plan is not subject to shareholder approval.

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

9. In connection with the Offering, the Company, granted options to purchase up to 623,000 shares of Common Stock to Company management and non-employee directors. These options were granted effective with the date of the Offering at the initial offering price of $15.00 and are subject to certain vesting and other requirements.

10.    Reconciliation of Income Available for Common Shareholders

       Dollars in thousands, except for share data
                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          MARCH 31,                 MARCH 31,
                                                                     1996          1997         1996         1997
                                                                     ----          ----         ----         ----
       INCOME BEFORE EXTRAORDINARY ITEM                                $2,668        $3,655       $6,618       $8,729


       Dividends paid on Series A Preferred Stock                        (562)           --       (1,688)          --

       Redemption premium on Series A Preferred Stock                      --            --           --         (107)
                                                                      -------       -------      -------      -------

       INCOME BEFORE EXTRAORDINARY ITEM AVAILABLE TO
       COMMON SHAREHOLDERS ASSUMING FULL DILUTION                       2,106         3,655        4,930        8,622

       Dividends paid on Series A Preferred Stock                          --            --           --          (83)

       Dividends accruable, but not paid on Series A                       --            --           --         (296)
       Preferred Stock                                                -------       -------      -------      -------

       INCOME BEFORE EXTRAORDINARY ITEM
       AVAILABLE TO COMMON SHAREHOLDERS                                $2,106        $3,655       $4,930       $8,243
                                                                       ======        ======       ======       ======

       WEIGHTED AVERAGE SHARES FOR PRIMARY
       EARNINGS PER SHARE                                          10,175,806    14,748,663   10,170,449   12,706,213
                                                                   ----------    ----------   ----------   ----------

11. In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard #128 ("FAS #128"), addressing earnings per Share ("EPS"). FAS #128 changes the methodology of calculating EPS and renames the two calculations, Basic (currently Primary) and Diluted (currently Fully Diluted) Earnings per Share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants and convertible Preferred Stock) from Basic Earnings per Share and changes certain calculations when computing Diluted Earnings per Share. FAS #128 is effective for reporting periods ending after December 15, 1997, early adoption is prohibited. However, if FAS #128 were in effect, the new EPS calculations would be as follows:

                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          MARCH 31,                 MARCH 31,
                                                                     1996          1997         1996         1997
                                                                     ----          ----         ----         ----
        BASIC

        INCOME BEFORE EXTRAORDINARY ITEM                              $   .30      $    .25      $   .71      $   .74

        NET INCOME                                                    $   .30      $    .25      $   .58      $   .74

        DILUTED

        INCOME BEFORE EXTRAORDINARY ITEM                              $   .18      $    .25      $   .42      $   .65

        NET INCOME                                                    $   .18      $    .25      $   .34      $   .65

        AVERAGE SHARES OUTSTANDING

        BASIC                                                       6,918,018    14,389,343    6,912,661   11,117,102
                                                                    ---------    ----------    ---------   ----------

        DILUTED                                                    11,879,674    14,748,633   11,840,138   13,287,647
                                                                   ----------    ----------   ----------   ----------

PART I  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION


     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996:

     Net revenues increased by 27.9% to $50.7 million in 1997 from $39.6 million in 1996 due primarily to a 21.5% increase in student enrollments at company-owned schools, accompanied by a average 5.5% tuition price increase at company owned schools in the fall quarter of 1997. Total student enrollment at the Company's schools increased from 12,964 in 1996 to 15,746 in 1997, including growth of approximately 10.1% at the schools that have been operated by the Company for 24 months or more. In November 1995, two schools were acquired and renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg. A new school, The Art Institute of Phoenix, commenced classes in January 1996, The New York Restaurant School (NYRS) was acquired in August 1996 and Lowthian College in Minneapolis, Minnesota (AIM) was acquired in January 1997.

     Educational services expense increased by $6.9 million, or 27.5%, to $32.3 million in 1997 from $25.4 million in 1996. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the addition of NYRS and AIM, and normal inflationary cost increases for wages and other services. Educational services expense as a percentage of revenue for these new schools is significantly higher than the overall consolidated percentage. Educational services expense in the third quarter of fiscal 1997 was 63.8% of net revenues, compared to 64.0% in the same period last year.

     General and administrative expense increased by $2.7 million, or 31.9%, to $11.4 million in 1997 from $8.7 million in 1996 primarily because of higher marketing and student admissions expense, including the addition of approximately $900,000 of such expenses at the five new schools, and normal inflationary cost increases for wages and media advertising. As a result of the above factors, general and administrative expense as a percent of revenue increased to 22.5% in the third quarter of fiscal 1997, compared to 21.8% in the same period last year.

     Amortization of intangibles increased by 103.8%, to $540,000 in 1997 from $265,000 in 1996. The increase in amortization expense primarily resulted from the acquisition of NYRS and AIM. ESOP expense was zero in 1997 compared to $239,000 in 1996 because the entire ESOP Term Loan was repaid as of June 30, 1996. Accordingly, the Company will incur no ESOP expense subsequent to June 30, 1996 resulting from the repayment of the ESOP term loan.

     Net interest expense decreased to $96,000 in 1997 from $879,000 in 1996. The lower interest expense was primarily attributable to a decrease in the average outstanding indebtedness from $36.1 million in 1996 to $8.5 million in 1997. The Company repaid the outstanding indebtedness under the Revolving Credit Agreement with proceeds from the Offering on November 5, 1996.

     The Company's effective tax rate increased from 37.1% in 1996 to 42.0% in 1997. The effective rate in fiscal 1996 was lower than the combined federal and state statutory rate due to the tax deductibility of dividends on the Series A Preferred Stock paid to the ESOP in 1996 and used for ESOP Term Loan repayment.

     Income before extraordinary item for the quarter increased by 37.0% to $3.7 million in 1997 from $2.7 million in 1996, primarily as a result of increased enrollment at Company-owned schools and lower interest expense, partially offset by a higher effective income tax rate.

RESULTS OF OPERATIONS

For the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996:

     Net revenues increased by 23.1% to $136.1 million in 1997 from $110.6 million in 1996 due primarily to a 18.1% increase in average student enrollments at Company-owned schools, accompanied by an average 5.7% tuition price increase at The Art Institutes. Average starting student enrollment over the three quarters at the Company's schools increased from 12,105 in 1996 to 14,296 in 1997. In November 1995, two schools were acquired and renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg. A new school, The Art Institute of Phoenix, commenced classes in January 1996, The New York Restaurant School (NYRS) was acquired in August 1996 and The Art Institute of Minnesota (AIM) was acquired in January 1997.

     Educational services expense increased by $15.2 million, or 21.1%, to $87.3 million in 1997 from $72.1 million in 1996. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the addition of NYRS and AIM, and normal inflationary cost increases for wages and other services. As a percentage of net revenues, educational services expense declined from 65.2% in 1996 to 64.1% in 1997 primarily because of operating leverage associated with the increased average student enrollment during the first nine months of fiscal 1997.

     General and administrative expense increased by $6.8 million, or 28.6%, to $30.6 million in 1997 from $23.8 million in 1996 primarily because of higher marketing and student admissions expense, including the addition of $2.8 million of such expenses at the five new schools, and normal inflationary cost increases for wages and media advertising. As a result of the above factors, general and administrative expense as a percent of revenue increased to 22.5% for the nine-month period of fiscal 1997, compared to 21.5% in the same period last year.

     Amortization of intangibles increased by 88.7%, to $1.5 million in 1997 from $795,000 in 1996. The increase in amortization expense resulted from the acquisition of the two Illinois Institutes of Art, NYRS and AIM. ESOP expense was zero in 1997 compared to $715,000 in 1996 because the entire ESOP Term Loan was repaid as of June 30, 1996. Accordingly, the Company will incur no ESOP expense subsequent to June 30, 1996 resulting from the repayment of such loan.

     Net interest expense decreased by 38.7%, or $1.0 million, to $1.7 million in 1997 from $2.7 million in 1996. The lower interest expense was primarily attributable to an decrease in the average outstanding indebtedness from $38.6 million in 1996 to $27.3 million in 1997. The Company repaid the outstanding indebtedness under the Revolving Credit Agreement with proceeds from the Offering on November 5, 1996.

     The Company's effective tax rate increased from 37.1% in 1996 to 42.0% in 1997. The rate in fiscal 1996 was lower than the combined federal and state statutory rate due to the tax deductibility of dividends on the Series A Preferred Stock paid to the ESOP in 1996 and used for ESOP Term Loan repayment.

     Income before extraordinary item for the period increased by $2.1 million or 31.9% to $8.7 million in 1997 from $6.6 million in 1996. This increase was primarily the result of growing enrollments at Company-owned schools and lower interest expense, partially offset by a higher effective income tax rate.

     In October 1995, the Company prepaid in full $25 million of 13.25% subordinated notes, resulting in a $926,000 (net of tax) prepayment penalty. This loss was treated as an extraordinary item in the consolidated income statement.

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

     The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although The Art Institutes and NYRS encourage year-round attendance. As a result, total student enrollments at the Company's schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities for the nine months ended March 31, 1996 and 1997, respectively. Cash flow from operations was $20.2 million and $28.0 million for 1996 and 1997, respectively.

     The Company had a $11.4 million working capital deficit as of March 31, 1997 as compared to $12.6 million of working capital as of June 30, 1996. The decrease in working capital was due primarily to $58.0 million in debt repayments under the Revolving Credit Agreement and capitalized leases. Trade accounts receivable have increased by $2.0 million from June 30, 1996. This increase is attributable to the acquisition of NYRS and AIM, accompanied by increasing enrollment at the Company's schools.

     Effective October 13, 1995, the Company and its lenders amended the Revolving Credit Agreement in order to increase the amount of the facility thereunder to $70.0 million and to extend its term to October 13, 2000. Borrowings under the Revolving Credit Agreement bear interest at one of three rates set forth in the Revolving Credit Agreement at the election of the Company. As of March 31, 1997, the Company was in compliance with all covenants and had $70.0 million of borrowing capacity available under the Revolving Credit Agreement.

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

     The Company's capital expenditures were $11.1 million and $12.1 million for the nine months ended March 31, 1996 and 1997, respectively. The Company anticipates increased capital spending for 1997, principally related to the introduction and expansion of culinary and other programs, further investment in schools acquired during 1996 and 1997 and additional investment in classroom technology.

     The Company leases nearly all of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

CHANGES IN ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard #128 ("FAS #128"), addressing earnings per share ("EPS"). FAS #128 changes the methodology of calculating Earnings per Share and renames the two calculations, Basic (currently Primary) and Diluted (currently Fully Diluted)

Earnings per Share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants and convertible preferred stock) from Basic Earnings per share and changes certain calculations when computing Diluted Earnings per Share.

For the three months ended March 31, 1996, Basic EPS is $.30 per share compared to a Primary EPS of $.21 per share. This difference is related to the inclusion of Common Stock equivalents (stock options and convertible preferred stock) of 3,275,788 in the Primary EPS calculations. Such common stock equivalents are not reflected in the Basic EPS calculation.

For the three months ended March 31, 1997, there is no difference between the Basic and Primary EPS calculations. This is due to the fact that the warrants and convertible Preferred Stock were converted coincident with The Offering. The unexercised stock options outstanding were not significant enough to create a difference between Basic and Primary EPS.

For the nine months March 31, 1996, the impact of FAS #128 increases Basic EPS to $.71 per share compared to a Primary EPS of $.48 per share. The difference is caused by the inclusion of 3,275,788 of common stock equivalents in the Primary EPS calculations. Such common stock equivalents are not reflected in the Basic EPS calculation.

For the nine months ended March 31, 1997, Basic EPS is $.74 compared to Primary EPS of $.65. This difference is a result of the warrants and convertible Preferred Stock being converted coincident with The Offering.

For the three and nine month periods ending March 31, 1996 and 1997, there are no differences between Diluted and Fully Diluted EPS, since both calculations included all of the Company's dilutive common stock equivalents.

PART II    -      OTHER INFORMATION

Item 1.    Legal Proceedings.......................................None

Item 2.    Changes in Securities...................................None

Item 3.    Defaults Upon Senior Securities.........................None

Item 4.    Submission of Matters to a Vote
              of Security Holders..................................None

Item 5.    Other Information

           On March 10, 1997, the Company's wholly owned subsidiary, The Art Institute of Los Angeles (AILA) obtained its license to operate in the State of California. In connection with AILA's startup, it entered into a twelve-year lease for a school facility in Santa Monica, California. Necessary local zoning approval was received and marketing and student recruiting activities commenced in April 1997. The school expects to begin classes sometime in the first four months of fiscal year 1998.

           The Company's management is saddened to report that Mr. Harvey Sanford, a Company Director died in April 1997. Mr. Sanford's term as a director was due to expire in 1999.

           The U.S. Department of Education recently notified post secondary educational institutions of their 1995 Draft Cohort Default Rate ("CDR") for the Federal Family Education Loan ("FFEL") program. The Draft CDR was previously called the "Prepublication" CDR. The Draft CDRs for all Company-owned schools averaged 17.2%, as compared to an average official CDR for fiscal 1994 of 18.4%. Draft CDRs are subject to revision prior to publication as official CDRs, however the Company does not anticipate that the rates will increase significantly.

           The Art Institute of Houston's 1995 Draft CDR is 20.3%. While The Art Institute of Houston's CDR for fiscal 1992 was under 20%, its official CDRs for 1993 and 1994 were 25.8% and 29.7%, respectively. A school, after exhausting its appeal rights, loses eligibility for its students to participate in the Federal Family Education Loan program if its official CDR is 25% or above for 3 consecutive years.

(a)  Exhibits:

     (3)(a) Amended and Restated Articles of Incorporation (1)
     (3)(b) Restated Bylaws (1)

     (4) Rights Agreement, dated October 1, 1996, between Education Management Corporation and Mellon Bank, N.A. (1)

     (15)  Report of Independent Public Accountants

     (27)  Financial Data Schedules

     (99)  William M. Webster, IV Agreement

----------

     (1) The form of this document is an exhibit to the Company's registration statement on Form S-1 (Registration No. 333-10385) filed on
           August 19, 1996 and incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EDUCATION MANAGEMENT CORPORATION
                                     (Registrant)

Date:

                                     /s/ ROBERT B. KNUTSON
                                     -------------------------------------
                                         Robert B. Knutson
                                         Chairman and Chief Executive Officer

                                     /s/ ROBERT T. MCDOWELL
                                     -------------------------------------
                                         Robert T.  McDowell
                                         Senior Vice President and
                                         Chief Financial Officer