Form 10-K405
period 1997-06-30
EDUCATION MANAGEMENT CORPORATION
filed 1997-09-29
CIK 880059

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 1997       COMMISSION FILE NUMBER: 000-21363

                            ------------------------

                        EDUCATION MANAGEMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          PENNSYLVANIA                                      25-1119571
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

    300 SIXTH AVENUE, PITTSBURGH, PA                            15222
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 562-0900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 22, 1997 was approximately $202,300,000. The number of shares of Common Stock outstanding on September 22, 1997 was 14,434,737 shares.

Documents incorporated by reference:

Notice of 1997 Annual Meeting and Proxy Statement (Part III of Form 10-K).

================================================================================

                                     PART I

ITEM 1--BUSINESS

     The following discussion contains forward-looking statements relating to future plans, expectations, events or performances that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

     Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States based on student enrollments and revenues. Through its operating units, the Art Institutes ("The Art Institutes"), The New York Restaurant School ("NYRS"), The National Center for Paralegal Training ("NCPT") and The National Center for Professional Development ("NCPD"), the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and professional development. The Company has provided career-oriented education programs for 35 years, and its schools have graduated over 100,000 students. In the fall quarter of fiscal 1997, beginning October 1, 1996, EDMC's schools had approximately 15,800 students enrolled, representing all 50 states and over 80 countries.

     The Company's main operating unit, The Art Institutes, consists of 13 schools in 12 cities throughout the United States and accounted for approximately 92.7% of the Company's net revenues in fiscal 1997. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, multimedia, computer animation, video production, culinary arts, interior design, industrial design, photography, fashion marketing and fashion design. Those programs typically are completed in 18 to 27 months and culminate in an associate's degree. Five Art Institutes currently offer bachelor's degree programs, and EDMC expects to continue to introduce bachelor's degree programs at schools in states in which applicable regulations permit proprietary postsecondary institutions to offer such programs.

     In January 1997, the Company acquired the assets of Lowthian College in Minneapolis, Minnesota and renamed the school The Art Institute of Minnesota. In March 1997, the Company's newest school, The Art Institute of Los Angeles, obtained its license to operate in the state of California. The Art Institute of Los Angeles expects to begin offering classes in October 1997.

     The Company offers a culinary arts curriculum at six Art Institutes and expects to begin offering that curriculum at The Art Institute of Philadelphia in October 1997. In addition, in August 1996, the Company acquired NYRS, a well-known culinary arts and restaurant management school located in New York City. NYRS offers an associate's degree program and certificate programs. NYRS accounted for approximately 5.4% of the Company's net revenues in fiscal 1997.

     The Company offers paralegal training at NCPT in Atlanta, a leading source of paralegals in the southeastern United States. NCPT offers certificate programs that generally are completed in four to nine months. NCPD maintains consulting relationships with seven colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planner test preparation programs for recent college graduates and working adults. In fiscal 1997, the Company derived approximately 1.8% of its net revenues from NCPT and NCPD combined.

     EDMC's primary objective is to provide career-focused education that maximizes employment opportunities for its students after graduation. EDMC's graduates are employed by a broad range of employers nationwide. Approximately 86% of the calendar year 1996 graduates of all programs at EDMC's schools who were available for employment obtained positions in fields related to their programs of study within six months of graduation.

     The Company believes that demand for postsecondary education will generally increase due to (i) an increase of 20% in the number of new high school graduates from approximately 2.5 million in 1994 to 3.0 million in 2005 (as projected by the National Center for Education Statistics), (ii) the growing interest of working adults in enhancing their marketable skills, (iii) the income premium attributable to higher education degrees, and (iv) employers' continuing demand for entry-level workers with appropriate technical skills.

     EDMC has capitalized on these favorable trends in the postsecondary education market through continued implementation of the following strategic initiatives:

     - Enhancing Growth at the Company's Schools: The Company has continued to expand its evening programs and to augment its efforts to recruit high school students. The total number of students attending The Art Institutes (including schools opened or acquired during fiscal 1996) rose approximately 20.3% from the fall quarter of fiscal 1993 to the fall quarter of fiscal 1997. Excluding those new schools, the increase was approximately 13.4% over the same period. In fiscal 1997, The Art Institutes experienced a 28.7% increase over the prior year in the number of applications from high school seniors for education programs starting in fiscal 1997 or fiscal 1998.

     - Opening or Acquiring Schools: The Company believes that significant opportunities exist for growth through the establishment of new schools and acquisitions. In fiscal 1996, the Company acquired or opened three schools: The Art Institute of Phoenix, The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg. Since the beginning of fiscal 1997, the Company has acquired or opened three additional schools: NYRS, The Art Institute of Minnesota and The Art Institute of Los Angeles. The Company also has committed significant resources to an integrated, customized information network that the Company believes enhances its ability to integrate newly established or acquired schools into the Company's operations.

     - Expanding Education Programs: EDMC seeks to optimize its portfolio of programs to meet the needs of both its students and the employment market. Since the beginning of fiscal 1994, the Company has increased the number of Art Institutes at which it offers culinary arts programs from three to six (in addition to acquiring NYRS) and expects to start a culinary arts program at The Art Institute of Philadelphia in October 1997. The Company has also added education program offerings in high growth fields such as computer animation, multimedia and video production, and expects to start classes in fiscal 1998 in interactive multimedia programming and web site administration.

     - Improving Student Outcomes: The Company continues to seek to increase the number of students who finish their programs of study, the number of graduates who find employment in fields related to their programs of study and the starting salaries of those graduates. At The Art Institutes, the average quarterly net persistence rate, a measure of the number of students that are enrolled during an academic quarter and advance to the next academic quarter, improved from 88.4% in fiscal 1994 to 90.2% for the first three quarters of fiscal 1997. From calendar year 1993 to calendar year 1996, the placement rate for all graduates available for employment, who completed any program at an Art Institute, improved from 83.1% to 86.8% and average starting salaries rose 29.5% from approximately $15,600 to approximately $20,200.

     The Company believes the experience of its management team and the substantial equity ownership of its employees are significant factors contributing to its success. EDMC's senior management has an average of nine years with EDMC and 18 years of experience in the education industry. Approximately two-thirds of the employees of EDMC, including a substantial majority of the management team, has an ownership interest in the Company through direct holdings, participation in the Company's Employee Stock Ownership Plan and Trust (the "ESOP") or both.

COMPANY HISTORY

     The Company was organized as a Pennsylvania corporation in 1962. In 1971, Robert B. Knutson (currently the Chairman and Chief Executive Officer) became President of the Company. At that time, EDMC consisted primarily of The Art Institute of Pittsburgh, which was acquired in 1970. Between 1971 and fiscal 1997, the Company opened two schools and acquired 11 others. A third new school, The Art Institute of Los Angeles, is expected to begin classes in October 1997. Since 1971, the Company's net revenues have increased from approximately $1.9 million to approximately $182.8 million in fiscal 1997.

     In November 1996, the Company and certain shareholders sold shares of the Company's common stock, $.01 par value (the "Common Stock"), to the public in an initial public offering (the "Offering").

INDUSTRY OVERVIEW

     According to the National Center for Education Statistics, education is the second largest sector of the U.S. economy, accounting for approximately 8% of gross domestic product in 1996, or over $600 billion. EDMC's schools are part of the postsecondary education market, which accounts for approximately one-third of the total sector, or $208 billion. Of the approximately 6,000 postsecondary schools that are eligible to participate in federal financial aid programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended (the "HEA"), approximately 500 are proprietary degree-granting institutions such as EDMC's schools. The United States Department of Education (the "U.S. Department of Education") estimates that by the year 2001 the number of students enrolled in higher education institutions will increase by more than
1.5 million to over 16 million students.

     The Company believes that a significant portion of the growth in the postsecondary education market will result from an increase in the number of new high school graduates. According to the U.S. Department of Education, the number of new high school graduates is expected to increase by approximately 20%, from
2.5 million graduates in 1994 to 3.0 million graduates in 2005. Significant growth is also expected to result from increased enrollment of working adults. The U.S. Department of Education estimates that, over the next several years, initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments of recent high school graduates.

     The postsecondary education industry is also expected to benefit from the public's increased recognition of the value of a postsecondary education. According to The National Center for Education Statistics, the percentage of recent high school graduates who continued their education after graduation increased from approximately 53% in 1983 to approximately 63% in 1993. The Company believes that the income premium associated with a postsecondary education has been a significant factor contributing to this trend. The Census Bureau has reported that, in 1995, a full-time male worker with an associate's degree earned an average of 37% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor's degree earned an average of approximately 72% more per year than a comparable worker with only a high school diploma. In addition, employment in technical occupations is expected to increase over the next several years as the demand for technically skilled labor increases.

     The Company believes that private degree-granting institutions, such as The Art Institutes and NYRS, will have an advantage over their principal competitors, the public two-year and four-year institutions, in capitalizing on the trends in the postsecondary education market. Private degree-granting institutions have the ability to work closely with employers to develop education programs. Well-capitalized companies, such as EDMC, should benefit from their ability to absorb the increasing costs of regulatory compliance and capital expenditure requirements through their economies of scale and national marketing presence.

BUSINESS STRATEGY

     EDMC intends to capitalize on the trends in the postsecondary education market, creating an opportunity for increased revenues and profitability, by (i) enhancing growth at its current schools, (ii) opening or acquiring schools in attractive markets, (iii) expanding program offerings, and (iv) improving student outcomes.

     ENHANCING GROWTH AT THE COMPANY'S SCHOOLS

     EDMC believes that it will continue to benefit from trends relating to the growing number of potential students, particularly new high school graduates and working adults. EDMC augmented its efforts to recruit high school students by enlarging its high school admissions staff by 35% from fiscal 1995 to fiscal 1997 and by increasing the number of high schools visited to approximately 8,500 in fiscal 1997 (an increase of approximately 22% over fiscal 1995) and the number of high schools at which presentations were made to approximately 7,300 in fiscal 1997 (an increase of approximately 21% over fiscal 1995). The Company believes that, due in part to these efforts, applications from high school seniors in fiscal 1997 (for education programs starting in fiscal 1997 or fiscal 1998) were 28.7% greater than in fiscal 1996. The Company also believes it can penetrate the growing working adult market by introducing and augmenting evening programs. The first introduction of such programs was at The Art Institute of Dallas in fiscal 1993. Now, substantially all of The Art Institutes offer evening programs. The total number of students participating in such programs at The Art Institutes increased 40% to approximately 2,100 students in the spring quarter of fiscal 1997 from approximately 1,500 students in the spring quarter of fiscal 1996.

     In addition, the Company actively seeks international students for The Art Institutes. The Company employs both admissions personnel with international experience and independent recruiters abroad. To accommodate the special needs of international students, staff members are assigned to act as international student advisors. Average international student enrollments in fiscal 1997 were approximately 27% greater than in fiscal 1996, and international students currently constitute approximately 6% of the total enrollments at The Art Institutes.

     TARGETING EXPANSION OPPORTUNITIES IN A FRAGMENTED MARKET

     To further its national presence and to take advantage of the highly fragmented postsecondary education industry, EDMC plans to establish new schools and to acquire existing schools in favorable locations. The Company analyzes a new market for enrollment potential, positive long-term demographic trends, the concentration of likely employers, the level of competition, facility costs, the availability of faculty and management talent, and the regulatory approval process.

     Establishing New Schools. New schools, such as The Art Institute of Phoenix which opened in fiscal 1996 and The Art Institute of Los Angeles which is expected to begin offering classes in October 1997, will be established primarily as Art Institutes, allowing the Company to use its accumulated knowledge and experience in Art Institute operations. In recent years, the Company has developed a financial and operational model to analyze prospective start-up investments, which takes into account, among other things, enrollment projections, pre-opening expenditures, the marketing expenses necessary to build interest in a school and a risk/return profile.

     Acquiring Existing Schools. The Company also believes that significant opportunities exist for growth through acquisitions. In particular, many smaller institutions have limited resources to manage the increasingly complex regulatory environment or to fund the high costs of developing the new programs required to meet the changing demands of the employment market. The Company's acquisition focus will be on schools that (i) can be integrated efficiently into its existing operations, (ii) will benefit from EDMC's expertise and scale in marketing and administration, and (iii) possess a strong, established reputation. In November 1995, the Company acquired the assets of the Ray College of Design (renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg). Combined enrollment at The Illinois Institutes of Art has increased from 346 as of January 1, 1996 to 604 as of October 1, 1996. In August 1996, the Company acquired the assets of NYRS, a well-known culinary arts and restaurant management school located in New York City. In January 1997, the Company acquired the assets of Lowthian College in Minneapolis, Minnesota (renamed The Art Institute of Minnesota).

     EXPANDING EDUCATION PROGRAMS

     EDMC currently offers education programs in a variety of fields and continually seeks to optimize its portfolio of programs to meet the needs of both its students and the employment market. The Company believes that developing programs that balance the opportunities in the job market and the interests of students will increase enrollment and expand the Company's revenue base. Within three years of its development and introduction, the Company's computer animation curriculum had a fiscal fall 1997 enrollment of approximately 3,500 students and generated tuition revenues during fiscal 1997 of approximately $35 million. In addition to the acquisition of NYRS, the Company has introduced culinary arts programs at six Art Institutes, and expects to begin offering a seventh program at The Art Institute of Philadelphia in October 1997.

     The Company also offers bachelor's degree programs in several fields of study which are designed to appeal to students seeking enhanced career preparation and credentials. Bachelor's degree programs benefit the Company by providing a longer revenue stream than two-year associate's degree programs. The Company will seek to introduce additional bachelor's degree programs at schools in states in which applicable regulations permit proprietary postsecondary institutions, such as The Art Institutes, to offer such programs. In fiscal 1997, the Company introduced and augmented its bachelor's degree programs in the areas of computer animation, graphic design, interior design and industrial design, and expects to introduce a bachelor's degree program in interactive multimedia programming in 1998. The average number of students enrolled in bachelor's degree programs at The Art Institutes in fiscal 1997 increased 143% from fiscal 1996 to approximately 600. See "The Business of Education--Programs of Study."

     The Company has begun to test the feasibility of a new type of program that is intended to serve the needs of working professionals in the art, design and digital publishing fields. In this type of program, the initial instruction will occur at one of The Art Institutes and subsequent work will be done off-site through the use of the World Wide Web.

     IMPROVING STUDENT OUTCOMES

     EDMC intends to continue to improve student persistence and graduate starting salaries in order to enhance the reputation of its schools and their education programs and increase student enrollments. Measures implemented by the Company include higher admissions standards, academic placement testing, remediation courses, improved faculty training and increased administrative resources dedicated to placement assistance. The Art Institutes' average net quarterly persistence rate, which measures the number of students that are enrolled during an academic quarter and advance to the next academic quarter, increased from 89.0% in fiscal 1995 to 89.6% in fiscal 1996 to 90.2% for the first three quarters of fiscal 1997. From calendar year 1993 to calendar year 1996, The Art Institutes' placement rate for all graduates available for employment, who completed programs, improved from 83.1% to 86.8% and average starting salaries rose 29.5% from approximately $15,600 to approximately $20,200.

THE BUSINESS OF EDUCATION

     EDMC's primary mission is to maximize student success by providing students with the education necessary to meet employers' current and anticipated needs. To achieve this objective, the Company focuses on (i) marketing to a broad universe of potential students, (ii) admitting students who possess the relevant interests and capabilities, (iii) providing students with courses taught by industry professionals, and (iv) assisting students in job placement upon graduation.

     STUDENT RECRUITMENT AND MARKETING

     EDMC seeks to attract students with both the motivation and ability to complete the programs offered by its schools. To generate interest, the Company engages in a broad range of activities to inform potential students and their parents about its schools and programs of study.

     The general reputation of The Art Institutes and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as television and print media advertising, the World Wide Web, high school visits and recruitment events, and utilizes its internal advertising agency to create publications, television and radio commercials, videos and other promotional materials for the Company's schools. The Company estimates that in fiscal 1997 referrals accounted for 39% of new student enrollments at The Art Institutes, broadcast advertising accounted for 22%, high school recruitment programs accounted for 21%, print media accounted for 12%, international marketing accounted for 3% and the remaining 3% was classified as miscellaneous. The goal of the Company's recruitment efforts is to increase awareness of the Company's schools among potential applicants in a cost-effective manner.

     The Company carefully monitors the effectiveness of its marketing efforts. In fiscal 1997, The Art Institutes' marketing efforts generated inquiries from approximately 175,200 qualified prospective students. The Art Institutes' inquiry-to-application conversion ratio increased from 6.5% in fiscal 1992 to 10.4% in fiscal 1997, and the applicant-to-new student ratio increased from 55.8% in fiscal 1992 to 66.8% in fiscal 1997.

     To capitalize on the growing number of new high school graduates, the Company employs approximately 54 high school representatives and utilizes a variety of strategies. These high school representatives made presentations at high schools, during which student artwork, videos and a multimedia demonstration are shown to students and educators to promote The Art Institutes. Each Art Institute also conducts college preview seminars at which prospective students can meet with a representative, view artwork and videos, and receive enrollment information. Summer teenager and teacher workshops are held to inform students and educators of the education programs offered by The Art Institutes. The Company's marketing efforts to reach young adults and working adults who may be attracted to evening programs are conducted through local newspaper advertising, direct mail campaigns and broadcast advertising.

     NYRS relies on local television and referrals as its primary marketing tools and has begun to use high school representatives and presentations at high schools in the New York metropolitan area to increase its applicant pool. NCPT uses direct mail, print media and advertisements in related national trade periodicals to generate interest. Referrals, especially from employers, are an important source of new students for NCPT. In addition, NCPT conducts an extensive recruitment program at colleges, featuring college visits, participation in college career fairs, posters and advertising in college newspapers.

     STUDENT ADMISSION AND RETENTION

     Each applicant for admission to an Art Institute is required to have a high school diploma or a recognized equivalent and submit a written essay. Prospective students are interviewed to assess their qualifications, their interest in the programs offered by the applicable Art Institute and their commitment to their education. In addition, the curricula, student services, education cost, available financial resources and student housing are reviewed during interviews, and tours of the facilities are conducted for prospective students.

     At each Art Institute, student admissions is overseen by a committee, comprised principally of members of the faculty, that reviews each application and makes admissions decisions. Art Institute students are of varying ages and backgrounds. For fiscal 1997, approximately 29% of the entering students matriculated directly from high school, approximately 28% were between the ages of 19 and 21, approximately 31% were 22 to 29 years of age and approximately 12% were 30 years old or older.

     The Company recognizes that the ability to retain students until graduation is an important indicator of the success of its schools and that early academic intervention is crucial to improve student persistence and completion rates. As with other postsecondary institutions, students at the Company's schools may fail to complete their programs for a variety of personal, financial or academic reasons. To reduce the risk of student withdrawals, each Art Institute devotes staff resources to advise students regarding academic and financial matters, part-time employment and housing. Remedial courses are mandated for students with low academic skill levels and tutoring is encouraged for students experiencing academic difficulties. The average student-to-faculty ratio at the Company's schools was approximately 18:1 during fiscal 1997.

     At The Art Institutes, the average net quarterly persistence rate, which measures the number of students that are enrolled during an academic quarter and advance to the next academic quarter, improved from 88.4% in fiscal 1994 to 90.2% for the first three quarters of fiscal 1997. The Company believes that it has been able to improve its average net quarterly persistence rate, in part, due to its investment in academic programs, student academic testing and placement, remediation programs and faculty training initiatives, the increased availability of supplemental student financing and orientation and socialization programs designed to provide transition assistance to incoming students.

     The Company's schools bill students for their tuition and other institutional charges by the term of instruction, typically an academic quarter. Each school's refund policies must meet the requirements of the U.S. Department of Education and such school's state and accrediting agencies. Generally, if a student ceases attendance during the first 60% of his or her first term, the applicable school will refund institutional charges based on the number of weeks remaining in that term. After a student has attended 60% of that term, the school will retain 100% of the institutional charges. After a student's first term, the school refunds institutional charges based on the number of weeks attended in the quarter in which the student withdraws. Generally, after six weeks of a term, the school will retain 100% of the institutional charges for that academic quarter.

     PROGRAMS OF STUDY

     EDMC's degree programs are designed to provide career-oriented education to students. The Company believes that the educational needs of students are served through curricula and a teaching/learning model that support the development of problem-solving, interpersonal and team skills, as well as technical and professional skills. The Art Institutes attempt to serve students through education provided by industry-experienced faculty, a low student-to-faculty ratio and an interactive learning methodology. Classes at The Art Institutes are scheduled throughout the year with quarterly start dates for the convenience of students. Classes at NYRS begin monthly and classes at NCPT begin three times annually.

     The development of new education programs at any postsecondary institution demands a substantial commitment of human resources and capital. Most new programs at The Art Institutes are currently approved on a system-wide basis and are made available to each of The Art Institutes for implementation as determined by that school's administration and its Board of Trustees, where applicable. Faculty, employment assistance specialists, curricula advisory boards, industry experts, industry literature and employers are the most common sources for new program offerings. Approximately 550 employers are represented on local curricula advisory boards for The Art Institutes. Generally, proposed education programs are referred to a series of system-wide administrative bodies that decide whether to proceed with development of those programs. As part of such process, an independent contractor, or internal analyst where appropriate, may be retained to develop and compile data for the purpose of identifying both potential student interest in a program and the skills required of a graduate upon program completion. Such research is then used to produce a curriculum model for final review. The goals of the curriculum development process are to provide new program opportunities and to revise existing curricula to be consistent with changing industry needs.

     The Art Institutes offer the following degree programs, among others. Not all programs are offered at each Art Institute.

THE SCHOOL OF DESIGN

Associate's Degree Programs

  Computer Animation
  Graphic Design
  Interior Design
  Industrial Design Technology

Bachelor's Degree Programs

  Computer Animation
  Graphic Design
  Interior Design
  Industrial Design

THE SCHOOL OF CULINARY ARTS

Associate's Degree Programs

  Culinary Arts
  Travel and Tourism
THE SCHOOL OF MEDIA ARTS

Associate's Degree Programs

  Multimedia
  Photography
  Video Production
  Web Site Administration*

Bachelor's Degree Programs

  Interactive Multimedia Programming*

THE SCHOOL OF FASHION

Associate's Degree Programs

  Fashion Design
  Fashion Marketing

Bachelor's Degree Programs

  Fashion Design
  Fashion Marketing and Management

---------

* Starting in fiscal 1998.

     Approximately 3.8% of The Art Institutes' average quarterly student enrollments in fiscal 1997 were in specialized diploma programs. Academic credits from all of the specialized diploma programs are fully transferable into associate's and bachelor's degree programs at The Art Institutes. Diploma programs are designed for working adults who seek to supplement their education or are interested in enhancing their marketable skills.

     The Company expects to continue to add additional bachelor's degree programs at schools in states in which applicable regulations permit proprietary postsecondary institutions to offer such programs. In Pennsylvania, the legislature has recently directed the State Board of Education to authorize proprietary postsecondary institutions, such as the Company's schools in Philadelphia and Pittsburgh, to offer bachelor's degree programs. For several other Art Institutes, the Company has determined not to offer such programs at this time because of possible interference with the current regional accreditation process for those schools. See "Accreditation."

     GRADUATE EMPLOYMENT

     The Company believes that employment of its graduates in occupations related to their fields of study is critical to the ability of its schools to continue to recruit students successfully. Based on information received from graduating students and employers, the Company believes that students graduating from The Art Institutes during the five calendar years ended December 31, 1996 obtained employment in fields related to their programs of study as follows:

                                                                           PERCENT OF AVAILABLE
                                                                          GRADUATES WHO OBTAINED
                                                          NUMBER OF         EMPLOYMENT RELATED
                    GRADUATING CLASSES                    AVAILABLE        TO PROGRAM OF STUDY
                     (CALENDAR YEAR)                     GRADUATES(1)              (2)
    --------------------------------------------------   ------------     ----------------------
         1996.........................................       3,676                 86.8%
         1995.........................................       3,734                 87.4
         1994.........................................       3,495                 86.4
         1993.........................................       3,580                 83.1
         1992.........................................       3,440                 81.7

---------

(1) The term "Available Graduates" refers to all graduates except those pursuing further education, that are deceased, that are in active military service, with medical conditions that prevent such graduates from working, or who are international students no longer residing in the United States.

(2) For calendar years 1996, 1995 and 1994, the information presented reflects employment in fields related to graduates' programs of study within six months after graduation. Prior to calendar year 1994, the Company tracked graduate employment data based on employment rates within nine months after graduation.

     For calendar year 1996, the approximate average starting salaries of graduates of degree and diploma programs at The Art Institutes were as follows:
The School of Culinary Arts--$20,900; The School of Design--$21,800; The School of Fashion--$18,200; and The School of Media Arts--$18,000.

     Each Art Institute offers career-planning services to all graduating students through its employment assistance department. Specific career advice is provided during the last two quarters of a student's education. Interviewing techniques and resume-writing skills are developed, and students receive portfolio counseling where appropriate. The Art Institutes maintain contact with approximately 38,000 employers nationwide. Employment assistance advisors educate employers about the programs at The Art Institutes and the caliber of their graduates. Employment assistance advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. The Company believes that the ability of employment assistance advisors to generate job leads and match employers' needs with graduates' skills and the active role of graduates in their own job searches are major reasons for the percentage of Art Institute graduates employed in their fields throughout the country.

     Employers of Art Institute graduates include numerous small and medium-sized companies (such as radio and television stations), as well as better-known larger companies. The following companies are representative of the larger companies that employ Art Institute graduates: Bell Atlantic Corporation, Blockbuster Entertainment Group, The Boeing Company, Eddie Bauer, Inc., Ethan Allen Interiors Inc., Humongous Entertainment, Inc., J. C. Penney Company, Inc., Marriott International, Inc., The May Department Stores Company, Microsoft Corporation, The Neiman Marcus Group, Inc., Nordstrom, Inc., Sierra On-Line, Inc., Take2 Interactive Software, Inc., Tele-Communications, Inc., Time Warner Inc., Turner Broadcasting System, Inc. and The Walt Disney Company.

SCHOOLS

     The following table shows the location of each of EDMC's schools, the name under which it operates, the date of its establishment, the date EDMC opened or acquired it, and the number of students enrolled as of the beginning of the second quarter of fiscal 1997.

                                                                             FISCAL
                                                              CALENDAR      YEAR EDMC
                                                                YEAR        ACQUIRED
              SCHOOL                        LOCATION         ESTABLISHED     /OPENED     ENROLLMENT(1)
-----------------------------------   --------------------   -----------    ---------    -------------
The Art Institute of Atlanta.......   Atlanta, GA                1949          1971          1,455
The Art Institute of Dallas........   Dallas, TX                 1964          1985          1,238
The Art Institute of Fort
  Lauderdale.......................   Fort Lauderdale, FL        1968          1974          2,073
The Art Institute of Houston.......   Houston, TX                1974          1979          1,111
The Art Institute of Los Angeles...   Los Angeles, CA            1997          1998            n/a
The Art Institute of Minnesota.....   Minneapolis, MN            1964          1997            n/a
The Art Institute of
  Philadelphia.....................   Philadelphia, PA           1971          1980          1,840
The Art Institute of Phoenix.......   Phoenix, AZ                1995          1996            241
The Art Institute of Pittsburgh....   Pittsburgh, PA             1921          1970          2,431
The Art Institute of Seattle.......   Seattle, WA                1946          1982          2,255
The Colorado Institute of Art......   Denver, CO                 1952          1976          1,489
The Illinois Institute of Art at
  Chicago..........................   Chicago, IL                1916          1996            367
The Illinois Institute of Art at
  Schaumburg.......................   Schaumburg, IL             1983          1996            237
National Center for Paralegal
  Training.........................   Atlanta, GA                1973          1973            307
New York Restaurant School.........   New York, NY               1980          1997            794

---------

(1) Enrollments are as of October 1, 1996 (i.e., the start of the second quarter of fiscal 1997), prior to the acquisition of The Art Institute of Minnesota and prior to the start-up of The Art Institute of Los Angeles.

GOVERNANCE OF THE ART INSTITUTES

     EDMC believes that the governance structure for The Art Institutes differs from governance structures at other proprietary school systems and possesses several advantages. EDMC's three-tier structure has the advantage of permitting each of EDMC's schools to be recognized by regulatory authorities and accrediting agencies on an individual basis, thereby enabling the school to be accredited in its geographic region.

     The Art Institutes International, Inc. ("AII") is the parent corporation for all of The Art Institutes other than The Art Institute of Pittsburgh, which is a division of AII. The Board of Directors of AII approves the annual and long-range operating plans of The Art Institutes, including their annual budgets. The AII Board of Directors also appoints the members of the AII System Coordinating Board, the primary focus of which is AII system-wide education policy and quality. The AII System Coordinating Board coordinates education research, academic programming, development and planning. It also communicates with external governmental and corporate entities on behalf of AII, approves new education programs, reviews existing programs and assists The Art Institutes in developing policies and procedures.

     At most of The Art Institutes, Boards of Trustees are vested with the authority to manage the schools' business and affairs. Thus, each such Art Institute puts its own imprint on the academic programs it offers, consistent with applicable state laws, regulations and licensure requirements and accreditation standards, while maintaining compatibility among The Art Institutes. Each Board of Trustees is empowered to select the president and adopt institutional policies and procedures to achieve the mission of its Art Institute.

     In addition, in calendar 1994, AII organized an International Advisory Board (the "IAB"). The IAB is comprised of renowned artists, designers, chefs and entertainment professionals who provide advice and support to AII. Members of the IAB also review curricula as requested and provide other services as agreed upon by the IAB members.

TECHNOLOGY

     EDMC is committed to providing its students access to the technology necessary for developing the skills required by their education programs. To help fulfill this commitment, at June 30, 1997, The Art Institutes had approximately 2,075 desktop and workstation computers with applicable software in classroom laboratories, largely operating on a seven-day per week basis. Each Art Institute monitors the utilization of these classroom laboratories to ensure that students have sufficient and appropriate equipment and software. Animation students use powerful desktop and workstation computer technologies to create, animate, color and render two-dimensional and three-dimensional projects. Multimedia students integrate digital audio, screen-layout and motion content into their productions. Design students make significant use of technologies for computer-aided design and layout, photo composition and digital prepress applications. Video production students use computer technologies for programming schedules, digital non-linear editing and special effects. Photography students utilize computers to translate traditional silver-based images into digital forms, where composition, perspective, sharpness and color can be manipulated. Interior and industrial design students learn to use computer-aided drafting and visualization technology and equipment.

     The Art Institutes have implemented a process to systematize the specification and acquisition of equipment, computer hardware and software based upon present and proposed curricula. Through its director of technology and a technology committee comprised of key faculty and technology staff, each Art Institute researches and monitors changing market and technological requirements. These efforts, conducted in each school's market area and coordinated on a national basis, are used to develop a system-wide, unified strategy for the purchase and implementation of classroom technology.

MANAGEMENT AND EMPLOYEES

     EDMC is led by a senior management team possessing an average of more than 18 years of experience in the education industry and nine years with the Company. A substantial majority of the management team has an ownership interest in the Company through direct holdings, participation in the ESOP or both. As of June 30, 1997, EDMC had 1,554 full-time and 640 part-time staff and faculty. The staff and faculty are experienced in assessing the needs of the employment markets and designing and updating education programs to prepare students for employment opportunities. Many faculty members are or have been successful professionals in their respective fields.

ADMINISTRATIVE SUPPORT SYSTEMS

     During the last four years, EDMC has centralized many of its administrative functions to permit the staff at its schools to devote more of their efforts to attracting new students and promoting student success. Centralized administrative functions include: accounting, marketing, finance, real estate, student financial aid, curricula research and development, purchasing, human resource management, legal, regulatory and legislative affairs, information systems and technology support services. The Company believes that this centralization has contributed to operating efficiencies and has positioned the Company to control general and administrative costs more effectively during its planned expansion.

     The Company has invested approximately $10.0 million and devoted substantial resources to set-up an integrated, customized information network designed to assist Company personnel in maximizing internal efficiency. The Company believes that this system has improved its ability to recruit new students, administer student financial aid, prepare and track student academic schedules, monitor part-time and full-time employment opportunities for its students and graduates, perform general and student accounting and manage human resources. The Company believes that its investment in technology also facilitates the integration of acquisitions and newly established schools into the Company's operations.

NATIONAL CENTER FOR PARALEGAL TRAINING

     NCPT is one of the leading sources of paralegals in the southeastern United States. NCPT offers certificate programs to recent college graduates, employer-sponsored students and adults interested in changing careers. Programs offered by NCPT include paralegal studies, legal nurse consultant and legal administrative assistant.

NCPT paralegal and legal administrative assistant graduates are employed in law firms and corporations. Legal nurse consultants typically are employed on a project basis and are trained to be independent contractors.

NATIONAL CENTER FOR PROFESSIONAL DEVELOPMENT

     NCPD maintains consulting relationships with seven colleges and universities. NCPD offers a wide range of services to its college and university clients, including assistance with curricula development, the formulation and execution of marketing strategies for the program offerings, training for admissions staff, program directors and faculty, preparation of annual program budgets, establishment of instructor evaluation guidelines and development of strategies for employment assistance and consultation on other academic issues as requested by a client institution. Certificate programs, developed by NCPD and offered by its client institutions, are paralegal studies, legal nurse consultant training and financial planner test preparation. In the fall of fiscal 1997, NCPD client institutions had approximately 950 students enrolled in these programs.

COMPETITION

     The postsecondary education market is highly competitive. The Art Institutes compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools. Certain public and private colleges and universities may offer programs similar to those of The Art Institutes. Public institutions are often able to charge lower tuition than The Art Institutes due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. However, tuition at private non-profit institutions is, on average, higher than The Art Institutes' tuition.

     EDMC believes its students are well served by its student-centered education environment, career-oriented curricula developed with employer input, the effectiveness of its employment assistance activities and its national reputation and market presence. The Company believes that its students also should benefit from its investments in technology, including modern facilities with well-equipped classrooms, programs that permit attendance year-round thereby facilitating early graduation, and the Company's commitment to selecting faculty with appropriate academic credentials and relevant employment experience. Another competitive strength of EDMC's schools is the ability to address evolving regulatory and accreditation requirements.

SEASONALITY IN RESULTS OF OPERATIONS

     EDMC has experienced seasonality in its results of operations primarily due to the pattern of student enrollments. Historically, EDMC's lowest quarterly revenues and income have been in the first quarter (July to September) of its fiscal year due to fewer students being enrolled during the summer months and the expenses incurred in preparation for the peak in enrollment in the fall quarter (October to December). EDMC expects that this seasonal trend will continue.

ACCREDITATION

     Accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

     Pursuant to provisions of the HEA, the U.S. Department of Education relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. Accrediting agencies that meet U.S. Department of Education standards are recognized as reliable evaluators of educational quality. All of EDMC's schools, other than The Art Institute of Los Angeles, are accredited by one or more accrediting agencies recognized by the U.S. Department of Education. Four of the Company's schools are either accredited, or are candidates for accreditation, by one of the six regional accrediting agencies that accredit virtually all of the public and private non-profit colleges and universities in the United States.

     The accrediting agencies for each of the Company's schools are set forth in the following table (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first):

                   SCHOOL                                    ACCREDITING AGENCY
--------------------------------------------    --------------------------------------------
The Art Institute of Atlanta................    Commission on Colleges of the Southern
                                                Association of Colleges and Schools ("COC of
                                                SACS")
The Art Institute of Dallas.................    Accrediting Commission of Career Schools and
                                                Colleges of Technology ("ACCSCT")
                                                COC of SACS (Candidate)
The Art Institute of Fort Lauderdale........    ACCSCT
The Art Institute of Houston................    ACCSCT
                                                COC of SACS (Candidate)
The Art Institute of Los Angeles............    *
The Art Institute of Minnesota..............    Accrediting Council for Independent Colleges
                                                and Schools ("ACICS")
The Art Institute of Philadelphia...........    ACCSCT
The Art Institute of Phoenix................    ACCSCT
The Art Institute of Pittsburgh.............    ACCSCT
The Art Institute of Seattle................    ACCSCT
                                                Commission on Colleges of the Northwest
                                                Association of Schools and Colleges
                                                (Candidate)
The Colorado Institute of Art...............    ACCSCT
The Illinois Institute of Art at Chicago....    ACCSCT
The Illinois Institute of Art at                ACCSCT
  Schaumburg................................
National Center for Paralegal Training......    ACICS
  (NCPT, Inc.)
New York Restaurant School..................    ACCSCT
                                                New York State Board of Regents

---------

* The Company cannot submit an application for The Art Institute of Los Angeles to be accredited until students begin classes there. The Company intends to file such an application with ACCSCT in October 1997.

     The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the U.S. Department of Education as a condition of its continued recognition. Each of the accrediting agencies listed above has been reviewed within the past 26 months and has had its recognition extended.

     An accrediting agency may place an institution on "reporting" status in order to monitor one or more specified areas of a school's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that school's performance in the specified areas. While on reporting status, an institution may not open and commence teaching at new locations without first receiving a waiver from its accrediting agency. Two of the Company's schools, The Art Institute of Dallas and The Art Institute of Houston, each of which accounted for approximately 7.3% of the Company's net revenues in fiscal 1997, were placed on reporting status by their accrediting agency in January 1993 and February 1993, respectively, based on that accrediting agency's concern about those schools' reported student completion rates for certain programs. The Art Institute of Philadelphia, which accounted for approximately 11.7% of the Company's net revenues in fiscal 1997, was placed on reporting status in August 1995 by the same accrediting agency based on that accrediting agency's concern about that school's overall student completion rate. The accrediting agency's standards define a program's completion rate as the percentage of the students who started that program during a twelve-month period and who have either graduated from that program within a period of time equal to 150% of that program's length or withdrawn from that program during the same period in order to accept full-time employment in the occupation or job category for which the program was offered. Because that calculation can only be performed after a student's scheduled completion date, it does not provide a timely basis for a school to affect student outcomes. For that reason, the Company uses the net quarterly persistence rate as a method to track the retention rate of students. Such rate is equal to the number of students in a program at the beginning of an academic quarter, including any formerly withdrawn students who restarted the program during the prior academic quarter, divided by the number of students enrolled in that program at the beginning of that prior academic quarter.

     Each of the three schools that were placed on reporting status has filed completion and placement reports as required by the accrediting agency, using the accrediting agency's definition of student completion rate. The Art Institute of Dallas has been notified that it is no longer on reporting status. Although the accrediting agency has acknowledged that there has been some improvement with respect to the completion rates of some programs at the other two schools, and although for The Art Institute of Houston the total number of students enrolled in the programs being monitored is only a small portion of that school's total enrollment, the accrediting agency has continued the two institutions on reporting status based on its concern about some of the reported completion rates. EDMC's expansion plans do not depend on either of those schools opening additional locations.

STUDENT FINANCIAL ASSISTANCE

     As is the case at most postsecondary institutions, many students enrolled at one of EDMC's schools must rely, at least in part, on financial assistance to pay the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships.

     To provide students access to financial assistance resources available through Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the state in which it is located, (ii) accredited by an accrediting agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, that school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

     Under the HEA and its implementing regulations, each of the Company's schools that participates in Title IV Programs must comply with certain standards on an institutional basis. For purposes of these standards, the regulations define an institution as a main campus and its additional locations (formerly called branch campuses), if any. Under this definition, each of the Company's schools is a separate institution, except for The Art Institute of Phoenix, which is an additional location of The Colorado Institute of Art, The Illinois Institute of Art at Schaumburg, which is an additional location of The Illinois Institute of Art at Chicago, and The Art Institute of Los Angeles, which will be an additional location of The Art Institute of Pittsburgh.

     When The Art Institute of Los Angeles receives its accreditation from ACCSCT, The Art Institute of Pittsburgh will file an application with the U.S. Department of Education for The Art Institute of Los Angeles to participate in Title IV Programs as its additional location. All other Art Institutes and NYRS participate in Title IV Programs. NCPT has not applied to participate in Title IV Programs.

     NATURE OF FEDERAL SUPPORT FOR POSTSECONDARY EDUCATION

     While the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Title IV Programs have provided aid to students for more than 30 years and, since the mid-1960s, the scope and size of such programs have steadily increased. Since 1972, Congress has expanded the scope of the HEA to provide for the needs of the changing national student population by, among other things, providing that students at proprietary schools are eligible for assistance under Title IV Programs, establishing a program for loans to parents of eligible students, opening Title IV Programs to part-time students, increasing maximum loan limits and eliminating the requirement that students demonstrate financial need to obtain federally guaranteed student loans. Most recently, the Federal Direct Student Loan ("FDSL") program was enacted, enabling students to obtain loans from the federal government rather than from commercial lenders. In recent years, federal funds appropriated for Title IV Programs have increased from $8.6 billion for the federal fiscal year ending September 30, 1994 to $10.5 billion for the federal fiscal year ending September 30, 1996. The volume of federally guaranteed student loans (and, more recently, loans issued under the FDSL program) has increased from $17.9 billion in the federal fiscal year ending September 30, 1993 to $29.1 billion in the federal fiscal year ending September 30, 1996.

     Students at EDMC's schools receive grants and loans to fund their education under several Title IV Programs, of which the two largest are the Federal Pell Grant ("Pell") program and the Federal Family Education Loan ("FFEL") program. The Company's schools also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, the Federal Perkins Loan ("Perkins") program and the Federal Work-Study ("FWS") program. Most of the Company's schools also have been selected by the U.S. Department of Education to participate in the FDSL program.

     Pell. Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 1997, Pell grants ranged from $400 to $2,470 per year; beginning on July 1, 1997, the limit was increased to $2,700 per year. Amounts received by students enrolled in the Company's schools in fiscal 1997 under the Pell program equaled approximately 6% of the Company's net revenues.

     FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. At most of the Company's schools, FSEOG awards generally do not exceed $1,200 per eligible student per year. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. In fiscal 1997, the Company's required 25% institutional match was approximately $695,000. Amounts received by students in the Company's schools under the FSEOG program in fiscal 1997 equaled approximately 1% of the Company's net revenues.

     FFEL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with significant financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company's schools under the Stafford program in fiscal 1997 equaled approximately 41% of the Company's net revenues. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by parents of students in the Company's schools under the PLUS loan program in fiscal 1997 equaled approximately 14% of the Company's net revenues.

     Perkins. Eligible undergraduate students may borrow up to $3,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the termination of studies. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which is capitalized by the U.S. Department of Education. Subsequent federal capital contributions in the same proportion may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and reloans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 1997, the Company collected approximately

$1,990,000 from its former students. In fiscal 1997, the Company's required matching contribution was approximately $159,000. The Perkins loans disbursed to students in the Company's schools in fiscal 1997 equaled approximately 2% of the Company's net revenues.

     Federal Work-Study. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. In fiscal 1997, FWS funds accounted for less than 1% of the Company's net revenues.

     FDSL. Under the FDSL program, students may obtain loans directly from the U.S. Department of Education rather than commercial lenders. The conditions on FDSL loans are generally the same as on loans made under the FFEL program. Ten of the Company's 13 schools currently eligible to participate in Title IV Programs have been selected by the U.S. Department of Education to participate in the FDSL program, but all have deferred participation since their respective students' loan needs continue to be satisfied under the FFEL program.

     OTHER FINANCIAL ASSISTANCE SOURCES

     Students at several of the Company's schools participate in state grant programs. In fiscal 1997, approximately 3% of the Company's net revenues was derived from state grant programs. In addition, certain students at some of the Company's schools receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 1997, financial assistance from such federal programs equaled less than 2% of the Company's net revenues. The Art Institutes also provide institutional scholarships to qualified students. In fiscal 1997, institutional scholarships had a value equal to approximately 2% of the Company's net revenues. In September 1995, the Company negotiated access to a supplemental loan program with a commercial bank that allows students to repay loans over ten years after graduation and allows students with lower than average credit ratings to obtain loans. To the Company's knowledge, The Art Institutes are the only institutions primarily offering associate's degree programs that are eligible to participate in that loan program. The primary objective of such loan program is to lower the monthly payments required of students. Such loans are without recourse to the Company or its schools.

     AVAILABILITY OF LENDERS

     During the last year, five lending institutions (Bank One, Indianapolis, National Association; First Union Bank; National City Bank, Indiana; Central Bank; and Mellon PSFS (NJ) National Association) provided over 80% of all federally guaranteed loans to students attending the Company's schools. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

     One student loan guaranty agency (United Student Aid Funds) currently guarantees over 90% of all federally guaranteed student loans made to students enrolled at the Company's schools. The Company believes that other guaranty agencies would be willing to guarantee loans to the Company's students if that agency ceased guaranteeing those loans or reduced the volume of those loans guaranteed.

     FEDERAL OVERSIGHT OF TITLE IV PROGRAMS

     The substantial amount of federal funds disbursed through Title IV Programs, coupled with the large numbers of students and institutions participating in them, have led to instances of fraud, waste and abuse. As a result, the United States Congress (the "U.S. Congress") has required the U.S. Department of Education to increase its level of regulatory oversight of schools to ensure that public funds are properly used. Each institution must annually submit to the U.S. Department of Education an audit by an independent accounting firm of that school's compliance with Title IV Program requirements, as well as audited financial statements. The U.S. Department of Education also conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to student loan programs. In addition, the Office of the Inspector General of the U.S. Department of Education conducts audits and investigations in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each Art Institute and NYRS, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in Title IV Programs.

     Largely as a result of this increased oversight, more than 800 institutions have either ceased to be eligible for, or have voluntarily relinquished their, participation in some or all Title IV Programs since October 1, 1992. This has reduced competition among institutions with respect to certain markets and education programs. Due to the specialized nature of their education programs, the reduction in the number of participating institutions has had no substantial effect on The Art Institutes.

     Cohort Default Rates. A significant component of the Congressional initiative aimed at reducing fraud, waste and abuse was the imposition of limitations on participation in Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed student loans at an "excessive" rate. Since the U.S. Department of Education began to impose sanctions on institutions with cohort default rates above certain levels, more than 600 institutions have lost their eligibility to participate in some or all Title IV Programs for this reason. However, many institutions, including all of The Art Institutes, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner.

     A school's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose FFEL cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in that program or the FDSL program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose FFEL cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. Since the calculation of FFEL cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders and private guarantors), as well as the U.S. Department of Education, the HEA provides a formal process for the review and appeal of the accuracy of FFEL cohort default rates before the U.S. Department of Education takes any action against an institution based on its FFEL cohort default rates.

     None of the Company's schools has had a FFEL cohort default rate of 25% or greater for three consecutive federal fiscal years. The Art Institute of Houston, which accounted for approximately 7% of the Company's net revenues in fiscal 1997, had published FFEL cohort default rates of 25.4% and 30.2% for federal fiscal years 1993 and 1994 (the latest years for which rates have been published), respectively, but has received a preliminary FFEL cohort default rate of 20.3% for federal fiscal year 1995. The remainder of the Company's schools had published 1994 FFEL cohort default rates and preliminary 1995 rates below 25%. For federal fiscal year 1994, the combined FFEL cohort default rate for all borrowers at the Company's schools was 18.2% and the individual schools' rates ranged from 9.2% to 30.2%. The average FFEL cohort default rate for all proprietary institutions for federal fiscal year 1994 was 21.1%. For federal fiscal year 1995, the combined preliminary FFEL cohort default rate for all borrowers at the Company's schools was 17.7% and the individual schools' rates ranged from 6.8% to 23.4%. (Preliminary cohort default rates are subject to revision by the U.S. Department of Education based on information that schools and guaranty agencies identify and submit to the U.S. Department of Education for review, in order to correct any errors in the data previously provided to the U.S. Department of Education. Any such adjustment will be made by the U.S. Department of Education at the time that final rates are officially published.) The Company understands that the U.S. Department of Education anticipates issuing official 1995 FFEL cohort default rates in November 1997.

     If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the U.S. Department of Education and may be subject to summary adverse action if it commits violations of Title IV Program requirements. To EDMC's knowledge, the U.S. Department of Education reviews an institution's compliance with the cohort default rate thresholds described in this paragraph only when that school is otherwise subject to a U.S. Department of Education certification review. Five of the Company's schools have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 1995/1996 federal award year, the most recent year for which such rates have been calculated. Those schools and their Perkins cohort default rates for that year are: The Art Institute of Atlanta (21.3%); The Art Institute of Fort Lauderdale (21.8%); The Art Institute of Houston (49.1%); The Art Institute of Philadelphia (20.4%) and The Art Institute of Seattle (23.3%). Those schools accounted for approximately 9%, 13%, 7%, 12% and 14%, respectively, of the Company's net revenues in fiscal 1997. For each such school, funds from the Perkins program equaled less than 2% of the school's net revenues in fiscal 1997, other than The Art Institute of Houston where such funds equaled approximately 3% of net revenues in fiscal 1997. Thus, those schools could be placed on provisional certification status, which would subject them to closer review by the U.S. Department of Education. To date, none of those schools has been placed on such status for this reason. If one of those schools were placed on provisional certification status for this reason and that school reduced its Perkins cohort default rate below 15% in a subsequent year, that school could ask the U.S. Department of Education to remove the provisional status. One of those schools, The Art Institute of Houston, has been placed on provisional certification status because of its FFEL cohort default rates.

     Each of the Company's schools has adopted a student loan default management plan. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduates' salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing if a student ceases attending that school. Those activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies.

     Increased Regulatory Scrutiny. The 1992 reauthorization of the HEA contained a three-part initiative, referred to as the Program Integrity Triad, intended to increase regulatory scrutiny of postsecondary education institutions. Part one of that initiative required each state to establish a State Postsecondary Review Entity ("SPRE") to review certain institutions within that state to determine their eligibility to continue participating in Title IV Programs. SPRE review would be mandatory for an institution that met specified statutory criteria, such as high cohort default rates, lack of financial responsibility, certain changes in ownership or a pattern of student complaints, and would be conducted using standards developed by the applicable SPRE based on guidelines in the HEA. The U.S. Congress has declined to provide funding for SPREs and the U.S. Department of Education has repealed its regulations concerning SPREs. As a result, no SPREs are currently functioning.

     Part two of the Program Integrity Triad expanded the role of accrediting agencies in the oversight of institutions participating in Title IV Programs. As a result, the accrediting agencies of which the Company's schools are members have increased the depth and intensity of reviews and have expanded examinations in such areas as financial responsibility and timeliness of student refunds. The Program Integrity Triad provisions also require each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic reviews by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. Each accrediting agency that accredits any of the Company's schools has been reviewed by the U.S. Department of Education under the Program Integrity Triad provisions and reapproved for continued recognition by the U.S. Department of Education.

     Part three of the Program Integrity Triad tightened the standards to be applied by the U.S. Department of Education in evaluating the financial responsibility and administrative capability of institutions participating in Title IV Programs, and mandated that the U.S. Department of Education periodically review the eligibility and certification to participate in Title IV Programs of every such eligible institution. By law, all institutions are required to undergo such a recertification review by the U.S. Department of Education by 1997 and every four years thereafter. Under these standards, each of the Company's schools would be evaluated by the U.S. Department of Education more frequently than in the past. Two of the Company's schools currently have recertification applications pending with the U.S. Department of Education. A denial of recertification would preclude a school from continuing to participate in Title IV Programs.

     Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements as part of the U.S. Department of Education's quadrennial recertification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. One standard requires each institution to demonstrate an acid test ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1:1 at the end of each fiscal year. Another standard requires that each institution have a positive tangible net worth at the end of each fiscal year. A third standard prohibits any institution from having a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of that institution's tangible net worth as measured at the beginning of that two-year period. An institution that is determined by the U.S. Department of Education not to meet the standards of financial responsibility on the basis of failing to meet one or more of the specified numeric indicators is nonetheless entitled to participate in Title IV Programs if it can demonstrate to the U.S. Department of Education that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, proof of prior compliance with the numeric standards and other information specified in the regulations, that its continued operation is not jeopardized by its financial condition. Alternatively, an institution may post surety either in an amount equal to one-half of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% of such prior year's funds and agree to receive Title IV Program funds under an arrangement other than the U.S. Department of Education's standard advance funding arrangement. The U.S. Department of Education has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the U.S. Department of Education.

     Historically, the U.S. Department of Education has evaluated the financial condition of the Company's schools on an institution-by-institution basis, although recently the U.S. Department of Education has requested, and the Company has provided, financial information concerning The Art Institutes on a consolidated basis at the level of their parent company, AII. Each of The Art Institutes individually (other than The Art Institute of Minnesota, The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg) and on a consolidated basis at the level of AII (which is the parent of all The Art Institutes other than The Art Institute of Pittsburgh, which is a division of
AII) has met the financial responsibility standards described above as applied by the U.S. Department of Education for the relevant periods. At the times of their acquisitions, The Art Institute of Minnesota, The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg satisfied those standards by relying on the consolidated financial statements of AII in their applications to the U.S. Department of Education.

     In 1996, the U.S. Department of Education issued proposed regulations that, if adopted as issued, would significantly revise the present financial responsibility requirements, primarily by replacing the three separate numeric standards described above with a composite score based on three new calculations. The U.S. Department of Education has extended the period for comment on the proposed regulations on three occasions, due to concerns expressed by institutions about the proposed standards. The U.S. Department of Education has not yet issued the regulations in final form, but has stated its intention to do so by December 1997 and to make the new regulations effective as of July 1, 1998.

     Restrictions on Operating Additional Schools. The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable requirements. In addition, a school which undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV Programs under its new ownership. Pending recertification, the U.S. Department of Education suspends Title IV Program funding to that school's students. If a school is recertified, it will be on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. The Company's expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

     The Art Institute of Minnesota, The Illinois Institute of Art at Chicago, The Illinois Institute of Art at Schaumburg and NYRS are provisionally certified by the U.S. Department of Education due to their recent acquisition by the Company. When it receives its accreditation from ACCSCT, a fifth school, The Art Institute of Los Angeles, will file an application with the U.S. Department of Education to participate in Title IV Programs. As it is an additional location of The Art Institute of Pittsburgh, the Company believes that it will be approved and will not be provisionally certified. None of the Company's other schools that are participating in Title IV Programs are on provisional certification status, except The Art Institute of Houston which in the course of the normal recertification process was provisionally recertified in 1997 because of its FFEL cohort default rates.

     Certain of the state authorizing agencies and accrediting agencies with jurisdiction over the Company's schools also have requirements that may, in certain instances, limit the ability of the Company to open a new school, acquire an existing school or establish an additional location of an existing school. The Company does not believe that those standards will have a material adverse effect on the Company or its expansion plans.

     The "85/15 Rule." Under a provision of the HEA commonly referred to as the "85/15 Rule," a proprietary institution, such as each of EDMC's schools, would cease being eligible to participate in Title IV Programs if, on a cash accounting basis, more than 85% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 85/15 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated that, since this requirement took effect in fiscal 1995, none of the Company's schools has derived more than 79% of its revenues from Title IV Programs for any fiscal year, and that for fiscal 1997 the range for the Company's schools was from approximately 50% to approximately 70%. For fiscal 1996, the Company's independent public accountants examined management's assertion that the Company's schools complied with these requirements and opined that such assertion was fairly stated in all material respects. The Company's independent public accountants have not yet issued their reports with respect to these assertions for fiscal 1997. They have, however, informed the Company that their work is substantially complete and that they expect to again opine that management's assertion was fairly stated in all material respects. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its schools would derive more than 85% of its revenues from Title IV Programs for any fiscal year. If a school appears likely to approach the 85% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance.

     Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. EDMC believes that its current compensation plans are in compliance with HEA standards, although the regulations of the U.S. Department of Education do not establish clear criteria for compliance.

     Legislative Action. The HEA was most recently reauthorized by the U.S. Congress in 1992, at which time funding for Title IV Programs was authorized through September 30, 1997, with an automatic one-year extension if the HEA was not reauthorized by that date. The U.S. Congress has commenced the reauthorization process, which is expected to be completed during 1998. Numerous changes to the HEA have been proposed by the U.S. Department of Education and other parties. At this time it is not possible to predict whether current funding levels will be maintained for any or all Title IV Programs or how current requirements for institutional participation and student eligibility may be changed.

     In addition, in July 1997, the U.S. Congress passed the Taxpayer Relief Act of 1997, which the President signed into law in August 1997. The new law contains a number of provisions relating to students attending postsecondary education institutions, including various tax credits, tax deductions and provisions liberalizing the use of individual retirement accounts to meet educational expenses. The provisions of this new law will be phased in beginning in 1998 and are intended by the U.S. Congress to assist students and their families in paying for their postsecondary education programs.

STATE AUTHORIZATION

     Each of EDMC's schools is authorized to offer education programs and grant degrees or diplomas by the state in which such school is located. The level of regulatory oversight varies substantially from state to state. In some states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. The Company believes that each of the Company's schools is in substantial compliance with state authorizing and licensure laws.

ITEM 2--PROPERTIES

     EDMC's schools are located in major metropolitan areas in eleven states. Typically, the schools occupy an entire building or several floors or portions of floors in a building. The Company and its subsidiaries lease all of their facilities, except in Denver where one building with 44,495 square feet is owned by the Company. Such leases currently have remaining terms ranging from less than one year to 17 years and typically include options for renewal. Most school leases are guaranteed by EDMC. In fiscal 1997, the Company and its subsidiaries paid approximately $12.2 million in rent for educational and administrative facilities.

     New leases entered into for schools typically are for ten years to 15 years, with two to four five-year renewal options. Currently, the Company expects to spend $40 to $50 per square foot, in addition to any allowance provided by the landlord, to make improvements necessary for the facility to meet the Company's operating standards. For new or rapidly growing schools, a lease typically provides for expansion rights within a building in order to accommodate increases in student enrollment.

     The majority of schools lease facilities for student parking and housing. These arrangements generally are intended to assist only a limited number of a school's students, are designed to be flexible, are for terms of one to five years and usually do not involve an EDMC guarantee. Annual rent for school-sponsored housing arrangements ranges from approximately $80,000 to $1.2 million per school, depending on the number of housing units and local market conditions.

     The following table sets forth certain information as of June 30, 1997 with respect to the principal properties leased by the Company and its subsidiaries:

    LOCATION (CITY/STATE)       SQUARE FEET
-----------------------------   -----------
Phoenix, AZ..................      53,500
Los Angeles, CA..............      37,755
Denver, CO...................      59,755
Ft. Lauderdale, FL(1)........     118,500
Atlanta, GA..................      88,250
Atlanta, GA..................      14,570
Chicago, IL..................      29,470
Schaumburg, IL...............      17,935

    LOCATION (CITY/STATE)       SQUARE FEET
-----------------------------   -----------
Minneapolis, MN..............      22,320
New York, NY.................      30,500
Philadelphia, PA(2)..........     113,900
Pittsburgh, PA...............      26,115
Pittsburgh, PA(3)............     126,500
Dallas, TX(4)................      75,250
Houston, TX..................      79,345
Seattle, WA..................     114,750

---------

(1) One of the properties occupied by The Art Institute of Fort Lauderdale is owned by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director.

(2) One of the properties occupied by The Art Institute of Philadelphia is owned indirectly by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director and another current director of EDMC.

(3) This lease expires in the year 2000 with no renewal option.

(4) This lease expires in the year 1999 with no renewal option.

ITEM 3--LEGAL PROCEEDINGS

     EDMC is subject to litigation in the ordinary course of its business. Certain proceedings have been brought under the Texas Deceptive Trade Practices Act and similar statutes in other jurisdictions. Typically, under those laws, an individual can seek treble damages and attorneys' fees or, in the alternative, actual and punitive damages, plus interest and court costs.

     While there can be no assurance as to the ultimate outcome of any litigation involving the Company, the Company does not believe that any pending legal proceeding is likely to result in a judgment or settlement that would have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock is traded on the Nasdaq National Market System under the symbol "EDMC." As of September 22, 1997, there were 14,434,737 shares of Common Stock outstanding held by approximately 525 holders of record. The prices set forth below reflect the high and low sales prices for the Common Stock for the periods indicated, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

                                                                       1997
                                                                 -----------------
                            THREE MONTHS ENDED                    HIGH       LOW
            --------------------------------------------------   ------     ------
            September 30......................................      N/A        N/A
            December 31.......................................   $21.00     $15.50
            March 31..........................................    23.25      18.00
            June 30...........................................    26.75      21.50

     EDMC has not declared or paid any cash dividends on its capital stock during the last ten years other than on the shares of its Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"), none of which is currently outstanding. EDMC currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends by EDMC is, and will continue to be, subject to certain restrictions under the terms of the Amended and Restated Credit Agreement, dated March 16, 1995, as amended (the "Revolving Credit Agreement").

     During fiscal 1997, the Company sold 1,500 shares of Common Stock to N.G. Temnick on August 9, 1996 for $3.50 per share ($5,250 in the aggregate) pursuant to the exercise of stock options in a transaction which was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

ITEM 6--SELECTED FINANCIAL DATA

     The following summary consolidated financial and other data should be read in conjunction with the Company's Consolidated Financial Statements and Notes Thereto filed in response to Item 8 and the information included in response to
Item 7 below. Certain of the summary consolidated financial data presented below are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1996 and 1997 and for each of the three years in the period ended June 30, 1997 also is filed in response to Item 8 below. The summary consolidated income statement data for the years ended June 30, 1993 and 1994 are derived from audited financial statements not included herein.

                                                               YEAR ENDED JUNE 30,
                                            ----------------------------------------------------------
                                              1993      1994(7)     1995(8)(9)    1996(9)       1997
                                            --------    --------    ----------    --------    --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues.............................   $117,234    $122,549     $131,227     $147,863    $182,849
Amortization of intangibles(1)...........     10,025       6,599        1,937        1,060       2,076
ESOP expense(2)..........................      4,791       4,759        7,086        1,366          --
Income (loss) from continuing operations
  before extraordinary item(3)...........     (1,174)     (1,702)       1,513        6,846       9,985
Net income (loss)........................     (1,174)     (1,702)       1,513        5,920       9,985
Dividends on Series A Preferred Stock....      2,249       2,249        2,249        2,249          83
Other Series A Preferred Stock
  transactions...........................         --          --           --           --         403
PER SHARE DATA(4):
Primary:
Income (loss) from continuing operations
  before extrordinary item...............       (.49)       (.57)        (.11)         .45         .72
Net income (loss)........................       (.49)       (.57)        (.11)         .36         .72
Weighted average number of shares of
  Common Stock outstanding, in
  thousands(5)...........................      6,959       6,926        6,890       10,170      13,235
Fully Diluted:
Income (loss) from continuing operations
  before extraordinary item..............       (.49)       (.57)        (.11)         .39         .72
Net income (loss)........................       (.49)       (.57)        (.11)         .31         .72
Weighted average number of shares of
  Common Stock outstanding, in
  thousands(5)...........................      6,959       6,926        6,890       11,874      13,687
OTHER DATA:
Capital expenditures.....................      8,448       6,289       11,640       14,981      18,098
Enrollments at beginning of fall quarter
  during period(6).......................     12,708      12,592       12,749       13,407      15,838

                                                                  AS OF JUNE 30,
                                             --------------------------------------------------------
                                               1993        1994        1995        1996        1997
                                             --------    --------    --------    --------    --------
                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Total cash and cash equivalents...........   $ 24,164    $ 20,487    $ 39,623    $ 27,399    $ 33,227
Current assets............................     31,729      30,705      49,662      39,858      48,886
Total assets..............................     85,091      78,527     102,303     101,412     126,292
Current liabilities.......................     30,343      30,129      34,718      27,264      36,178
Long-term debt (including current
  portions)...............................     68,923      63,112      69,810      65,919      34,031
Shareholders' investment (deficit)(10)....    (10,790)     (7,724)      1,855       9,656      57,756

---------

 (1) Includes the amortization of goodwill and intangibles resulting from the application of purchase accounting to the establishment and financing of the ESOP and the related leveraged transaction in 1989. See Note 3 of

     Notes to Consolidated Financial Statements on page 43. The majority of the intangible assets related to student enrollments and applications, accreditation and contracts with colleges and universities and were written off over two to five year periods. The excess of the investment in EDMC and other acquisitions (including NYRS) over the fair market value of the net assets acquired has been assigned to goodwill and is being amortized over 40 years.

 (2) ESOP expense equals the sum of the payments on the senior term loan obtained for the ESOP's acquisition of securities from EDMC (the "ESOP Term Loan"), plus repurchases of shares from participants in the ESOP, less the dividends paid on the shares of Series A Preferred Stock previously held by the ESOP. In fiscal 1995, the Company made a voluntary prepayment of $2.1 million on the ESOP Term Loan. In fiscal 1996, the ESOP Term Loan was repaid in full. Therefore, there will be no future ESOP expense resulting from the repayment of such loan or, as the Offering has been consummated, from repurchases of shares.

 (3) In fiscal 1996, the $25.0 million aggregate principal amount of the Company's 13.25% Senior Subordinated Notes due 1999 (the "Subordinated Notes") was prepaid in full. The resulting $1.5 million prepayment penalty is classified as an extraordinary item net of the related tax benefit.

 (4) Dividends on the outstanding shares of Series A Preferred Stock, dividends accrued but not paid on outstanding shares of Series A Preferred Stock and a redemption premium paid upon redemption of 75,000 shares of Series A Preferred Stock have been deducted from net income (loss) in calculating net income (loss) per share of Common Stock.

 (5) The weighted average number of shares of Common Stock used to calculate income (loss) per share includes, where dilutive, equivalent shares of Common Stock calculated under the treasury stock method and resulting from the conversion of outstanding shares of Series A Preferred Stock.

 (6) Excludes students enrolled in programs at colleges and universities having consulting agreements with NCPD.

 (7) A special charge of $3.0 million was recorded in fiscal 1994 for unusual items, including the early write-off of equipment, program termination expenses, severance compensation, expenses related to the settlement of a lease and various legal expenses. Such special charge was included in educational services and general and administrative expenses.

 (8) Results for fiscal 1995 include a $1.1 million nonrecurring credit for the refund of state and local business and occupation taxes.

 (9) Charges of $1.1 million, $0.5 million and $0.4 million are reflected in 1995, 1996 and 1997, respectively, to account for non-cash compensation expense related to the performance-based vesting of nonstatutory stock options.

(10) Prior to the closing date of an initial public offering of its securities, holders of the Company's equity securities had the right, under certain circumstances, to require the Company to repurchase such securities. In addition, the Company had the right to redeem shares of the Series A Preferred Stock and its Class B Common Stock, $.0001 par value, under certain circumstances. These rights expired upon consummation of the Offering.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     EDMC is among the largest providers of proprietary postsecondary education in the United States based on student enrollments and revenues. Through its operating units, The Art Institutes, NYRS, NCPT and NCPD, the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and professional development. The Company has provided career-oriented education programs for 35 years, and its schools have graduated over 100,000 students. The Company's main operating unit, The Art Institutes, consists of 13 schools in 12 major metropolitan areas throughout the United States and accounted for 92.7% of the Company's net revenues in 1997. Unless otherwise specified, any reference to a year is to a fiscal year ended June 30.

     Net revenues, income before interest and taxes and net income increased in each of the last two years. Net revenues are presented after deducting refunds, scholarships and other adjustments. Net revenues increased 39.3% to $182.8 million in 1997 from $131.2 million in 1995. Income before interest and taxes increased 189.2% to $18.8 million in 1997 from $6.5 million in 1995. Net income increased by 560.0% to $10.0 million in 1997 from $1.5 million in 1995. Average quarterly student enrollments at the Company's schools were 14,490 in 1997 compared to 11,349 in 1995. The increase in average enrollments was due to new education programs, additional school locations, and expanded evening program offerings.

     The Company's revenues consist of tuition and fees, student housing fees and student supply store and restaurant sales. In 1997, the Company derived 87.8% of its net revenues from tuition and fees paid by, or on behalf of, its students. Tuition revenue generally varies based on the average tuition charge per credit hour and the average student population. Student supply store, housing and restaurant revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a fiscal period and by the number of new students entering school during such period. New students enter The Art Institutes at the beginning of each academic quarter, which typically commence in January, April, July and October. The Company believes that the size of its student population is influenced by the number of graduating high school students, the attractiveness of its program offerings, the effectiveness of its marketing efforts, the strength of employment markets, the persistence of its students, the length of its education programs and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important influences on the Company's average student population.

     Tuition increases have been implemented in varying amounts in each of the past several years. Historically, the Company has been able to pass along cost increases through increases in tuition. Tuition rates have generally been consistent across the Company's schools and programs. However, as the Company enters more markets in different geographic regions, tuition rates across Company schools might not remain consistent. The Company believes that it can continue to increase tuition as educational costs at other postsecondary institutions, both public and private, continue to rise. The Company's schools implemented tuition rate increases averaging approximately 5.5% for the fall quarter of 1997.

     The majority of students at The Art Institutes and NYRS rely on funds received under various government sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the year ended June 30, 1997, approximately 63% of the Company's net revenues was indirectly derived from Title IV Programs.

     Educational services expense consists primarily of costs related to the delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, management information system costs, bad debt expense and depreciation and amortization of property and equipment. During 1997, The Art Institutes' faculty was comprised of approximately 44% full-time and approximately 56% part-time employees. In 1996 these same percentages were 45% and 55%, respectively.

     General and administrative expense consists of marketing and student admissions expenses and departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company's students. The Company has centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and control of costs. All marketing and student admissions costs are expensed in the year incurred.

     Amortization of intangibles relates to the values assigned to student enrollment agreements and applications, accreditation, contracts with colleges and universities and goodwill which arose principally from the application of purchase accounting to the establishment and financing of the ESOP and the related leveraged transaction in October 1989 and the acquisitions of NYRS and Lowthian College (renamed the Art Institute of Minnesota). See Note 3 of Notes to Consolidated Financial Statements.

     ESOP expense equals the sum of the payments on the ESOP Term Loan plus repurchases of shares from participants in the ESOP, less the dividends paid on the Series A Preferred Stock that was held by the ESOP. As of June 30, 1996, the entire ESOP Term Loan was repaid. As a result, there was no ESOP expense in 1997 nor will there be future ESOP expense resulting from the repayment of such loan. Coincident with the Offering, the ESOP converted its shares of Series A Preferred Stock into shares of Common Stock and therefore, dividends are no longer payable on the Series A Preferred Stock.

     In November 1995, the Company purchased the assets of the two schools of the Ray College of Design for $1.1 million in cash and the assumption of specified liabilities. The Company acquired accounts receivable, property and equipment and certain other assets. The schools, which regained eligibility as of March 1996 to participate in Title IV Programs, were renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg.

     In 1996, the Company established The Art Institute of Phoenix at which classes commenced in January 1996. The Art Institute of Phoenix initiated the accreditation process in January 1996, submitted its application to the U.S. Department of Education in June 1996, and became eligible to participate in Title IV Programs in August 1996. During 1996, the Company deferred approximately $0.4 million of certain pre-opening non-marketing and admissions costs associated with The Art Institute of Phoenix start-up. All of the costs deferred in 1996 were expensed in 1997.

     In August 1996, the Company purchased certain assets of NYRS for $9.5 million. The Company acquired current assets net of specified current liabilities, property and equipment, student enrollment agreements, curriculum, trade names and certain other assets. The school regained its eligibility as of November 1996 to participate in Title IV Programs.

     In January 1997, the Company acquired the assets of Lowthian College in Minneapolis, Minnesota for $0.4 million, which included the assumption of certain liabilities. The school, which regained eligibility as of April 1997 to participate in Title IV Programs, has been renamed The Art Institute of Minnesota.

     In March 1997, the Company established a wholly owned subsidiary, The Art Institute of Los Angeles, which obtained its license to operate in the State of California. In connection with this start-up, marketing and student recruiting activities commenced in April 1997. The school expects to begin classes in October 1997. In 1997, the Company changed its policy and did not defer pre-opening costs for The Art Institute of Los Angeles. The $0.4 million of pre-opening costs incurred in 1997 were expensed.

     Start-up schools and smaller acquisitions are expected to incur operating losses during the first several quarters following their opening or purchase. As expected, the combined operating losses of the Company's newer schools in Arizona, Illinois, Minnesota and California totaled approximately $3.4 million in 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationships of certain income statement items to net revenues.

                                                                YEAR ENDED JUNE 30,
                                                           -----------------------------
                                                           1995        1996        1997
                                                           -----       -----       -----
        Net revenues....................................   100.0%      100.0%      100.0%
        Costs and expenses:
          Educational services..........................    66.2        66.8        66.1
          General and administrative....................    22.0        21.9        22.4
          Amortization of intangibles...................     1.5         0.7         1.1
          ESOP expense..................................     5.4         0.9          --
                                                           -----       -----       -----
                                                            95.0        90.4        89.6
        Income before interest and taxes................     5.0         9.6        10.3
        Interest expense, net...........................     3.4         2.3         0.9
        Income before income taxes......................     1.6         7.3         9.5
        Provision for income taxes......................     0.4         2.7         4.0
        Income before extraordinary item................     1.2         4.6         5.5
        Extraordinary item..............................      --         0.6          --
        Net income......................................     1.2%        4.0%        5.5%

YEAR ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

NET REVENUES

     Net revenues increased by 23.7% to $182.8 million in 1997 from $147.9 million in 1996. The revenue increase was primarily due to a 13.1% increase in average quarterly student enrollments ($15.4 million) and an average 5.5% tuition price increase ($5.8 million) at The Art Institutes owned by EDMC prior to 1997 and the addition of two schools ($10.2 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $9,860 in 1997 from $9,345 in 1996. In August 1996, the Company acquired NYRS and in January 1997, the Company acquired Lowthian College in Minneapolis, Minnesota and renamed it The Art Institute of Minnesota.

     Net housing revenues increased by 12.5% to $10.4 million in 1997 from $9.2 million in 1996 and revenues from the sale of educational materials in 1997 increased by 33.4% to $8.7 million. Both are primarily the result of increased student enrollments.

     Refunds for 1997 increased $1.3 million from $4.7 million in 1996 to $6.0 million in 1997. As a percentage of gross revenue, refunds remained consistent between years.

EDUCATIONAL SERVICES

     Educational services expense increased by $22.1 million, or 22.3%, to $120.9 million in 1997 from $98.8 million in 1996. The increase was primarily due to incremental education expenses needed to service higher student enrollments accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 1996 ($8.8 million) and schools added in 1996 and 1997 ($10.1 million). Other factors that have contributed to the increase are expanded capital spending for culinary arts programs and classroom technology, and initiatives to improve student persistence rates and graduate starting salaries.

     On an overall basis, as a percentage of net revenue, educational services expense in 1997 decreased by 0.7% from 1996. The reduction is primarily the result of improved efficiencies at The Art Institutes due to economies of scale.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased by $8.7 million, or 26.9%, to $41.0 million in 1997 from $32.3 million in 1996 due in large measure to the incremental increase in marketing and student admissions expenses that resulted in higher student enrollments at the schools owned by EDMC prior to 1996 ($2.2 million), and additional marketing and student admissions expenses at the schools added since 1996 ($3.4 million). During 1997, additional expenses were incurred by the Company's central staff organization that supports school operations because of the increased number of Company-owned schools and the growth in student enrollments. General and administrative expense increased as a percentage of net revenues in 1997 compared to 1996 as a result of the factors described above.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles increased by $1.0 million, or 90.9%, to $2.1 million in 1997 from $1.1 million in 1996. The higher expense in 1997 was primarily the result of the amortization of goodwill and other intangible assets associated with the acquisition of NYRS.

ESOP EXPENSE

     ESOP expense was zero in 1997, down from $1.4 million in 1996, due to the repayment in 1996 of the final $3.6 million of the ESOP Term Loan. As a result the Company incurred no ESOP expense in 1997 related to the repayment of such loan.

INTEREST EXPENSE

     Net interest expense decreased by $1.8 million, or 52.9%, to $1.6 million in 1997 from $3.4 million in 1996. The factors that contributed to lower interest expense are: (i) a decrease in the average debt balances outstanding from $38.0 million in 1996 to $22.4 million in 1997, and (ii) lower average interest rates on debt instruments. The lower average debt balance is the result of the Company repaying outstanding indebtedness ($38.5 million) under the Revolving Credit Agreement with proceeds from the Offering; the ESOP Term Loan being repaid as of June 30, 1996; and scheduled payments on capitalized leases.

     In October 1995 the Company retired the entire $25 million issue of its Subordinated Notes with borrowings under the Revolving Credit Agreement which were at a lower rate of interest. Borrowings under the Revolving Credit Agreement were at a weighted average interest rate of 7.3% and 7.2% during 1996 and 1997, respectively.

PROVISION FOR INCOME TAX

     The Company's effective tax rate increased from 37.1% in 1996 to 42.0% in 1997. The effective rate in fiscal 1996 was lower than the combined federal and state statutory rate due to the tax deductible dividends on the Series A Preferred Stock paid to the ESOP and used for ESOP Term Loan repayment. In 1996, tax deductible dividends of $1.6 million offset approximately 14.7% of the Company's income before taxes, substantially reducing the Company's effective tax rate.

INCOME BEFORE EXTRAORDINARY ITEM

     Income before extraordinary item increased by $3.2 million to $10.0 million in 1997 from $6.8 million in 1996. The higher income resulted from improved operations at the Company's schools owned prior to 1996, the addition of NYRS, lower ESOP expense and reduced net interest expense charges, partially offset by increased expense associated with the amortization of intangible assets and a higher provision for income taxes.

EXTRAORDINARY ITEM

     In 1996, the Company prepaid the entire $25 million issue of the Subordinated Notes, resulting in a $0.9 million (net of tax) prepayment penalty.

YEAR ENDED JUNE 30, 1996 COMPARED WITH YEAR ENDED JUNE 30, 1995

NET REVENUES

     Net revenues increased by 12.7% to $147.9 million in 1996 from $131.2 million in 1995 due primarily to a 5.7% increase in average quarterly student enrollments ($6.3 million), an average 6.0% tuition price increase at The Art Institutes owned by EDMC prior to 1996 ($7.4 million), and the addition of new schools ($2.0 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $9,345 in 1996 from $8,820 in 1995. In November 1995, the two schools of the Ray College of Design were acquired and renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg. A new school, The Art Institute of Phoenix, commenced classes in January 1996.

     Net housing revenues increased by 7.7% to $9.2 million in 1996 from $8.6 million in 1995, primarily resulting from price increases. Revenues from the sale of educational materials in 1996 increased by 6.5% to $6.5 million.

     Refunds in 1996 increased $0.6 million from $4.1 million in 1995 to $4.7 million.

EDUCATIONAL SERVICES

     Educational services expense increased by $12.0 million, or 13.8%, to $98.8 million in 1996 from $86.9 million in 1995. The increase was due to $6.8 million of incremental education expenses related to higher student enrollments at the schools owned by EDMC prior to 1996, $3.5 million of education expenses at the three new schools and $1.7 million of additional depreciation expense resulting from expanded capital spending for culinary arts programs and classroom technology. Contributing to the increases at the schools owned by the Company prior to 1996 were investments in initiatives to improve student persistence rates and to increase graduates' starting salaries. These initiatives included additional student remediation, instructor development and expanded employment assistance services. The Art Institutes implemented a system wide remediation program to help students overcome deficiencies in academic preparedness so they successfully complete their education.

     In addition, a $1.1 million refund of state and local business and occupation taxes reduced educational services expense in 1995. As a result of an administrative appeal, The Art Institute of Seattle was exempted from the State of Washington and the City of Seattle business and occupation taxes. Requests for refunds were filed for prior years to the extent permitted by the statute of limitations. The taxes to which the refunds applied had been originally recorded as educational services expense in the years paid.

GENERAL AND ADMINISTRATIVE

     General and administrative expense increased by $3.5 million, or 12.1%, to $32.3 million in 1996 from $28.8 million in 1995 due principally to the incremental increase in marketing and student admissions expenses that resulted in higher student enrollments at the schools owned by EDMC prior to 1996 and the addition of marketing and student admissions expenses for three schools added in 1996.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles decreased by $0.9 million, or 45.3%, to $1.1 million in 1996 from $1.9 million in 1995. The reduction in amortization expense occurred because certain intangible assets resulting from the 1989 leveraged ESOP transaction became fully amortized during 1995.

ESOP EXPENSE

     ESOP expense decreased by $5.7 million, or 80.7%, to $1.4 million in 1996 from $7.1 million in 1995 due to the repayment in 1996 of $3.6 million of ESOP debt, as compared to the repayment in 1995 of $9.1 million of ESOP debt. Repayments in 1996 and 1995 included voluntary prepayments of $0.4 million and $2.1 million, respectively, on the ESOP Term Loan. As of June 30, 1996, the entire ESOP Term Loan had been repaid. As a result, 1996 was the last year in which the Company incurred ESOP expense resulting from the repayment of such loan.

INTEREST EXPENSE

     Net interest expense decreased by $1.1 million, or 25.0%, to $3.4 million in 1996 from $4.5 million in 1995. The decrease was attributable to (i) a reduction in the average debt balance outstanding to approximately $38.0 million in 1996 from $45.0 million in 1995 as a result of principal payments on the ESOP Term Loan and capitalized leases, and (ii) the retirement in 1996 of the Subordinated Notes through borrowings under the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement were at a weighted average interest rate of 7.3% during 1996.

PROVISION FOR INCOME TAX

     The Company's effective tax rate increased from 24.5% in 1995 to 37.1% in 1996, which is lower than the Company's blended state and federal statutory rate of 40.0%. The variance from the statutory rate in 1996 was due to the tax deductibility of $1.6 million of dividends on the Series A Preferred Stock paid to the ESOP and used for ESOP Term Loan repayment. The favorable effect of those dividends was partly offset by $0.4 million of non-deductible goodwill amortization and other items. In 1995, tax deductible dividends were $1.6 million which offset approximately 80% of the Company's income before taxes, substantially reducing the Company's effective tax rate. Non-deductible goodwill amortization in 1995 was $0.4 million. The effective tax rate increased in 1996 because the dollar amount of non-deductible goodwill amortization and deductible ESOP dividends remained largely unchanged from 1995, whereas 1996 earnings before taxes were $8.9 million higher than in 1995.

INCOME BEFORE EXTRAORDINARY ITEM

     Income before extraordinary item increased by $5.3 million to $6.8 million in 1996 from $1.5 million in 1995. Higher income before extraordinary item resulted from improved operations at The Art Institutes, coupled with diminished amortization of intangibles, lower ESOP expense and reduced net interest charges, partially offset by a higher provision for income taxes.

EXTRAORDINARY ITEM

     In October 1995, the Company prepaid in full the $25 million issue of the Subordinated Notes resulting in a $0.9 million (net of tax) prepayment penalty.

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

     The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although The Art Institutes and NYRS encourage year-round attendance. As a result, total student enrollments at the Company's schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, EDMC has experienced net losses in its fiscal first quarter ending September 30 due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter. The Company anticipates that the seasonal pattern in revenues and earnings will continue in the future.

     The following table sets forth the Company's quarterly results for 1996 and 1997.

QUARTERLY FINANCIAL RESULTS

                                                                        1996
                                                    ---------------------------------------------
                                                    SEPT. 30     DEC. 31     MAR. 31      JUNE 30
                                                    (SUMMER)     (FALL)      (WINTER)     (SPRING)
                                                    --------     -------     --------     -------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................   $28,333      $42,635     $39,637      $37,258
Income (loss) before interest and taxes..........   $  (565)     $ 8,654     $ 5,118      $ 1,045
Income (loss) before income taxes................   $(1,481)     $ 7,761     $ 4,239      $   362
Net income (loss)................................   $  (931)     $ 3,955     $ 2,668      $   228
Net income (loss) per common share
  --Primary......................................   $  (.22)     $   .33     $   .21      $  (.05)
  --Fully diluted................................   $  (.22)     $   .29     $   .18      $  (.05)

                                                                        1997
                                                    ---------------------------------------------
                                                    SEPT. 30     DEC. 31     MAR. 31      JUNE 30
                                                    (SUMMER)     (FALL)      (WINTER)     (SPRING)
                                                    --------     -------     --------     -------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................   $33,410      $52,015     $50,696      $46,728
Income (loss) before interest and taxes..........   $  (143)     $10,447     $ 6,401      $ 2,114
Income (loss) before income taxes................   $(1,095)     $ 9,848     $ 6,305      $ 2,158
Net income (loss)................................   $  (635)     $ 5,709     $ 3,655      $ 1,256
Net income (loss) per common share
  --Primary......................................   $  (.15)     $   .43     $   .25      $   .08
  --Fully diluted................................   $  (.15)     $   .42     $   .25      $   .08

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The Company has generated positive cash flow from operations over the last three years. Cash flow from operations was $22.2 million, $16.3 million and $28.5 million for the years 1995, 1996 and 1997, respectively. During 1995, the Company began to receive student loan receipts via electronic funds transfers ("EFT") from lenders. The introduction of EFT resulted in a one-time increase in cash flows from operations in 1995. The Company had $12.7 million of working capital as of June 30, 1997 as compared to $12.6 million of working capital as of June 30, 1996.

     At June 30, 1997, gross trade accounts receivable increased by $7.5 million to $16.1 million or 87.2% from $8.6 million. Approximately 60% of the increase is attributable to new schools, including NYRS. Another factor contributing to the increase is the timing of the write off of accounts receivable against the bad debt reserve in 1997 compared to 1996. Because of the completion of the Company's integrated, customized information network in 1996, the Company tracks accounts receivable for longer periods prior to write-off. The allowance for doubtful accounts increased by $4.5 million, or 155%, to $7.4 million in 1997 from $2.9 million in 1996. This increase was the result of the timing of accounts being written off against the reserve in 1997 as compared to 1996, in combination with the increased gross accounts receivable balance. The allowance for doubtful accounts as of June 30, 1996 increased by $1.4 million, or 93.0%, to $2.9 million from $1.5 million as of June 30, 1995.

DEBT SERVICE

     Effective October 13, 1995, the Company and its lenders amended the Revolving Credit Agreement in order to increase the amount of the facility thereunder to $70.0 million and to extend its term to October 13, 2000. Borrowings under the Revolving Credit Agreement bear interest at one of three rates set forth in the Revolving Credit Agreement at the election of the Company. The Revolving Credit Agreement contains customary covenants that, among other things, require the Company to maintain specified levels of consolidated net worth and meet specified interest and leverage ratio requirements, restrict capital expenditures by the Company, restrict the payment of dividends on the Common Stock and restrict the incurrence of certain additional indebtedness. As of June 30, 1997, the Company was in compliance with all covenants under the Revolving Credit Agreement. The facility is reduced by outstanding letters of credit. As of June 30, 1997, the Company had $42.5 million of additional borrowing capacity available under the Revolving Credit Agreement.

     Borrowings under the Revolving Credit Agreement are used by the Company primarily to fund its working capital needs. The pattern of cash receipts is seasonal throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     Borrowings under the Revolving Credit Agreement were used to prepay all of the Subordinated Notes on October 13, 1995 in order to reduce interest expense. The Company incurred a $1.5 million ($0.9 million after the related income tax benefit) prepayment penalty as a result.

     In June 1995, the Company made a voluntary prepayment of $2.1 million on the ESOP Term Loan. In June 1996, the Company made another voluntary prepayment of $0.4 million on the ESOP Term Loan, at which time it was completely repaid.

     Following the completion of the Offering on November 5, 1996, $38.5 million of the net proceeds received by the Company was used to repay indebtedness under the Revolving Credit Agreement.

FUTURE FINANCING AND CASH FLOWS

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Revolving Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Revolving Credit Agreement.

CAPITAL EXPENDITURES

     Capital expenditures in 1996 and 1997 have, in substantial part, resulted from the implementation of the Company's initiatives emphasizing the addition of new schools and programs (particularly culinary programs) and investment in classroom technology. The Company's capital expenditures were $11.6 million, $15.0 million and $18.1 million for 1995, 1996 and 1997, respectively. The Company anticipates increased capital spending for 1998, principally related to the introduction and expansion of culinary programs, further investment in schools acquired during 1996 and 1997 and additional classroom technology. As a percentage of net revenues capital expenditures are expected to decline in 1998 compared to 1997. The Company does not have any material commitments for capital expenditures in 1998 or beyond.

     The Company leases nearly all of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

REGULATION

     The Company indirectly derived approximately 63% of its net revenues from Title IV Programs in 1997. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Loan funds are generally provided by lenders in multiple disbursements each academic year. The first disbursement is generally received either at least 30 days after, in the case of students commencing a program of study, or, at the earliest, ten days before, the commencement of the first academic quarter of a student's academic year.

     U.S. Department of Education regulations require Title IV Program funds received by the Company's schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students' permission, maintained and classified as restricted until they are billed for the portion of their education program related to those funds. In addition, all funds transferred to the Company through EFT programs are held in a separate cash account until certain conditions are satisfied. These restrictions have not significantly affected the Company's ability to fund daily operations.

     Effective July 1997, postsecondary education institutions are subject to changes in the delivery of FFEL program proceeds. Prior to July 1997, certain Company-owned schools delivered FFEL loan proceeds for an academic year (typically three quarters) to students in two equal disbursements. The change will result in FFEL loan proceeds being delivered equally in each of the academic quarters. The Company anticipates that this change will result in a reduction in interest income of approximately $150,000 in 1998. Some of the Company's schools began to deliver loan proceeds in this manner prior to the change in regulation becoming effective.

     Regulations promulgated under the HEA require all higher education institutions to meet an acid test ratio of at least 1:1 and maintain tangible net worth, calculated at the end of each fiscal year, comply with the 85% rule and insure that any operating losses do not result in a reduction of tangible net worth by 10% or more. The acid test ratio is defined as the ratio of cash (including funds classified as restricted), cash equivalents and current accounts receivable to total current liabilities. Tangible net worth is equal to shareholders equity less intangible assets. The 85% rule prohibits participating schools from deriving 85% or more of total revenue from Title IV Programs. If an institution fails to meet these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, which could result in a loss of its eligibility to participate in Title IV Programs. These requirements apply to the separate audited financial statements of The Art Institutes and NYRS and historically have not been applied to the Company's consolidated financial statements. All of the participating schools met these requirements as of June 30, 1997.

EFFECT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard #128 ("FAS #128"). FAS #128 changes the methodology of calculating earnings per share ("EPS") and renames the two calculations, Basic (currently primary) and Diluted (currently fully diluted) Earnings per Share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants and convertible preferred stock) from Basic Earnings per Share and changes certain calculations when computing Diluted Earnings per Share. FAS #128 is effective for reporting periods ending after December 15, 1997; early adoption is prohibited and when adopted all prior periods must be restated. However, if FAS #128 were in effect, the new EPS calculations would be as follows:

                                                                    YEAR ENDED JUNE 30,
                                                               -----------------------------
                                                               1995       1996        1997
                                                               -----     -------     -------
    BASIC:
    Income (loss) before extraordinary item.................   $(.11)    $   .66     $   .80
    Net income (loss).......................................   $(.11)    $   .53     $   .80
    DILUTED:
    Income (loss) before extraordinary item.................   $(.11)    $   .39     $   .72
    Net income (loss).......................................   $(.11)    $   .31     $   .72
    WEIGHTED AVERAGE SHARES OUTSTANDING (IN 000'S):.........
    Basic...................................................   6,890       6,913      11,939
    Diluted.................................................   6,890      11,874      13,671

YEAR 2000 ISSUES

     The Company is evaluating the year 2000 issues and the impact upon information systems and computer technologies. Certain applications and system software critical to processing financial and operational information is Year 2000 compliant. However, the Company expects to incur some costs in testing and implementing updates to such software. The Company is also evaluating the impact of Year 2000 on other computer technologies and software. All costs to evaluate and make modifications will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Education Management Corporation (a Pennsylvania corporation) and Subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Education Management Corporation and Subsidiaries as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Pittsburgh, Pennsylvania,
August 4, 1997

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                AS OF JUNE 30,
                                                                            ----------------------
                                                                              1996          1997
                                                                            --------      --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................   $ 26,162      $ 32,646
  Restricted cash........................................................      1,237           581
                                                                            --------      --------
       Total cash and cash equivalents...................................     27,399        33,227
  Receivables:
    Trade, net of allowances of $2,938 and $7,393, respectively..........      5,680         8,706
    Notes, advances and other............................................      2,492         1,841
  Inventories............................................................      1,271         1,356
  Deferred income taxes..................................................        381         1,509
  Other current assets...................................................      2,635         2,247
                                                                            --------      --------
       Total current assets..............................................     39,858        48,886
                                                                            --------      --------
PROPERTY AND EQUIPMENT, NET..............................................     41,174        52,571
OTHER ASSETS.............................................................      5,837         6,381
GOODWILL, NET OF AMORTIZATION OF $2,713 AND $3,236, RESPECTIVELY.........     14,543        18,454
                                                                            --------      --------
       TOTAL ASSETS......................................................   $101,412      $126,292
                                                                            =========     =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt......................................   $  3,890      $  3,637
  Accounts payable.......................................................      4,776         6,931
  Accrued liabilities....................................................      7,355         9,778
  Advance payments.......................................................     11,243        15,832
                                                                            --------      --------
       Total current liabilities.........................................     27,264        36,178
                                                                            --------      --------
LONG-TERM DEBT, LESS CURRENT PORTION.....................................     62,029        30,394
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES....................      2,463         1,964
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Capital stock:
    Series A 10.19% Convertible Preferred Stock, at paid-in value........     22,075            --
    Common Stock, Class A, par value $.0001 per share....................         --            --
    Common Stock, Class B, par value $.0001 per share....................          1            --
    Common Stock, par value $.01 per share, 14,417,874 issued and
      outstanding........................................................         --           144
  Warrants outstanding...................................................      7,683            --
  Additional paid-in capital.............................................     19,742        87,893
  Treasury stock, 39,401 shares at cost..................................        (99)         (354)
  Stock subscriptions receivable.........................................       (442)         (122)
  Accumulated deficit....................................................    (39,304)      (29,805)
                                                                            --------      --------
       TOTAL SHAREHOLDERS' INVESTMENT....................................      9,656        57,756
                                                                            --------      --------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT....................   $101,412      $126,292
                                                                            =========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FOR THE YEARS ENDED JUNE 30,
                                                                 ------------------------------------
                                                                   1995          1996          1997
                                                                 --------      --------      --------
NET REVENUES..................................................   $131,227      $147,863      $182,849
COSTS AND EXPENSES:
  Educational services........................................     86,865        98,841       120,918
  General and administrative..................................     28,841        32,344        41,036
  Amortization of intangibles.................................      1,937         1,060         2,076
  ESOP expense................................................      7,086         1,366            --
                                                                 --------      --------      --------
                                                                  124,729       133,611       164,030
                                                                 --------      --------      --------
INCOME BEFORE INTEREST AND TAXES..............................      6,498        14,252        18,819
  Interest expense, net.......................................      4,495         3,371         1,603
                                                                 --------      --------      --------
INCOME BEFORE INCOME TAXES....................................      2,003        10,881        17,216
  Provision for income taxes..................................        490         4,035         7,231
                                                                 --------      --------      --------
INCOME BEFORE EXTRAORDINARY ITEM..............................      1,513         6,846         9,985
  Extraordinary loss on early extinguishment of debt..........         --           926            --
                                                                 --------      --------      --------
NET INCOME....................................................   $  1,513      $  5,920      $  9,985
                                                                 =========     =========     =========
INCOME AVAILABLE TO COMMON SHAREHOLDERS:
Dividends paid on Series A Preferred Stock....................   $ (2,249)     $ (2,249)     $    (83)
Redemption premium paid on Series A Preferred Stock...........         --            --          (107)
Dividends accrued on Series A Preferred Stock, but not
  payable.....................................................         --            --          (296)
                                                                 --------      --------      --------
Income (loss) before extraordinary item available to common
  shareholders................................................   $   (736)     $  4,597      $  9,499
Net income (loss) available to common shareholders............   $   (736)     $  3,671      $  9,499
Net income (loss) available to common shareholders assuming
  full dilution...............................................   $   (736)     $  3,671      $  9,878
INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
  PRIMARY:
    Income (loss) before extraordinary item...................   $   (.11)     $    .45      $    .72
    Extraordinary loss on early extinguishment of debt........         --          (.09)           --
                                                                 --------      --------      --------
       Net income (loss)......................................   $   (.11)     $    .36      $    .72
                                                                 =========     =========     =========
  FULLY DILUTED:
    Income (loss) before extraordinary item...................   $   (.11)     $    .39      $    .72
    Extraordinary loss on early extinguishment of debt........         --          (.08)           --
                                                                 --------      --------      --------
       Net income (loss)......................................   $   (.11)     $    .31      $    .72
                                                                 =========     =========     =========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING (IN 000'S):
    Primary...................................................      6,890        10,170        13,235
    Fully diluted.............................................      6,890        11,874        13,687
                                                                 =========     =========     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                               ----------------------------------
                                                                 1995         1996         1997
                                                               --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  1,513     $  5,920     $  9,985
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Depreciation and amortization........................      7,505        8,530       12,343
       ESOP expense.........................................      7,086        1,366           --
       Tax effect of dividends on unallocated shares held
          by ESOP...........................................         58           --           --
       Vesting of compensatory stock options................      1,146          464          375
       Deferred provision (credit) for income taxes.........       (210)         137       (1,613)
       Changes in current assets and liabilities:
          Restricted cash...................................     (2,406)       6,266          656
          Receivables.......................................       (223)        (758)        (158)
          Inventories.......................................          1         (279)         (73)
          Other current assets..............................        182       (1,183)         443
          Accounts payable..................................      3,236       (1,213)       1,604
          Accrued liabilities...............................        382       (1,015)       2,269
          Advance payments..................................      3,951       (1,921)       2,715
                                                               --------     --------     --------
            Total adjustments...............................     20,708       10,394       18,561
                                                               --------     --------     --------
            Net cash flows from operating activities........     22,221       16,314       28,546
                                                               --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries...............................         --         (400)      (9,753)
  Expenditures for property and equipment...................    (10,481)     (15,749)     (18,098)
  Other items, net..........................................     (1,492)      (2,282)         119
                                                               --------     --------     --------
       Net cash flows from investing activities.............    (11,973)     (18,431)     (27,732)
                                                               --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................         --           --       45,143
  Principal payments on debt................................    (12,438)     (32,525)     (31,988)
  Dividends paid to ESOP....................................     (2,249)      (2,249)         (83)
  Payments received from ESOP, net..........................      2,032        2,220           --
  New borrowings............................................     19,145       28,634           --
  Redemption of Series A Preferred Stock and other, net.....         (8)          79       (7,402)
                                                               --------     --------     --------
            Net cash flows from financing activities........      6,482       (3,841)       5,670
                                                               --------     --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     16,730       (5,958)       6,484
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     15,390       32,120       26,162
                                                               --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................   $ 32,120     $ 26,162     $ 32,646
                                                                =======      =======      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)

                              SERIES A
                              PREFERRED            CLASS A   CLASS B                              DEFERRED
                                STOCK     COMMON   COMMON    COMMON                               COMPEN-                 STOCK
                              STATED AT   STOCK     STOCK     STOCK                  ADDITIONAL    SATION                  SUB-
                               PAID-IN    AT PAR   AT PAR    AT PAR     WARRANTS      PAID-IN     RELATED    TREASURY   SCRIPTIONS
                                VALUE     VALUE     VALUE     VALUE    OUTSTANDING    CAPITAL     TO ESOP     STOCK     RECEIVABLE
                              ---------   ------   -------   -------   -----------   ----------   --------   --------   ----------
Balance, June 30, 1994.....   $ 22,075     $ --     $  --     $   1      $ 7,683      $ 17,972    $(12,706)   $ (227)     $ (225)
  Net income...............         --       --        --        --           --            --         --         --          --
  Dividends on Series A
    Preferred Stock........         --       --        --        --           --            --         --         --          --
  Purchase of Class B
    Common Stock...........         --       --        --        --           --            --         --        (21)         --
  Payment on stock
    subscriptions
    receivable for purchase
    of stock...............         --       --        --        --           --            --         --         --          13
  Payments received on ESOP
    debt...................         --       --        --        --           --            --      9,119         --          --
  Tax effect of dividends
    on unallocated shares
    held
    by ESOP................         --       --        --        --           --            --         --         --          --
  Vesting of compensatory
    stock options..........         --       --        --        --           --         1,146         --         --          --
Balance, June 30, 1995.....     22,075       --        --         1        7,683        19,118     (3,587)      (248)       (212)
                              ---------   ------   -------   -------   -----------   ----------   --------   --------      -----
  Net income...............         --       --        --        --           --            --         --         --          --
  Dividends on Series A
    Preferred Stock........         --       --        --        --           --            --         --         --          --
  Sale of Class B Common
    Stock..................         --       --        --        --           --           160         --        149        (239)
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............         --       --        --        --           --            --         --         --           9
  Payments received on ESOP
    debt...................         --       --        --        --           --            --      3,587         --          --
  Vesting of compensatory
    stock options..........         --       --        --        --           --           464         --         --          --
                              ---------   ------   -------   -------   -----------   ----------   --------   --------      -----
Balance, June 30, 1996.....     22,075       --        --         1        7,683        19,742         --        (99)       (442)
  Net income...............         --       --        --        --           --            --         --         --          --
  Dividends on Series A
    Preferred Stock........         --       --        --        --           --            --         --         --          --
  Dividends accrued on
    Series A Preferred
    Stock, but not
    payable................         --       --        --        --           --           296         --         --          --
  Series A Preferred Stock
    redemption.............     (7,606)      --        --        --           --            --         --         --          --
  Series A Preferred Stock
    redemption premium.....        107       --        --        --           --            --         --         --          --
  Conversion of Series A
    Preferred Stock........    (14,576)      --        --        --           --        14,576         --         --          --
  Purchase of Class B
    Common Stock...........         --       --        --        --           --            (2)        --       (255)         --
  Payment on stock
    subscriptions
    receivable for purchase
    of stock...............         --       --        --        --           --            --         --         --         320
  Exercise of warrants.....         --       --        --        --       (7,683)        7,683         --         --          --
  Exercise of stock
    options................         --       --        --        --           --           419         --         --          --
  Issuance of common stock
    in connection with IPO
    and employee stock
    purchase plan..........         --      144        --        (1)          --        44,804         --         --          --
  Vesting of compensatory
    stock options..........         --       --        --        --           --           375         --         --          --
                              ---------   ------   -------   -------   -----------   ----------   --------   --------      -----
Balance, June 30, 1997.....   $     --     $144     $  --     $  --      $    --      $ 87,893    $    --     $ (354)     $ (122)
                              ========    =======  ======    ======    ==========     ========    =======    =======    ========


                             ACCUMU-       TOTAL
                              LATED     SHAREHOLDERS'
                             DEFICIT     INVESTMENT
                             --------   ------------
Balance, June 30, 1994.....  $(42,297)    $ (7,724)
  Net income...............    1,513         1,513
  Dividends on Series A
    Preferred Stock........   (2,249)       (2,249)
  Purchase of Class B
    Common Stock...........       --           (21)
  Payment on stock
    subscriptions
    receivable for purchase
    of stock...............       --            13
  Payments received on ESOP
    debt...................       --         9,119
  Tax effect of dividends
    on unallocated shares
    held
    by ESOP................       58            58
  Vesting of compensatory
    stock options..........       --         1,146
Balance, June 30, 1995.....  (42,975)        1,855
                             --------   ------------
  Net income...............    5,920         5,920
  Dividends on Series A
    Preferred Stock........   (2,249)       (2,249)
  Sale of Class B Common
    Stock..................       --            70
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............       --             9
  Payments received on ESOP
    debt...................       --         3,587
  Vesting of compensatory
    stock options..........       --           464
                             --------   ------------
Balance, June 30, 1996.....  (39,304)        9,656
  Net income...............    9,985         9,985
  Dividends on Series A
    Preferred Stock........      (83)          (83)
  Dividends accrued on
    Series A Preferred
    Stock, but not
    payable................     (296)           --
  Series A Preferred Stock
    redemption.............       --        (7,606)
  Series A Preferred Stock
    redemption premium.....     (107)           --
  Conversion of Series A
    Preferred Stock........       --            --
  Purchase of Class B
    Common Stock...........       --          (257)
  Payment on stock
    subscriptions
    receivable for purchase
    of stock...............       --           320
  Exercise of warrants.....       --            --
  Exercise of stock
    options................       --           419
  Issuance of common stock
    in connection with IPO
    and employee stock
    purchase plan..........       --        44,947
  Vesting of compensatory
    stock options..........       --           375
                             --------   ------------
Balance, June 30, 1997.....  $(29,805)    $ 57,756
                             ========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OWNERSHIP AND OPERATIONS:

     Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States based on student enrollments and revenues. Through its operating units, the Art Institutes ("The Art Institutes"), The New York Restaurant School ("NYRS"), The National Center for Paralegal Training ("NCPT"), and The National Center for Professional Development ("NCPD"), the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and professional development. The Company has provided career-oriented education programs for 35 years.

     The Company's main operating unit, The Art Institutes, consists of 13 schools in 12 major metropolitan areas throughout the United States. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, multimedia, computer animation, video production, culinary arts, interior design, industrial design, photography, fashion marketing and fashion design. Those programs typically are completed in 18 to 27 months and culminate in an associate's degree. In addition, as of June 30, 1997, five Art Institutes offered bachelor's degree programs.

     As of June 30, 1997, the Company offers a culinary arts curriculum at six Art Institutes and NYRS, a culinary arts and restaurant management school located in New York City. The Company expects to open its seventh culinary arts program at an Art Institute in October 1997. NYRS offers an associate's degree program and certificate programs.

     The Company offers paralegal training at NCPT in Atlanta. NCPT's certificate programs generally are completed in four to nine months. NCPD maintains consulting relationships with colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planner test preparation programs for recent college graduates and working adults.

2. INITIAL PUBLIC OFFERING AND SHAREHOLDER INVESTMENT:

     On November 5, 1996, the Company completed the initial public offering (the "Offering") of 5,073,600 shares of its Common Stock, $.01 par value (the "Common Stock"), including 1,701,391 shares sold by certain shareholders, at a price to the public of $15 per share. Since that date, the authorized capital stock of the Company has consisted of the Common Stock and Preferred Stock, $.01 par value (the "Preferred Stock").

     From 1989 until immediately prior to the consummation of the Offering, the Company's outstanding capital stock consisted of Class A Common Stock, $.0001 par value ("Class A Stock"), Class B Common Stock, $.0001 par value ("Class B Stock"), and Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"). All the outstanding shares of Series A Preferred Stock were owned by the Education Management Corporation Employee Stock Ownership Plan and Trust (the "ESOP"). In addition, warrants to purchase shares of Class B Stock were outstanding.

     Immediately prior to the consummation of the Offering, the following occurred: (i) the warrants to purchase 5,956,079 shares of Class B Stock were exercised ($.0001 exercise price per share), (ii) the ESOP converted all the outstanding shares of Series A Preferred Stock into 2,249,954 shares of Class A Stock, (iii) the Company's Articles of Incorporation were amended and restated to authorize the Common Stock and Preferred Stock, and (iv) all outstanding shares of Class A Stock and Class B Stock (including the shares resulting from the exercise of the warrants and the conversion of the Series A Preferred Stock) were reclassified into shares of Common Stock on a one-for-two basis (also referred to as a one-for-two reverse stock split).

     For the purpose of presenting comparable financial information in this report for 1995, 1996 and 1997, the per share amounts, the number of shares of Class A Stock and Class B Stock, the conversion ratio for the Series A Preferred Stock and the exercise price for the warrants have been restated to reflect the one-for-two reverse stock split, except in this Note 2.

     Prior to the closing of the Offering, holders of the Company's equity securities had the right, under certain circumstances, to require the Company to repurchase such securities. In addition, the Company had the right to redeem shares of Series A Preferred Stock and Class B Stock under certain circumstances. Coincident with the Offering, these rights expired and accordingly, the term "redeemable" that appeared as the caption in previous balance sheets has been removed.

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

     At June 30, 1996 and 1997, the Company's authorized and outstanding preferred and common stock is presented below:

                                                              AUTHORIZED     OUTSTANDING
                                                              ----------     -----------
        JUNE 30, 1996
        Series A Preferred Stock...........................    1,000,000        220,750
          Class A Stock....................................   25,000,000      1,842,802
          Class B Stock....................................   17,000,000      5,103,717
        JUNE 30, 1997
        Preferred Stock....................................   10,000,000             --
        Common Stock.......................................   60,000,000     14,417,874

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

     The Rights will become exercisable under certain circumstances following a public announcement by a person or group of persons (an "Acquiring Person") that they acquired or commenced a tender offer for 17.5% or more of the outstanding shares of Common Stock. If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle its holder, except the Acquiring Person, to acquire upon exercise a number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire on the tenth anniversary of the closing of the Offering and are subject to redemption by the Company at $.01 per Right, subject to adjustment.

     Common Stock held in the treasury has from time to time been sold to key management under stock subscription agreements providing for annual payments based on incentive compensation received during the year and interest at the applicable federal rate. In any event, all principal must be repaid by the maturity of the agreements. The remaining maturity of all outstanding agreements is seven years.

     The unaudited pro forma income statement data in the following table gives effect to the Offering as if it had occurred on July 1, 1996. Proceeds from the Offering were utilized pro forma to retire outstanding indebtedness under the Revolving Credit Agreement and for general corporate purposes. The adjustment to interest expense represents the effect of the reduction of debt as if it had occurred on July 1, 1996. Pro forma taxes are applied at an effective tax rate of 42% of taxable income. This unaudited pro forma income statement data is not necessarily indicative of what the Company's results of operations actually would have been had the above transactions in fact occurred on July 1, 1996.

                                                         YEAR ENDED JUNE 30, 1997
                                                   -------------------------------------
                                                   ACTUAL      ADJUSTMENTS     PRO FORMA
                                                   -------     -----------     ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                               INFORMATION)
        Income before interest and taxes........   $18,819        $  --         $18,819
        Interest expense, net...................     1,603         (931)            672
                                                   -------     -----------     ---------
        Income before income taxes..............   $17,216        $ 931         $18,147
        Income taxes............................     7,231          391           7,622
                                                   -------     -----------     ---------
        Net income..............................   $ 9,985        $ 540         $10,525
        Net income available to common
          shareholders..........................                                 10,039
                                                   -------     -----------     ---------
        Earnings per share
          --Primary.............................                                $  0.70
          --Fully diluted.......................                                $  0.70
        Weighted average number of common shares
          --Primary.............................                                 14,341
          --Fully diluted.......................                                 14,793

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of EDMC and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost which, based upon the scheduled maturities, approximates market value.

ACQUISITIONS

     Effective August 1, 1996, the Company acquired certain assets of NYRS for $9.5 million in cash. The Company acquired principally current assets net of specified current liabilities, property and equipment, student enrollment agreements, curriculum and trade names. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. This transaction was accounted for as a purchase.

     On January 30, 1997, the company acquired the assets of Lowthian College, located in Minneapolis, Minnesota for $200,000 in cash and approximately $200,000 of assumed liabilities. The Company acquired principally accounts receivable, equipment, and student enrollment agreements. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. The school was renamed The Art Institute of Minnesota. This transaction was accounted for as a purchase.

GOVERNMENT REGULATIONS

     The Art Institutes and NYRS ("the participating schools"), participate in various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended (the

"HEA"). Approximately 63% of the Company's net revenues in 1997 was indirectly derived from funds distributed under these programs to students at the participating schools.

     The participating schools are required to comply with certain federal regulations established by the U.S. Department of Education. Among other things, they are required to classify as restricted certain Title IV Program loan proceeds in excess of charges currently applicable to students' accounts. Such funds are reported as restricted cash in the accompanying consolidated balance sheets.

     The participating schools are required to administer Title IV Program funds in accordance with the HEA and U.S. Department of Education regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event a participating school does not comply with federal requirements or if student loan default rates are at a level considered excessive by the federal government, that school could lose its eligibility to participate in Title IV Programs or could be required to repay funds determined to have been improperly disbursed. Management believes that the participating schools are in substantial compliance with the federal requirements and that student loan default rates are not at a level considered to be excessive.

     EDMC makes contributions to Federal Perkins Loan Programs (the "Funds") at certain Art Institutes. Current contributions to the Funds are made 75% by the federal government and 25% by EDMC. EDMC carries its investments in the Funds at cost, net of an allowance for estimated future loan losses.

LEASE ARRANGEMENTS

     The Company conducts a major part of its operations from leased facilities. In addition, the Company leases a portion of its furniture and equipment. In those cases in which the lease term approximates the useful life of the leased asset or the lease meets certain other prerequisites, the leasing arrangement is classified as a capitalized lease. The remaining lease arrangements are treated as operating leases.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for additions and betterments are capitalized, while those for maintenance, repairs and minor renewals are expensed as incurred. The Company uses the straight-line method of depreciation for financial reporting, while using different methods for tax purposes. Depreciation is based upon estimated useful lives. Leasehold improvements are amortized over the term of the leases, or over their estimated useful lives, whichever is shorter.

SCHOOL START-UP EXPENSE

     In fiscal 1997 all costs associated with starting up a new school location were expensed as incurred. Principal components of start-up costs include compensation, legal, rent, relocation, marketing and admissions expenses. This represents a change in policy from fiscal 1996 when the Company had capitalized and amortized over one year, non-marketing and admissions expenses associated with the start-up of The Art Institute of Phoenix. This change did not have a material effect on the results of operations or the financial position of the Company.

GOODWILL

     The excess of the investment in EDMC and other acquisitions over the fair market values assigned to the net assets acquired has been classified as goodwill and is being amortized over a period of 40 years.

FINANCIAL INSTRUMENTS

     The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and debt, are approximately equivalent. The debt instruments bear interest at floating rates which are based upon market rates or fixed rates which approximate market rates. All other financial instruments are classified as current and will be utilized within the next operating cycle.

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company provides the ESOP for certain of its employees. In connection with establishing the ESOP, the borrowings under a senior term loan financing ("ESOP Term Loan") were loaned to the ESOP on the same terms.

     As this loan was repaid, shares were released from pledge and allocated to ESOP participants' accounts. ESOP expense primarily represents the difference between the cost of shares released to ESOP participants' accounts and the dividends used by the ESOP for principal and interest repayment on this loan. The dividends paid to the ESOP on the Series A Preferred Stock were used by the ESOP trustee to pay the Company for principal and interest due on the ESOP's loan from the Company. As of June 30, 1996, the ESOP Term Loan had been entirely repaid, as was the loan due from the ESOP to the Company.

REVENUE RECOGNITION AND RECEIVABLES

     The Company's net revenues consist of tuition and fees, student housing charges and supply store and restaurant sales. In fiscal 1997, the Company derived 87.8% of its net revenues from tuition and fees paid by, or on behalf of, its students. Net revenues, as presented, are reduced for student refunds and scholarships.

     The Company recognizes tuition and housing revenues on a monthly pro rata basis over the term of instruction, typically an academic quarter. Fees are generally recognized as revenue at the start of the academic period to which they apply. Student supply store and restaurant sales are recognized as they occur. Refunds are calculated in accordance with federal, state and accrediting agency standards. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets.

     The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States.

COSTS AND EXPENSES

     Educational services expense consists primarily of costs related to the delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, computer systems costs, bad debt expense and depreciation and amortization of property and equipment.

     General and administrative expense consists of the expenses of marketing and student admissions, executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company's students. All marketing and student admissions costs are expensed in the fiscal year incurred.

     Amortization of intangibles relates principally to the values assigned to student enrollment agreements and applications, accreditation, contracts with colleges and universities and goodwill, which arose principally from the application of purchase accounting to the establishment and financing of the ESOP and the related leveraged transaction in October 1989. This transaction was accounted for in accordance with FASB Emerging Issues Task Force Issue No. 88-16. In addition, it includes the amortization of values assigned to student enrollment agreements, curriculum and goodwill that resulted from the acquisition of NYRS in August 1996 and Lowthian College in January 1997.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                YEAR ENDED JUNE 30,
                                                            ----------------------------
                                                             1995       1996       1997
                                                            ------     ------     ------
                                                                 (IN THOUSANDS)
        Cash paid during the period for:
          Interest.......................................   $5,130     $3,558     $2,264
          Income taxes...................................      979      2,854      8,279
        Noncash investing and financing activities:
          Expenditures for property and equipment in
             accounts payable............................      931        163        552

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

4. EARNINGS PER SHARE:

     Earnings per share ("EPS") of common stock have been computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include stock warrants and options for both the primary and fully diluted computations calculated using the treasury stock method. For all periods presented, the weighted average number of common and common equivalent shares outstanding include options issued within one year of the Offering. The Series A Preferred Stock is assumed to be converted for fully diluted EPS. In 1995, the weighted average common and common equivalent shares does not include the assumed exercise of the stock options and warrants or the conversion of the Series A Preferred Stock as the effect would have been anti-dilutive.

     The net income available to common shareholders in 1995 and 1996 has been reduced by the dividends paid on Series A Preferred Stock in the computation of both primary and fully diluted EPS. In the event that the Series A Preferred Stock was converted into Class A Stock, the Company would no longer have paid dividends; however, ESOP expense in the accompanying consolidated statements of income would have increased proportionately.

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard #128 ("FAS #128"), addressing EPS. FAS #128 changes the methodology for calculating EPS and renames the two calculations, Basic (currently primary) and Diluted (currently fully diluted) Earnings per Share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants and convertible preferred stock) from Basic EPS and changes certain calculations when computing Diluted EPS. FAS #128 is effective for reporting periods ending after December 15, 1997; early adoption is prohibited, and when adopted in fiscal 1998 all prior periods must be restated. However, if FAS #128 were in effect, the new EPS calculations would be as follows:

                                                                 YEAR ENDED JUNE 30,
                                                             ---------------------------
                                                             1995       1996       1997
                                                             -----     ------     ------
        BASIC:
        Income (loss) before extraordinary item...........   $(.11)    $  .66     $  .80
        Net income (loss).................................   $(.11)    $  .53     $  .80
        DILUTED:
        Income (loss) before extraordinary item...........   $(.11)    $  .39     $  .72
        Net income (loss).................................   $(.11)    $  .31     $  .72
        WEIGHTED AVERAGE SHARES OUTSTANDING (IN 000'S):
        Basic.............................................   6,890      6,913     11,939
        Diluted...........................................   6,890     11,874     13,671
                                                             -----     ------     ------

5. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of June 30:

                                                                    1996        1997
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Assets (asset lives)
          Land..................................................   $   300     $   300
          Buildings and improvements (20 years).................     1,841       1,841
          Equipment and furniture (5 to 10 years)...............    47,615      61,204
          Leasehold interests and improvements (4 to 20
             years).............................................    27,936      36,475
                                                                   -------     -------
             Total..............................................    77,692      99,820
          Less accumulated depreciation.........................    36,518      47,249
                                                                   -------     -------
                                                                   $41,174     $52,571
                                                                   =======     =======

6. LONG-TERM DEBT:

     The Company and its subsidiaries were indebted under the following obligations as of June 30:

                                                                    1996        1997
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Revolving Credit Agreement, secured by the stock of the
          Company's subsidiaries and all of the Company's assets
          (see below)...........................................   $55,000     $27,000
        Capitalized lease and equipment installment note
          obligations (see below)...............................    10,919       7,031
                                                                   -------     -------
                                                                    65,919      34,031
        Less current portion....................................     3,890       3,637
                                                                   -------     -------
                                                                   $62,029     $30,394
                                                                   =======     =======

     The Revolving Credit Agreement, as amended, allows for maximum borrowings of $70,000,000, reduced annually by $5,000,000 beginning on October 13, 1997, through its expiration on October 13, 2000. The Revolving Credit Agreement requires, among other things, that the Company maintain a specified level of consolidated net worth and meet interest and leverage ratio requirements, and restricts capital expenditures, declaration or payment of dividends on or repurchases of Common Stock and the incurrence of additional indebtedness, as defined. As of June 30, 1997, the Company was in compliance with all covenants. The Revolving Credit Agreement interest rate is variable; interest can be charged at prime, Eurodollar or cost of funds (as defined) rates, at the option of the Company. As of June 30, 1997, the average interest rate under the Revolving Credit Agreement was 8.25%. The borrowings outstanding under the Revolving Credit Agreement as of June 30, 1997 were repaid by July 3, 1997.

     The Company had entered into interest rate swap agreements in order to provide interest rate protection on $15,000,000 of borrowings as required under the Revolving Credit Agreement. Under the swap agreements, the Company paid a fixed rate of interest and received a variable rate of interest based upon the three-month London Interbank Offered Rate. The net effect of the swaps was that the Company paid a fixed rate on $15,000,000 of revolving credit debt. On May 29, 1997, the Company terminated its swap agreements, which were scheduled to expire in November 1998. This termination resulted in the Company receiving approximately $95,000, the estimated fair value of the swaps at that date. This nonleveraged interest rate swap acquired to manage interest rate risk represents the only derivative financial instrument used by the Company.

     Relevant information regarding borrowings under the Revolving Credit Agreement is reflected below:

                                                                  YEAR ENDED JUNE 30,
                                                           ---------------------------------
                                                            1995         1996         1997
                                                           -------      -------      -------
                                                           (IN THOUSANDS)
    Outstanding borrowings, end of period...............   $30,000      $55,000      $27,000
    Approximate average outstanding balance throughout
      the period........................................       415       16,847       13,602
    Approximate maximum outstanding balance during the
      period............................................    40,000       55,000       55,000
    Weighted average interest rate for the period.......      8.46%        7.33%        7.20%

     The ESOP Term Loan was prepaid in its entirety on June 30, 1996 by paying $412,000 that was scheduled for payment in September, 1996.

     The $25,000,000 principal amount of the Company's 13.25% Subordinated Notes was prepaid in full in October 1995. The resulting prepayment penalty of $1,472,000 was classified as an extraordinary item, loss on early extinguishment of debt, in the accompanying consolidated statements of income, net of tax of $546,000.

     Capitalized leases and installment notes for equipment and furniture expire at various dates through June 2000. The following is a schedule of approximate future minimum payments under capitalized leases, together with the present value of the net minimum payments as of June 30, 1997:

                                 FISCAL YEARS                         (IN THOUSANDS)
            -------------------------------------------------------   --------------
            1998...................................................       $4,092
            1999...................................................        2,820
            2000...................................................          772
                                                                         -------
            Total minimum payments.................................        7,684
                                                                         -------
            Less amount representing interest......................          653
            Present value of net minimum payments..................       $7,031
                                                                      ==========

     Depreciation expense on assets financed through capitalized leases and installment notes was approximately $3,913,000, $3,182,000 and $3,705,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

7. COMMITMENTS AND CONTINGENCIES:

     The Company and its subsidiaries lease certain classroom, dormitory and office space under operating leases which expire on various dates through the year 2014. The approximate minimum future commitments under noncancelable long-term operating leases as of June 30, 1997 are reflected below:

                                 FISCAL YEARS                         (IN THOUSANDS)
            -------------------------------------------------------   --------------
            1998...................................................      $ 16,899
            1999...................................................        14,904
            2000...................................................        11,682
            2001...................................................         8,713
            2002...................................................         6,799
            Thereafter.............................................        44,308
                                                                      --------------
                                                                         $103,305
                                                                       ==========

     The Company has a management incentive compensation plan which provides for the awarding of cash bonuses to school management personnel using formalized guidelines based upon the operating results of each subsidiary and the Company.

     The Company is a defendant in certain legal proceedings arising out of the conduct of its businesses. In the opinion of management, based upon its investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

8. RELATED PARTY TRANSACTIONS:

     The Art Institute of Philadelphia, Inc., a wholly owned subsidiary of The Art Institutes International, Inc. ("AII"), which is a wholly owned subsidiary of EDMC, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are minority limited partners. The Art Institute of Fort Lauderdale, Inc., another wholly owned subsidiary of AII, leases part of its facility from a partnership in which an executive officer/director of EDMC is a minority limited partner. Total rental payments under these arrangements were $1,894,000 for each of the three years ended June 30, 1997.

9. EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution retirement plan which covers substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. There are no unfunded past service costs related to the plan. Under the 401(k) retirement plan, the Company will match 50% of employee contributions up to 3% of compensation. The expense relating to these plans was approximately $504,000, $515,000 and $526,000 for the years ended June 30, 1995, 1996 and 1997, respectively.

     The Company has established an ESOP which enables eligible employees to acquire stock ownership in the Company. The Company has made annual contributions, in addition to dividends paid on the Series A Preferred Stock held by the ESOP, sufficient to service the interest and principal obligations on the ESOP's debt to the Company. Since the Company functioned as the lender to the ESOP, the contribution for the interest component of debt service is immediately returned to the Company. Such interest income and expense have been netted in the accompanying consolidated statements of income. As of June 30, 1996, the ESOP Term Loan was entirely repaid, as was the loan between the ESOP and the Company.

     Shares and cash forfeiture allocations are made to the accounts of eligible participating employees based upon each participant's compensation level relative to the total compensation of all eligible employees. Eligible employees vest their ESOP accounts based on a seven-year schedule which includes credit for past service. Distribution of shares from the ESOP are made following the retirement, disability or death of an employee. For employees who terminate for any other reason, their vested balance will be offered for distribution in accordance with the terms of ESOP.

10. OTHER ASSETS:

     Other assets consist of the following as of June 30:

                                                                      1996       1997
                                                                     ------     ------
                                                                     (IN THOUSANDS)
        Investment in Federal Perkins Loan Program, net of
          allowance for estimated future loan losses of $575 and
          $602, respectively......................................   $2,343     $2,398
        Cash value of life insurance, net of loans of $781 each
          year; face value of $5,321 and $6,362, respectively.....    1,542      1,785
        Other.....................................................    1,952      2,198
                                                                     ------     ------
                                                                     $5,837     $6,381
                                                                     ======     ======

11. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of June 30:

                                                                      1996       1997
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Payroll taxes and payroll related.........................   $2,787     $4,599
        Income and other taxes....................................    1,223      1,003
        Other.....................................................    3,345      4,176
                                                                     ------     ------
                                                                     $7,355     $9,778
                                                                     ======     ======

12. INCOME TAXES:

     The provision for income taxes includes current and deferred taxes as reflected below:

                                                                    YEAR ENDED JUNE 30,
                                                                ----------------------------
                                                                1995       1996       1997
                                                                -----     ------     -------
                                                                      (IN THOUSANDS)
    Current taxes:
      Federal................................................   $ 577     $3,215     $ 7,594
      State..................................................     123        683       1,250
                                                                -----     ------     -------
         Total current taxes.................................     700      3,898       8,844
                                                                -----     ------     -------
    Deferred taxes...........................................    (210)       137      (1,613)
                                                                -----     ------     -------
         Total provision.....................................   $ 490     $4,035     $ 7,231
                                                                =====     ======      ======

     The provisions for income taxes reflected in the accompanying consolidated statements of income vary from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

                                                                     YEAR ENDED JUNE 30,
                                                                 ---------------------------
                                                                 1995        1996       1997
                                                                 -----       ----       ----
    Federal statutory income tax rate.........................    34.0%      34.0%      35.0%
    State and local income taxes, net of federal income tax
      benefit.................................................     6.0        6.0        5.1
    Amortization of goodwill and other intangibles............     8.1        1.5         .9
    Deductible portion of dividends on Series A Preferred
      Stock...................................................   (32.1)      (6.0)        --
    Non-deductible expenses...................................     4.9        1.1         .8
    All other, net............................................     3.6         .5         .2
                                                                 -----       ----       ----
         Income tax provision.................................    24.5%      37.1%      42.0%
                                                                  ====       ====       ====

     Net deferred income tax assets (liabilities) are composed of the following as of June 30:

                                                               1995        1996        1997
                                                              -------     -------     -------
                                                                      (IN THOUSANDS)
    Deferred income tax-current............................   $   181     $   381     $ 1,509
    Deferred income tax-long term..........................    (1,809)     (2,146)     (1,661)
                                                              -------     -------     -------
    Net deferred income tax liability......................   $(1,628)    $(1,765)    $  (152)
                                                               ======      ======      ======
    Consisting of:
      Financial reserves and other.........................   $   717     $   921     $  (408)
      Reserve for doubtful accounts........................       612       1,175       2,959
      Assigned asset values in excess of tax basis.........    (2,369)     (2,126)     (2,006)
      Depreciation.........................................      (588)     (1,735)       (697)
                                                              -------     -------     -------
         Total net deferred income tax liability...........   $(1,628)    $(1,765)    $  (152)
                                                               ======      ======      ======

13. STOCK BASED COMPENSATION:

     In October 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") for directors, executive management and key personnel. The 1996 Plan provides for the issuance of stock-based incentive awards with respect to a maximum of 1,250,000 shares. During fiscal 1997, options covering a total of 609,500 shares were granted under the 1996 Plan. Options issued under this plan provide for time-based vesting over four years.

     The Company has two non-qualified management stock option plans under which options to purchase a maximum of 359,642 and 200,000 shares of Common Stock have been granted to management employees. In August 1996 all outstanding options under these non-qualified plans were vested. The option covering 21,500 shares granted during fiscal 1997 under one of these plans provides for time-based vesting over four years. Under the terms of these plans, the Board of Directors granted options to purchase shares at prices varying from $2.54 to $15.00 per share, representing the fair market value at the time of the grant. Compensation expense related to vesting of certain options of $1,146,000, $464,000 and $375,000 was recognized for the years ended June 30, 1995, 1996 and 1997, respectively.

     In addition to the above stock option plans, an agreement was entered into with an executive during fiscal 1996 granting options for the purchase of 75,000 shares of Class B Stock at $11.00 per share. The agreement provided for time-based vesting over four years. This executive discontinued employment during fiscal 1997 and forfeited options which had been granted with respect to 42,187 shares.

     The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     In fiscal 1997 the Company adopted an employee stock purchase plan. The plan allows eligible employees of the Company to purchase up to an aggregate of 750,000 shares of common stock at quarterly intervals through periodic payroll deduction. In 1997, 7,836 shares of Common Stock were issued under this plan. In addition, eligible employees were permitted to purchase 173,208 shares of Common Stock in the Offering.

     Had compensation expense for these plans been determined consistent with FASB Statement No. 123, (Accounting for Stock Based Compensation) the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       1996       1997
                                                                      ------     ------
                                                                      (IN THOUSANDS)
        Net income (in 000's):....................    As reported     $5,920     $9,985
                                                      Pro forma       $5,721     $7,730
        Primary EPS:..............................    As reported     $ 0.36     $ 0.72
                                                      Pro forma       $ 0.34     $ 0.55
        Fully diluted EPS:........................    As reported     $ 0.31     $ 0.72
                                                      Pro forma       $ 0.29     $ 0.55

     A summary of stock option activity follows:

     SUMMARY OF STOCK OPTIONS

                                             1995                      1996                      1997
                                     ---------------------     ---------------------     ---------------------
                                                  WEIGHTED                  WEIGHTED                  WEIGHTED
                                                  AVERAGE                   AVERAGE                   AVERAGE
                                      NUMBER      EXERCISE      NUMBER      EXERCISE      NUMBER      EXERCISE
                                     OF SHARES     PRICE       OF SHARES     PRICE       OF SHARES     PRICE
                                     ---------    --------     ---------    --------     ---------    --------
Outstanding at beginning of
  year............................     495,293     $ 3.88        538,145     $ 4.15        613,145     $ 4.97
Granted...........................      42,852       7.20         75,000      11.00        631,000      15.07
Exercised.........................          --                        --                    52,600       6.66
Forfeited.........................          --                        --                    95,187      13.23
                                     ---------    --------     ---------    --------     ---------    --------
Outstanding at end of year........     538,145     $ 4.15        613,145     $ 4.98      1,096,358     $10.00
                                       =======    =======        =======    =======       ========    =======
Exercisable at end of year........     401,022                   473,593                   521,358
                                       =======                   =======                  ========
Weighted average fair value of
  options granted (000's)*........    $    309                  $    342                 $   3,852
                                       =======                   =======                  ========

---------

* The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted averages assumptions for grants in 1996 and 1997.

            Risk free interest rate....................................     6.124%
            Expected dividend yield....................................         0
            Expected life of options...................................   6 years
            Expected volatility rate...................................      33.7%

14. UNUSUAL ITEM:

     The Company received a refund of state and local business and occupation taxes in 1995. In the years paid, these taxes had been recorded as educational services expenses. This credit of $1,107,000 is recorded as an offset to educational services expenses in the accompanying consolidated statements of income.

15. STOCK PRICES AND DIVIDENDS:

     The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "EDMC." The prices set forth below reflect the high and low sales prices for the Common Stock for the periods indicated, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

                                                                           1997
                                                                     -----------------
                            THREE MONTHS ENDED                        HIGH       LOW
        ----------------------------------------------------------   ------     ------
        September 30..............................................      N/A        N/A
        December 31...............................................   $21.00     $15.50
        March 31..................................................    23.25      18.00
        June 30...................................................    26.75      21.50

     The Company has not declared or paid any cash dividends on its capital stock during the last three years other than on the shares of its Series A Preferred Stock. The payment of dividends by the Company is, and will continue to be, subject to certain restrictions under the terms of its Revolving Credit Agreement.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the captions "Nominees as Directors for Terms Expiring at the 2000 Annual Meeting of Shareholders," "Directors Continuing in Office," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the captions "Compensation of Executive Officers and Directors," "Compensation Committee Interlocks and Insider Participants," "Employment Agreement," "Compensation Committee Report on Executive Compensation," and "Performance Graph," and is incorporated herein by reference.

ITEM 12-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14-- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDUCATION MANAGEMENT CORPORATION

                                          By:      /s/ ROBERT B. KNUTSON
                                            ------------------------------------
                                                     Robert B. Knutson
                                            Chairman and Chief Executive Officer

Date:  September 11, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                  TITLE                       DATE
-------------------------------------        ------------------------------   -------------------

        /s/ ROBERT B. KNUTSON                Chairman and                      September 11, 1997
-------------------------------------        Chief Executive Officer
          Robert B. Knutson                  and Director

        /s/ MIRYAM L. DRUCKER                Vice Chairman and Director        September 11, 1997
-------------------------------------
          Miryam L. Drucker

       /s/ ROBERT T. MCDOWELL                Senior Vice President,            September 11, 1997
-------------------------------------        Chief Financial Officer
         Robert T. McDowell                  and Treasurer

       /s/ JAMES J. BURKE, JR.               Director                          September 11, 1997
-------------------------------------
         James J. Burke, Jr.

        /s/ ALBERT GREENSTONE                Director                          September 11, 1997
-------------------------------------
          Albert Greenstone

        /s/ ROBERT H. ATWELL                 Director                          September 11, 1997
-------------------------------------
          Robert H. Atwell

    /s/ WILLIAM M. CAMPBELL, III             Director                          September 29, 1997
-------------------------------------
      William M. Campbell, III

      /s/ JAMES S. PASMAN, JR.               Director                          September 11, 1997
-------------------------------------
        James S. Pasman, Jr.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT                            SEQUENTIAL PAGE NUMBER
------    -----------------------------------------------------   ---------------------------
3.01      Amended and Restated Articles of Incorporation
3.02      Articles of Amendment filed on February 4, 1997
3.03      Restated By-laws
4.01      Specimen Common Stock Certificate                       Incorporated herein by
                                                                  reference to Exhibit 4.01
                                                                  to Amendment No. 3 filed on
                                                                  October 28, 1996 to the
                                                                  Registration Statement on
                                                                  Form S-1 (File No.
                                                                  333-10385) filed on August
                                                                  19, 1996 (the "Form S-1")
4.02      Rights Agreement, dated as of October 1, 1996,
          between Education Management Corporation and Mellon
          Bank, N.A.
10.01     Education Management Corporation Employee Stock         Incorporated herein by
          Ownership Plan                                          reference to Exhibit 10.01
                                                                  to the Form S-1
10.02     First Amendment to Education Management Corporation     Incorporated herein by
          Employee Stock Ownership Plan                           reference to Exhibit 10.02
                                                                  to Amendment No. 1 filed on
                                                                  October 1, 1996 ("Amendment
                                                                  No. 1") to the Form S-1
10.03     Second Amendment to Amended and Restated Education      Incorporated herein by
          Management Corporation Employee Stock Ownership Plan    reference to Exhibit 10.03
                                                                  to the Form S-1
10.04     Third Amendment to Amended and Restated Education       Incorporated herein by
          Management Corporation Employee Stock Ownership Plan    reference to Exhibit 10.04
                                                                  to Amendment No. 1
10.05     Education Management Corporation Management Incentive   Incorporated herein by
          Stock Option Plan, effective November 11, 1993          reference to Exhibit 10.05
                                                                  to the Form S-1
10.06     EMC Holdings, Inc. Management Incentive Stock Option    Incorporated herein by
          Plan, effective July 1, 1990                            reference to Exhibit 10.06
                                                                  to Amendment No. 1
10.07     Form of Management Incentive Stock Option Agreement,    Incorporated herein by
          dated various dates, between EMC Holdings, Inc. and     reference to Exhibit 10.07
          various management employees                            to Amendment No. 1
10.08     Form of Amendment to Management Incentive Stock         Incorporated herein by
          Option Agreement, dated January 19, 1995, among         reference to Exhibit 10.08
          Education Management Corporation and various            to Amendment No. 1
          management employees
10.09     Education Management Corporation Retirement Plan        Incorporated herein by
                                                                  reference to Exhibit 10.09
                                                                  to Amendment No. 1
10.10     Education Management Corporation Deferred               Incorporated herein by
          Compensation Plan                                       reference to Exhibit 10.11
                                                                  to the Form S-1

EXHIBIT
NUMBER                           EXHIBIT                            SEQUENTIAL PAGE NUMBER
------    -----------------------------------------------------   ---------------------------
10.11     1996 Employee Stock Purchase Plan                       Incorporated herein by
                                                                  reference to Exhibit 10.12
                                                                  to Amendment No. 1
10.12     Education Management Corporation 1996 Stock Incentive   Incorporated herein by
          Plan                                                    reference to Exhibit 10.13
                                                                  to Amendment No. 1
10.13     Second Amended and Restated Employment Agreement of     Incorporated herein by
          Robert B. Knutson, dated August 15, 1996, between       reference to Exhibit 10.15
          Robert B. Knutson and Education Management              to the Form S-1
          Corporation
10.14     Employment Agreement, dated June 1, 1996, between       Incorporated herein by
          Albert Greenstone and Education Management              reference to Exhibit 10.16
          Corporation                                             to the Form S-1
10.15     Form of EMC-Art Institutes International, Inc.          Incorporated herein by
          Director's and/or Officer's Indemnification Agreement   reference to Exhibit 10.17
                                                                  to the Form S-1
10.16     Agreement and Lease, dated September 1, 1978, between   Incorporated herein by
          Stabile & Associates and Education Management           reference to Exhibit 10.18
          Corporation                                             to Amendment No. 1
10.17     Amendment to Agreement and Lease, dated March 1,        Incorporated herein by
          1980, between Stabile & Associates and Education        reference to Exhibit 10.19
          Management Corporation                                  to Amendment No. 1
10.18     Renewal Option Letter Agreement dated November 21,      Incorporated herein by
          1984, between Stabile & Associates and Education        reference to Exhibit 10.20
          Management Corporation                                  to Amendment No. 1
10.19     Common Stock Registration Rights Agreement, dated as
          of August 15, 1996, among Education Management
          Corporation and Marine Midland Bank, Northwestern
          Mutual Life Insurance Company, National Union Fire
          Insurance Company of Pittsburgh, PA, Merrill Lynch
          Employees LBO Partnership No. I, L.P., Merrill Lynch
          IBK Positions, Inc., Merrill Lynch KECALP L.P. 1986,
          Merrill Lynch Offshore LBO Partnership No. IV,
          Merrill Lynch Capital Corporation, Merrill Lynch
          Capital Appreciation Partnership IV, L.P., Robert B.
          Knutson and certain other individuals
10.20     Amended and Restated Credit Agreement, dated March      Incorporated herein by
          16, 1995, among Education Management Corporation,       reference to Exhibit 4.16
          certain banks and PNC Bank, National Association        to Amendment No. 1
10.21     First Amendment to Amended and Restated Credit          Incorporated herein by
          Agreement, dated October 13, 1995, among Education      reference to Exhibit 4.17
          Management Corporation, certain banks and PNC Bank,     to the Form S-1
          National Association
10.22     Second Amendment to Amended and Restated Credit         Incorporated herein by
          Agreement, dated July 31, 1996, among Education         reference to Exhibit 4.18
          Management Corporation, certain banks and PNC Bank,     to Amendment No. 1
          National Association

EXHIBIT
NUMBER                           EXHIBIT                            SEQUENTIAL PAGE NUMBER
------    -----------------------------------------------------   ---------------------------
10.23     Third Amendment to Amended and Restated Credit
          Agreement, dated March 14, 1997, among Education
          Management Corporation, certain banks and PNC Bank,
          National Association
10.24     Nonqualified Stock Option Agreement, dated May 2,       Incorporated herein by
          1996, between Education Management Corporation and      reference to Exhibit 4.22
          William M. Webster, IV                                  to the Form S-1
10.25     Letter Agreement, dated August 9, 1996, between         Incorporated herein by
          Education Management Corporation Employee Stock         reference to Exhibit 4.23
          Ownership Trust and Education Management Corporation    to Amendment No. 1
10.26     Form of Common Stock Subscription and Repurchase        Incorporated herein by
          Agreement, dated various dates, between Education       reference to Exhibit 4.11
          Management Corporation and various stock purchasers     to Amendment No. 1
10.27     Form of Amendment No. 1 to Common Stock Subscription    Incorporated herein by
          and Repurchase Agreement, dated January 1, 1996,        reference to Exhibit 4.12
          between Education Management Corporation and certain    to Amendment No. 1
          management stockholders
10.28     Form of Common Stock Subscription and Repurchase        Incorporated herein by
          Agreement, dated various dates, between Education       reference to Exhibit 4.13
          Management Corporation and certain management           to Amendment No. 1
          stockholders (this looks like the same as 4.04, but
          it was repeated in the S-1)
10.29     Amendment No. 1 to Common Stock Subscription and        Incorporated herein by
          Repurchase Agreement, dated January 19, 1995, between   reference to Exhibit 4.14
          Education Management Corporation and certain            to Amendment No. 1
          management stockholders
10.30     Amendment No. 2 to Common Stock Subscription and        Incorporated herein by
          Repurchase Agreement, dated January 1, 1996, between    reference to Exhibit 4.15
          Education Management Corporation and certain            to Amendment No. 1
          management stockholders
11.01     Statement re: Calculation of Earnings Per Share
21.01     List of subsidiaries of Education Management
          Corporation
23.01     Consent of Arthur Andersen LLP
27.01     Financial Data Schedule