Form 10-Q
period 1997-09-30
EDUCATION MANAGEMENT CORPORATION
filed 1997-11-14
CIK 880059

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ending: September 30, 1997

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

                            As of September 30, 1997

                        Common Stock: 14,434,737 Shares

                                     INDEX

   PART I -- FINANCIAL INFORMATION                                                                                 PAGE
   Item 1.    Financial Statements................................................................................   3-7
   Item 2.    Management's Discussion and Analysis of
              Results of Operations and Financial Condition.......................................................  8-10

   PART II -- OTHER INFORMATION

   Item 1.    Legal Proceedings...................................................................................    11
   Item 2.    Changes in Securities...............................................................................    11
   Item 3.    Defaults Upon Senior Securities.....................................................................    11
   Item 4.    Submission of Matters to a Vote of Security Holders.................................................    11
   Item 5.    Other Information...................................................................................    11
   Item 6.    Exhibits and Reports on Form 8-K....................................................................    11

SIGNATURES........................................................................................................    12

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 30,       JUNE 30,       SEPTEMBER 30,
ASSETS                                                                                 1996              1997              1997
------                                                                            --------------    --------------    -------------
                                                                                    (unaudited)                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 5,096          $ 32,646         $  8,793
  Restricted cash                                                                       1,086               581              586
                                                                                      -------          --------         --------
    Total cash and cash equivalents                                                     6,182            33,227            9,379
  Receivables:
     Trade, net of allowances                                                           6,763             8,706            8,516
     Notes, advances and other                                                          2,566             1,841            1,616
  Inventories                                                                           2,080             1,356            2,604
  Deferred income taxes                                                                   381             1,509            1,509
  Other current assets                                                                  5,758             2,247            4,477
                                                                                      -------          --------         --------
Total current assets                                                                   23,730            48,886           28,101
                                                                                      -------          --------         --------
PROPERTY AND EQUIPMENT, NET                                                            46,497            52,571           52,791
OTHER ASSETS                                                                            7,210             6,381            6,142
GOODWILL, NET OF AMORTIZATION                                                          18,358            18,454           18,318
                                                                                      -------          --------         --------
                                                                                      $95,795          $126,292         $105,352
                                                                                      -------          --------         --------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                                   $ 3,814           $ 3,637          $ 3,400
  Accounts payable                                                                      2,979             6,931            4,185
  Accrued liabilities                                                                   7,332             9,778            8,130
  Advance payments                                                                     30,533            15,832           26,826
                                                                                      -------          --------         --------
Total current liabilities                                                              44,658            36,178           42,541
                                                                                      -------          --------         --------
LONG-TERM DEBT, LESS CURRENT PORTION                                                   47,159            30,394            2,679
DEFERRED INCOME TAXES AND
  OTHER LONG-TERM LIABILITIES                                                           2,488             1,964            1,959
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Capital stock:
    Series A 10.19%, Convertible Preferred Stock at paid-in value                     14,575                 -                -
    Common stock, Class A,
      par value $.0001 per share                                                            -                 -                -
    Common stock, Class B,
      par value $.0001 per share                                                            1                 -                -
    Common stock, par value
      $.01 per share, 14,434,737 issued and outstanding                                     -               144              144
  Warrants outstanding                                                                  7,683                 -                -
  Additional paid-in capital                                                           20,113            87,893           88,091
  Treasury stock, 39,401 shares at cost                                                  (359)             (354)            (354)
  Stock subscriptions receivable                                                         (171)             (122)              (8)
  Accumulated deficit                                                                 (40,352)          (29,805)         (29,700)
TOTAL SHAREHOLDERS' INVESTMENT                                                          1,490            57,756           58,173
                                                                                      -------          --------         --------
                                                                                      $95,795          $126,292         $105,352
                                                                                      -------          --------         --------


  The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                               ------------------------------------

                                                                                   1996                     1997
                                                                               ------------             -----------
                                                                               (unaudited)              (unaudited)
NET REVENUES                                                                       $33,410                 $43,176
COSTS AND EXPENSES:
    Educational services                                                            24,745                  31,684
    General and administrative                                                       8,361                  10,728
    Amortization of intangibles                                                        447                     536
                                                                                   -------                 -------
                                                                                    33,553                  42,948
                                                                                   -------                 -------
INCOME (LOSS) BEFORE INTEREST
    AND TAXES                                                                         (143)                    228
Interest expense, net                                                                  952                      47
                                                                                   -------                 -------
Income (loss) before income taxes                                                   (1,095)                    181
PROVISION (CREDIT) FOR INCOME TAXES                                                   (460)                     76
                                                                                   -------                 -------
NET INCOME (LOSS)                                                                  $ (635)                 $   105
                                                                                   -------                 -------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
    Primary                                                                        $ (0.15)                $  0.01
                                                                                   -------                 -------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                           THREE MONTHS
                                                                                                        ENDED SEPTEMBER 30,
                                                                                              -------------------------------------

                                                                                                   1996                    1997
                                                                                              -------------            ------------
                                                                                               (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                                            $   (635)                $    105
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES-
   Depreciation and amortization                                                                   2,739                    3,361
   Vesting of compensatory stock options                                                             375                        -
   Changes in current assets and liabilities-
       Restricted cash                                                                               151                       (5)
       Receivables                                                                                (1,157)                     415
       Inventories                                                                                  (809)                  (1,248)
       Other current assets                                                                       (3,123)                  (2,230)
       Accounts payable                                                                           (1,797)                  (1,720)
       Accrued liabilities                                                                          (246)                  (1,659)
       Advance payments                                                                           19,290                   10,994
                                                                                                --------                 --------
          Total adjustments                                                                       15,423                    7,908
                                                                                                --------                 --------
          Net cash flows from operating activities                                                14,788                    8,013
                                                                                                --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries                                                                    (9,553)                       -
   Expenditures for property and equipment                                                        (2,488)                  (4,177)
   Other items, net                                                                               (1,184)                     (51)
                                                                                                --------                 --------
          Net cash flows from investing activities                                               (13,225)                  (4,228)
                                                                                                --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt                                                                    (14,946)                 (27,952)
   Dividends paid to ESOP                                                                            (83)                       -
   Capital stock transactions, net                                                                (7,600)                     314
                                                                                                --------                 --------
          Net cash flows from financing activities                                               (22,629)                 (27,638)
                                                                                                --------                 --------
   NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (21,066)                 (23,853)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 26,162                   32,646
                                                                                                --------                 --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  5,096                 $  8,793
                                                                                                --------                 --------
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for:
          Interest                                                                              $  1,028                 $    221
          Income taxes                                                                               111                    1,129


  The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The interim consolidated financial statements consist of the accounts of Education Management Corporation (the "Company") and its wholly owned subsidiaries, which include The Art Institutes International ("AII"), The New York Restaurant School ("NYRS"), The National Center for Paralegal Training ("NCPT") and The National Center for Professional Development ("NCPD"). The Company's schools offer associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and professional development. The Company has provided career-oriented education programs for 35 years. Unless otherwise noted, references to the years 1997 and 1998 refer to the periods ended September 30, 1996 and 1997, respectively.

2. The results of operations for the three months ended September 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures for complete financial statements. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods presented. First quarter fiscal year 1997 and 1998 interim financial information was reviewed by Arthur Andersen LLP as set forth in their report included in this document.

3. In November 1996, the Company completed an initial public offering (the "Offering") of 5,073,600 shares of its Common Stock, $.01 par value (the "Common Stock"). Upon the closing of the Offering, the right of the holders of the Company's equity securities to require the Company under certain circumstances, the Company to repurchase such securities expired. Accordingly the term "redeemable" that appeared on the September 30, 1996 balance sheet with respect to shareholders' investment has been eliminated.

    For 1997, the weighted average number of common shares and common equivalent shares does not include the exercise of any stock options or warrants or the conversion of any shares of Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"), as the effect would have been antidilutive. For 1997, the net loss allocable to common shareholders was increased by the dividends on the Series A Preferred Stock in the computation of earnings per share. However, dividends accrued but not payable reflected in the net loss applicable to common shareholders were not paid because the Series A Preferred Stock was converted into Common Stock immediately prior to the consummation of the Offering.

    As of September 30, 1997 and 1996, the Company's authorized and outstanding capital stock was as follows:


    1998                                                                  AUTHORIZED            OUTSTANDING
    ----                                                                  ----------            -----------
    Preferred Stock.......................................................10,000,000                     -
    Common Stock..........................................................60,000,000            14,434,737

    1997                                                                  AUTHORIZED            OUTSTANDING
    ----                                                                  ----------            -----------
    Series A Preferred Stock...............................................1,000,000               145,750
    Class A Stock.........................................................25,000,000             1,842,802
    Class B Stock.........................................................17,000,000             5,064,315

4. Effective August 1, 1996, the Company acquired certain net assets of NYRS for $9.5 million in cash. The Company acquired principally current assets net of specified current liabilities, property and equipment, student enrollment agreements, curriculum and trade names. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. This transaction was accounted for as a purchase.

     On January 30, 1997, the Company acquired the assets of Lowthian College, located in Minneapolis, Minnesota, for $200,000 in cash and approximately $200,000 of assumed liabilities. The Company acquired principally accounts receivable, equipment and student enrollment agreements. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. The school was renamed The Art Institute of Minnesota. This transaction was accounted for as a purchase.

     In March 1997, the Company's newest school, The Art Institute of Los Angeles ("AILA"), became licensed in the state of California. Coincident with receiving that license, AILA began student recruiting and school startup activities. Classes commenced at AILA in October 1997. All costs associated with AILA's startup have been expensed as incurred and are reflected in the results of operations.

5.   Reconciliation of net income available for common shareholders:

         (Dollars and shares  in thousands)                                        THREE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                  ----------------------
                                                                                      1996       1997
         Net income (loss)                                                            $(635)       $105

         Dividends paid on Series A Preferred Stock                                     (83)          -

         Redemption premium on Series A Preferred Stock                                (107)
                                                                                                      -
         Dividends accrued, but not payable, on Series A Preferred Stock               (223)
                                                                                    -------      ------
                                                                                                      -
         Net income (loss) available to common shareholders                         $(1,048)       $105
                                                                                    -------      ------

         Weighted average shares                                                      6,922      14,855

6. On October 8, 1997, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed public offering of shares of Common Stock by certain principal shareholders. Pursuant to a prospectus dated November 10, 1997, those principal shareholders are offering 2,833,409 shares of Common Stock and will reimburse the Company for all out-of-pocket expenses related to this offering. The Company will not receive any proceeds from this offering. In addition, the selling shareholders have granted the underwriters an option to purchase an additional 283,481 shares to cover over-allotments, if any.

7. On August 9, 1996 the Company redeemed 75,000 shares of Series A Preferred Stock from the Education Management Corporation Employee Stock Ownership Plan and Trust (the "ESOP") at $101.43 per share, plus accrued and unpaid dividends. The redemption was funded through borrowings of $7.6 million under the revolving credit agreement.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited consolidated financial statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

For the 3 months ended September 30, 1997 compared to the 3 months ended September 30, 1996:

      Net revenues increased by 29.2 % to $43.2 million in 1998 from $33.4 million in 1997 due primarily to a 21.9% increase in student enrollments at Company-owned schools, accompanied by an average 5.5% tuition price increase at Company-owned schools in the second fiscal quarter of 1997. Total student enrollment at the Company's schools increased from 11,303 in 1997 to 13,775 in 1998, including growth of approximately 14.4% at the schools that have been operated by the Company for 24 months or more. The New York Restaurant School ("NYRS") was acquired in August 1996 and Lowthian College in Minneapolis, Minnesota was acquired in January 1997and renamed The Art Institute of Minnesota ("AIM"). The Art Institute of Los Angeles ("AILA") commenced classes in October, 1997.

     Educational services expense increased by $7.0 million, or 28.3%, to $31.7 million in 1998 from $24.7 million in 1997. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the addition of AIM and AILA, and normal cost increases for wages, supplies expense and other services. Educational services expense in the first quarter of fiscal 1998 was 73.4% of net revenues, compared to 74.1% in the same period last year. This reduction is the result of greater efficiency at the schools owned prior to 1997. Educational services expense as a percentage of revenue for new schools, such as AILA and AIM, is significantly higher than the overall consolidated percentage.

     General and administrative expense increased by $2.3 million, or 27.4%, to $10.7 million in 1998 from $8.4 million in 1997 primarily because of higher marketing and student admissions expense, including the addition of approximately $0.4 million of such expenses at AIM and AILA, and normal cost increases for wages and media advertising. General and administrative expense as a percent of net revenues decreased slightly to 24.8% in the first quarter of fiscal 1998, compared to 25.0% in the same period last year.

     Amortization of intangibles increased by 19.9%, to $536,000 in 1998 from $447,000 in 1997. The increase in amortization expense primarily resulted from the inclusion of NYRS for a full three months of operations in 1998 compared to two months in 1997, and the acquisition of AIM.

     Net interest expense decreased to $47,000 in 1998 from $952,000 in 1997. The lower interest expense was primarily attributable to a decrease in the average outstanding indebtedness from $49.3 million in 1997 to $6.8 million in 1998. In 1997, the Company had average outstanding indebtedness under its revolving credit agreement of $39.0 million compared to $301,000 in 1998. This indebtedness was repaid with proceeds from the Offering in November 1996. The outstanding debt of the Company at September 30, 1997 consisted entirely of capitalized lease obligations.

The Company's effective tax rate has remained constant at 42.0% in 1998 compared to 1997.

Net income for the quarter increased to $105,000 in 1998 compared to a net loss of $635,000 in 1997. This improvement is the result of increased revenues, improved operating efficiencies and lower net interest expense.

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

       The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although The Art Institutes and NYRS encourage year-round attendance. As a result, total student enrollments at the Company's schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, the Company's profitability has been lowest (often resulting in losses) in its fiscal first quarter ending September 30 due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities for the three months ended September 30, 1996 and 1997, respectively. Cash flow from operations was $14.8 million and $8.0 million for 1997 and 1998, respectively. Lower cash flow from operations in 1998 was the result of a decrease in advance tuition payments related to the later fall quarter start at The Art Institutes. The fall quarter began October 6 this year compared to October 1 last year.

     The Company had a $14.4 million working capital deficit as of September 30, 1997 as compared to $12.7 million of working capital as of June 30, 1997. The decrease in working capital was due primarily to $28.0 million in debt repayments under its revolving credit agreement and capitalized leases. Trade accounts receivable have increased slightly by $100,000 from June 30, 1997.

     Effective October 13, 1995, the Company and its lenders amended its revolving credit agreement in order to increase the amount of the facility thereunder to $70.0 million and to extend its term to October 13, 2000. Borrowings under the revolving credit agreement bear interest at one of three rates set forth in the revolving credit agreement at the election of the Company. This facility is reduced by outstanding letters of credit. As of September 30, 1997, the Company was in compliance with all covenants and had $69.5 million of borrowing capacity available under the revolving credit agreement. In accordance with the terms of that agreement, the facility was reduced to $65 million on October 13, 1997.

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

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under its revolving credit agreement, will provide adequate funds for ongoing operations, planned expansion of new locations, planned capital expenditures and debt service during the term of the revolving credit agreement.

     The Company's capital expenditures were $2.5 million and $4.2 million for the three months ended September 30, 1996 and 1997, respectively. The Company anticipates increased capital spending for 1998, principally related to the introduction and expansion of culinary and other programs, continued investment in schools acquired or opened during 1997 and 1998 and additional investment in classroom technology.

     The Company leases nearly all of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

CHANGES IN ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard #128 ("FAS #128"). FAS #128 changes the methodology of calculating earning per share ("EPS") and renames the two calculations, Basic (currently primary) and Diluted (currently fully diluted) Earnings per Share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants and convertible preferred stock) from Basic Earnings per Share and changes certain calculations when computing Diluted Earnings per Share. FAS #128 is effective for reporting periods ending after December 15, 1997; early adoption is prohibited. However, if FAS #128 were in effect, the new EPS calculations would be as follows:

                                                                     THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1996          1997
                                                                      ----          ----
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:
Basic                                                               $(.15)           $.01
                                                                    ------           ----
Diluted                                                             $(.15)           $.01
                                                                    ------           ----
WEIGHTED AVERAGE SHARES OUTSTANDING (IN 000'S)
Basic                                                                6,922         14,429
                                                                     -----         ------
Diluted                                                              6,922         14,855
                                                                     -----         ------

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         Not Applicable

Item 2.    Changes in Securities                                                                     Not Applicable

Item 3.    Defaults Upon Senior Securities                                                           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders                                       Not Applicable

Item 5.    Other Information                                                                         Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (15)  Report of Independent Public Accountants

     (27)  Financial Data Schedules

(b)  Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended September 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                EDUCATION MANAGEMENT CORPORATION
                (Registrant)

Date:

                                 /s/ ROBERT B. KNUTSON
                                 ---------------------
                                 Robert B.  Knutson
                                 Chairman and Chief Executive Officer

                                 /s/ ROBERT T. MCDOWELL
                                 ----------------------
                                 Robert T.  McDowell
                                 Senior Vice President and
                                 Chief Financial Officer