Form 10-Q
period 1997-12-31
EDUCATION MANAGEMENT CORPORATION
filed 1998-02-17
CIK 880059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending: December 31, 1997

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
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


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

                                 [ X ] Yes [   ] No

               SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK

                             As of December 31, 1997

                         Common Stock: 14,444,218 Shares

                                      INDEX

PART I -- FINANCIAL INFORMATION                                                         PAGE
Item 1.         Financial Statements.................................................... 3-7
Item 2.         Management's Discussion and Analysis of
                Results of Operations and Financial Condition...........................8-10


PART II -- OTHER INFORMATION

Item 1.         Legal Proceedings.......................................................  11
Item 2.         Changes in Securities...................................................  11
Item 3.         Defaults Upon Senior Securities.........................................  11
Item 4.         Submission of Matters to a Vote of Security Holders.....................  11
Item 5.         Other Information.......................................................  11
Item 6.         Exhibits and Reports on Form 8-K........................................  11


SIGNATURES .............................................................................  12

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS


               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                  DECEMBER 31,    JUNE 30,     DECEMBER 31,
ASSETS                                               1996           1997           1997
------                                               ----           ----           ----
                                                  (Unaudited)                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $   1,338      $  32,646      $   3,913
  Restricted cash                                      3,322            581            325
                                                   ---------      ---------      ---------
   Total cash and cash equivalents                     4,660         33,227          4,238
  Receivables:
    Trade, net of allowances                           8,700          8,706         11,555
    Notes, advances and other                          2,356          1,841          1,307
  Inventories                                          1,548          1,356          1,779
  Deferred income taxes                                  381          1,509          1,509
  Other current assets                                 3,756          2,247          4,177
                                                   ---------      ---------      ---------
Total current assets                                  21,401         48,886         24,565
                                                   ---------      ---------      ---------

PROPERTY AND EQUIPMENT, NET                           48,933         52,571         56,920

OTHER ASSETS                                           6,897          6,381          6,001

GOODWILL, NET OF AMORTIZATION                         18,224         18,454         18,912
                                                   ---------      ---------      ---------
                                                   $  95,455      $ 126,292      $ 106,398
                                                   =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                $   3,655      $   3,637      $   3,182
  Accounts payable                                     3,518          6,931          3,055
  Accrued liabilities                                  9,792          9,778         13,267
  Advance payments                                    18,325         15,832         13,448
                                                   ---------      ---------      ---------
Total current liabilities                             35,290         36,178         32,952
                                                   ---------      ---------      ---------

LONG-TERM DEBT, LESS CURRENT PORTION                   5,354         30,394          5,476

DEFERRED INCOME TAXES AND
  OTHER LONG-TERM LIABILITIES                          2,477          1,964          1,948

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Capital stock:
  Common stock, par value $.01 per share,
    14,444,218 as of December 1997 outstanding           144            144            144
  Additional paid-in capital                          87,358         87,893         88,330
  Treasury stock, 39,401 shares at cost                 (354)          (354)          (354)
  Stock subscriptions receivable                        (171)          (122)            (8)
  Accumulated deficit                                (34,643)       (29,805)       (22,090)
                                                   ---------      ---------      ---------

TOTAL SHAREHOLDERS' EQUITY                            52,334         57,756         66,022
                                                   ---------      ---------      ---------
                                                   $  95,455      $ 126,292      $ 106,398
                                                   =========      =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 DECEMBER 31,                   DECEMBER 31,
                                             --------------------           --------------------
                                             1996            1997           1996            1997
                                             ----            ----           ----            ----
                                                 (unaudited)                     (unaudited)
NET REVENUES                             $    52,015     $    63,068     $    85,424     $   106,244

COSTS AND EXPENSES:
Educational services                          30,230          36,600          54,975          68,284
General and administrative                    10,792          12,807          19,152          23,535
Amortization of intangibles                      546             487             993           1,023
                                         -----------     -----------     -----------     -----------
                                              41,568          49,894          75,120          92,842
                                         -----------     -----------     -----------     -----------

INCOME BEFORE INTEREST AND TAXES              10,447          13,174          10,304          13,402
Interest expense, net                            599              54           1,551             100
                                         -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                     9,848          13,120           8,753          13,302
Provision for income taxes                     4,139           5,510           3,679           5,586
                                         -----------     -----------     -----------     -----------

NET INCOME                               $     5,709     $     7,610     $     5,074     $     7,716
                                         ===========     ===========     ===========     ===========
EARNINGS PER  SHARE:

BASIC                                    $       .47     $       .53     $       .48     $       .53
                                         -----------     -----------     -----------     -----------

DILUTED                                  $       .42     $       .51     $       .40     $       .52
                                         -----------     -----------     -----------     -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC                                     12,051,358      14,440,445       9,480,982      14,434,191
                                         -----------     -----------     -----------     -----------

DILUTED                                   13,625,904      14,861,887      12,557,139      14,858,160
                                         -----------     -----------     -----------     -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                   1996              1997
                                                                   ----              ----
                                                               (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                     $  5,074          $  7,716

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES-
      Depreciation and amortization                                 5,655             6,669
      Vesting of compensatory stock options                           375                --
      Changes in current assets and liabilities-
        Restricted cash                                            (2,085)              256
        Receivables                                                (2,884)           (2,313)
        Inventories                                                  (277)             (423)
        Other current assets                                       (1,121)           (1,930)
        Accounts payable                                           (1,258)           (2,478)
        Accrued liabilities                                         2,437             3,415
        Advance payments                                            7,082            (2,390)
                                                                 --------          --------

               Total adjustments                                    7,924               806
                                                                 --------          --------

               Net cash flows from operating activities            12,998             8,522
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries                                      (9,553)             (600)
  Expenditures for property and equipment                          (8,834)          (11,604)
  Other items, net                                                    107              (152)
                                                                 --------          --------

               Net cash flows from investing activities           (18,280)          (12,356)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public stock offering, net                         45,054                --
  Principal payments on debt, net                                 (56,910)          (25,373)
  Dividends paid to ESOP                                              (83)               --
  Capital stock transactions, net                                  (7,603)              474
                                                                 --------          --------

                Net cash flows from financing activities          (19,542)          (24,899)
                                                                 --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (24,824)          (28,733)
                                                                 --------          --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     26,162            32,646
                                                                 --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  1,338          $  3,913
                                                                 ========          ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                                       $  1,480          $    393
  Income taxes                                                   $    802          $  1,975

The accompanying notes to consolidated financial statements are an integral part of these statements.

                EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The interim consolidated financial statements consist of the accounts of Education Management Corporation (the "Company") and its wholly owned subsidiaries, which include The Art Institutes International ("AII"), and The National Center for Professional Development ("NCPD"). The Company's schools offer associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and professional development. The Company has provided career-oriented education programs for over 35 years. Unless otherwise noted, references to the years fiscal 1997 and 1998 are to the periods ended December 31, 1996 and 1997, respectively.

2. The results of operations for the three and six-month periods ended December 31, 1996 and 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures for complete financial statements. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods presented. First and second quarter fiscal year 1997 and 1998 interim financial information was reviewed by Arthur Andersen LLP as set forth in their report included in this document.

3.   The Company's authorized and outstanding capital stock was as follows:

               DECEMBER 31, 1997
               -----------------

               CAPITAL STOCK                                    AUTHORIZED              OUTSTANDING
               -------------                                    ----------              -----------
               Preferred Stock                                  10,000,000                    --
               Common Stock                                     60,000,000               14,444,218

               JUNE 30, 1997
               -------------

               CAPITAL STOCK                                    AUTHORIZED              OUTSTANDING
               -------------                                    ----------              -----------
               Preferred Stock                                  10,000,000                    --
               Common Stock                                     60,000,000               14,417,874


4. Effective August 1, 1996, the Company acquired certain net assets of The New York Restaurant School ("NYRS") for $9.5 million in cash. The Company acquired principally current assets net of specified current liabilities, property and equipment, student enrollment agreements, curriculum and trade names. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. This transaction was accounted for as a purchase.

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

     The Art Institute of Los Angeles ("AILA") became licensed in the state of California in March 1997. AILA began student recruiting and school startup activities in April 1997. Classes commenced at AILA in October 1997. All costs associated with AILA's startup have been expensed as incurred and are reflected in the results of operations.

     On December 19, 1997, the Company acquired the assets of The Louise Salinger Academy of Fashion located in San Francisco, California, for $600,000 in cash. The Company also entered into a consulting agreement with the former President in exchange for an option to purchase 10,000 shares of Common Stock at an exercise price of $25.93, the closing price of the Common Stock on the closing date of the transaction. The Company acquired principally accounts receivable and equipment. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. The school was renamed The Art Institutes International at San Francisco. This transaction was accounted for as a purchase and is subject to U.S. Department of Education approval.

5. In fiscal 1997, the net income allocable to common shareholders was reduced by the dividends and a redemption premium on the Company's Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"), in the computation of earnings per share. Dividends accrued but not payable that reduced the net income applicable to common shareholders were not paid because the Series A Preferred Stock was converted into Common Stock immediately prior to the consummation of the initial public offering, which closed on November 5, 1996.

     Reconciliation of net income available for common shareholders:

          (Dollars in thousands)                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          DECEMBER 31                  DECEMBER 31
                                                                       1996          1997          1996           1997
                                                                       ----          ----          ----           ----
     Net income                                                       $ 5,709        $7,610       $ 5,074        $7,716

     Redemption premium on Series A Preferred Stock                        --            --          (107)           --
                                                                      -------        ------       -------        ------

     Net Income available to common shareholders for
         diluted earnings per share                                   $ 5,709        $7,610       $ 4,967        $7,716
                                                                      =======        ======       =======        ======

     Dividends paid on Series A Preferred Stock                            --            --           (83)           --

     Dividends accrued, but not payable, on Series A
         Preferred Stock                                                  (73)           --          (296)           --
                                                                      -------        ------       -------        ------

     Net income available to common shareholders for
         basic earnings per share                                     $ 5,636        $7,610       $ 4,588        $7,716
                                                                      =======        ======       =======        ======

     During the quarter ended December 31, 1997, the Company adopted Financial Accounting Standards Board Statement #128. Accordingly, all prior period earnings per share amounts have been restated using the new computation method.

     Reconciliation of Diluted Shares:

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               DECEMBER 31                      DECEMBER 31
                                                          1996             1997             1996            1997
                                                          ----             ----             ----            ----
      Basic shares                                     12,051,358       14,440,445        9,480,982       14,434,191

      Dilution for stock options                          295,111          421,442          260,438          423,969

      Dilution for warrants and Series A
      Preferred Stock                                   1,279,435               --        2,815,719               --
                                                       ----------       ----------       ----------       ----------

      Diluted shares                                   13,625,904       14,861,887       12,557,139       14,858,160
                                                       ==========       ==========       ==========       ==========

6. On November 21, 1997, the previously announced public offering of the Company's Common Stock at $26.00 per share by certain principal shareholders closed. Those shareholders sold 3,070,992 shares and received proceeds of approximately $79.8 million before transaction-related expenses. The Company did not receive any proceeds from this offering.

PART I  -  FINANCIAL INFORMATION
ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATION AND FINANCIAL CONDITION


The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited consolidated financial statements of the Company and the notes thereto. Unless otherwise noted, references to the fiscal years 1997 and 1998 are to the periods ended December 31, 1996 and 1997, respectively.

RESULTS OF OPERATIONS

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996:

     Net revenues increased by 21.2% to $63.1 million in the second quarter of fiscal 1998 from $52.0 million in the second quarter of fiscal 1997 due primarily to an 18.5% increase in student enrollments at Company-owned schools, accompanied by an approximate 5.0% tuition price increase at Company-owned schools in the second fiscal quarter of 1998. Total student enrollment at the Company's schools increased from 15,838 at the start of the second quarter of fiscal 1997 to 18,763 at the start of the second quarter of fiscal 1998, including growth of approximately 12.0% at the nine Company-owned schools that, as of the start of the quarter, had been operated by the Company for 24 months or more. In addition, the Company had three more schools in the second quarter when compared to the prior year's quarter. Lowthian College in Minneapolis, Minnesota was acquired in January 1997 and renamed The Art Institute of Minnesota ("AIM"). The Art Institute of Los Angeles ("AILA") commenced classes in October 1997. The Louis Salinger Academy of Fashion in San Francisco, California was acquired in December 1997 and renamed The Art Institutes International at San Francisco ("AISF").

     Educational services expense increased by $6.4 million, or 21.1%, to $36.6 million in the second quarter of fiscal 1998 from $30.2 million in the second quarter of fiscal 1997. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the addition of AIM and AILA, and normal cost increases for wages, supplies expense and other services. Educational services expense in the second quarter of fiscal 1998 was 58.0% of net revenues, compared to 58.1% in the same period last year. Educational services expense as a percentage of net revenue for new schools, such as AILA and AIM, is higher than the overall consolidated percentage.

     General and administrative expense increased by $2.0 million, or 18.7%, to $12.8 million in the second quarter of fiscal 1998 from $10.8 million in the second quarter of fiscal 1997 primarily because of higher marketing and student admissions expense, including the addition of approximately $550,000 of such expenses at AIM and AILA, and normal cost increases for wages and media advertising. General and administrative expense as a percentage of net revenues decreased slightly to 20.3% in the second quarter of fiscal 1998, compared to 20.7% in the same period last year. General and administrative expense declined as a percentage of net revenues principally because corporate and centralized administrative expense grew more slowly than net revenues.

     Amortization of intangibles decreased by 10.8%, to $487,000 in the second quarter of fiscal 1998 from $546,000 in the second quarter of fiscal 1997. The decrease in amortization expense primarily resulted from certain intangible assets becoming fully amortized during the second quarter of fiscal 1998.

     Net interest expense decreased to $54,000 in the second quarter of fiscal 1998 from $599,000 in the second quarter of fiscal 1997. The lower interest expense was primarily attributable to a decrease in the average outstanding indebtedness from $23.9 million in the second quarter of fiscal 1997 to $5.5 million in the second quarter of fiscal 1998. The outstanding debt of the Company at December 31, 1997 consisted of $8.7 million in revolving credit borrowings and capitalized lease obligations.

     The Company's effective tax rate has remained constant at 42.0% for fiscal 1998 and fiscal 1997.

     Net income for the quarter increased 33.3% to $7.6 million in fiscal 1998 compared to $5.7 million in fiscal 1997. This improvement is primarily the result of increased revenues, improved margins and lower net interest expense.

RESULTS OF OPERATIONS

For the six months ended December 31, 1997 compared to the six months ended December 31, 1996:

     Net revenues increased by 24.4% to $106.2 million in fiscal 1998 from $85.4 million in fiscal 1997 due primarily to a 19.9% increase in average student enrollments at Company-owned schools, accompanied by an approximate 5.0% tuition price increase at The Art Institutes. Average student enrollment at the Company's schools increased from 13,571 in fiscal 1997 to 16,269 in fiscal 1998. The New York Restaurant School was acquired in August 1996. In January 1997, a Minneapolis school was acquired and renamed The Art Institute of Minnesota. A new school, The Art Institute of Los Angeles, commenced classes in October 1997. In December 1997, a school was acquired and renamed The Art Institutes International at San Francisco.

     Educational services expense increased by $13.3 million, or 24.2%, to $68.3 million in fiscal 1998 from $55.0 million in fiscal 1997. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, normal cost increases for wages and other services and the addition of AIM and AILA. Educational services expense as a percentage of net revenues was 64.3% in fiscal 1998 compared to 64.4% in fiscal 1997.

     General and administrative expense increased by $4.4 million, or 22.9%, to $23.5 million in fiscal 1998 from $19.2 million in fiscal 1997 primarily because of higher marketing and student admissions expense, including the addition of approximately $975,000 of such expenses at AIM and AILA and normal cost increases for wages and media advertising. General and administrative expense as a percentage of net revenues decreased to 22.2% for fiscal 1998, compared to 22.4% the same period last year.

     Amortization of intangibles increased by 3.0% to $1.0 million in fiscal 1998 from $993,000 in fiscal 1997. The slight increase in amortization expense resulted from the acquisition of AIM.

     Net interest expense decreased to $100,000 in fiscal 1998 from $1.6 million in fiscal 1997. The lower interest expense was primarily attributable to a decrease in the average outstanding indebtedness from $36.6 million in fiscal 1997 to $6.2 million in fiscal 1998.

     The Company's effective tax rate has remained constant at 42.0% for fiscal 1998 and fiscal 1997.

     Net income for the period increased by $2.6 million or 52.1% to $7.7 million in fiscal 1998 from $5.1 million in fiscal 1997. This increase is primarily the result of greater revenues at Company-owned schools and lower interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $13.0 million and $8.5 million for the six months ended December 31, 1996 and 1997, respectively. Lower cash flow from operations in fiscal 1998 was the result of a decrease in advance tuition payments related to the implementation of new regulations by the U.S. Department of Education which delayed the receipt of certain Title IV financial aid funds for enrolled students.

     The Company had an $8.4 million working capital deficit as of December 31, 1997 as compared to $12.7 million of working capital as of June 30, 1997. The decrease in working capital was due primarily to $25.4 million in debt repayments on revolving credit borrowings and capitalized leases. Trade accounts receivable have increased by $2.8 million from June 30, 1997. This increase is attributable to the growth in net revenues and new U.S. Department of Education regulations which have delayed the receipt of certain Title IV financial aid funds for enrolled students.

     Effective October 13, 1997, in accordance with the terms of the Company's revolving credit agreement, the amount of the facility thereunder was reduced from $70.0 million to $65.0 million. Borrowings under the revolving credit agreement bear interest at one of three rates set forth in the revolving credit agreement at the election of the Company. Available borrowing capacity is reduced by outstanding letters of credit. As of December 31, 1997, the Company was in compliance with all covenants and had $61.5 million of borrowing capacity available under the revolving credit agreement.

     Borrowings under the revolving credit agreement are used by the Company primarily to fund its capital investment program, finance acquisitions and meet seasonal working capital needs. The pattern of cash receipts is seasonal throughout the year. The level of account receivables reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under its revolving credit agreement, will provide adequate funds for ongoing operations, planned expansion of new locations, planned capital expenditures and debt service during the term of the revolving credit agreement.

     The Company's capital expenditures were $8.8 million and $11.6 million for the six months ended December 31, 1996 and 1997, respectively. The Company anticipates a slight increase in capital spending for 1998, principally related to the continued investment in schools acquired or opened during fiscal 1996, 1997 and 1998, additional investment in classroom technology and the introduction and expansion of culinary and other programs.

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

Item 1.  Legal Proceedings                                    Not Applicable

Item 2.  Changes in Securities                                Not Applicable

Item 3.  Defaults Upon Senior Securities                      Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 7, 1997, the annual meeting of the shareholders of the Company was held for the election of directors and so that the shareholders could vote upon one proposal set forth below.

         (i)  Election of directors:

                                                                 SHARES
                                                                 ------
                        For                                     9,553,722
                        Withheld                                    1,046
              ---------------------------------------------------------------

                        Name                                       Class
                        ----                                       -----
                        Robert H. Atwell                             I
                        William M. Campbell, III                     I
                        Albert Greenstone                            I


         (ii) Approval of the retention of Arthur Andersen LLP as the Company's independent auditors:

                                                                 SHARES
                                                                 ------
                              For                               9,552,233
                              Against                                 501
                              Abstain                               2,034


Item 5.  Other Information                                    Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (15)    Report of Independent Public Accountants
     (27)    Financial Data Schedules

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31,
1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          EDUCATION MANAGEMENT CORPORATION
                                          (Registrant)

Date: _______________________, 1998


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