Form 10-Q
period 1998-03-31
EDUCATION MANAGEMENT CORPORATION
filed 1998-05-15
CIK 880059

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     For the period ending March 31, 1998

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

                              As of March 31, 1998

                        Common Stock: 14,462,850 shares

                                     INDEX

PART I -- FINANCIAL INFORMATION                                                                                PAGE
                                                                                                               ----
Item 1.   Financial Statements...................................................................................3-7
Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition..........................................................8-10

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................11
Item 2.   Changes in Securities..................................................................................11
Item 3.   Defaults Upon Senior Securities........................................................................11
Item 4.   Submission of Matters to a Vote of Security Holders....................................................11
Item 5.   Other Information......................................................................................11
Item 6.   Exhibits and Reports on Form 8-K.......................................................................11

SIGNATURES ......................................................................................................13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       MARCH 31,           JUNE 30,          MARCH 31,
ASSETS                                                    1997               1997              1998
------                                                    ----               ----              ----
                                                       (Unaudited)                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $ 11,592           $ 32,646          $ 20,634
  Restricted cash                                          1,958                581             1,370
                                                        --------           --------          --------
   Total cash and cash equivalents                        13,550             33,227            22,004
  Receivables:
    Trade, net of allowances                               7,683              8,706             7,623
    Notes, advances and other                              4,398              1,841             2,679
  Inventories                                              1,541              1,356             1,802
  Deferred income taxes                                      381              1,509             1,509
  Other current assets                                     3,908              2,247             4,674
                                                        --------           --------          --------
Total current assets                                      31,461             48,886            40,291
                                                        --------           --------          --------

PROPERTY AND EQUIPMENT, NET                               49,179             52,571            55,999

OTHER ASSETS                                               6,525              6,381             6,271

GOODWILL, NET OF AMORTIZATION                             18,580             18,454            19,716
                                                        --------           --------          --------
                                                        $105,745           $126,292          $122,277
                                                        ========           ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                     $  3,551           $  3,637          $  2,878
  Accounts payable                                         1,691              6,931             2,574
  Accrued liabilities                                     10,683              9,778            11,862
  Advance payments                                        26,902             15,832            30,694
                                                        --------           --------          --------
Total current liabilities                                 42,827             36,178            48,008
                                                        --------           --------          --------

LONG-TERM DEBT, LESS CURRENT PORTION                       4,418             30,394             1,409

DEFERRED INCOME TAXES AND
  OTHER LONG-TERM LIABILITIES                              2,505              1,964             1,937

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Capital stock:
  Common stock, par value $.01 per share,
   14,462,850 outstanding as of March 31, 1998               144                144               145
  Additional paid-in capital                              87,368             87,893            88,576
  Treasury stock 39,401 shares at cost                      (354)              (354)             (354)
  Stock subscriptions receivable                            (171)              (122)               (8)
  Accumulated deficit                                    (30,992)           (29,805)          (17,436)
                                                        --------           --------          --------

TOTAL SHAREHOLDERS' EQUITY                                55,995             57,756            70,923
                                                        --------           --------          --------
                                                        $105,745           $126,292          $122,277
                                                        ========           ========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                MARCH 31,                          MARCH 31,
                                                                ---------                          ---------
                                                          1997            1998               1997            1998
                                                          ----            ----               ----            ----
                                                               (unaudited)                        (unaudited)
NET REVENUES                                           $    50,696   $    59,807         $   136,120      $   166,051
COSTS AND EXPENSES:
Educational services                                        32,346        39,318              87,320          107,601
General and administrative                                  11,409        12,191              30,562           35,727
Amortization of intangibles                                    540           294               1,533            1,317
                                                       -----------   -----------         -----------      -----------
                                                            44,295        51,803             119,415          144,645
                                                       -----------   -----------         -----------      -----------
INCOME BEFORE  INTEREST AND TAXES                            6,401         8,004              16,705           21,406
Interest expense, net                                           96           (15)              1,647               84
                                                       -----------   -----------         -----------      -----------
INCOME BEFORE INCOME TAXES                                   6,305         8,019              15,058           21,322
Provision for income taxes                                   2,650         3,368               6,329            8,955
                                                       -----------   -----------         -----------      -----------
NET INCOME                                             $     3,655   $     4,651         $     8,729      $    12,367
                                                       ===========   ===========         ===========      ===========
EARNINGS PER SHARE:

BASIC                                                  $       .25   $       .32         $       .74      $       .86
                                                       -----------   -----------         -----------      -----------
DILUTED                                                $       .25   $       .31         $       .65      $       .83
                                                       -----------   -----------         -----------      -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC                                                   14,389,343    14,454,942          11,117,102       14,441,108
                                                       -----------   -----------         -----------      -----------

DILUTED                                                 14,748,633    14,913,229          13,287,647       14,876,516
                                                       -----------   -----------         -----------      -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED MARCH 31,
                                                                     1997                   1998
                                                                     ----                   ----
                                                                  (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                       $  8,729              $ 12,367

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES-
      Depreciation and amortization                                   9,120                10,542
      Vesting of compensatory stock options                             375                    --
      Changes in current assets and liabilities-
        Restricted cash                                                (721)                 (789)
        Receivables                                                  (3,890)                  291
        Inventories                                                    (269)                 (446)
        Other current assets                                         (1,268)               (2,419)
        Accounts payable                                             (3,085)               (3,508)
        Accrued liabilities                                           3,369                 1,892
        Advance payments                                             15,658                14,769
                                                                   --------              --------

               Total adjustments                                     19,289                20,332
                                                                   --------              --------

               Net cash flows from operating activities              28,018                32,699
                                                                   --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries                                        (9,753)               (1,488)
  Expenditures for property and equipment                           (12,089)              (13,839)
  Other items, net                                                     (175)                 (322)
                                                                   --------              --------

               Net cash flows from investing activities             (22,017)              (15,649)
                                                                   --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from public stock offering, net                           44,969                    --
  Principal payments on debt, net                                   (57,950)              (29,783)
  Dividends paid to ESOP                                                (83)                   --
  Capital stock transactions, net                                    (7,507)                  721
                                                                   --------              --------

                Net cash flows from financing activities            (20,571)              (29,062)
                                                                   --------              --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (14,570)              (12,012)
                                                                   --------              --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       26,162                32,646
                                                                   --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 11,592              $ 20,634
                                                                   ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:

Interest                                                           $  1,975              $    564
Income taxes                                                       $  4,766              $  9,389


The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The interim consolidated financial statements consist of the accounts of Education Management Corporation (the "Company") and its wholly owned subsidiaries, which include The Art Institutes International ("AII") and The National Center for Professional Development ("NCPD"). The Company's schools offer associate's and bachelor's degree programs and non-degree programs in the areas of design, technology, culinary arts, fashion and professional development. The Company has provided career-oriented education programs for over 35 years. Unless otherwise noted, references to the fiscal years 1997 and 1998 are to the periods ended March 31, 1997 and 1998, respectively.

2. The results of operations for the three and nine-month periods ended March 31, 1997 and 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures for complete financial statements. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods presented. Third quarter fiscal year 1997 and 1998 interim financial information was reviewed by Arthur Andersen LLP as set forth in their report included in this document.

3.   The Company's authorized and outstanding capital stock was as follows:

                    MARCH 31, 1998
                    --------------

                    CAPITAL STOCK               AUTHORIZED           OUTSTANDING
                    -------------               ----------           -----------
                    Preferred Stock             10,000,000               --
                    Common Stock                60,000,000            14,462,850

                    JUNE 30, 1997
                    -------------

                    CAPITAL STOCK               AUTHORIZED           OUTSTANDING
                    -------------               ----------           -----------
                    Preferred Stock             10,000,000               --
                    Common Stock                60,000,000            14,417,874


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

     On January 30, 1997, the Company acquired the assets of Lowthian College, located in Minneapolis, Minnesota, for $200,000 in cash and approximately $200,000 of assumed liabilities. The Company acquired principally accounts receivable, equipment and student enrollment agreements. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. The school was renamed The Art Institute of Minnesota ("AIM"). This transaction was accounted for as a purchase.

     The Art Institute of Los Angeles ("AILA") became licensed in the State of California in March 1997. AILA began student recruiting and school startup activities in April 1997. Classes commenced in AILA in October 1997. All costs associated with AILA's startup have been expensed as incurred and are reflected in the results of operations.

     On December 19, 1997, the Company acquired the assets of The Louise Salinger Academy of Fashion located in San Francisco, California, for $600,000 in cash. The Company also entered into a consulting agreement with the former president in exchange for an option to purchase 10,000 shares of Common Stock of the Company at an exercise price of $25.93, the closing price of the Common Stock on December 19, 1997. The Company acquired principally accounts receivable and equipment. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. The school was renamed The Art Institutes International at San Francisco. This transaction was accounted for as a purchase. The Art Institutes International at San Francisco received U.S. Department of Education approval in April 1998.

     On February 26, 1998, the Company acquired the assets of Bassist College in Portland, Oregon, for $888,000 in cash. The Company, as further consideration for the net assets acquired, has agreed to pay Bassist Corporation a percentage of gross revenues over the next five fiscal years. The Company acquired principally accounts receivable and equipment. The excess of the purchase price over the fair value of the assets acquired has been assigned to goodwill. The school was renamed The Art Institutes International at Portland. This transaction was accounted for as a purchase. The Art Institutes International at Portland received U.S. Department of Education approval in April 1998.

5. In fiscal 1997, the net income allocable to common shareholders was reduced by dividends and a redemption premium on the Company's Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"), in the computation of earnings per share. Dividends accrued but not payable that reduced the net income applicable to common shareholders were not paid because the Series A Preferred Stock was converted into Common Stock immediately prior to the consummation of the initial public offering of the Common Stock of the Company, which closed on November 5, 1996.

     Reconciliation of net income available for common shareholders

       (Dollars in thousands)
                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                          MARCH 31,                 MARCH 31,
                                                                     1997          1998         1997         1998
                                                                     ----          ----         ----         ----
       Net income                                                      $3,655        $4,651       $8,729      $12,367

       Redemption premium on Series A Preferred Stock                      --            --         (107)          --
                                                                      -------       -------      -------      -------

       Net Income Available to common shareholders for
          diluted earnings per share                                   $3,655        $4,651       $8,622      $12,367
                                                                       ------        ------       ------      -------
       Dividends paid on Series A Preferred Stock                          --            --          (83)          --

       Dividends accrued, but not payable on Series A
          Preferred Stock                                                  --            --         (296)          --
                                                                      -------       -------      -------      -------

       Net income available to common shareholders for basic
          earnings per share                                           $3,655        $4,651       $8,243      $12,367
                                                                       ======        ======       ======      =======


     On December 31, 1997, the Company adopted Financial Accounting Standards Board Statement #128. Accordingly, all prior period earnings per share amounts have been restated using the new computation method.

     Reconciliation of Diluted Shares:

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          MARCH 31,                   MARCH 31,
                                                                     1997          1998           1997         1998
                                                                     ----          ----           ----         ----
        Basic shares                                             14,389,343     14,454,942     11,117,102    14,441,108

        Dilution for stock options                                  359,290        458,287        293,399       435,408

        Dilution for warrants and Series A Preferred Stock               --             --      1,877,146            --
                                                                 ----------     ----------     ----------    ----------

        Diluted Shares                                           14,748,633     14,913,229     13,287,647    14,876,516
                                                                 ==========     ==========     ==========    ==========

PART I  -  FINANCIAL INFORMATION

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION


The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited consolidated financial statements of the Company and the notes thereto. Unless otherwise noted, references to the fiscal years 1997 and 1998 are to the periods ended March 31, 1997 and 1998, respectively.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998 compared to the three months ended March 31, 1997:

     Net revenues increased by 18.0% to $59.8 million in the third quarter of fiscal 1998 from $50.7 million in the third quarter of fiscal 1997 due primarily to a 14.6% increase in student enrollments at Company-owned schools, accompanied by an approximate 5.0% tuition price increase. Total student enrollment at the Company's schools increased from 15,746 at the start of the third quarter of fiscal 1997 to 18,041 at the start of the third quarter of fiscal 1998, including growth of approximately 13.0% at the twelve Company-owned schools that, as of the start of the quarter, had been operated by the Company for 24 months or more. In addition, the Company had three more schools in the third quarter when compared to the prior year's quarter. The Art Institute of Los Angeles ("AILA") commenced classes in October 1997. The Louise Salinger Academy of Fashion in San Francisco, California was acquired in December 1997 and renamed the Art Institutes International at San Francisco ("AISF"). Bassist College in Portland, Oregon was acquired in February 1998 and renamed the Art Institutes International at Portland ("AIPD").

     Educational services expense increased by $7.0 million, or 21.6%, to $39.3 million in the third quarter of fiscal 1998 from $32.3 million in the third quarter of fiscal 1997. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, the addition of AILA, AISF, and AIPD and normal cost increases for wages, supplies expense and other services. Educational services expense in the third quarter of fiscal 1998 was 65.7% of net revenues, compared to 63.8% in the same period last year. Educational services expense, as a percentage of net revenue for new schools, such as AILA, AIPD and AISF is higher than the overall consolidated percentage.

     General and administrative expense increased by $782,000, or 6.9%, to $12.2 million in the third quarter of fiscal 1998 from $11.4 million in the third quarter of fiscal 1997 primarily because of higher marketing and student admissions expense, including normal cost increases for wages and media advertising. General and administrative expense as a percentage of net revenues decreased to 20.4% in the third quarter of fiscal 1998, compared to 22.5% in the same period last year, principally because corporate and centralized administrative expense grew more slowly than net revenues.

     Amortization of intangibles decreased by 45.6%, to $294,000 in the third quarter of fiscal 1998 from $540,000 in the third quarter of fiscal 1997. The decrease in amortization expense primarily resulted from certain intangible assets becoming fully amortized during the third quarter of fiscal 1998.

     The Company had net interest income in the third quarter of fiscal 1998 compared to net expense in the third quarter of fiscal 1997 due to higher average cash balances (invested in short-term instruments) and lower average outstanding indebtedness.

     The Company's effective tax rate has remained constant at 42.0% for fiscal 1998 and fiscal 1997.

     Net income for the quarter increased 27.3% to $4.7 million in fiscal 1998 compared to $3.7 million in fiscal 1997. The increase was primarily the result of increased revenues and improved margins.

RESULTS OF OPERATIONS

For the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997:

     Net revenues increased by 22.0% to $166.1 million in fiscal 1998 from $136.1 million in fiscal 1997 due primarily to an 18.0% increase in average student enrollments at Company-owned schools, accompanied by an approximate 5.0% tuition price increase. In addition, the Company's revenues and earnings reflect an increase in the number of schools during all or part of the nine-month period compared to the prior year period. Average starting student enrollment at the Company's schools increased from 14,296 in fiscal 1997 to 16,860 in fiscal 1998. The New York Restaurant School was acquired in August 1996. In January, 1997, a Minneapolis school was acquired and renamed The Art Institute of Minnesota ("AIM"). A new school, The Art Institute of Los Angeles, commenced classes in October 1997. In December 1997, a school was acquired and renamed The Art Institutes International at San Francisco. In February 1998, a school was acquired and renamed The Art Institutes International at Portland.

     Educational services expense increased by $20.3 million, or 23.2%, to $107.6 million in fiscal 1998 from $87.3 million in fiscal 1997. The increase was primarily the result of the additional costs required to service higher student enrollments at The Art Institutes, normal cost increases for wages, supplies expense and other services and the addition of AIM, AILA, AISF and AIPD. Educational services expense, as a percentage of net revenues was 64.8% in fiscal 1998 compared to 64.1% in fiscal 1997.

     General and administrative expense increased by $5.1 million, or 16.9%, to $35.7 million in fiscal 1998 from $30.6 million in fiscal 1997 primarily because of higher marketing and student admissions expense, including the addition of approximately $1.6 million of such expenses at AIM, AILA, AIPD and AISF and normal cost increases for wages and media advertising. General and administrative expense as a percentage of net revenues decreased to 21.5% for fiscal 1998, compared to 22.5% for fiscal 1997.

     Amortization of intangibles decreased by 14.1% to $1.3 million in fiscal 1998 from $1.5 million in fiscal 1997 because certain intangible assets became fully amortized in the third quarter.

     Net interest expense decreased to $84,000 in fiscal 1998 from $1.6 million in fiscal 1997. The lower interest expense was primarily attributable to a decrease in the average outstanding indebtedness from $27.3 million in fiscal 1997 to $5.7 million in fiscal 1998.

     The Company's effective tax rate has remained constant at 42.0% for fiscal 1998 and fiscal 1997.

     Net income for the period increased by $3.7 million or 41.7% to $12.4 million in fiscal 1998 from $8.7 million in fiscal 1997. This increase is primarily the result of greater revenues at Company-owned schools, slightly higher margins and lower interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $32.7 million and $28.0 million for the nine months ended March 31, 1998 and 1997, respectively.

     The Company had a working capital deficit of $7.7 million as of March 31, 1998, compared to $12.7 million of working capital as of June 30, 1997. The decrease in working capital was due primarily to $29.7 million in debt repayments on revolving credit borrowings and capitalized leases.

     Effective October 13, 1997, in accordance with the terms of the Company's revolving credit agreement, the amount of the facility thereunder was reduced from $70.0 million to $65.0 million. Borrowings under the revolving credit agreement bear interest at one of three rates set forth in the revolving credit agreement at the election of the Company. Available borrowing capacity is reduced by outstanding letters of credit. As of March 31, 1998, the Company was in compliance with all covenants and had $64.0 million of borrowing capacity available under the revolving credit agreement.

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

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under its revolving credit agreement, will provide adequate funds for ongoing operations, planned expansion of new locations, and planned capital expenditures and debt service during the term of the revolving credit agreement.

     The Company's capital expenditures were $12.1 million and $13.8 million for the nine months ended March 31, 1997 and 1998, respectively. The Company anticipates a slight increase in capital spending for 1998, principally related to the continued investment in schools acquired or opened during fiscal 1996, 1997 and 1998, additional investment in classroom technology and the introduction and expansion of culinary arts and other education programs.

     The Company leases nearly all of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

PART II    -      OTHER INFORMATION

Item 1.   Legal Proceedings.......................................Not Applicable

Item 2.   Changes in Securities...................................Not Applicable

Item 3.   Defaults Upon Senior Securities.........................Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.....Not Applicable

Item 5.   Other Information.......................................Not Applicable

Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibits:

     (15)  Report of Independent Public Accountants
     (27)  Financial Data Schedules


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EDUCATION MANAGEMENT CORPORATION
                                     (Registrant)

Date: May 15, 1998

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