Form 10-K
period 1998-06-30
EDUCATION MANAGEMENT CORPORATION
filed 1998-09-28
CIK 880059

                                     PART I

ITEM 1--BUSINESS

     This Annual Report on Form 10-K contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof or other variations thereon or comparable terminology. Those statements are based on the intent, belief or expectation of Education Management Corporation ("EDMC" or the "Company") as of the date of this Annual Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors, including those factors described at the end of the responses to this
Item 1. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to
Item 8 of this Annual Report.

GENERAL

     EDMC is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. Through its operating units, the Art Institutes ("The Art Institutes"), The New York Restaurant School ("NYRS"), NCPT, and The National Center for Professional Development ("NCPD"), the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts and technology, culinary arts, fashion and professional development. The Company has provided career-oriented education programs since 1962, and its schools have graduated over 100,000 students. In the fall quarter of fiscal 1998, beginning October 1997, EDMC's schools had approximately 18,800 students enrolled, representing all 50 states and over 85 countries.

     The Company's main operating unit, The Art Institutes, consists of 15 schools in 14 cities throughout the United States and accounted for approximately 93% of the Company's net revenues in fiscal 1998. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, multimedia, computer animation, video production, culinary arts, interior design, industrial design, photography, fashion marketing and fashion design. Those programs typically are completed in 18 to 27 months and culminate in an associate's degree. Eight Art Institutes currently offer bachelor's degree programs, and EDMC expects to continue to introduce bachelor's degree programs at schools in states that permit proprietary postsecondary institutions to offer such programs.

     In fiscal 1998, the Company opened The Art Institute of Los Angeles, which began offering classes in October 1997. In December 1997, the Company acquired the assets of the Louise Salinger School in San Francisco, California and renamed the school The Art Institutes International at San Francisco. In February 1998, the Company acquired the assets of Bassist College in Portland, Oregon and renamed the school The Art Institutes International at Portland.

     The Company offers a culinary arts curriculum at nine Art Institutes, including The Art Institute of Los Angeles, which began culinary arts classes in June 1998, and The Art Institutes International Minnesota, which will begin culinary arts classes in October 1998. In addition, in August 1996, the Company acquired NYRS, a well-known culinary arts and restaurant management school located in New York City. NYRS offers an associate's degree program and certificate programs. NYRS accounted for approximately 5% of the Company's net revenues in fiscal 1998.

     The Company offers paralegal training at NCPT, a leading source of paralegals in the southeastern United States. NCPT, located in Atlanta, offers certificate programs that generally are completed in four to nine months. NCPD maintains consulting relationships with six colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planning certificate programs for college graduates and working adults. In fiscal 1998, the Company derived less than 2% of its net revenues from NCPT and NCPD combined.

     EDMC's primary objective is to provide career-focused education that maximizes employment opportunities for its students after graduation. EDMC's graduates are employed by a broad range of employers nationwide. Approximately 87.3% of the calendar year 1997 graduates of all programs at EDMC's schools who were available for employment obtained positions in fields related to their programs of study within six months of graduation.

     The Company believes that demand for postsecondary education will generally increase due to (i) an increase of approximately 26% in the number of new high school graduates per year from approximately 2.5 million in 1996 to approximately 3.2 million in 2008 (as projected by the Western Interstate Commission for Higher Education), (ii) the growing interest of working adults in enhancing their marketable skills, (iii) the income premium attributable to higher education degrees, and (iv) employers' continuing demand for entry-level workers with appropriate technical skills.

     The Company believes the experience of its management team and the substantial equity ownership of its employees are significant factors contributing to its success. EDMC's senior management has an average of nine years with EDMC and 19 years of experience in the education industry. Approximately two-thirds of the employees of EDMC, including a substantial majority of the management team, has an ownership interest in the Company through direct holdings, participation in the Company's Employee Stock Ownership Plan and Trust (the "ESOP") or both.

COMPANY HISTORY

     The Company was organized as a Pennsylvania corporation in 1962. In 1971, Robert B. Knutson (currently its Chairman and Chief Executive Officer) became President of the Company. At that time, EDMC consisted primarily of The Art Institute of Pittsburgh, which was acquired in 1970. Between 1971 and the present, the Company opened three schools and acquired 13 others. The Company's net revenues have increased from approximately $1.9 million in 1971 to approximately $221.7 million in fiscal 1998.

     In November 1996, the Company and certain shareholders sold shares of the Company's common stock, $.01 par value (the "Common Stock"), to the public in an initial public offering (the "IPO"). In November 1997, those shareholders and other shareholders sold additional shares of Common Stock in a secondary public offering.

INDUSTRY OVERVIEW

     According to The National Center for Education Statistics, education is the second largest sector of the U.S. economy, accounting for approximately 7.4% of gross domestic product in the 1996/1997 school year, or over $560 billion, of which amount approximately $225 billion was spent for postsecondary education. EDMC's schools are part of the postsecondary education market. Of the approximately 6,600 postsecondary schools that are eligible to participate in federal financial aid programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended (the "HEA"), approximately 600 are proprietary degree-granting institutions such as EDMC's schools. The United States Department of Education (the "U.S. Department of Education") estimates that by the year 2001 the number of students enrolled in higher education institutions will increase by more than 1.5 million to over 16 million students.

     The Company believes that a significant portion of the growth in the postsecondary education market will result from an increase in the number of new high school graduates. According to the Western Interstate Commission for Higher Education, the number of new high school graduates per year is expected to increase by approximately 26%, from approximately 2.5 million graduates in 1996 to approximately 3.2 million graduates in 2008. Significant growth is also expected to result from increased enrollment by working adults. The U.S. Department of Education estimates that, over the next several years, initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments by recent high school graduates.

     The postsecondary education industry is also expected to benefit from the public's increased recognition of the value of a postsecondary education. According to The National Center for Education Statistics, the percentage of recent high school graduates who continued their education after graduation increased from approximately 54% in 1986 to approximately 65% in 1996. The Company believes that the income premium associated with a postsecondary education has been a significant factor contributing to this trend. The Bureau of the Census of the United States Department of Commerce has reported that, in 1995, a full-time male worker aged 25 years or older with an associate's degree earned an average of 42% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor's degree earned an average of approximately 83% more per year than a comparable worker with only a high school diploma. In addition, employment in technical occupations is expected to increase over the next several years as the demand for technically skilled labor increases.

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

     ENHANCING GROWTH AT THE COMPANY'S SCHOOLS

     EDMC believes that it will continue to benefit from trends relating to the growing number of potential students, particularly new high school graduates and working adults. EDMC augmented its efforts to recruit high school students by enlarging its high school admissions staff by approximately 33% from fiscal 1995 to fiscal 1998 and by increasing the number of high schools visited to approximately 9,350 in fiscal 1998 (an increase of approximately 34% over fiscal
1995) and the number of high schools at which presentations were made to approximately 8,100 in fiscal 1998 (an increase of approximately 35% over fiscal
1995). The Company believes that, due in part to these efforts, applications from high school seniors in fiscal 1998 (for education programs starting in fiscal 1998 or fiscal 1999) were approximately 11% greater than in fiscal 1997. The Company also believes it can penetrate the growing working adult market by introducing and augmenting evening programs. The first introduction of such programs was at The Art Institute of Dallas in fiscal 1993. Currently, twelve of The Art Institutes offer evening programs. The total number of students participating in such programs at The Art Institutes increased 23% to approximately 2,600 students in the spring quarter of fiscal 1998 from approximately 2,100 in the spring quarter of fiscal 1997.

     In addition, the Company actively seeks international students for The Art Institutes. The Company both employs admissions personnel with international experience and contracts with independent recruiters abroad. To accommodate the special needs of international students, staff members are assigned to act as international student advisors. Average international student enrollments in fiscal 1998 were approximately 29% greater than in fiscal 1997, and international students currently constitute approximately 6% of the total enrollments at The Art Institutes.

     TARGETING EXPANSION OPPORTUNITIES IN A FRAGMENTED MARKET

     To further its national presence and to take advantage of the highly fragmented postsecondary education industry, EDMC plans to open new schools and to acquire existing schools in favorable locations. The Company regularly analyzes potential new markets for enrollment potential, positive long-term demographic trends, the concentration of likely employers, the level of competition, facility costs, the availability of faculty and management talent, and the regulatory approval process.

     Establishing New Schools. In the near term, new schools will be established primarily as Art Institutes, such as The Art Institute of Phoenix (which opened in fiscal 1996) and The Art Institute of Los Angeles (which opened in fiscal 1998), allowing the Company to use its accumulated knowledge and experience in Art Institute operations. In recent years, the Company has developed a financial and operational model to analyze prospective start-up investments, which takes into account, among other things, enrollment projections, pre-opening expenditures, and the marketing expenses necessary to build interest in a school.

     Acquiring Existing Schools. The Company also believes that significant opportunities exist for growth through acquisitions. In particular, many smaller institutions have limited resources to manage the increasingly complex regulatory environment or to fund the high costs of developing the new programs required to meet the changing demands of the employment market. The Company's acquisition focus will be on schools that (i) can be integrated efficiently into its existing operations, (ii) will benefit from EDMC's expertise and scale in marketing and administration, and (iii) possess a strong, established reputation. In August 1996, the Company acquired the assets of NYRS, a culinary arts and restaurant management school located in New York City. In January 1997, the Company acquired the assets of Lowthian College in Minneapolis, Minnesota (renamed The Art Institutes International Minnesota). In December 1997, the Company acquired the assets of the Louise Salinger School in San Francisco, California (renamed The Art Institutes International at San Francisco). In February 1998, the Company acquired the assets of Bassist College in Portland, Oregon (renamed The Art Institutes International at Portland).

     EXPANDING EDUCATION PROGRAMS

     EDMC currently offers education programs in a variety of fields and continually seeks to optimize its portfolio of programs to meet the needs of both its students and the employment market. The Company believes that developing programs that balance the opportunities in the job market and the interests of students will increase enrollment and expand the Company's revenue base. In addition to the acquisition of NYRS, the Company has introduced its culinary arts program at nine Art Institutes, including The Art Institute of Los Angeles, which began culinary arts classes in June 1998, and The Art Institutes International Minnesota, which will begin culinary arts classes in October 1998.

     The Company also offers bachelor's degree programs in several fields of study which are designed to reflect the needs of the employment market and to appeal to students seeking enhanced career preparation and credentials. Bachelor's degree programs benefit the Company by providing a longer revenue stream than two-year associate's degree programs. The Company will seek to introduce additional bachelor's degree programs at schools in states that permit proprietary postsecondary institutions, such as The Art Institutes, to offer such programs. In fiscal 1997, the Company introduced or enhanced its bachelor's degree programs in the areas of computer animation, graphic design, interior design and industrial design. In fiscal 1998, the Company introduced a bachelor's degree program in interactive multimedia programming. The average number of students enrolled in bachelor's degree programs at The Art Institutes in fiscal 1998 increased approximately 109% from fiscal 1997 to approximately 1,200. See "The Business of Education--Programs of Study."

     IMPROVING STUDENT OUTCOMES

     EDMC intends to continue to improve student persistence and graduate starting salaries in order to enhance the reputation of its schools and their education programs and increase student enrollments. Measures implemented by the Company include higher admissions standards, academic placement testing, remediation courses, improved faculty training, and increased administrative resources dedicated to placement assistance. The Art Institutes' average net quarterly persistence rate, which measures the number of students that are enrolled during an academic quarter and advance to the next academic quarter, increased from 89.6% in fiscal 1996 to 89.7% in fiscal 1997 to 90.1% for the first three quarters of fiscal 1998. The Art Institutes' annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, was 67.5% in fiscal 1997 and 66.4% in fiscal 1998. The Company's schools are adopting an annual persistence rate measurement to replace the net quarterly persistence rate measure because the Company believes that the annual measure is closer to the methodology used by accrediting agencies and remains an effective tool to manage the delivery of educational services. From calendar year 1993 to calendar year 1997, The Art Institutes' placement rate for all graduates available for employment, who completed any program, improved from 83.1% to 89.0% and average starting salaries rose 40.5% from approximately $15,600 to approximately $21,900.

THE BUSINESS OF EDUCATION

     EDMC's primary mission is to maximize student success by providing students with the education necessary to meet employers' current and anticipated needs. To achieve this objective, the Company focuses on (i) marketing to a broad universe of potential students, (ii) admitting students who possess the relevant interests and capabilities, (iii) providing students with programs of study taught by industry professionals, and (iv) assisting students with job placement prior to graduation.

     STUDENT RECRUITMENT AND MARKETING

     EDMC seeks to attract students with both the motivation and ability to complete the programs offered by its schools. To generate interest, the Company engages in a broad range of activities to inform potential students and their parents about its schools and programs of study.

     The general reputation of The Art Institutes and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as television and print media advertising, the World Wide Web, high school visits and recruitment events, and utilizes its internal advertising agency to create publications, television and radio commercials, videos and other promotional materials for the Company's schools. The Company estimates that in fiscal 1998 referrals accounted for 39% of new student enrollments at The Art Institutes, high school recruitment programs accounted for 21%, broadcast advertising accounted for 20%, print media accounted for 10%, the Company's web site accounted for 4%, international marketing accounted for 3%, and the remaining 3% was classified as miscellaneous. The goal of the Company's recruitment efforts is to increase awareness of the Company's schools among potential applicants in a cost-effective manner.

     The Company carefully monitors the effectiveness of its marketing efforts. In fiscal 1998, The Art Institutes' marketing efforts generated inquiries from approximately 198,000 qualified prospective students. The Art Institutes' inquiry-to-application conversion ratio increased from 6.5% in fiscal 1992 to 10.2% in fiscal 1998, and the applicant-to-new student ratio increased from 55.8% in fiscal 1992 to 66.0% in fiscal 1998.

     To capitalize on the growing number of new high school graduates, the Company employs approximately 65 high school representatives and utilizes a variety of strategies. These high school representatives make presentations at high schools, during which student artwork, videos and a multimedia demonstration are shown to students and educators to promote The Art Institutes. Each Art Institute also conducts college preview seminars at which prospective students can meet with a representative, view artwork and videos, and receive enrollment information. Summer teenager and teacher workshops are held to inform students and educators of the education programs offered by The Art Institutes. The Company's marketing efforts to reach young adults and working adults who may be attracted to evening programs are conducted through local newspaper advertising, direct mail campaigns and broadcast advertising.

     NYRS relies on local television and referrals as its primary marketing tools and also uses high school representatives and presentations at high schools in the New York metropolitan area. NCPT uses direct mail, print media and advertisements in related national trade periodicals to generate interest. Referrals, especially from employers, are an important source of new students for NCPT. In addition, NCPT conducts recruitment programs at colleges, featuring college visits, participation in college career fairs, posters and advertising in college newspapers.

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

     At each Art Institute, student admissions is overseen by a committee, comprised principally of members of the faculty, that reviews each application and makes admissions decisions. Art Institute students are of varying ages and backgrounds. For fiscal 1998, approximately 32% of the entering students matriculated directly from high school, approximately 28% were between the ages of 19 and 21, approximately 29% were 22 to 29 years of age and approximately 11% were 30 years old or older.

     The Company recognizes that the ability to retain students until graduation is an important indicator of the success of its schools and that early academic intervention is crucial to improve student persistence and completion rates. As with other postsecondary institutions, students at the Company's schools may fail to finish their programs for a variety of personal, financial or academic reasons. To reduce the risk of student withdrawals, each Art Institute devotes staff resources to advise students regarding academic and financial matters, part-time employment and housing. Remedial courses are mandated for students with low academic skill levels and tutoring is encouraged for students experiencing academic difficulties. The average student-to-faculty ratio at the Company's schools was approximately 18.3:1 during fiscal 1998.

     At The Art Institutes, the average net quarterly persistence rate, which measures the number of students that are enrolled during an academic quarter and advance to the next academic quarter, improved from 88.4% in fiscal 1994 to 90.1% for the first three quarters of fiscal 1998. The Company believes that it has been able to improve its average net quarterly persistence rate, in part, due to its investment in academic programs, student academic testing and placement, remediation programs and faculty training initiatives, the increased availability of supplemental student financing and orientation and socialization programs designed to provide transition assistance to incoming students.

     The Company's schools bill students for their tuition and other institutional charges by the term of instruction, typically an academic quarter. Each school's refund policies must meet the requirements of the U.S. Department of Education and the requirements of such school's state and accrediting agencies (which are not uniform). Generally, if a student ceases attendance during the first 60% of his or her first term, the applicable school will refund institutional charges based on the number of weeks remaining in that term. After a student has attended 60% of that term, the school will retain 100% of the institutional charges. After a student's first term, the school refunds institutional charges based on the number of weeks attended in the quarter in which the student withdraws. Generally, after six weeks of a term, the school will retain 100% of the institutional charges for that academic quarter.

     PROGRAMS OF STUDY

     EDMC's programs are designed to provide career-oriented education to students. The Company believes that the educational needs of students are served through curricula and a teaching/learning model that support the development of problem-solving, interpersonal and team skills, as well as technical and professional skills. The Art Institutes attempt to serve students through education provided by industry-experienced faculty, a low student-to-faculty ratio and an interactive learning methodology. Classes at The Art Institutes and NCPT are scheduled throughout the year with quarterly start dates for the convenience of students. Classes at NYRS begin eight times throughout the year.

     The development of new education programs at any postsecondary institution demands a substantial commitment of human resources and capital. Most new programs at The Art Institutes are currently approved on a system-wide basis and are made available to each of The Art Institutes for implementation as determined by that school's administration and its Board of Trustees, where applicable. Faculty, employment assistance specialists, curricula advisory boards, industry experts, industry literature and employers are the most common sources for new program offerings. Approximately 560 employers and industry experts are represented on local curricula advisory boards for the Company's schools. Generally, proposed education programs are referred to a series of system-wide administrative bodies that decide whether to proceed with development of those programs. As part of such process, an independent contractor, or internal analyst where appropriate, may be retained to develop and compile data for the purpose of identifying both potential student interest in a program and the skills required of a graduate upon program completion. Such research is then used to produce a curriculum model for final review. The goals of the curriculum development process are to provide new program opportunities and to revise existing curricula to be consistent with changing industry needs.

     The Art Institutes offer the following degree programs, among others. Not all programs are offered at each Art Institute. (For internal purposes, the Company classifies its degree programs according to four "schools" or areas of study.)

THE SCHOOL OF DESIGN

Associate's Degree Programs

  Computer Animation
  Graphic Design
  Interior Design
  Industrial Design Technology
  Computer-Aided Drafting &
    Design

Bachelor's Degree Programs

  Computer Animation
  Graphic Design
  Interior Design
  Industrial Design

THE SCHOOL OF CULINARY ARTS

Associate's Degree Programs

  Culinary Arts
  Travel and Tourism
  Restaurant and Catering
    Management

Bachelor's Degree Programs

  Culinary Management
THE SCHOOL OF MEDIA ARTS AND TECHNOLOGY

Associate's Degree Programs

  Multimedia
  Photography
  Video Production
  Web Site Administration
  Audio Production
  Broadcasting
  Music Business

Bachelor's Degree Programs

  Interactive Multimedia Programming
  Multimedia Communications

THE SCHOOL OF FASHION

Associate's Degree Programs

  Fashion Design
  Fashion Marketing
  Visual Merchandising

Bachelor's Degree Programs

  Fashion Design
  Fashion Marketing and Management

     NYRS offers associate's degree programs in culinary arts and restaurant management and certificate programs in culinary arts, pastry arts, and culinary skills.

     Approximately 9% of the average quarterly student enrollments at the Company's schools in fiscal 1998 were in specialized diploma programs. Academic credits from all of the specialized diploma programs at the Art Institutes and NYRS are fully transferable into associate's and bachelor's degree programs at those schools. Diploma programs are designed for working adults who seek to supplement their education or are interested in enhancing their marketable skills.

     The Company expects to continue to add additional bachelor's degree programs at schools in states that permit proprietary postsecondary institutions to offer such programs. Certain Art Institutes that are undergoing review to obtain regional accreditation have determined not to offer such programs at this time. See "Accreditation."

     GRADUATE EMPLOYMENT

     The Company believes that employment of its graduates in occupations related to their fields of study is critical to the ability of its schools to continue to recruit students successfully. Based on information received from graduating students and employers, the Company believes that students graduating from The Art Institutes during the five calendar years ended December 31, 1997 obtained employment in fields related to their programs of study as follows:

                                                                       PERCENT OF AVAILABLE
                                                                      GRADUATES WHO OBTAINED
                                                     NUMBER OF          EMPLOYMENT RELATED
GRADUATING CLASSES                                   AVAILABLE            TO PROGRAM OF
(CALENDAR YEAR)                                   GRADUATES(1)(2)          STUDY(2)(3)
------------------                                ----------------    ----------------------
     1997.......................................       3,811                   89.0%
     1996.......................................       3,676                   86.8
     1995.......................................       3,734                   87.4
     1994.......................................       3,495                   86.4
     1993.......................................       3,580                   83.1

---------
(1) The term "Available Graduates" refers to all graduates except those pursuing further education, who are deceased, who are in active military service, who have medical conditions that prevent such graduates from working or who are international students no longer residing in the United States.

(2) If the graduates of NCPT and NYRS (since its acquisition in August 1996) were included in this table, then the numbers and percentages for 1996 and 1997 would have been 4,167 and 4,749 and 86.4% and 87.3%, respectively.

(3) For calendar years 1997, 1996, 1995 and 1994, the information presented reflects employment in fields related to graduates' programs of study within six months after graduation. Prior to calendar year 1994, the Company tracked graduate employment data based on employment rates within nine months after graduation.

     For calendar year 1997, the approximate average starting salaries of graduates of degree and diploma programs at The Art Institutes were as follows:
The School of Culinary Arts--$21,200; The School of Design--$23,200; The School of Fashion--$20,400; and The School of Media Arts and Technology--$20,300.

     Each Art Institute offers career-planning services to all graduating students through its employment assistance department. Specific career advice is provided during the last two quarters of a student's education. Interviewing techniques and resume-writing skills are developed, and students receive portfolio counseling where appropriate. The Art Institutes maintain contact with approximately 40,000 employers nationwide. Employment assistance advisors educate employers about the programs at The Art Institutes and the caliber of their graduates. Employment assistance advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. The Company believes that the ability of employment assistance advisors to generate job leads and match employers' needs with graduates' skills and the active role of graduates in their own job searches are major reasons for the percentage of Art Institute graduates employed in their fields throughout the country.

     Employers of Art Institute graduates include numerous small and medium-sized companies (such as radio and television stations), as well as better-known larger companies. The following companies are representative of the larger companies that employ Art Institute graduates: Bell Atlantic Corporation, The Boeing Company, Eddie Bauer, Inc., Ethan Allen Interiors Inc., Flight Safety International, The Home Depot, Inc., Humongous Entertainment, Inc., J. C. Penney Company, Inc., Kinko's Corporation, Marriott International, Inc., The May Department Stores Company, Microsoft Corporation, The Neiman Marcus Group, Inc., Nintendo of America, Nordstrom, Inc., The Ritz-Carlton, Sears Roebuck and Co., Sierra On-Line, Inc., Take2 Interactive Software, Inc., Tele-Communications, Inc., Time Warner Inc., Turner Broadcasting System, Inc., and The Walt Disney Company.

SCHOOLS

     The following table shows the location of each of EDMC's schools, the name under which it operates, the date of its establishment, the date EDMC opened or acquired it, and the number of students enrolled as of the beginning of the second quarter of fiscal 1998.

                                                        CALENDAR       FISCAL YEAR
                                                          YEAR            EDMC
             SCHOOL                    LOCATION        ESTABLISHED   ACQUIRED/OPENED   ENROLLMENT(1)
             ------                    --------        -----------   ---------------   -------------
The Art Institute of Atlanta....  Atlanta, GA             1949            1971             1,544
The Art Institute of Dallas.....  Dallas, TX              1964            1985             1,193
The Art Institute of Fort
  Lauderdale....................  Fort Lauderdale, FL     1968            1974             2,307
The Art Institute of Houston....  Houston, TX             1974            1979             1,425
The Art Institute of Los
  Angeles.......................  Los Angeles, CA         1997            1998               100
The Art Institute of
  Philadelphia..................  Philadelphia, PA        1971            1980             2,145
The Art Institute of Phoenix....  Phoenix, AZ             1995            1996               593
The Art Institute of
  Pittsburgh....................  Pittsburgh, PA          1921            1970             2,581
The Art Institute of Seattle....  Seattle, WA             1946            1982             2,655
The Art Institutes International
  at Portland...................  Portland, OR            1963            1998               N/A
The Art Institutes International
  at San Francisco..............  San Francisco, CA       1939            1998               N/A
The Art Institutes International
  Minnesota.....................  Minneapolis, MN         1964            1997               214
The Colorado Institute of Art...  Denver, CO              1952            1976             1,696
The Illinois Institute of Art at
  Chicago.......................  Chicago, IL             1916            1996               608
The Illinois Institute of Art at
  Schaumburg....................  Schaumburg, IL          1983            1996               364
NCPT............................  Atlanta, GA             1973            1973               361
New York Restaurant School......  New York, NY            1980            1997               977

---------------
(1) Enrollments are as of October 1997 (i.e., the start of the fall quarter at The Art Institutes), prior to the acquisition of The Art Institutes International at Portland and The Art Institutes International at San Francisco.

GOVERNANCE OF THE ART INSTITUTES

     EDMC believes that the three-tier governance structure for The Art Institutes differs from governance structures at other proprietary school systems and possesses several advantages. One of these advantages is that the structure permits each of EDMC's schools to be recognized by regulatory authorities and accrediting agencies on an individual basis, thereby enabling the school to be accredited in its geographic region.

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

     In addition, in calendar year 1994, AII organized an International Advisory Board (the "IAB"). The IAB is comprised of renowned artists, designers, chefs and entertainment professionals who provide advice and support to AII. Members of the IAB also review curricula as requested and provide other services as agreed upon by the IAB members.

TECHNOLOGY

     EDMC is committed to providing its students access to the technology necessary for developing the skills required by their education programs. To help fulfill this commitment, as of June 30, 1998, The Art Institutes had approximately 2,280 desktop and workstation computers with applicable software in classroom laboratories, largely operating on a seven-day per week basis. Each Art Institute monitors the utilization of these classroom laboratories to ensure that students have sufficient and appropriate equipment and software. Animation students use powerful desktop and workstation computer technologies to create, animate, color and render two-dimensional and three-dimensional projects. Multimedia students integrate digital audio, screen-layout and motion content into their productions. Design students make significant use of technologies for computer-aided design and layout, photo composition and digital prepress applications. Video production students use computer technologies for digital non-linear editing and special effects. Photography students utilize computers to translate traditional silver-based images into digital forms, where composition, perspective, sharpness and color can be manipulated. Interior and industrial design students learn to use computer-aided drafting and visualization technology and equipment.

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

MANAGEMENT AND EMPLOYEES

     EDMC is led by a senior management team possessing an average of more than 19 years of experience in the education industry and nine years with the Company. A substantial majority of the management team has an ownership interest in the Company through direct holdings, participation in the ESOP or both. As of June 30, 1998, EDMC had 1,804 full-time and 608 part-time staff and faculty. The staff and faculty are experienced in assessing the needs of the employment markets and designing and updating education programs to prepare students for employment opportunities. Many faculty members are or have been successful professionals in their respective fields.

ADMINISTRATIVE SUPPORT SYSTEMS

     During the last five years, EDMC has centralized many of its administrative functions to permit the staff at its schools to devote more of their efforts to attracting new students and promoting student success. Centralized administrative functions include aspects of: accounting, marketing, finance, real estate, student financial aid, curricula research and development, purchasing, human resource management, legal, regulatory and legislative affairs, information systems and technology support services. The Company believes that this centralization has contributed to operating efficiencies and has positioned the Company to control general and administrative costs more effectively during its planned expansion.

     The Company has invested substantial resources in its integrated, customized information network designed to assist Company personnel in maximizing internal efficiency. The Company believes that this system has improved its ability to recruit new students, administer student financial aid, prepare and track student academic schedules, monitor part-time and full-time employment opportunities for its students and graduates, perform general and student accounting and manage human resources. The Company believes that its investment in technology also facilitates the integration of newly acquired and newly established schools into the Company's operations.

NCPT

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

NATIONAL CENTER FOR PROFESSIONAL DEVELOPMENT

     NCPD maintains consulting relationships with six colleges and universities. NCPD offers a wide range of services to its college and university clients, including assistance with curricula development, the formulation and execution of marketing strategies for the program offerings, training for admissions staff, program directors and faculty, preparation of annual program budgets, establishment of instructor evaluation guidelines and development of strategies for employment assistance and consultation on other academic issues as requested by a client institution. Certificate programs, developed by NCPD and offered by its client institutions, are paralegal studies, legal nurse consultant and financial planning. In the fall of fiscal 1998, NCPD client institutions had approximately 1,000 students enrolled in these programs.

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

     Pursuant to provisions of the HEA, the U. S. Department of Education relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in Title IV Programs. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. Accrediting agencies that meet U.S. Department of Education standards are recognized as reliable evaluators of educational quality. All of EDMC's schools are accredited by one or more accrediting agencies recognized by the U.S. Department of Education. Five of the Company's schools are either accredited, or are candidates for accreditation, by one of the six regional accrediting agencies that accredit virtually all of the public and private non-profit colleges and universities in the United States.

     The accrediting agencies for each of the Company's schools are set forth in the following table (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first):

SCHOOL                                                       ACCREDITING AGENCY
------                                                       ------------------
The Art Institute of Atlanta................    Commission on Colleges of the Southern
                                                Association of Colleges and Schools ("SACS")
The Art Institute of Dallas.................    Accrediting Commission of Career Schools and
                                                Colleges of Technology ("ACCSCT")
                                                SACS
The Art Institute of Fort Lauderdale........    ACCSCT
The Art Institute of Houston................    ACCSCT
                                                SACS (Candidate)
The Art Institute of Los Angeles............    ACCSCT, as an additional location of The Art
                                                Institute of Pittsburgh
The Art Institute of Philadelphia...........    ACCSCT
The Art Institute of Phoenix................    ACCSCT, as an additional location of The
                                                Colorado Institute of Art
The Art Institute of Pittsburgh.............    ACCSCT
The Art Institute of Seattle................    ACCSCT
                                                Commission on Colleges of the Northwest
                                                Association of Schools and Colleges
                                                ("NWASC") (Candidate)
The Art Institutes International at             NWASC
  Portland..................................
The Art Institutes International at San         ACCSCT
  Francisco.................................
The Art Institutes International                Accrediting Council for Independent Colleges
  Minnesota.................................    and Schools ("ACICS")
The Colorado Institute of Art...............    ACCSCT
The Illinois Institute of Art at Chicago....    ACCSCT
The Illinois Institute of Art at                ACCSCT, as an additional location of The
  Schaumburg................................    Illinois Institute of Art at Chicago
NCPT........................................    ACICS
New York Restaurant School..................    ACCSCT
                                                New York State Board of Regents

     The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the U.S. Department of Education as a condition of its continued recognition. Each of the accrediting agencies listed above has been reviewed within the past three years and has had its recognition extended.

     Accrediting agencies monitor each institution's performance in specific areas. In the event that the information provided by a school to an accrediting agency indicates that such school's performance in one or more areas falls below certain parameters, the accrediting agency may require that school to supply it with supplemental reports on the accrediting agency's specific areas of concern until that school meets the accrediting agency's performance guideline or standard. A school that is subject to this heightened monitoring must seek the prior approval of its accrediting agency in order to open or commence teaching at new locations. The accrediting agencies do not consider requesting that a school provide supplemental reports to be a negative action.

     As of September 1998, ACCSCT had notified eight of the Company's schools that, due to concerns regarding student completion rates for certain programs at each of those schools, such schools were required to provide certain supplemental reports to ACCSCT. ACCSCT's standards define a program's completion rate as the percentage of the students who started that program during a twelve-month period and who have either graduated from that program within a period of time equal to 150% of that program's length or withdrawn from that program during the same period in order to accept full-time employment in the occupation or job category for which the program was offered. Because that calculation can only be performed after a student's scheduled completion date, it does not provide a timely basis for a school to take action to affect student outcomes. For that reason, for internal purposes, the Company uses the net annual persistence rate as a method to track the retention rate of students.

     At the time that the Company purchased the assets of Bassist College in Portland, Oregon, the school was on probation status with NWASC due to concerns that NWASC had with the financial stability of the school's previous owner. NWASC approved the change of ownership of that school to the Company while continuing its probation status. NWASC has stated that it will monitor the transition to the Company's new ownership and the expected growth of the school (now named The Art Institutes International at Portland), and will review the school's status at its spring 1999 meeting.

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

     Under the HEA and its implementing regulations, each of the Company's schools that participates in Title IV Programs must comply with certain standards on an institutional basis. For purposes of these standards, the regulations define an institution as a main campus and its additional locations (formerly called branch campuses), if any. Under this definition, each of the Company's schools is a separate institution, except for The Art Institute of Phoenix, which is an additional location of The Colorado Institute of Art, The Illinois Institute of Art at Schaumburg, which is an additional location of The Illinois Institute of Art at Chicago, and The Art Institute of Los Angeles, which is an additional location of The Art Institute of Pittsburgh.

     All Art Institutes and NYRS participate in Title IV Programs. NCPT has not applied to participate in Title IV Programs.

     NATURE OF FEDERAL SUPPORT FOR POSTSECONDARY EDUCATION

     While the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Title IV Programs have provided aid to students for more than 30 years and, since the mid-1960s, the scope and size of such programs have steadily increased. Since 1972, Congress has expanded the scope of the HEA to provide for the needs of the changing national student population by, among other things, providing that students at proprietary schools are eligible for assistance under Title IV Programs, establishing a program for loans to parents of eligible students, opening Title IV Programs to part-time students, increasing maximum loan limits and eliminating the requirement that students demonstrate financial need to obtain federally guaranteed student loans. Most recently, the Federal Direct Student Loan ("FDSL") program was enacted, enabling students to obtain loans from the federal government rather than from commercial lenders. The total grants and loans available to students under Title IV Programs increased from approximately $43 billion for the federal fiscal year ended September 30, 1997 to an estimated $48 billion for the federal fiscal year ending September 30, 1998. The volume of federally guaranteed student loans (and, more recently, loans issued under the FDSL program) has increased from $17.9 billion in the federal fiscal year ended September 30, 1993 to $32.4 billion in the federal fiscal year ended September 30, 1997.

     Students at EDMC's schools receive grants, loans and work-study funding to fund their education under several Title IV Programs, of which the two largest are the Federal Pell Grant ("Pell") program and the Federal Family Education Loan ("FFEL") program. The Company's schools also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, the Federal Perkins Loan ("Perkins") program, and the Federal Work-Study ("FWS") program. All of the Company's schools which participate in Title IV Programs are approved to participate in the FDSL program.

     Pell. Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 1998, Pell grants ranged from $400 to $2,700 per year; beginning on July 1, 1998, the limit was increased to $3,000 per year. Amounts received by students enrolled in the Company's schools in fiscal 1998 under the Pell program equaled approximately 6% of the Company's net revenues.

     FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. At most of the Company's schools, FSEOG awards generally do not exceed $1,200 per eligible student per year. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. In fiscal 1998, the Company's required 25% institutional match was approximately $750,000. Amounts received by students in the Company's schools under the FSEOG program in fiscal 1998 equaled approximately 1% of the Company's net revenues.

     FFEL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with significant financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company's schools under the Stafford loan program in fiscal 1998 equaled approximately 38% of the Company's net revenues. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by parents of students in the Company's schools under the PLUS loan program in fiscal 1998 equaled approximately 15% of the Company's net revenues.

     Perkins. Eligible undergraduate students may borrow up to $3,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education, and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and reloans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 1998, the Company collected approximately $1.9 million from its former students. In fiscal 1998, the Company's required matching contribution was approximately $200,000. The Perkins loans disbursed to students in the Company's schools in fiscal 1998 were less than 2% of the Company's net revenues.

     Federal Work-Study. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. In fiscal 1998, FWS funds accounted for less than 0.5% of the Company's net revenues.

     FDSL. Under the FDSL program, students may obtain loans directly from the U.S. Department of Education rather than commercial lenders. The conditions on FDSL loans are generally the same as on loans made under the FFEL program. All of the Company's schools currently eligible to participate in Title IV Programs are also approved by the U.S. Department of Education to participate in the FDSL program, but all have deferred participation since their respective students' loan needs continue to be satisfied under the FFEL program.

     OTHER FINANCIAL ASSISTANCE SOURCES

     Students at several of the Company's schools participate in state grant programs. In fiscal 1998, approximately 2% of the Company's net revenues was derived from state grant programs. In addition, certain students at some of the Company's schools receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 1998, financial assistance from such federal and state programs equaled less than 3% of the Company's net revenues. The Art Institutes also provide institutional scholarships to qualified students. In fiscal 1998, institutional scholarships had a value equal to approximately 3% of the Company's net revenues. In September 1995, the Company negotiated access to a supplemental loan program with a commercial bank that allows students to repay loans over ten years after graduation and allows students with lower than average credit ratings to obtain loans. The primary objective of such loan program is to lower the monthly payments required of students. Such loans are without recourse to the Company or its schools.

     AVAILABILITY OF LENDERS

     During fiscal 1998, six lending institutions provided over 81% of all federally guaranteed loans to students attending the Company's schools. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make certain loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

     One student loan guaranty agency (USA Group Guarantee Services, formerly United Student Aid Funds) currently guarantees approximately 85% of all federally guaranteed student loans made to students enrolled at the Company's schools. The Company believes that other guaranty agencies would be willing to guarantee loans to the Company's students if that agency ceased guaranteeing those loans or reduced the volume of those loans it guaranteed.

     FEDERAL OVERSIGHT OF TITLE IV PROGRAMS

     The substantial amount of federal funds disbursed through Title IV Programs, coupled with the large numbers of students and institutions participating in them, have led to instances of fraud, waste and abuse. As a result, the United States Congress (the "U.S. Congress") has required the U.S. Department of Education to increase its level of regulatory oversight of schools to ensure that public funds are properly used. Each institution must annually submit to the U.S. Department of Education an audit by an independent accounting firm of that school's compliance with Title IV Program requirements, as well as audited financial statements. The U.S. Department of Education also conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to student loan programs. In addition, the Office of the Inspector General of the U.S. Department of Education conducts audits and investigations in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with certain Title IV Program requirements. As a result, each participating institution is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in Title IV Programs.

     Largely as a result of this increased oversight, more than 900 institutions have either ceased to be eligible for, or have voluntarily relinquished their, participation in some or all Title IV Programs since October 1, 1992. This has reduced competition among institutions with respect to certain markets and education programs. Due to the specialized nature of their education programs, the reduction in the number of participating institutions has had no substantial effect on The Art Institutes.

     Cohort Default Rates. A significant component of the Congressional initiative aimed at reducing fraud, waste and abuse was the imposition of limitations on participation in Title IV Programs by institutions whose former students defaulted at an "excessive" rate on the repayment of federally guaranteed student loans and, more recently, of FDSL loans. Since the U.S. Department of Education began to impose sanctions on institutions with cohort default rates above certain levels, more than 700 institutions have lost their eligibility to participate in some or all Title IV Programs for this reason. However, many institutions that participate in Title IV Programs, including The Art Institutes, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner.

     A school's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose FFEL cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in that program or the FDSL program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose FFEL cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. Since the calculation of FFEL cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders and non-federal guarantors), as well as the U.S. Department of Education, the HEA provides a formal process for the review and appeal of the accuracy of FFEL cohort default rates before the U.S. Department of Education takes any action against an institution based on its FFEL cohort default rates. As part of that process, the U.S. Department of Education provides each institution with its FFEL cohort default rate on a preliminary basis for review. Preliminary cohort default rates are subject to revision by the U.S. Department of Education based on information that schools and guaranty agencies identify and submit to the U.S. Department of Education for review in order to correct any errors in the data previously provided to the U.S. Department of Education.

     None of the Company's schools has had an FFEL cohort default rate of 25% or greater for the last three consecutive federal fiscal years. For federal fiscal year 1995, the most recent year for which such rates have been published, the average FFEL cohort default rate for borrowers at all proprietary institutions was 19.9%. For that year, the combined preliminary FFEL cohort default rate for all borrowers at the Company's schools was 17.7%. When the FFEL cohort default rates were originally published in November 1997, the combined FFEL cohort default rate for all borrowers at the Company's schools was 17.5%. EDMC filed appeals concerning the published rates at some of its schools with the U.S. Department of Education, resulting in a final combined FFEL cohort default rate of 16.9% for all borrowers at the Company's schools and a range of rates for the individual schools of 7.4% to 21.0% for federal fiscal year 1995. For federal fiscal year 1996, the combined preliminary FFEL cohort default rate for all borrowers at the Company's schools was 17.5% and its individual schools' preliminary rates ranged from 7.2% to 21.5%, although only two such schools had preliminary rates that exceeded 20%. EDMC has submitted information to the U.S. Department of Education with respect to the preliminary FFEL cohort default rates for federal fiscal year 1996 for most of its schools and believes that the published FFEL cohort default rates for such year for one or more of its schools will be less than such schools' preliminary rates. Any such adjustment would be made by the U.S. Department of Education at the time that official rates for federal fiscal year 1996 are published, which is expected to occur in 1998.

     If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Provisional certification does not limit an institution's access to Title IV Program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV Program requirements. To EDMC's knowledge, the U.S. Department of Education reviews an institution's compliance with the cohort default rate thresholds described in this paragraph only when that school is otherwise subject to a U.S. Department of Education certification review. As a result of such a certification review in 1997, The Art Institute of Houston was placed on provisional certification status because of its FFEL cohort default rates for federal fiscal years 1993 and 1994. Five of the Company's schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 1997, the most recent year for which such rates have been calculated. For each of those school, funds from the Perkins program equaled less than 2% of the school's net revenues in fiscal 1998. To date, none of those schools has been placed on provisional certification status for this reason. If an institution is placed on such status for this reason and that institution reduced its Perkins cohort default rate below 15% in a subsequent year, that institution could ask the U.S. Department of Education to remove the provisional status.

     Each of the Company's schools has adopted a student loan default management plan. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing if a student ceases attending that school. Those activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies.

     Increased Regulatory Scrutiny. The 1992 reauthorization of the HEA expanded the role of accrediting agencies in the oversight of institutions participating in Title IV Programs. As a result, the accrediting agencies of which the Company's schools are members have increased the depth and intensity of reviews and have expanded examinations in such areas as financial responsibility and timeliness of student refunds. The HEA also requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. Each accrediting agency that accredits any of the Company's schools has been reviewed by the U.S. Department of Education within the past three years and reapproved for continued recognition by the U.S. Department of Education.

     The 1992 reauthorization of the HEA also tightened the standards to be applied by the U.S. Department of Education in evaluating the financial responsibility and administrative capability of institutions participating in Title IV Programs, and mandated that the U.S. Department of Education periodically review the eligibility and certification to participate in Title IV Programs of every such eligible institution. By law, all institutions were required to undergo such a recertification review by the U.S. Department of Education by 1997 and are required to undergo such review every four years thereafter. Under these standards, each of the Company's schools that participates in Title IV Programs would be evaluated by the U.S. Department of Education more frequently than in the past. All of the Company's schools that participate in Title IV Programs have been reviewed and recertified due to their acquisition by EDMC or recertified by the U.S. Department of Education during 1996, 1997 or 1998. A denial of recertification would preclude a school from continuing to participate in Title IV Programs.

     As is true for any institution that is recertified following a change of ownership, The Illinois Institute of Art at Chicago and its additional location, The Illinois Institute of Art at Schaumburg, were provisionally certified to participate in Title IV Programs following their acquisition by EDMC in November 1995. The period of their provisional certification is scheduled to expire on December 31, 1998 and, in accordance with the requirements of the U.S. Department of Education, they filed an application in September 1998 for recertification by the U.S. Department of Education. Similarly, NYRS and The Art Institutes International Minnesota are scheduled to file applications by June 30, 1999 to be recertified by the U.S. Department of Education. None of the Company's other schools are scheduled to apply for recertification during fiscal 1999.

     Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements as part of the U.S. Department of Education's quadrennial recertification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. Under regulations that took effect on July 1, 1998, the U.S. Department of Education has adopted new standards (replacing the former "acid test" ratio test, tangible net worth test and two-year operating loss test) to determine an institution's financial responsibility so that it will be permitted to participate in Title IV Programs without additional constraints or costs. The regulations establish three new tests: (i) the equity ratio, measuring an institution's capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, measuring an institution's ability to support current operations from expendable resources; and (iii) the net income ratio, measuring an institution's profitability. Each ratio is to be calculated separately, based on an institution's most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score.

     Under those standards, such composite score must be at least 1.5 for an institution to be deemed financially responsible without any conditions or the imposition of additional oversight. If an institution's composite score is below 1.5, the institution may nonetheless continue to participate in Title IV Programs by agreeing to one or a combination of several alternatives that include: (i) receiving Title IV Program funding under the cash monitoring or reimbursement system of payment, which would entail additional oversight and potential delay in receipt of such funds; (ii) filing additional reports with and submitting to additional monitoring by the U.S. Department of Education; and
(iii) accepting provisional certification and posting a letter of credit in an amount equal to at least 10% of the Title IV Program funding it received in its most recent fiscal year. Regardless of its composite score, an institution may establish its financial responsibility and continue to participate in Title IV Programs without additional constraints if it posts a letter of credit in an amount equal to at least 50% of the Title IV Program funding it received in its most recent fiscal year. For the first year that those new financial responsibility regulations are in effect, which is fiscal 1998 for the Company's schools, an institution that has a composite score of less than 1.5 may elect to have its financial responsibility measured under the U.S. Department of Education's former standards.

     Historically, the U.S. Department of Education has evaluated the financial condition of the Company's schools on an institution-by-institution basis, although recently the U.S. Department of Education has requested, and the Company has provided, financial information concerning The Art Institutes on a consolidated basis at the level of their parent company, AII, as well as EDMC. When they were acquired, The Illinois Institute of Art at Chicago (combined with its additional location, The Illinois Institute of Art at Schaumburg), NYRS, The Art Institutes International Minnesota, The Art Institutes International at Portland and The Art Institutes International at San Francisco satisfied the financial responsibility standards by filing and relying on the consolidated financial statements of AII. For the year ended June 30, 1998, the Company believes that, on an individual institution basis, each of its schools then participating in Title IV Programs satisfied the former financial responsibility standards and had a composite score of at least 1.5 under the new financial responsibility standards (pursuant to regulation, The Illinois Institute of Art at Schaumburg, The Art Institute of Phoenix and The Art Institute of Los Angeles would be combined with their main campuses, The Illinois Institute of Art at Chicago, The Colorado Institute of Art, and The Art Institute of Pittsburgh, respectively, for that purpose).

     Restrictions on Operating Additional Schools. The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable requirements. In addition, a school which undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV Programs under its new ownership. Pending recertification, the U.S. Department of Education suspends Title IV Program funding to that school's students. If that school is recertified, it will be on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds. The Company's expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

     The Illinois Institute of Art at Chicago, The Illinois Institute of Art at Schaumburg, NYRS, The Art Institutes International Minnesota, The Art Institutes International at San Francisco and The Art Institutes International at Portland are provisionally certified by the U.S. Department of Education due to their recent acquisition by the Company. None of the Company's other schools that are participating in Title IV Programs are on provisional certification status, except The Art Institute of Houston which in the course of the normal recertification process was provisionally recertified in 1997 because of its FFEL cohort default rates.

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

     The "85/15 Rule." Under a provision of the HEA commonly referred to as the "85/15 Rule," a proprietary institution, such as each of EDMC's schools, would cease being eligible to participate in Title IV Programs if, on a cash accounting basis, more than 85% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 85/15 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. For fiscal 1998, the range for the Company's schools was from approximately 30% to approximately 70%. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its schools would derive more than 85% of its revenues from Title IV Programs in any fiscal year. If a school appears likely to approach the 85% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance.

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

     Legislative Action. The HEA was most recently reauthorized by the U.S. Congress in 1992, at which time funding for Title IV Programs was authorized through September 30, 1997, with an automatic one-year extension if the HEA was not reauthorized by that date. The U.S. Congress has commenced the reauthorization process, which is expected to be completed during 1998. If the U.S. Congress has not completed the reauthorization process by September 30, 1998, it is likely that the U.S. Congress, following normal practices, would extend the HEA for some period of time. At this time it is not possible to predict whether current funding levels will be maintained for any or all Title IV Programs or how current requirements for institutional participation and student eligibility may be changed.

     In addition, in August 1997, the Taxpayer Relief Act of 1997 became law. The law contains a number of provisions relating to students attending postsecondary education institutions, including various tax credits, tax deductions and provisions liberalizing the use of individual retirement accounts to meet educational expenses. The provisions of this new law have been phased in beginning in calendar 1998 and are intended by the U.S. Congress to assist students and their families in paying for their postsecondary education programs.

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

RISK FACTORS

     The Company wishes to caution readers that, in addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following factors, among others, could affect the Company's business, results of operations, financial condition and prospects in fiscal 1999 and later years:
(i) the perceptions of the U.S. Congress, the U.S. Department of Education and the public concerning proprietary postsecondary education institutions to the extent those perceptions could result in changes in the HEA in connection with its reauthorization; (ii) EDMC's ability to comply with federal and state regulations and accreditation standards, including any changes therein or changes in the interpretation thereof; (iii) the Company's capability to foresee changes in the skills required of its graduates and to design new courses and programs to develop those skills; (iv) the ability of the Company to gauge successfully the markets which are underserved in the skills that the Company's schools teach; (v) the Company's ability to gauge appropriate acquisition and start-up opportunities and to manage and integrate them successfully; and (vi) competitive pressures from other educational institutions.

ITEM 2--PROPERTIES

     EDMC's schools are located in major metropolitan areas in twelve states. Typically, the schools occupy an entire building or several floors or portions of floors in a building. The Company and its subsidiaries currently lease almost all of their facilities. Such leases have remaining terms ranging from less than one year to 16 years and typically include options for renewal. Most school leases are guaranteed by EDMC. In fiscal 1998, the Company and its subsidiaries paid approximately $14.9 million in rent for educational and administrative facilities. In Denver, one building with 44,495 square feet is owned by the Company. In addition, the Company has entered into contracts to purchase two properties and expects to close both transactions in late September or early October 1998. One property is The Art Institute of Seattle's main facility, which has 71,627 square feet and has been leased by the school since 1990. The other property is a 99,400 square foot building in Denver that will enable The Colorado Institute of Art to consolidate operations that now occupy three facilities (two leased, one owned) into one building.

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

     The majority of schools lease facilities for student parking and housing. These arrangements generally are intended to assist only a limited number of a school's students, are designed to be flexible, are for terms of one to five years and usually do not involve an EDMC guarantee. Annual rent for school-sponsored housing arrangements ranges from approximately $41,000 to $2.1 million per school, depending on the number of housing units and local market conditions. EDMC has executed a contract to purchase a dormitory facility in Fort Lauderdale and believes that it will consummate the transaction in late September or early October 1998. The facility has been leased by The Art Institute of Ft. Lauderdale for the past six years and contains 144 two-student units.

     The following table sets forth certain information as of June 30, 1998 with respect to the principal properties leased by the Company and its subsidiaries:

    LOCATION (CITY/STATE)      SQUARE FEET
    ---------------------      -----------
Phoenix, AZ..................     55,500
Los Angeles, CA..............     37,899
San Francisco, CA............     37,102
Denver, CO...................     59,755
Ft. Lauderdale, FL(1)........    118,500
Atlanta, GA..................     88,929
Atlanta, GA(2)...............     13,796
Chicago, IL..................     51,528
Chicago, IL..................      3,025
Schaumburg, IL...............     26,722

    LOCATION (CITY/STATE)      SQUARE FEET
    ---------------------      -----------
Minneapolis, MN..............     40,835
New York, NY.................     30,500
Portland, OR.................     27,000
Philadelphia, PA(3)..........    113,900
Pittsburgh, PA...............     26,115
Pittsburgh, PA(2)............    126,500
Dallas, TX...................     75,250
Houston, TX..................     79,345
Seattle, WA..................    114,750

---------

(1) One of the properties occupied by The Art Institute of Fort Lauderdale is owned by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director.

(2) These leases expire in the year 2000 with no renewal options.

(3) One of the properties occupied by The Art Institute of Philadelphia is owned indirectly by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director and another current director of EDMC.

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

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The Common Stock is traded on the Nasdaq National Market System under the symbol "EDMC." As of September 18, 1998, there were 14,592,530 shares of Common Stock outstanding held by approximately 532 holders of record. The prices set forth below reflect the high and low sales prices for the Common Stock for the periods indicated, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

                                        1997                1998
                                  ----------------    ----------------
       THREE MONTHS ENDED          HIGH      LOW       HIGH      LOW
       ------------------          ----      ---       ----      ---
September 30....................     N/A       N/A    $29.00    $24.25
December 31.....................  $21.00    $15.50     32.00     24.50
March 31........................   23.25     18.00     35.25     27.25
June 30.........................   26.75     21.50     38.13     31.66

     EDMC has not declared or paid any cash dividends on its capital stock during the last ten years other than on the shares of its Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"), none of which is currently outstanding. EDMC currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends by EDMC was subject to certain restrictions under the terms of the Amended and Restated Credit Agreement, dated March 16, 1995, as previously amended (the "Revolving Credit Agreement"). This agreement was further amended, effective June 30, 1998, eliminating the restriction relating to payment of dividends.

     During fiscal 1997, the Company sold 1,500 shares of Common Stock to N.G. Temnick on August 9, 1996 for $3.50 per share ($5,250 in the aggregate) pursuant to the exercise of stock options in a transaction which was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

ITEM 6--SELECTED FINANCIAL DATA

     The following summary consolidated financial and other data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed in response to Item 8 and the information included in response to
Item 7 below. Certain of the summary consolidated financial data presented below are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1997 and 1998 and for each of the three years in the period ended June 30, 1998 also is filed in response to Item 8 below. The summary consolidated income statement data for the years ended June 30, 1994 and 1995 and the summary consolidated balance sheet data as of June 30, 1994, 1995 and 1996 are derived from audited financial statements not included herein.

                                                             YEAR ENDED JUNE 30,
                                            ------------------------------------------------------
                                            1994(7)    1995(8)(9)   1996(9)    1997(9)      1998
                                            -------    ----------   -------    -------      ----
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues..............................  $122,549    $131,227    $147,863   $182,849   $221,732
Amortization of intangibles(1)............     6,599       1,937       1,060      2,076      1,611
ESOP expense(2)...........................     4,759       7,086       1,366         --         --
Income (loss) before extraordinary
  item(3).................................    (1,702)      1,513       6,846      9,985     14,322
Net income (loss).........................    (1,702)      1,513       5,920      9,985     14,322
Dividends on Series A Preferred
  Stock(4)................................     2,249       2,249       2,249         83         --
Other Series A Preferred Stock
  transactions(4).........................        --          --          --        403         --
PER SHARE DATA:
Basic:
Income (loss) before extraordinary item...      (.57)       (.11)        .66        .80        .99
Net income (loss).........................      (.57)       (.11)        .53        .80        .99
Weighted average number of shares
  outstanding, in thousands(5)............     6,926       6,890       6,913     11,939     14,454
Diluted:
Income (loss) before extraordinary item...      (.57)       (.11)        .39        .72        .96
Net income (loss).........................      (.57)       (.11)        .31        .72        .96
Weighted average number of shares
  outstanding, in thousands(5)............     6,926       6,890      11,874     13,671     14,926
OTHER DATA:
Capital expenditures......................     6,289      11,640      14,981     18,487     17,951
Enrollments at beginning of fall quarter
  during period(6)........................    12,592      12,749      13,407     15,838     18,763

                                                                AS OF JUNE 30,
                                            ------------------------------------------------------
                                              1994        1995        1996       1997       1998
                                              ----        ----        ----       ----       ----
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Total cash and cash equivalents...........  $ 20,487    $ 39,623    $ 27,399   $ 33,227   $ 47,310
Current assets............................    30,705      49,662      39,858     48,886     65,623
Total assets..............................    78,527     102,303     101,412    126,292    148,783
Current liabilities.......................    30,129      34,718      27,264     36,178     38,097
Long-term debt (including current
  portion)................................    63,112      69,810      65,919     34,031     38,382
Shareholders' investment (deficit)........    (7,724)      1,855       9,656     57,756     73,325

---------

(1) Includes the amortization of goodwill and intangibles resulting from the application of purchase accounting to the establishment and financing of the ESOP and the related leveraged transaction in 1989. See Note 2 of Notes to Consolidated Financial Statements. The majority of the intangible assets related to student enrollments and applications, accreditation and contracts with colleges and universities and were written off over two to five year periods. The excess of the investment in EDMC and other acquisitions over the fair market value of the net assets acquired has been assigned to goodwill and is being amortized over 40 years.

(2) ESOP expense equals the sum of the payments on the senior term loan obtained for the ESOP's acquisition of securities from EDMC (the "ESOP Term Loan"), plus repurchases of shares from participants in the ESOP, less the dividends paid on the shares of Series A Preferred Stock previously held by the ESOP. In fiscal 1995, the Company made a voluntary prepayment of $2.1 million on the ESOP Term Loan. In fiscal 1996, the ESOP Term Loan was repaid in full. Therefore, there will be no future ESOP expense resulting from the repayment of such loan or, so long as the Common Stock is publicly traded, from repurchases of shares.

(3) In fiscal 1996, the $25.0 million aggregate principal amount of the Company's 13.25% Senior Subordinated Notes due 1999 (the "Subordinated Notes") was prepaid in full. The resulting $1.5 million prepayment penalty is classified as an extraordinary item, net of the related income tax benefit.

(4) Dividends on the outstanding shares of Series A Preferred Stock, dividends accrued but not paid on outstanding shares of Series A Preferred Stock and a redemption premium paid upon redemption of 75,000 shares of Series A Preferred Stock have been deducted from net income (loss) in calculating net income (loss) per share of Common Stock.

(5) The weighted average shares outstanding used to calculate basic income
    (loss) per share does not include potentially dilutive securities (such as stock options, warrants and convertible preferred stock). Diluted income
    (loss) per share includes, where dilutive, the equivalent shares of Common Stock calculated under the treasury stock method for the assumed exercise of options and warrants and conversion of shares of Series A Preferred Stock.

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

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the information filed in response to Item 6 and Item 8. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30.

BACKGROUND

     EDMC is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. Through its operating units, The Art Institutes, NYRS, NCPT and NCPD, the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts and technology, culinary arts, fashion and professional development. The Company has provided career-oriented education programs since 1962, and its schools have graduated over 100,000 students. The Company's main operating unit, The Art Institutes, consists of 15 schools in 14 major metropolitan areas throughout the United States and accounted for approximately 93% of the Company's net revenues in 1998.

     Net revenues, income before interest and taxes and net income increased in each of the last two years. Net revenues are presented after deducting refunds, scholarships and other adjustments. Net revenues increased 50.0% to $221.7 million in 1998 from $147.9 million in 1996. Income before interest and taxes increased 73.2% to $24.7 million in 1998 from $14.3 million in 1996. Net income increased by 141.9% to $14.3 million in 1998 from $5.9 million in 1996. Average quarterly student enrollments at the Company's schools were 17,002 in 1998 compared to 12,079 in 1996. The increase in average enrollments relates to, among other factors, new education programs and additional school locations, along with expanded bachelor's degree and evening degree program offerings.

     The Company's revenues consist of tuition and fees, student housing fees and student supply store and restaurant sales. In 1998, the Company derived 87.7% of its net revenues from net tuition and fees paid by, or on behalf of, its students. Tuition revenue generally varies based on the average tuition charge per credit hour and the average student population. Student supply store and housing revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a fiscal period and by the number of new students entering school during such period. New students enter The Art Institutes and NCPT at the beginning of each academic quarter, which typically commence in January, April, July and October. Programs at NYRS start eight times throughout the year. The Company believes that the size of its student population is influenced by the number of graduating high school students, the attractiveness of its program offerings, the effectiveness of its marketing efforts, the strength of employment markets, the persistence of its students, the length of its education programs and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing the Company's average student population.

     Tuition increases have been implemented in varying amounts in each of the past several years. Historically, the Company has been able to pass along cost increases through increases in tuition. The Company believes that it can continue to increase tuition as educational costs at other postsecondary institutions, both public and private, continue to rise. The Company's schools implemented tuition rate increases averaging approximately 5% for the fall quarter of 1998. Tuition rates have generally been consistent across the Company's schools and programs. However, as the Company enters more markets in different geographic regions, tuition rates across Company schools might not remain consistent.

     The majority of students at The Art Institutes and NYRS rely on funds received under various government sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the year ended June 30, 1998, approximately 62% of the Company's net revenues was indirectly derived from Title IV Programs.

     Educational services expense consists primarily of costs related to the development, delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. During 1998, The Art Institutes' faculty comprised approximately 45% full-time and approximately 55% part-time employees. In 1997, these same percentages were 44% and 56%, respectively.

     General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal and corporate development and other departments that do not provide direct services to the Company's students. The Company has centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and control of costs. All marketing and student admissions costs are expensed in the fiscal year incurred.

     Amortization of intangibles relates to the values assigned to student enrollment agreements and applications, accreditation, contracts with colleges and universities and goodwill. These intangible assets arose principally from the application of purchase accounting to the establishment and financing of the ESOP and the related leveraged transaction in October 1989 and the acquisitions of the schools discussed below. See Note 2 of Notes to Consolidated Financial Statements.

     ESOP expense equals the sum of the payments on the ESOP Term Loan, plus repurchases of shares from participants in the ESOP, less the dividends paid on the Series A Preferred Stock that was held by the ESOP. As of June 30, 1996, the entire ESOP Term Loan was repaid and, in November 1996, the IPO was consummated. As a result, there was no ESOP expense in 1997 or 1998. Coincident with the IPO, the ESOP converted its shares of Series A Preferred Stock into shares of Common Stock and, therefore, dividends are no longer payable on the Series A Preferred Stock.

     In November 1995, the Company purchased the assets of the two schools of Ray College of Design for $1.1 million in cash and the assumption of specified liabilities. The Company acquired accounts receivable, property and equipment and certain other assets. The schools, which regained eligibility as of March 1996 to participate in Title IV Programs, were renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg.

     In 1996, the Company established The Art Institute of Phoenix, at which classes commenced in January 1996. The school became eligible to participate in Title IV Programs in August 1996. During 1996, the Company deferred approximately $0.4 million of certain pre-opening non-marketing and admissions costs associated with The Art Institute of Phoenix start-up. All of the costs deferred in 1996 were expensed in 1997.

     In August 1996, the Company purchased certain assets of NYRS for approximately $9.5 million. The Company acquired current assets net of specified current liabilities, property and equipment, student enrollment agreements, curriculum, trade names and certain other assets. The school regained its eligibility as of November 1996 to participate in Title IV Programs.

     In January 1997, the Company acquired the assets of Lowthian College in Minneapolis, Minnesota for $0.4 million, which included the assumption of certain liabilities. The school, which regained eligibility as of April 1997 to participate in Title IV Programs, has been renamed The Art Institutes International Minnesota.

     In March 1997, the Company established The Art Institute of Los Angeles, at which classes began in October 1997. The school became eligible to participate in Title IV Programs in February 1998. In connection with this start-up, marketing and student recruiting activities commenced in April 1997. The $0.4 million of pre-opening costs were expensed as incurred in 1997.

     In December 1997, the Company purchased certain assets of the Louise Salinger School in San Francisco, California for $0.6 million in cash. The Company also entered into a consulting agreement with its former president in exchange for an option to purchase 10,000 shares of Common Stock. The school was renamed The Art Institutes International at San Francisco and regained its eligibility to participate in Title IV Programs in April 1998.

     In February 1998, the Company acquired certain assets of Bassist College in Portland, Oregon, from Bassist Corporation, for approximately $0.9 million in cash. The purchase agreement provides for additional consideration based upon a specified percentage of gross revenues over the next five years. The school regained its eligibility to participate in Title IV Programs in April 1998 and was renamed The Art Institutes International at Portland.

     Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of the Company's newer schools in California, Minnesota and Oregon were approximately $4.1 million in 1998.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationships of certain income statement items to net revenues.

                                                      YEAR ENDED JUNE 30,
                                                  ---------------------------
                                                  1996       1997       1998
                                                  ----       ----       ----
Net revenues....................................  100.0%     100.0%     100.0%
Costs and expenses:
  Educational services..........................   66.8       66.1       66.4
  General and administrative....................   21.9       22.4       21.7
  Amortization of intangibles...................    0.7        1.1        0.7
  ESOP expense..................................    0.9         --         --
                                                  -----      -----      -----
                                                   90.4       89.7       88.9
                                                  -----      -----      -----
Income before interest and taxes................    9.6       10.3       11.1
Interest expense, net...........................    2.3        0.9         --
                                                  -----      -----      -----
Income before income taxes......................    7.4        9.4       11.1
Provision for income taxes......................    2.7        4.0        4.7
                                                  -----      -----      -----
Income before extraordinary item................    4.6        5.5        6.5
Extraordinary item..............................    0.6         --         --
                                                  -----      -----      -----
Net income......................................    4.0%       5.5%       6.5%
                                                  =====      =====      =====

YEAR ENDED JUNE 30, 1998 COMPARED WITH YEAR ENDED JUNE 30, 1997

     NET REVENUES

     Net revenues increased by 21.3% to $221.7 million in 1998 from $182.8 million in 1997. The revenue increase was primarily due to an increase in average quarterly student enrollments ($25.5 million) and an approximate 5% tuition price increase ($7.4 million) at schools owned by EDMC prior to 1998, and the addition of three schools ($2.0 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $10,350 in 1998 from $9,860 in 1997. The Art Institute of Los Angeles was established in March 1997 and commenced classes in October 1997. The Company acquired the Louise Salinger School in December 1997 (renamed The Art Institutes International at San Francisco) and Bassist College in February 1998 (renamed The Art Institutes International at Portland).

     Net housing revenues increased by 24.3% to $12.9 million in 1998 from $10.4 million in 1997 and revenues from the sale of educational materials in 1998 increased by 20.3% to $10.4 million. Both increased primarily as a result of higher average student enrollments.

     Refunds for 1998 increased from $6.0 million in 1997 to $7.1 million in 1998. As a percentage of gross revenue, refunds decreased slightly from 1997.

     EDUCATIONAL SERVICES

     Educational services expense increased by $26.4 million, or 21.8%, to $147.3 million in 1998 from $120.9 million in 1997. The increase was primarily due to additional costs required to service higher student enrollments, accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 1997

($16.8 million) and schools added in 1997 and 1998 ($7.6 million). Higher costs associated with establishing and supporting new schools and developing new education programs contributed to the increase.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense increased by 17.2% to $48.1 million in 1998 from $41.0 million in 1997 due to the incremental marketing and student admissions expenses incurred to generate higher student enrollments at the schools owned by EDMC prior to 1997 ($4.5 million), and additional marketing and student admissions expenses at the schools added in 1997 and 1998 ($3.0 million). General and administrative expense decreased slightly as a percentage of net revenues in 1998 compared to 1997 as a result of a reduction of expenses incurred by the Company's central staff organization.

     AMORTIZATION OF INTANGIBLES

     Amortization of intangibles decreased by $0.5 million, or 22.4%, to $1.6 million in 1998 from $2.1 million in 1997, as a result of certain intangible assets becoming fully amortized.

     INTEREST EXPENSE (INCOME), NET

     The Company had net interest income of $3,000 in 1998 as compared to interest expense of $1.6 million in 1997. The lower interest expense was primarily attributable to a decrease in the average outstanding debt balance from $22.4 million in 1997 to $5.6 million in 1998.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 42.0% in 1998, the same as in 1997, and differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

     NET INCOME

     Net income increased by $4.3 million or 43.4% to $14.3 million in 1998 from $10.0 million in 1997. The increase resulted from improved operations at the Company's schools owned prior to 1997 and reduced net interest expense, partially offset by a higher provision for income taxes.

YEAR ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

     NET REVENUES

     Net revenues increased by 23.7% to $182.8 million in 1997 from $147.9 million in 1996. The revenue increase was primarily due to an increase in average quarterly student enrollments ($15.4 million) and an average 5.5% tuition price increase ($5.8 million) at schools owned by EDMC prior to 1997, and the addition of two schools ($10.2 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $9,860 in 1997 from $9,345 in 1996. In August 1996, the Company acquired NYRS and in January 1997, the Company acquired Lowthian College in Minneapolis, Minnesota and renamed it The Art Institutes International Minnesota.

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

     EDUCATIONAL SERVICES

     Educational services expense increased by $22.1 million, or 22.3%, to $120.9 million in 1997 from $98.8 million in 1996. The increase was primarily due to incremental education expenses needed to service higher student enrollments, accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 1996 ($8.8 million) and schools added in 1996 and 1997 ($10.1 million). Other factors that have contributed to the increase are expanded capital spending for culinary arts programs and classroom technology, and initiatives to improve student persistence rates and graduate starting salaries.

     On an overall basis, as a percentage of net revenues, educational services expense in 1997 decreased by 0.7 percentage point from 1996. The reduction is primarily the result of improved efficiencies at the Company's more established schools due to economies of scale.

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

     AMORTIZATION OF INTANGIBLES

     Amortization of intangibles increased by $1.0 million, or 95.8%, to $2.1 million in 1997 from $1.1 million in 1996. The higher expense in 1997 was primarily the result of the amortization of goodwill and other intangible assets associated with the acquisition of NYRS.

     ESOP EXPENSE

     ESOP expense was zero in 1997, down from $1.4 million in 1996, due to the repayment in 1996 of the final $3.6 million of the ESOP Term Loan and the consummation of the IPO. As a result, the Company incurred no ESOP expense in 1997 related to the repayment of the ESOP Term Loan or the repurchase of shares.

     INTEREST EXPENSE

     Net interest expense decreased by $1.8 million, or 52.4%, to $1.6 million in 1997 from $3.4 million in 1996. The factors that contributed to lower interest expense are: (i) a decrease in the average debt balance outstanding from $38.0 million in 1996 to $22.4 million in 1997, and (ii) lower average interest rates on debt instruments. The lower average debt balance is the result of the Company repaying outstanding indebtedness ($38.5 million) under the Revolving Credit Agreement with proceeds from the IPO; the ESOP Term Loan being repaid as of June 30, 1996, and scheduled payments on capitalized leases.

     In October 1995, the Company retired the entire $25 million issue of its 13.25% Senior Subordinated Notes ("Subordinated Notes") with borrowings under the Revolving Credit Agreement which were at a lower rate of interest. Borrowings under the Revolving Credit Agreement were at a weighted average interest rate of 7.3% and 7.2% during 1996 and 1997, respectively.

     PROVISION FOR INCOME TAXES

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

     INCOME BEFORE EXTRAORDINARY ITEM

     Income before extraordinary item increased by 45.9% to $10.0 million in 1997 from $6.8 million in 1996. The higher income resulted from improved operations at the Company's schools owned prior to 1996, the addition of NYRS, lower ESOP expense and reduced net interest expense charges, partially offset by increased expense associated with the amortization of intangible assets and a higher provision for income taxes.

     EXTRAORDINARY ITEM

     In 1996, the Company prepaid the entire $25 million issue of the Subordinated Notes, resulting in a $0.9 million (net of tax) prepayment penalty.

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

     The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although the Company's schools encourage year-round attendance. As a result, total student enrollments at the Company's schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, EDMC had experienced net losses in its fiscal first quarter ending September 30 due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter, although the Company had net income in the first quarter of fiscal 1998. The Company anticipates that the seasonal pattern in revenues and earnings will continue in the future.

QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The following table sets forth the Company's quarterly results for 1997 and 1998.

                                                                        1997
                                                   -----------------------------------------------
                                                   SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                                   (SUMMER)      (FALL)     (WINTER)     (SPRING)
                                                   --------      ------     --------     --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................   $33,410     $52,015      $50,696      $46,728
Income (loss) before interest and taxes..........   $  (143)    $10,447      $ 6,401      $ 2,114
Income (loss) before income taxes................   $(1,095)    $ 9,848      $ 6,305      $ 2,158
Net income (loss)................................   $  (635)    $ 5,709      $ 3,655      $ 1,256
Net income (loss) per share
  --Basic........................................   $  (.15)    $   .47      $   .25      $   .09
  --Diluted......................................   $  (.15)    $   .42      $   .25      $   .08

                                                                        1998
                                                   -----------------------------------------------
                                                   SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                                   (SUMMER)      (FALL)     (WINTER)     (SPRING)
                                                   --------      ------     --------     --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................   $43,176     $63,068      $59,807      $55,681
Income before interest and taxes.................   $   228     $13,174      $ 8,004      $ 3,285
Income before income taxes.......................   $   181     $13,120      $ 8,019      $ 3,374
Net income.......................................   $   105     $ 7,610      $ 4,651      $ 1,956
Net income per share
  --Basic........................................   $   .01     $   .53      $   .32      $   .13
  --Diluted......................................   $   .01     $   .51      $   .31      $   .13

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     The Company has generated positive cash flow from operations over the last three years. Cash flow from operations was $15.5 million, $28.9 million and $28.1 million for the years 1996, 1997 and 1998, respectively.

The Company had working capital of $27.5 million as of June 30, 1998, as compared to $12.7 million as of June 30, 1997.

     As of June 30, 1998, gross trade accounts receivable decreased by $0.1 million, or 0.6%, to $16.0 million from $16.1 million as of June 30, 1997. The allowance for doubtful accounts increased by $0.9 million, or 12.5%, to $8.3 million in 1998 from $7.4 million in 1997. The increase in the allowance as a percentage of gross accounts receivable relates to greater flexibility in payment plans offered to students at the Company's schools.

     The allowance for doubtful accounts as of June 30, 1997 increased by $4.5 million, or 151.6%, to $7.4 million from $2.9 million as of June 30, 1996. To a large degree, this was attributable to the completion of the Company's integrated, customized information network in 1996, whereby the Company tracks accounts receivable for longer periods prior to write-off.

     DEBT SERVICE

     The Revolving Credit Agreement, as amended, currently allows for maximum borrowings of $65 million, reduced annually by $5 million, through its expiration on October 13, 2000. Borrowings under the Revolving Credit Agreement bear interest at one of three rates set forth in the Revolving Credit Agreement at the election of the Company. The facility is reduced by certain outstanding letters of credit. As of June 30, 1998, the Company had $29.0 million of additional borrowing capacity available under the Revolving Credit Agreement.

     The Revolving Credit Agreement contains customary covenants that, among other matters, require the Company to maintain specified levels of consolidated net worth and meet specified interest and leverage ratio requirements, and restrict capital expenditures, declaration and payment of dividends on or repurchases of Common Stock and the incurrence of certain additional indebtedness. As of June 30, 1998, the Company was in compliance with all covenants under the Revolving Credit Agreement.

     The Fourth Amendment to the Revolving Credit Agreement, dated June 30, 1998, revises certain provisions described above. Effective June 30, 1998, the interest rates and certain fees incurred in connection with borrowings and available borrowings were reduced. Additionally, the calculations of certain financial ratios were revised and restrictions on capital expenditures, dividends and operating leases were removed.

     Borrowings under the Revolving Credit Agreement are used by the Company primarily to fund its working capital needs, due to the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     Following the completion of the IPO in November 1996, $38.5 million of the net proceeds received by the Company was used to repay indebtedness under the Revolving Credit Agreement.

     FUTURE FINANCING AND CASH FLOWS

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Revolving Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Revolving Credit Agreement.

     CAPITAL EXPENDITURES

     Capital expenditures made during the three years ended June 30, 1998 have, in substantial part, resulted from the implementation of the Company's initiatives emphasizing the addition of new schools and programs (particularly culinary arts programs) and investment in classroom technology. The Company's capital expenditures were $15.0 million, $18.5 million and $18.0 million for 1996, 1997 and 1998, respectively. The Company anticipates increased capital spending for 1999, principally related to the introduction and expansion of culinary arts programs, further investment in schools acquired or started during the previous three years, additional or replacement school and housing facilities and classroom technology. As a percentage of net revenues, capital expenditures are expected to increase in 1999 compared to 1998.

     The Company leases substantially all of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

REGULATION

     The Company indirectly derived approximately 62% of its net revenues from Title IV Programs in 1998. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Loan funds are generally provided by lenders in multiple disbursements each academic year. For first-time students in their first academic quarter, the initial loan disbursement is generally received at least 30 days after the commencement of that academic quarter. Otherwise, the first loan disbursement is received, at the earliest, 10 days before the commencement of the student's academic quarter.

     U.S. Department of Education regulations require Title IV Program funds received by the Company's schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students' permission, maintained and classified as restricted until they are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company's ability to fund daily operations.

     Effective July 1997, postsecondary education institutions became subject to changes in the delivery of FFEL program proceeds. Prior to July 1997, certain Company-owned schools delivered FFEL proceeds for an academic year (typically three quarters) to students in two equal disbursements. The change resulted in FFEL proceeds being delivered equally in each of the academic quarters. Some of the Company's schools began to deliver loan proceeds in this manner prior to the change in regulation becoming effective.

     Education institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Under new regulations that took effect July 1, 1998, the U.S. Department of Education adopted new standards (replacing the former "acid test" ratio test, tangible net worth test and two-year operating loss test) to determine an institution's financial responsibility to participate in Title IV Programs. The regulations establish three new ratios: (i) the equity ratio, measuring an institution's capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, measuring an institution's ability to support current operations from expendable resources; and (iii) the net income ratio, measuring an institution's profitability. Each ratio is calculated separately, based on the figures in the institution's most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score.

     That composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight. For the first year that the new financial responsibility regulations are in effect, which is 1998 for purposes of the Company's schools, an institution that has a composite score of less than 1.5 may elect to have its financial responsibility measured under the U.S. Department of Education's former regulations.

     Regulations promulgated under the HEA also require all proprietary education institutions to comply with the "85/15 Rule," which prohibits participating schools from deriving 85% or more of their total revenues from Title IV Programs in any year.

     If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education or otherwise ineligible to participate in Title IV Programs. The Company believes that all of its participating schools met these requirements as of June 30, 1998.

EFFECT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued by the Financial Accounting Standards Board requiring implementation for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

     In February 1998, SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," was issued. The implementation of SFAS No. 132 will revise certain footnote disclosure requirements related to pension and other retiree benefits. The Company will adopt SFAS No. 130, SFAS No. 131 and SFAS No. 132 in fiscal 1999 and does not anticipate that these statements will have a significant impact on its disclosures.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for years beginning after June 15, 1999.

YEAR 2000 ISSUES

     THE PROBLEM

     The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. As a result, many such products and systems could experience miscalculations, malfunctions or disruptions. Additionally, such products and systems may experience miscalculations, malfunctions or disruptions caused by other dates, such as September 9, 1999 (9/9/99), which was a date traditionally used as a default date by computer programmers. This problem is commonly referred to as the "Year 2000" problem, and the acronym "Y2K" is commonly substituted for the phrase "Year 2000."

     Although the Company is unable at this time to assess the possible impact on its results of operations, liquidity or financial condition of any Y2K-related disruptions to its business caused by the malfunctioning of any IT or non-IT system and products that it uses or that third parties with which it has material relationships use, management does not believe at the current time that the cost of remediating the Company's internal Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

     THE COMPANY'S STATE OF READINESS FOR ITS YEAR 2000 ISSUES

     As a result of the Company's software upgrades and computer system purchases over the past few years, a substantial number of EDMC's computer systems should not have a Y2K problem (i.e., are "Y2K-compliant") or have been warranted to be Y2K-compliant by third-party vendors. The Company has created a task force (the "Y2K Task Force"), which has members from the Company's significant operating areas. To date, the Y2K Task Force has implemented a program, the goal of which is to assess the potential exposure of each such area to the Y2K problem, which is the first phase of EDMC's overall Y2K program, and, as the second phase thereof, has designed a coordinated plan to determine whether any such potential exposure would result in a problem that would require some remediation. As each such area's Y2K problems are identified, the third phase will be to formulate proposals to determine the best course of action to address each such problem and to address each such problem, and contingency plans will be developed, to the extent possible and necessary. The final phase of the overall Y2K program will be both independent and coordinated testing to ensure Y2K compliance in each operating area. The Company believes that the Y2K Task Force has identified all material IT and non-IT systems owned or operated by EDMC that require a Y2K compliance review.

     To keep track of these and other developments, the Y2K Task Force has prepared a status report (the "Y2K Status Report"), which will be updated on a periodic basis. The Y2K Status Report tracks the identification of potential Y2K exposure for each significant operating area of EDMC; the progress under the plan for each such area to determine and quantify the cost of fixing each actual Y2K problem, the status of the proposals to address each such problem and the development of compliance and contingency plans for each such area. The Y2K Status Report is designed to function as both a framework for resolving EDMC's Y2K issues and as a reporting mechanism for the Company's Board of Directors.

     The Y2K Task Force has the responsibility for addressing any Y2K problems in either IT or non-IT systems. The Company's IT systems, including its accounting, human resources, admissions, education, student financial services and student services systems, are in the assessment/inventory phase. This phase is expected to be completed by January 30, 1999. Testing for Y2K compliance has been planned for each such system, and the Y2K Task Force projects that testing of EDMC's most critical IT systems will be substantially completed by mid-calendar year 1999. The Y2K Task Force has substantially finished its identification of non-IT systems that may have Y2K problems and has sent inquiries to the entities that own or control any of those non-IT systems, including elevators, electricity, telephones, security systems and HVAC systems, that could have a material impact on the Company's operations, such as the owners of the buildings and other facilities that house or service the Company's schools and administrative offices. The Y2K Task Force has also identified those third parties, such as governmental and other regulatory agencies, guaranty agencies, software and hardware suppliers, telephone companies, significant vendors and external file exchange system providers, whose Y2K compliance or lack thereof may pose problems for the Company. Pursuant to the Y2K Task Force's plan, inquiries have been sent to those third parties. The Y2K Task Force estimates that it will receive initial responses to its inquiries from all such third parties by November 15, 1998. Based on those responses and the responses to any follow-up inquiries, the Y2K Task Force will refine the Company's contingency plans that are currently in the formative stages.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     Without including any allocation from the salaries of the relevant EDMC personnel, the Company has expensed approximately $12,000 to date in direct costs stemming from its efforts to address its Y2K issues. This figure does not reflect the amounts spent in purchasing various new hardware and software products and systems in the past few years which are, or have been warranted to be, Y2K-compliant. Based upon its current understanding of the Company's Y2K issues, the Y2K Task Force's estimate for the direct costs of implementing its investigation and remediation plans is between $250,000 and $750,000, although additional information must be obtained to determine, for example, whether to recommend the replacement of older hardware and software systems or to expend the resources to bring those systems into Y2K compliance. To the extent systems are to be replaced, Y2K-related expenditures could significantly exceed the currently estimated range. Approximately 50% of the currently estimated maximum amount represents funds that probably would have been used for system improvements over the next several years, even in the absence of Y2K issues. Of the estimated amount, approximately $150,000 will be used, if necessary, to replace computer hardware and software at Company schools; $300,000 is the amount estimated, if necessary, as the cost of installing new point-of-purchase terminals in the Company's school supply stores and acquiring related hardware and software; $25,000 will be used for a "disaster drill" on the Company's primary internal software system; $100,000 is budgeted for remediation of existing systems and training, and $175,000 is budgeted for contingency plan implementation, if necessary. The Company plans to charge its direct Y2K expenses to its information systems budget. The cost of purchases, such as the $300,000 for new point-of-purchase terminals and the $150,000 allocated for hardware and software, are expected to be capitalized consistent with the Company's accounting policies; all other expenditures will be expensed as incurred. Because a substantial portion of the Y2K Task Force's assessment work, relating primarily to the non-IT systems of certain third parties and the systems of other third parties with which the Company has critical relationships, is in its preliminary phase, the estimate for direct costs may be materially increased.

     RISKS RELATED TO THE COMPANY'S YEAR 2000 ISSUES

     The Company has begun to outline several possible worst-case scenarios that could arise because of Y2K issues; however, at this time, the Company does not have sufficient information to make an assessment of the likelihood of any of these worst-case scenarios. On the other hand, it should be noted that the Company's schools will not be in session on December 31, 1999 or January 1, 2000, with classes resuming in mid-January 2000.

     The Company does expect to shift its focus and resources to the resolution of Y2K issues. This will result in the deferral of some existing or contemplated projects, particularly computer-system oriented projects. Although the Company is unable at this time to quantify its internal, indirect costs resulting from such change in focus, with its resultant deferral of projects, management does not believe that the cost of remediating the Company's internal Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

     Because the Company is in a regulated industry and relies, indirectly, on only a few sources for a substantial portion of its revenues, EDMC's business is very dependent upon those entities' efforts to address their own Y2K issues. The Y2K Task Force has identified those third parties whose failure to resolve their own Y2K issues could have a material impact upon the Company's operations and is taking steps it currently believes appropriate to analyze both such parties' Y2K status and the Company's options in the event that any such party is not Y2K-compliant in sufficient time prior to December 31, 1999. Should any such third parties experience Y2K-related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity or financial condition.

     For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the U.S. Department of Education's computer systems. The U.S. Department of Education has stated that its systems will be Y2K-compliant in early calendar year 1999 and that various schools will be able to run tests of the remediated systems during the first half of calendar year 1999; however, the Company is unable to independently assess the U.S. Department of Education's progress to date and no test dates have been announced yet. Any problems with the U.S. Department of Education's systems could result in an interruption in the funding for students nationwide, including the Company's students. Any prolonged interruption would have a material adverse impact upon the education industry and, accordingly, upon the Company's business, results of operations, liquidity and financial condition.

     Similarly, the Company's schools are licensed by one or more agencies in the states in which they are based and accredited by one or more accrediting bodies that are recognized by the U.S. Department of Education. The Company has begun to assess the Y2K-readiness of these agencies and bodies, but such assessment is in its initial investigatory phase. In the event that any of these entities are unable, due to Y2K problems, to renew a school's license or accreditation, an interruption in such school's operations could occur. Depending upon the school involved, a prolonged interruption could have a material adverse impact upon the Company's business, results of operations, liquidity and financial condition.

     Five guaranty agencies provide the vast majority of the guarantees for the loans issued to the Company's students under Title IV Programs. The agency which accounts for the largest portion of those guarantees, approximately 85%, has stated that it will be Y2K-compliant by the second half of calendar year 1998, and has said it will allow the Company to run tests related thereto in October 1998. The Company is investigating all these agencies to determine whether they will be Y2K-compliant or whether contingency plans need to be made with respect thereto. As with the U.S. Department of Education, the Company is unable to independently assess the readiness of any of these agencies at the present time. The majority of the Title IV Program loans to the Company's students are funded through six banks, five of which work with the Company's primary guaranty agency. The five lenders who work with that agency use an affiliate of that agency to disburse and service their loans, and thus during the guarantee agency's October 1998 testing program the Company will indirectly test the

Y2K compliance of that affiliate of the agency. The Company is exploring the availability of other lenders that have stated that they expect to be Y2K-compliant as a contingency plan.

     The Company is also reviewing the Y2K compliance efforts of its transfer agent and the NASDAQ National Market System. ChaseMellon Shareholder Services, the Company's registrar and transfer agent, has told the Company that the goal of its Y2K project is to be compliant by December 31, 1998, that it has already completed a comprehensive inventory of its mainframe systems, and that it is currently assessing, remediating and testing its software for Y2K compliance. The National Association of Securities Dealers, Inc. ("NASD"), the parent company for the NASDAQ National Market System, is coordinating all Y2K activities for NASD-related entities. The NASD has publicly disclosed that it has analyzed all of its products and systems and launched its systems-testing process in July 1998. The NASD also participated in industry-wide beta testing conducted by the Securities Industry Association, which was completed on July 16, 1998. Industry-wide testing will resume in March and April 1999.

     The Y2K Task Force plans to make inquiries of the major financial institutions and utilities that provide services to the Company and is taking measures to assess the potential effects of those entities' failures to become Y2K-compliant within the time remaining. If, notwithstanding any such entity's representations that it will be Y2K-compliant in time, it is not compliant, the Company's business and operations could be adversely affected.

     CONTINGENCY PLANS

     The Y2K Task Force's responsibilities include developing contingency plans for each of EDMC's significant operating areas. These contingency plans would be utilized in the event that, despite the Company's best efforts, or due to the Company's lack of control over certain third parties, a system is not Y2K-compliant and EDMC's business is adversely affected. These contingency plans are being developed by each operating area and are expected to include: estimating the cost of back-up generators for power failures, isolating a noncompliant system so that it does not affect other operating systems and "turning back the clock" on non-date sensitive systems. Each operating area is preparing a contingency plan to operate for up to three consecutive days without standard computer support. In addition, the Company maintains a "hot site" contract with Hewlett-Packard that allows it to run its day-to-day central computer operations from a remote location in Washington State. The "hot site" is a contingency against a regional Y2K failure that would cause business interruptions at the Company's corporate offices in Pittsburgh, Pennsylvania. These contingency plans are in a very preliminary phase, and the Y2K Task Force expects to update them over the next six months as it continues to evaluate which systems can be remediated and which systems will remain at risk. The Y2K Task Force expects to have contingency plans in place by December 1, 1999.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Education Management Corporation (a Pennsylvania corporation) and Subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Education Management Corporation and Subsidiaries as of June 30, 1997 and 1998, and the results of operations and cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Pittsburgh, Pennsylvania,
August 4, 1998

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 AS OF JUNE 30,
                                                              --------------------
                                                                1997        1998
                                                                ----        ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 32,646    $ 46,533
  Restricted cash...........................................       581         777
                                                              --------    --------
       Total cash and cash equivalents......................    33,227      47,310
  Receivables:
    Trade, net of allowances of $7,393 and $8,318...........     8,706       7,689
    Notes, advances and other...............................     1,841       3,989
  Inventories...............................................     1,356       1,933
  Deferred income taxes.....................................     1,509       2,361
  Other current assets......................................     2,247       2,341
                                                              --------    --------
       Total current assets.................................    48,886      65,623
                                                              --------    --------
PROPERTY AND EQUIPMENT, NET.................................    52,571      57,420
OTHER ASSETS................................................     6,381       6,287
GOODWILL, NET OF AMORTIZATION OF $3,236 AND $3,873 .........    18,454      19,453
                                                              --------    --------
       TOTAL ASSETS.........................................  $126,292    $148,783
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $  3,637    $  2,615
  Accounts payable..........................................     6,931       6,982
  Accrued liabilities.......................................     9,778      10,162
  Advance payments..........................................    15,832      18,338
                                                              --------    --------
       Total current liabilities............................    36,178      38,097
                                                              --------    --------
LONG-TERM DEBT, LESS CURRENT PORTION........................    30,394      35,767
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES.......     1,964       1,594
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common Stock, par value $.01 per share; 60,000,000 shares
    authorized; 14,417,874 and 14,499,446 shares issued.....       144         145
  Additional paid-in capital................................    87,893      89,025
  Treasury stock, 39,401 shares at cost.....................      (354)       (354)
  Stock subscriptions receivable............................      (122)         (8)
  Accumulated deficit.......................................   (29,805)    (15,483)
                                                              --------    --------
       TOTAL SHAREHOLDERS' INVESTMENT.......................    57,756      73,325
                                                              --------    --------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT.......  $126,292    $148,783
                                                              ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                1996        1997        1998
                                                                ----        ----        ----
NET REVENUES................................................  $147,863    $182,849    $221,732
COSTS AND EXPENSES:
  Educational services......................................    98,841     120,918     147,336
  General and administrative................................    32,344      41,036      48,094
  Amortization of intangibles...............................     1,060       2,076       1,611
  ESOP expense..............................................     1,366          --          --
                                                              --------    --------    --------
                                                               133,611     164,030     197,041
                                                              --------    --------    --------
INCOME BEFORE INTEREST AND TAXES............................    14,252      18,819      24,691
  Interest expense (income), net............................     3,371       1,603          (3)
                                                              --------    --------    --------
INCOME BEFORE INCOME TAXES..................................    10,881      17,216      24,694
  Provision for income taxes................................     4,035       7,231      10,372
                                                              --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEM............................     6,846       9,985      14,322
  Extraordinary loss on early extinguishment of debt........       926          --          --
                                                              --------    --------    --------
NET INCOME..................................................  $  5,920    $  9,985    $ 14,322
                                                              ========    ========    ========
INCOME AVAILABLE TO COMMON SHAREHOLDERS:
  Dividends paid on Series A Preferred Stock................  $ (2,249)   $    (83)   $     --
  Redemption premium paid on Series A Preferred Stock.......        --        (107)         --
  Dividends accrued on Series A Preferred Stock, but not
    payable.................................................        --        (296)         --
                                                              --------    --------    --------
  Income before extraordinary item available to common
    shareholders............................................  $  4,597    $  9,499    $ 14,322
  Net income available to common shareholders -- basic......  $  3,671    $  9,499    $ 14,322
  Net income available to common shareholders -- diluted....  $  3,671    $  9,878    $ 14,322
INCOME (LOSS) PER SHARE:
  BASIC:
    Income before extraordinary item........................  $    .66    $    .80    $    .99
    Extraordinary loss on early extinguishment of debt......      (.13)         --          --
                                                              --------    --------    --------
       Net income...........................................  $    .53    $    .80    $    .99
                                                              ========    ========    ========
  DILUTED:
    Income before extraordinary item........................  $    .39    $    .72    $    .96
    Extraordinary loss on early extinguishment of debt......      (.08)         --          --
                                                              --------    --------    --------
       Net income...........................................  $    .31    $    .72    $    .96
                                                              ========    ========    ========
  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (IN 000'S):
    Basic...................................................     6,913      11,939      14,454
    Diluted.................................................    11,874      13,671      14,926

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                1996        1997        1998
                                                                ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  5,920    $  9,985    $ 14,322
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Depreciation and amortization........................     8,530      12,343      14,316
       ESOP expense.........................................     1,366          --          --
       Vesting of compensatory stock options................       464         375          --
       Deferred provision (credit) for income taxes.........       137      (1,613)     (1,184)
       Changes in current assets and liabilities:
          Restricted cash...................................     6,266         656        (196)
          Receivables.......................................      (758)       (158)     (1,084)
          Inventories.......................................      (279)        (73)       (577)
          Other current assets..............................    (1,183)        443         (87)
          Accounts payable..................................    (1,981)      1,993           1
          Accrued liabilities...............................    (1,015)      2,269         182
          Advance payments..................................    (1,921)      2,715       2,413
                                                              --------    --------    --------
            Total adjustments...............................     9,626      18,950      13,784
                                                              --------    --------    --------
            Net cash flows from operating activities........    15,546      28,935      28,106
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired.........      (400)     (9,753)     (1,488)
  Expenditures for property and equipment...................   (14,981)    (18,487)    (17,951)
  Other items, net..........................................    (2,282)        119        (233)
                                                              --------    --------    --------
            Net cash flows from investing activities........   (17,663)    (28,121)    (19,672)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New borrowings............................................    28,634          --       8,000
  Principal payments on debt................................   (32,525)    (31,988)     (3,689)
  Net proceeds from issuance of Common Stock................        --      45,143       1,028
  Redemption of Series A Preferred Stock....................        --      (7,607)         --
  Dividends paid to ESOP....................................    (2,249)        (83)         --
  Payments received from ESOP, net..........................     2,220          --          --
  Other capital stock transactions, net.....................        79         205         114
                                                              --------    --------    --------
            Net cash flows from financing activities........    (3,841)      5,670       5,453
                                                              --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................    (5,958)      6,484      13,887
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    32,120      26,162      32,646
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 26,162    $ 32,646    $ 46,533
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

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)

                             SERIES A    CLASS A   CLASS B                 DEFERRED
                             PREFERRED   COMMON    COMMON                  COMPEN-    COMMON                              STOCK
                             STOCK AT     STOCK     STOCK                   SATION     STOCK    ADDITIONAL                 SUB-
                              PAID-IN    AT PAR    AT PAR     WARRANTS     RELATED    AT PAR     PAID-IN     TREASURY   SCRIPTIONS
                               VALUE      VALUE     VALUE    OUTSTANDING   TO ESOP     VALUE     CAPITAL      STOCK     RECEIVABLE
                               -----      -----     -----    -----------   -------     -----     -------      -----     ----------
Balance, June 30, 1995.....  $ 22,075     $ --      $  1       $7,683      $(3,587)   $   --     $19,118      $(248)      $(212)
  Net income...............        --       --        --           --           --        --          --         --          --
  Dividends on Series A
    Preferred Stock........        --       --        --           --           --        --          --         --          --
  Sale of Class B Common
    Stock..................        --       --        --           --           --        --         160        149        (239)
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............        --       --        --           --           --        --          --         --           9
  Payments received on
    ESOP's debt to the
    Company................        --       --        --           --        3,587        --          --         --          --
  Vesting of compensatory
    stock options..........        --       --        --           --           --        --         464         --          --
                             --------     ----      ----       ------      -------    -------    -------      -----       -----
Balance, June 30, 1996.....    22,075       --         1        7,683           --        --      19,742        (99)       (442)
  Net income...............        --       --        --           --           --        --          --         --          --
  Dividends on Series A
    Preferred Stock........        --       --        --           --           --        --          --         --          --
  Dividends accrued on
    Series A Preferred
    Stock, but not
    payable................        --       --        --           --           --        --         296         --          --
  Series A Preferred Stock
    redemption.............    (7,606)      --        --           --           --        --          --         --          --
  Series A Preferred Stock
    redemption premium.....       107       --        --           --           --        --          --         --          --
  Conversion of Series A
  Preferred Stock..........   (14,576)      --        --           --           --        --      14,576         --          --
  Purchase of Class B
  Common Stock.............        --       --        --           --           --        --          (2)      (255)         --
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............        --       --        --           --           --        --          --         --         320
  Exercise of warrants.....        --       --        --       (7,683)          --        --       7,683         --          --
  Exercise of stock
    options................        --       --        --           --           --        --         419         --          --
  Issuance of Common Stock
    in connection with IPO
    and employee stock
    purchase plan..........        --       --        (1)          --           --       144      44,804         --          --
  Vesting of compensatory
    stock options..........        --       --        --           --           --        --         375         --          --
                             --------     ----      ----       ------      -------    -------    -------      -----       -----
Balance, June 30, 1997.....        --       --        --           --           --       144      87,893       (354)       (122)
  Net income...............        --       --        --           --           --        --          --         --          --
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............        --       --        --           --           --        --          --         --         114
  Exercise of stock
    options................        --       --        --           --           --         1         611         --          --
  Stock options issued in
    connection with
    acquisition of
    subsidiary.............        --       --        --           --           --        --          77         --          --
  Issuance of Common Stock
    in connection with
    employee stock purchase
    plan...................        --       --        --           --           --        --         444         --          --
                             --------     ----      ----       ------      -------    -------    -------      -----       -----
Balance, June 30, 1998.....  $     --     $ --      $ --       $   --      $    --    $  145     $89,025      $(354)      $  (8)
                             ========     ====      ====       ======      =======    =======    =======      =====       =====


                             ACCUMU-        TOTAL
                              LATED     SHAREHOLDERS'
                             DEFICIT     INVESTMENT
                             -------     ----------
Balance, June 30, 1995.....  $(42,975)     $ 1,855
  Net income...............     5,920        5,920
  Dividends on Series A
    Preferred Stock........    (2,249)      (2,249)
  Sale of Class B Common
    Stock..................        --           70
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............        --            9
  Payments received on
    ESOP's debt to the
    Company................        --        3,587
  Vesting of compensatory
    stock options..........        --          464
                             --------      -------
Balance, June 30, 1996.....  (39,304)        9,656
  Net income...............     9,985        9,985
  Dividends on Series A
    Preferred Stock........       (83)         (83)
  Dividends accrued on
    Series A Preferred
    Stock, but not
    payable................      (296)          --
  Series A Preferred Stock
    redemption.............        --       (7,606)
  Series A Preferred Stock
    redemption premium.....      (107)          --
  Conversion of Series A
  Preferred Stock..........        --           --
  Purchase of Class B
  Common Stock.............        --         (257)
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............        --          320
  Exercise of warrants.....        --           --
  Exercise of stock
    options................        --          419
  Issuance of Common Stock
    in connection with IPO
    and employee stock
    purchase plan..........        --       44,947
  Vesting of compensatory
    stock options..........        --          375
                             --------      -------
Balance, June 30, 1997.....   (29,805)      57,756
  Net income...............    14,322       14,322
  Payments on stock
    subscriptions
    receivable for purchase
    of stock...............        --          114
  Exercise of stock
    options................        --          612
  Stock options issued in
    connection with
    acquisition of
    subsidiary.............        --           77
  Issuance of Common Stock
    in connection with
    employee stock purchase
    plan...................        --          444
                             --------      -------
Balance, June 30, 1998.....  $(15,483)     $73,325
                             ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OWNERSHIP AND OPERATIONS:

     Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. Through its operating units, the Art Institutes ("The Art Institutes"), The New York Restaurant School ("NYRS"), NCPT, and The National Center for Professional Development ("NCPD"), the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts and technology, culinary arts, fashion and professional development. The Company has provided career oriented education programs since 1962.

     The Company's main operating unit, The Art Institutes, consists of 15 schools in 14 major metropolitan areas throughout the United States. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, multimedia, computer animation, video production, culinary arts, interior design, industrial design, photography, fashion marketing and fashion design. Those programs typically are completed in 18 to 27 months and culminate in an associate's degree. In addition, as of June 30, 1998, eight Art Institutes offered bachelor's degree programs.

     As of June 30, 1998, the Company offered a culinary arts curriculum at seven Art Institutes and NYRS, a culinary arts and restaurant management school located in New York City. NYRS offers an associate's degree program and certificate programs. Subsequent to year-end, one additional Art Institute began culinary arts classes and another began enrolling students for a culinary arts program expected to begin in October 1998.

     The Company offers paralegal, legal nurse consulting and information technology training at NCPT in Atlanta. NCPT's certificate programs generally are completed in four to nine months. NCPD maintains consulting relationships with colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planning certificate programs for college graduates and working adults.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of Education Management Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

GOVERNMENT REGULATIONS

     The Art Institutes and NYRS ("the participating schools") participate in various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). Approximately 62% of the Company's net revenues in 1998 was indirectly derived from funds distributed under these programs to students at the participating schools.

     The participating schools are required to comply with certain federal regulations established by the U.S. Department of Education. Among other things, they are required to classify as restricted certain Title IV Program funds in excess of charges currently applicable to students' accounts. Such funds are reported as restricted cash in the accompanying consolidated balance sheets.

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

     EDMC makes contributions to Federal Perkins Loan Programs (the "Funds") at certain Art Institutes. Current contributions to the Funds are made 75% by the federal government and 25% by EDMC. The Company carries its investments in the Funds at cost, net of an allowance for estimated future loan losses.

CASH AND CASH EQUIVALENTS

     Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost which, based upon the scheduled maturities, approximates market value.

     U.S. Department of Education regulations require Title IV Program funds received by the Company's schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students' permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company's ability to fund daily operations.

ACQUISITIONS

     In November 1995, the Company purchased the assets of the two schools of Ray College of Design for $1.1 million in cash and the assumption of specified liabilities. The Company acquired accounts receivable, property and equipment and certain other assets. The schools were renamed The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg.

     Effective August 1, 1996, the Company purchased certain assets of NYRS for $9.5 million in cash. The assets acquired consisted principally of current assets net of specified current liabilities, property and equipment, student enrollment agreements, curriculum and trade names.

     On January 30, 1997, the Company acquired the assets of Lowthian College, located in Minneapolis, Minnesota, for $200,000 in cash and approximately $200,000 of assumed liabilities. The Company acquired principally accounts receivable, equipment, and student enrollment agreements. The school was renamed The Art Institutes International Minnesota.

     On December 19, 1997, the Company purchased certain assets for $600,000 in cash, of the Louise Salinger School in San Francisco, California. The Company also entered into a consulting agreement with the former president in exchange for an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $25.93 (the closing price as of the acquisition date). The assets acquired were principally accounts receivable and equipment. The School was renamed The Art Institutes International at San Francisco and regained eligibility to participate in Title IV Programs in April 1998.

     On February 7, 1998, the Company acquired certain assets related to the operations of Bassist College in Portland, Oregon for approximately $900,000 in cash. The purchase agreement provides for certain adjustments, based upon the resolution of certain liabilities and additional consideration based upon a specified percentage of gross revenues over the next five years. The assets acquired were principally accounts receivable and equipment. The school regained eligibility to participate in Title IV Programs in April 1998 and was renamed The Art Institutes International at Portland.

     These acquisitions were accounted for using the purchase method of accounting, with the excess of the purchase price over the fair value of the assets acquired being assigned to identifiable intangible assets and goodwill. The results of the acquired entities have been included in the Company's results from the respective dates of acquisition. The pro forma effects, individually and collectively, of the acquisitions in the Company's consolidated financial statements would not materially impact the reported results.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for additions and major improvements are capitalized, while those for maintenance, repairs and minor renewals are expensed as incurred. The Company uses the straight-line method of depreciation for financial reporting, while using different methods for tax purposes. Depreciation is based upon estimated useful lives, ranging from five to ten years. Leasehold improvements are amortized over the term of the leases, or over their estimated useful lives, whichever is shorter.

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

REVENUE RECOGNITION AND RECEIVABLES

     The Company's net revenues consist of tuition and fees, student housing charges and supply store and restaurant sales. In fiscal 1998, the Company derived 87.7% of its net revenues from tuition and fees paid by, or on behalf of, its students. Net revenues, as presented, are reduced for student refunds and scholarships.

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

COSTS AND EXPENSES

     Educational services expense consists primarily of costs related to the development, delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, information systems costs and bad debt expense along with depreciation and amortization of property and equipment.

     General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company's students. All marketing and student admissions costs are expensed in the fiscal year incurred.

     Amortization of intangibles relates principally to the values assigned to student enrollment agreements and applications, accreditation, contracts with colleges and universities and goodwill, which arose principally from the application of purchase accounting to the establishment and financing of the Education Management Corporation Employee Stock Ownership Plan and Trust (the "ESOP") and the related leveraged transaction in October 1989. This transaction was accounted for in accordance with FASB Emerging Issues Task Force Issue No. 88-16. In addition, it includes the amortization of values assigned to student enrollment agreements, curriculum and goodwill that resulted from the acquisitions discussed above. These intangible assets are amortized over periods ranging from 2 to 40 years (goodwill).

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                      YEAR ENDED JUNE 30,
                                                  ---------------------------
                                                   1996      1997      1998
                                                  ------    ------    -------
                                                        (IN THOUSANDS)
Cash paid during the period for:
  Interest......................................  $3,558    $2,264    $   771
  Income taxes..................................   2,854     8,279     13,373

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

3. SHAREHOLDER INVESTMENT:

     In November 1996, the Company completed the initial public offering ("IPO") of 5,073,600 shares of its Common Stock, $.01 par value (the "Common Stock"), including 1,701,391 shares sold by certain shareholders, at a price to the public of $15 per share. Since that date, the authorized capital stock of the Company has consisted of the Common Stock and Preferred Stock, $.01 par value (the "Preferred Stock").

     From 1989 until immediately prior to the consummation of the IPO, the Company's outstanding capital stock consisted of Class A Common Stock, $.0001 par value ("Class A Stock"), Class B Common Stock, $.0001 par value ("Class B Stock"), and Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"). All the outstanding shares of Series A Preferred Stock were owned by the ESOP. In addition, warrants to purchase shares of Class B Stock were outstanding.

     Immediately prior to the consummation of the IPO, the following occurred:
(i) the warrants to purchase 5,956,079 shares of Class B Stock were exercised ($.0001 exercise price per share), (ii) the ESOP converted all the outstanding shares of Series A Preferred Stock into 2,249,954 shares of Class A Stock, (iii) the Company's Articles of Incorporation were amended and restated to authorize the Common Stock and Preferred Stock and (iv) all outstanding shares of Class A Stock and Class B Stock (including the shares resulting from the exercise of the warrants and the conversion of the Series A Preferred Stock) were reclassified into shares of Common Stock on a one-for-two basis (also referred to as a one-for-two reverse stock split).

     For the purpose of presenting comparable financial information in this report for 1996 and 1997, the per share amounts, the number of shares of Class A Stock and Class B Stock, the conversion ratio for the Series A Preferred Stock and the exercise price for the warrants have been restated to reflect the one-for-two reverse stock split, except in this Note 3.

     Prior to the closing of the IPO, holders of the Company's equity securities had the right, under certain circumstances, to require the Company to repurchase such securities. In addition, the Company had the right to redeem shares of Series A Preferred Stock and Class B Stock under certain circumstances. Coincident with the IPO, these rights expired.

     In the IPO, the Company received total net proceeds, after deduction of expenses and underwriting discounts payable by the Company, of approximately $45 million. On the date the IPO closed, $38.5 million of those proceeds were used to repay the outstanding indebtedness under the Company's amended and restated credit facility dated March 16, 1995 (the "Revolving Credit Agreement"). The remaining proceeds were used for general corporate purposes.

     Pursuant to a Preferred Share Purchase Rights Plan (the "Rights Plan") approved by the Company's Board of Directors, which became effective upon the consummation of the IPO, one Preferred Share Purchase Right (a "Right") is associated with each outstanding share of Common Stock. Each Right entitles its holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at an exercise price of $50, subject to adjustment (the "Purchase Price"). The Rights Plan is not subject to shareholder approval.

     The Rights will become exercisable under certain circumstances following a public announcement by a person or group of persons (an "Acquiring Person") that they acquired or commenced a tender offer for 17.5% or more of the outstanding shares of Common Stock. If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle its holder, except the Acquiring Person, to acquire upon exercise a number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire on the tenth anniversary of the closing of the IPO and are subject to redemption by the Company at $.01 per Right, subject to adjustment.

     On November 10, 1997, certain principal shareholders of the Company sold 3,070,992 shares of Common Stock in a public offering. The Company did not receive any proceeds from this offering and was reimbursed by the selling shareholders for all out-of-pocket expenses related to this offering.

     The unaudited pro forma income statement data in the following table gives effect to the IPO as if it had occurred on July 1, 1996. Proceeds from the IPO were utilized pro forma to retire outstanding indebtedness under the Revolving Credit Agreement and for general corporate purposes. The adjustment to interest expense represents the effect of the reduction of debt as if it had occurred on July 1, 1996. Pro forma taxes are applied at an effective tax rate of 42% of taxable income.

     This unaudited pro forma income statement data is not necessarily indicative of what the Company's results of operations actually would have been had the above transactions in fact occurred on July 1, 1996.

                                                     YEAR ENDED JUNE 30, 1997
                                             -----------------------------------------
                                              ACTUAL       ADJUSTMENTS      PRO FORMA
                                             ---------    -------------    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before interest and taxes...........   $18,819         $  --          $18,819
Interest expense, net......................     1,603          (931)             672
                                              -------         -----          -------
Income before income taxes.................    17,216           931           18,147
Income taxes...............................     7,231           391            7,622
                                              -------         -----          -------
Net income.................................   $ 9,985         $ 540          $10,525
                                              =======         =====          =======
Net income available to common
  shareholders.............................   $ 9,499         $ 540          $10,039
Earnings per share
  -- Basic.................................   $   .80         $(.10)         $   .70
  -- Diluted...............................   $   .72         $(.02)         $   .70
Weighted average number of shares
  outstanding
  -- Basic.................................    11,939         2,452           14,391
  -- Diluted...............................    13,671         1,073           14,744

4. EARNINGS PER SHARE:

     During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which changes the methodology for calculating earnings per share ("EPS") and replaces primary and fully diluted EPS with basic and diluted EPS, respectively. These changes include eliminating common stock equivalents (such as stock options, warrants and convertible preferred stock) from basic EPS and modifying the methodology for reflecting the dilutive effect of options, warrants and convertible securities when computing diluted EPS.

     Basic EPS is computed using the weighted average number of shares actually outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, warrants and the assumed conversion of Series A Preferred Stock.

RECONCILIATION OF DILUTED SHARES

                                                      YEAR ENDED JUNE 30,
                                                   --------------------------
                                                    1996      1997      1998
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Basic shares.....................................   6,913    11,939    14,454
Dilution for stock options.......................     176       324       472
Dilution for warrants and Series A Preferred
  Stock..........................................   4,785     1,408        --
                                                   ------    ------    ------
Diluted shares...................................  11,874    13,671    14,926
                                                   ======    ======    ======

     The net income available to common shareholders in 1996 and 1997 has been reduced by the dividends paid on Series A Preferred Stock in the computation of both basic and diluted EPS. In the event that the Series A Preferred Stock was converted into Class A Stock, the Company would no longer have paid dividends; however, ESOP expense in the accompanying consolidated statements of income would have increased proportionately. The premium paid upon the redemption of 75,000 shares of Series A Preferred Stock has been deducted from net income in calculating basic EPS for 1997.

5. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of June 30:

                                                           1997        1998
                                                           ----        ----
                                                            (IN THOUSANDS)
Assets (asset lives in years)
  Land..................................................  $   300    $    300
  Buildings and improvements (20).......................    1,841       1,841
  Equipment and furniture (5 to 10).....................   61,204      73,469
  Leasehold interests and improvements (4 to 20)........   36,475      42,201
                                                          -------    --------
     Total..............................................   99,820     117,811
  Less accumulated depreciation.........................   47,249      60,391
                                                          -------    --------
                                                          $52,571    $ 57,420
                                                          =======    ========

6. LONG-TERM DEBT:

     The Company and its subsidiaries were indebted under the following obligations as of June 30:

                                                           1997        1998
                                                           ----        ----
                                                            (IN THOUSANDS)
Revolving Credit Agreement, secured by the stock of the
  Company's subsidiaries and all of the Company's assets
  (see below)...........................................  $27,000     $35,000
Capitalized lease and equipment installment note
  obligations (see below)...............................    7,031       3,382
                                                          -------     -------
                                                           34,031      38,382
Less current portion....................................    3,637       2,615
                                                          -------     -------
                                                          $30,394     $35,767
                                                          =======     =======

     The Revolving Credit Agreement, as amended, currently allows for maximum borrowings of $65 million, reduced annually by $5 million through its expiration on October 13, 2000. The Revolving Credit Agreement requires, among other matters, that the Company maintain a specified level of consolidated net worth and meet interest and leverage ratio requirements, and restricts capital expenditures, declaration or payment of dividends on or repurchases of Common Stock and the incurrence of additional indebtedness, as defined. As of June 30, 1998, the Company was in compliance with all covenants. Interest on borrowings is variable; either at prime, Eurodollar or cost of funds (as defined) rates, at the option of the Company. As of June 30, 1998, the average interest rate under the Revolving Credit Agreement was 8.5%.

     Prior to 1998, the Company had used non-leveraged interest rate swaps to manage interest rate risk. Such swaps represented the only derivative financial instruments used by the Company and have been terminated.

     The Fourth Amendment to the Revolving Credit Agreement dated June 30, 1998 revises certain provisions described above. Effective June 30, 1998, the interest rates and certain fees incurred in connection with borrowings and available borrowings were reduced. Additionally, the calculations of certain financial ratios were revised and restrictions on capital expenditures, dividends and operating leases were removed.

     Relevant information regarding borrowings under the Revolving Credit Agreement is reflected below:

                                                            YEAR ENDED JUNE 30,
                                                      -------------------------------
                                                       1996        1997        1998
                                                       ----        ----        ----
                                                              (IN THOUSANDS)
Outstanding borrowings, end of period...............  $55,000     $27,000     $35,000
Approximate average outstanding balance throughout
  the period........................................   16,847      13,602         530
Approximate maximum outstanding balance during the
  period............................................   55,000      55,000      35,000
Weighted average interest rate for the period.......     7.33%       7.20%       8.50%

     Capitalized leases and installment notes for equipment and furniture expire at various dates through June 2000. The following is a schedule of approximate future minimum payments under capitalized leases, together with the present value of the net minimum payments as of June 30, 1998:

FISCAL YEARS                                             (IN THOUSANDS)
------------                                             --------------
1999...................................................      $2,820
2000...................................................         772
                                                             ------
Total minimum payments.................................       3,592
Less amount representing interest......................         210
                                                             ------
Present value of net minimum payments..................      $3,382
                                                             ======

     Depreciation expense on assets financed through capitalized leases and installment notes was approximately $3,182,000, $3,705,000 and $3,441,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

7. COMMITMENTS AND CONTINGENCIES:

     The Company and its subsidiaries lease certain classroom, dormitory and office space under operating leases, which expire on various dates through June 2014. Rent expense under these leases was approximately $17,689,000, $20,226,000 and $24,904,000, respectively for 1996, 1997 and 1998. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 1998 are reflected below:

FISCAL YEARS                                             (IN THOUSANDS)
------------                                             --------------
1999...................................................     $ 19,164
2000...................................................       16,352
2001...................................................       12,744
2002...................................................       10,052
2003...................................................       10,125
Thereafter.............................................       72,116
                                                            --------
                                                            $140,553
                                                            ========

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

8. RELATED PARTY TRANSACTIONS:

     The Art Institute of Philadelphia, Inc., a wholly owned subsidiary of The Art Institutes International, Inc. ("AII"), which is a wholly owned subsidiary of EDMC, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are minority limited partners. The Art Institute of Fort Lauderdale, Inc., another wholly owned subsidiary of AII, leases part of its facility from a partnership in which an executive officer/director of EDMC is a minority limited partner. Total rental payments under these arrangements were $1,894,000 for each of the three years ended June 30, 1998.

9. EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution retirement plan, which covers substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. There are no unfunded past service costs related to the plan. During 1998, the Company amended the 401(k) retirement plan, whereby the Company will match 100% of employee contributions up to 3% of compensation and 50% of contributions between 3% and 6% of compensation. The expense relating to these plans was approximately $515,000, $526,000 and $1,198,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

     The Company has established an ESOP, which enables eligible employees to acquire stock ownership in the Company. Prior to the Offering, the Company made annual contributions, in addition to dividends paid on the Series A Preferred Stock held by the ESOP, sufficient to service the interest and principal obligations on the ESOP's debt to the Company. Since the Company functioned as the lender to the ESOP, the contribution for the interest component of debt service was immediately returned to the Company. Such interest income and expense was netted in the accompanying consolidated statements of income. During the year ended June 30, 1996, the Senior term loan obtained for the ESOP's acquisition of securities from EDMC was entirely repaid, as was the loan between the ESOP and the Company.

     Shares and cash forfeiture allocations are made to the accounts of eligible participating employees based upon each participant's compensation level relative to the total compensation of all eligible employees. Eligible employees vest their ESOP accounts based on a seven-year schedule, which includes credit for past service. Distribution of shares from the ESOP are made following the retirement, disability or death of an employee. For employees who terminate for any other reason, their vested balance will be offered for distribution in accordance with the terms of the ESOP.

10. OTHER ASSETS:

     Other assets consist of the following as of June 30:

                                                             1997      1998
                                                             ----      ----
                                                             (IN THOUSANDS)
Investment in Federal Perkins Loan Program, net of
  allowance for estimated future loan losses of $602 and
  $1,032..................................................  $2,398    $2,408
Cash value of life insurance, net of loans of $781 each
  year; face value of $6,611..............................   1,785     2,045
Other, net of amortization of $991 and $1,601.............   2,198     1,834
                                                            ------    ------
                                                            $6,381    $6,287
                                                            ======    ======

11. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of June 30:

                                                            1997      1998
                                                            ----      ----
                                                            (IN THOUSANDS)
Payroll taxes and payroll related........................  $4,599    $ 6,297
Income and other taxes...................................   1,003        431
Other....................................................   4,176      3,434
                                                           ------    -------
                                                           $9,778    $10,162
                                                           ======    =======

12. INCOME TAXES:

     The provision for income taxes includes current and deferred taxes as reflected below:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1996      1997      1998
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Current taxes:
  Federal...............................................  $3,215    $7,594    $ 9,780
  State.................................................     683     1,250      1,776
                                                          ------    ------    -------
     Total current taxes................................   3,898     8,844     11,556
                                                          ------    ------    -------
Deferred taxes..........................................     137    (1,613)    (1,184)
                                                          ------    ------    -------
     Total provision....................................  $4,035    $7,231    $10,372
                                                          ======    ======    =======

     The provision for income taxes reflected in the accompanying consolidated statements of income vary from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

                                                               YEAR ENDED JUNE 30,
                                                             ------------------------
                                                             1996      1997      1998
                                                             ----      ----      ----
Federal statutory income tax rate..........................  34.0%     35.0%     35.0%
State and local income taxes, net of federal income tax
  benefit..................................................   6.0       5.1       4.7
Amortization of goodwill and other intangibles.............   1.5        .9        .6
Deductible portion of dividends on Series A Preferred
  Stock....................................................  (6.0)       --        --
Non-deductible expenses....................................   1.1        .8       1.0
Other, net.................................................    .5        .2        .7
                                                             ----      ----      ----
     Effective income tax rate.............................  37.1%     42.0%     42.0%
                                                             ====      ====      ====

     Net deferred income tax assets (liabilities) consist of the following as of June 30:

                                                          1996       1997       1998
                                                          ----       ----       ----
                                                                (IN THOUSANDS)
Deferred income tax--current...........................  $   381    $ 1,509    $ 2,361
Deferred income tax--long-term.........................   (2,146)    (1,661)    (1,329)
                                                         -------    -------    -------
  Net deferred income tax asset (liability)............  $(1,765)   $  (152)   $ 1,032
                                                         =======    =======    =======
Consisting of:
  Financial reserves and other.........................  $   921    $  (408)   $   773
  Allowance for doubtful accounts......................    1,175      2,959      3,493
  Assigned asset values in excess of tax basis.........   (2,126)    (2,006)    (1,581)
  Depreciation.........................................   (1,735)      (697)    (1,653)
                                                         -------    -------    -------
Net deferred income tax asset (liability)..............  $(1,765)   $  (152)   $ 1,032
                                                         =======    =======    =======

13. STOCK BASED COMPENSATION:

     In October 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan") for directors, executive management and key personnel. The 1996 Plan provides for the issuance of stock-based incentive awards with respect to a maximum of 1,250,000 shares of Common Stock. During 1997 and 1998, options covering a total of 609,500 and 20,000 shares, respectively, were granted under the 1996 Plan. Options issued under this plan provide for time-based vesting over four years.

     The Company has two non-qualified management stock option plans under which options to purchase a maximum of 359,642 and 200,000 shares of Common Stock have been granted to management employees. In August 1996, all outstanding options under these non-qualified plans were vested. An option covering 21,500 shares granted during 1997 under one of these plans provides for time-based vesting over four years. Under the terms of these plans, the Board of Directors granted options to purchase shares at prices varying from $2.54 to $26.75 per share, representing the fair market value at the time of the grant. Compensation expense related to vesting of certain options of $464,000 and $375,000 was recognized for the years ended June 30, 1996 and 1997, respectively.

     In addition to the above stock option plans, an agreement was entered into with an executive during 1996 granting options for the purchase of 75,000 shares of Class B Stock at $11.00 per share. The agreement provided for time-based vesting over four years. This executive discontinued employment during 1997 and forfeited options which had been granted with respect to 42,187 shares.

     In 1997, the Company adopted an employee stock purchase plan. The plan allows eligible employees of the Company to purchase up to an aggregate of 750,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan were 7,836 in 1997 and 18,254 in 1998.

     The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the stock option and stock purchase plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                            1996      1997      1998
                                                            ----      ----      ----
Net income (in 000's):....................  As reported    $5,920    $9,985    $14,322
                                            Pro forma      $5,721    $9,553    $13,591
Basic EPS:................................  As reported    $  .53    $  .80    $   .99
                                            Pro forma      $  .50    $  .76    $   .94
Diluted EPS:..............................  As reported    $  .31    $  .72    $   .96
                                            Pro forma      $  .29    $  .69    $   .91

     SUMMARY OF STOCK OPTIONS

                                          1996                    1997                    1998
                                  --------------------    --------------------    --------------------
                                              WEIGHTED                WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE                 AVERAGE
                                   NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                  OF SHARES    PRICE      OF SHARES    PRICE      OF SHARES    PRICE
                                  ---------    -----      ---------    -----      ---------    -----
Outstanding at beginning of
  year..........................   538,145     $ 4.15       613,145    $ 4.98     1,096,358    $10.00
Granted.........................    75,000      11.00       631,000     15.07        30,000     26.27
Exercised.......................        --                   52,600      6.66        57,738     10.19
Forfeited.......................        --                   95,187     13.23        13,500     15.00
                                   -------     ------     ---------    ------     ---------    ------
Outstanding, end of year........   613,145     $ 4.98     1,096,358    $10.00     1,055,120    $10.42
                                   =======     ======     =========    ======     =========    ======
Exercisable, end of year........   473,593                  521,358                 633,582
                                   =======                =========               =========
Weighted average fair value of
  options granted (000's)*......   $   342                $   3,852               $     240
                                   =======                =========               =========

---------
* The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted averages assumptions for grants:

                                              1996     1997     1998
                                              -----    -----    -----
Risk free interest rate.....................   6.20%    6.14%       6.12%
Expected dividend yield.....................   0        0           0
Expected life of options (years)............   6        6           6
Expected volatility rate....................  33.7 %   34.3 %      33.7%

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Nominees as Directors for Terms Expiring at the 2001 Annual Meeting of Shareholders," "Directors Continuing in Office," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Compensation of Executive Officers and Directors," "Compensation Committee Interlocks and Insider Participants," "Employment Agreement," "Compensation Committee Report on Executive Compensation," and "Performance Graph," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 1998.

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

Date: September 28, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                       TITLE                        DATE
                  ---------                                       -----                        ----

            /s/ ROBERT B. KNUTSON                     Chairman and                      September 28, 1998
---------------------------------------------         Chief Executive Officer
              Robert B. Knutson                       and Director

            /s/ MIRYAM L. DRUCKER                     Vice Chairman and Director        September 28, 1998
---------------------------------------------
              Miryam L. Drucker

           /s/ ROBERT T. MCDOWELL                     Senior Vice President and         September 28, 1998
---------------------------------------------         Chief Financial Officer
             Robert T. McDowell

           /s/ JAMES J. BURKE, JR.                    Director                          September 28, 1998
---------------------------------------------
             James J. Burke, Jr.

            /s/ ALBERT GREENSTONE                     Director                          September 28, 1998
---------------------------------------------
              Albert Greenstone

            /s/ ROBERT H. ATWELL                      Director                          September 19, 1998
---------------------------------------------
              Robert H. Atwell

        /s/ WILLIAM M. CAMPBELL, III                  Director                          September 20, 1998
---------------------------------------------
          William M. Campbell, III

          /s/ JAMES S. PASMAN, JR.                    Director                          September 28, 1998
---------------------------------------------
            James S. Pasman, Jr.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                EXHIBIT                                   SEQUENTIAL PAGE NUMBER
-------                               -------                                   ----------------------
3.01     Amended and Restated Articles of Incorporation                       Incorporated herein by
                                                                              reference to Exhibit 3.01
                                                                              to the Annual Report on
                                                                              Form 10-K for the year
                                                                              ended June 30, 1997 (the
                                                                              "1997 Form 10-K")

3.02     Articles of Amendment filed on February 4, 1997                      Incorporated herein by
                                                                              reference to Exhibit 3.02
                                                                              to the 1997 Form 10-K

3.03     Restated By-laws                                                     Incorporated herein by
                                                                              reference to Exhibit 3.03
                                                                              to the 1997 Form 10-K

4.01     Specimen Common Stock Certificate                                    Incorporated herein by
                                                                              reference to Exhibit 4.01
                                                                              to Amendment No. 3 filed
                                                                              on October 28, 1996 to the
                                                                              Registration Statement on
                                                                              Form S-1 (File No. 333-
                                                                              10385) filed on August 19,
                                                                              1996 (the "Form S-1")

4.02     Rights Agreement, dated as of October 1, 1996, between Education     Incorporated herein by
         Management Corporation and Mellon Bank, N.A.                         reference to Exhibit 4.02
                                                                              to the 1997 Form 10-K

10.01    Education Management Corporation Employee Stock Ownership Plan       Incorporated herein by
                                                                              reference to Exhibit 10.01
                                                                              to the Form S-1

10.02    First Amendment to Education Management Corporation Employee         Incorporated herein by
         Stock Ownership Plan                                                 reference to Exhibit 10.02
                                                                              to Amendment No. 1 filed
                                                                              on October 1, 1996
                                                                              ("Amendment No. 1") to the
                                                                              Form S-1

10.03    Second Amendment to Amended and Restated Education Management        Incorporated herein by
         Corporation Employee Stock Ownership Plan                            reference to Exhibit 10.03
                                                                              to the Form S-1

10.04    Third Amendment to Amended and Restated Education Management         Incorporated herein by
         Corporation Employee Stock Ownership Plan                            reference to Exhibit 10.04
                                                                              to Amendment No. 1

10.05    Fourth Amendment to Amended and Restated Education Management        Filed herewith
         Corporation Employee Stock Ownership Plan

10.06    Education Management Corporation Management Incentive Stock          Incorporated herein by
         Option Plan, effective November 11, 1993                             reference to Exhibit 10.05
                                                                              to the Form S-1

10.07    EMC Holdings, Inc. Management Incentive Stock Option Plan,           Incorporated herein by
         effective July 1, 1990                                               reference to Exhibit 10.06
                                                                              to Amendment No. 1

EXHIBIT
NUMBER                                EXHIBIT                                   SEQUENTIAL PAGE NUMBER
-------                               -------                                   ----------------------
10.08    Form of Management Incentive Stock Option Agreement, dated           Incorporated herein by
         various dates, between EMC Holdings, Inc. and various management     reference to Exhibit 10.07
         employees                                                            to Amendment No. 1

10.09    Form of Amendment to Management Incentive Stock Option Agreement,    Incorporated herein by
         dated January 19, 1995, among Education Management Corporation       reference to Exhibit 10.08
         and various management employees                                     to Amendment No. 1

10.10    Education Management Corporation Retirement Plan                     Incorporated herein by
                                                                              reference to Exhibit 10.09
                                                                              to Amendment No. 1

10.11    First Amendment to Education Management Corporation Retirement       Filed herewith
         Plan

10.12    Education Management Corporation Deferred Compensation Plan          Incorporated herein by
                                                                              reference to Exhibit 10.11
                                                                              to the Form S-1

10.13    1996 Employee Stock Purchase Plan                                    Incorporated herein by
                                                                              reference to Exhibit 10.12
                                                                              to Amendment No. 1

10.14    Education Management Corporation 1996 Stock Incentive Plan           Incorporated herein by
                                                                              reference to Exhibit 10.13
                                                                              to Amendment No. 1

10.15    Second Amended and Restated Employment Agreement, dated August       Incorporated herein by
         15, 1996, between Robert B. Knutson and Education Management         reference to Exhibit 10.15
         Corporation                                                          to the Form S-1

10.16    Form of EMC-Art Institutes International, Inc. Director's and/or     Incorporated herein by
         Officer's Indemnification Agreement                                  reference to Exhibit 10.17
                                                                              to the Form S-1

10.17    Agreement and Lease, dated September 1, 1978, between Stabile &      Incorporated herein by
         Associates and Education Management Corporation                      reference to Exhibit 10.18
                                                                              to Amendment No. 1

10.18    Amendment to Agreement and Lease, dated March 1, 1980, between       Incorporated herein by
         Stabile & Associates and Education Management Corporation            reference to Exhibit 10.19
                                                                              to Amendment No. 1

10.19    Renewal Option Letter Agreement dated November 21, 1984 between      Incorporated herein by
         Stabile & Associates and Education Management Corporation            reference to Exhibit 10.20
                                                                              to Amendment No. 1

10.20    Common Stock Registration Rights Agreement, dated as of August       Incorporated herein by
         15, 1996, among Education Management Corporation and Marine          reference to Exhibit 10.19
         Midland Bank, Northwestern Mutual Life Insurance Company,            to the 1997 Form 10-K
         National Union Fire Insurance Company of Pittsburgh, PA, Merrill
         Lynch Employees LBO Partnership No. I, L.P., Merrill Lynch IBK
         Positions, Inc., Merrill Lynch KECALP L.P., 1986, Merrill Lynch
         Offshore LBO Partnership No. IV, Merrill Lynch Capital
         Corporation, Merrill Lynch Capital Appreciation Partnership IV,
         L.P., Robert B. Knutson and certain other individuals

EXHIBIT
NUMBER                                EXHIBIT                                   SEQUENTIAL PAGE NUMBER
-------                               -------                                   ----------------------
10.21    Amended and Restated Credit Agreement, dated March 16, 1995,         Incorporated herein by
         among Education Management Corporation, certain banks and PNC        reference to Exhibit 4.16
         Bank, National Association                                           to Amendment No. 1

10.22    First Amendment to Amended and Restated Credit Agreement, dated      Incorporated herein by
         October 13, 1995, among Education Management Corporation, certain    reference to Exhibit 4.17
         banks and PNC Bank, National Association                             to the Form S-1

10.23    Second Amendment to Amended and Restated Credit Agreement, dated     Incorporated herein by
         July 31, 1996, among Education Management Corporation, certain       reference to Exhibit 4.18
         banks and PNC Bank, National Association                             to Amendment No. 1

10.24    Third Amendment to Amended and Restated Credit Agreement, dated      Incorporated herein by
         March 14, 1997, among Education Management Corporation, certain      reference to Exhibit 10.23
         banks and PNC Bank, National Association                             to the 1997 Form 10-K

10.25    Fourth Amendment to Amended and Restated Credit Agreement, dated     Filed herewith
         June 30, 1998, among Education Management Corporation, certain banks and PNC Bank, National Association

10.26    Nonqualified Stock Option Agreement, dated May 2, 1996, between      Incorporated herein by
         Education Management Corporation and William M. Webster, IV          reference to Exhibit 4.22
                                                                              to the form S-1

10.27    Letter Agreement, dated August 9, 1996, between Education            Incorporated herein by
         Management Corporation Employee Stock Ownership Trust and            reference to Exhibit 4.23
         Education Management Corporation                                     to Amendment No. 1

10.28    Form of Common Stock Subscription and Repurchase Agreement, dated    Incorporated herein by
         various dates, between Education Management Corporation and          reference to Exhibit 4.11
         various stock purchasers                                             to Amendment No. 1

10.29    Form of Amendment No. 1 to Common Stock Subscription and             Incorporated herein by
         Repurchase Agreement, dated January 1, 1996, between Education       reference to Exhibit 4.12
         Management Corporation and certain management stockholders           to Amendment No. 1

10.30    Form of Common Stock Subscription and Repurchase Agreement, dated    Incorporated herein by
         various dates, between Education Management Corporation and          reference to Exhibit 4.13
         certain management stockholders                                      to Amendment No. 1

10.31    Amendment No. 1 to Common Stock Subscription and Repurchase          Incorporated herein by
         Agreement, dated January 19, 1995, between Education Management      reference to Exhibit 4.14
         Corporation and certain management stockholders                      to Amendment No. 1

10.32    Amendment No. 2 to Common Stock Subscription and Repurchase          Incorporated herein by
         Agreement, dated January 1, 1996, between Education Management       reference to Exhibit 4.15
         Corporation and certain management stockholders                      to Amendment No. 1

21.01    List of subsidiaries of Education Management Corporation

23.01    Consent of Arthur Andersen LLP

27.01    Financial Data Schedule

                                                        SCHEDULE

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                BALANCE AT   ADDITIONS                            BALANCE AT
                                                BEGINNING    CHARGED TO                             END OF
                                                OF PERIOD     EXPENSES    DEDUCTIONS   OTHER(A)     PERIOD
                                                ----------   ----------   ----------   --------   ----------
ALLOWANCE ACCOUNTS FOR:
Year ended June 30, 1996
  Uncollectible accounts receivable...........    $1,529       $2,995       $1,586       $ --       $2,938
  Estimated future loan losses................       559           16           --         --          575
Year ended June 30, 1997
  Uncollectible accounts receivable...........     2,938        3,911           --        544        7,393
  Estimated future loan losses................       575           27           --         --          602
Year ended June 30, 1998
  Uncollectible accounts receivable...........     7,393        5,443        4,518         --        8,318
  Estimated future loan losses................       602          430           --         --        1,032

---------------
(a) Uncollectible accounts receivable acquired in connection with acquisitions of subsidiaries.