Form 10-Q
period 1998-09-30
EDUCATION MANAGEMENT CORPORATION
filed 1998-11-16
CIK 880059

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: SEPTEMBER 30, 1998       COMMISSION FILE NUMBER: 000-21363

                                 ---------------

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

The shares outstanding of the registrant's Common Stock as of September 30, 1998 was 14,592,530


================================================================================

                                      INDEX

PART I  -     FINANCIAL INFORMATION                                                     PAGE

              ITEM 1     -  CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS (UNAUDITED)......................................3-6
              ITEM 2     -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            RESULTS OF OPERATIONS AND FINANCIAL CONDITION..............7-10


PART II  -    OTHER INFORMATION

              ITEM 1     -  LEGAL PROCEEDINGS............................................11
              ITEM 2     -  CHANGES IN SECURITIES........................................11
              ITEM 3     -  DEFAULTS UPON SENIOR SECURITIES..............................11
              ITEM 4     -  SUBMISSION OF MATTERS TO A VOTE OF
                            SECURITY HOLDERS.............................................11
              ITEM 5     -  OTHER INFORMATION............................................11
              ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K.............................11


SIGNATURES ..............................................................................12

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,  JUNE 30,  SEPTEMBER 30,
                                                                                     1997        1998        1998
                                                                                 ------------   -------    ---------
                                                                                 (unaudited)              (unaudited)
                 ASSETS
                 CURRENT ASSETS:
                   Cash and cash equivalents....................................   $  8,793     $ 46,533    $  6,150
                   Restricted cash..............................................        586          777         975
                                                                                   --------     --------    --------
                        Total cash and cash equivalents.........................      9,379       47,310       7,125
                   Receivables:
                     Trade, net of allowances ..................................      8,516        7,689       5,684
                     Notes, advances and other..................................      1,616        3,989       5,110
                   Inventories..................................................      2,604        1,933       3,143
                   Deferred income taxes........................................      1,509        2,361       2,361
                   Other current assets.........................................      4,477        2,341       6,373
                                                                                   --------     --------    --------
                        Total current assets....................................     28,101       65,623      29,796
                                                                                   --------     --------    --------
                 PROPERTY AND EQUIPMENT, NET....................................     52,791       57,420      73,835
                 OTHER ASSETS...................................................      6,142        6,287       6,339
                 GOODWILL, NET OF AMORTIZATION .................................     18,318       19,453      19,307
                                                                                  ---------    ---------   ---------
                        TOTAL ASSETS............................................   $105,352     $148,783    $129,277
                                                                                   ========     ========    ========

                 LIABILITIES AND SHAREHOLDERS' INVESTMENT
                 CURRENT LIABILITIES:
                   Current portion of long-term debt............................   $  3,400     $  2,615    $    745
                   Accounts payable.............................................      4,185        6,982       5,753
                   Accrued liabilities..........................................      8,130       10,162      10,155
                   Advance payments.............................................     26,826       18,338      34,739
                                                                                   --------     --------    --------
                        Total current liabilities...............................     42,541       38,097      51,392
                                                                                   --------     --------    --------
                 LONG-TERM DEBT, LESS CURRENT PORTION...........................      2,679       35,767       1,832
                 DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES..........      1,959        1,594       1,631
                 COMMITMENTS AND CONTINGENCIES
                 SHAREHOLDERS' INVESTMENT:
                   Common Stock.................................................        144          145         146
                   Additional paid-in capital...................................     88,091       89,025      89,688
                   Treasury stock, 39,401 shares at cost........................       (354)        (354)       (354)
                   Stock subscriptions receivable...............................         (8)          (8)          -
                   Accumulated deficit..........................................    (29,700)     (15,483)    (15,058)
                                                                                   --------     --------    --------
                        TOTAL SHAREHOLDERS' INVESTMENT..........................     58,173       73,325      74,422
                                                                                   --------     --------    --------
                        TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT..........   $105,352     $148,783    $129,277
                                                                                   ========     ========    ========





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     FOR THE THREE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                   -------------------------
                                                                                      1997          1998
                                                                                   ----------     ----------

                  NET REVENUES................................................       $ 43,176     $ 50,079
                  COSTS AND EXPENSES:
                    Educational services......................................         31,684       37,014
                    General and administrative................................         10,728       12,073
                    Amortization of intangibles...............................            536          294
                                                                                     --------     --------
                                                                                       42,948       49,381
                                                                                     --------     --------
                  INCOME BEFORE INTEREST AND TAXES............................            228          698
                    Interest expense (income), net............................             47          (34)
                                                                                     --------     --------
                  INCOME BEFORE INCOME TAXES..................................            181          732
                    Provision for income taxes................................             76          307
                                                                                     --------     --------
                  NET INCOME..................................................       $    105     $    425
                                                                                     ========     ========
                  EARNINGS PER SHARE:
                      Basic...................................................       $    .01     $    .03
                                                                                     ========     ========
                      Diluted.................................................       $    .01     $    .03
                                                                                     ========     ========
                  WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
                      Basic...................................................         14,429       14,537
                      Diluted.................................................         14,855       15,129




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    FOR THE THREE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                  ------------------------
                                                                                     1997          1998
                                                                                  ----------    ----------
                    CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income.......................................             $    105    $    425
                      ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
                         FROM OPERATING ACTIVITIES:
                           Depreciation and amortization.....................          3,361       3,671
                           Changes in current assets and liabilities:
                              Restricted cash................................             (5)       (198)
                              Receivables....................................            415         884
                              Inventories....................................         (1,248)     (1,210)
                              Other current assets...........................         (2,230)     (4,032)
                              Accounts payable...............................         (1,720)     (1,229)
                              Accrued liabilities............................         (1,659)         (7)
                              Advance payments...............................         10,994      16,401
                                                                                    --------    --------
                                Total adjustments............................          7,908      14,280
                                                                                    --------    --------
                                Net cash flows from operating activities.....          8,013      14,705
                                                                                    --------    --------
                    CASH FLOWS FROM INVESTING ACTIVITIES:
                      Expenditures for property and equipment................         (4,177)    (19,902)
                      Other, net.............................................            (51)        (53)
                                                                                    ---------   --------
                                Net cash flows from investing activities.....         (4,228)    (19,955)
                                                                                    --------    --------

                    CASH FLOWS FROM FINANCING ACTIVITIES:
                      Principal payments on debt.............................        (27,952)    (35,805)
                      Net proceeds from issuance of Common Stock.............            134         664
                      Other capital stock transactions, net..................            180           8
                                                                                    --------    --------
                                Net cash flows from financing activities.....        (27,638)    (35,133)
                                                                                    ---------   ---------

                    NET CHANGE IN CASH AND CASH EQUIVALENTS..................        (23,853)    (40,383)

                    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........         32,646      46,533
                                                                                    --------    --------

                    CASH AND CASH EQUIVALENTS, END OF PERIOD.................       $  8,793    $  6,150
                                                                                    ========    ========

                    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                    Cash paid during the period for:
                      Interest...............................................       $    221    $    182
                      Income taxes...........................................          1,129         466


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the Company's 1998 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 1998 and 1999 refer to the three-month periods ended September 30, 1997 and 1998, respectively.

2. Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. Through its operating units, the Art Institutes ("The Art Institutes"), The New York Restaurant School ("NYRS"), NCPT, and The National Center for Professional Development ("NCPD"), the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts and technology, culinary arts, fashion and professional development. The Company has provided career oriented education programs since 1962.

3. Reflected below is a summary of the Company's authorized and outstanding capital stock:

                                                                                             OUTSTANDING
                                                                    ---------------------------------------------------------------
       CAPITAL STOCK             PAR VALUE         AUTHORIZED       SEPTEMBER 30, 1997       JUNE 30, 1998       SEPTEMBER 30, 1998
       -------------------    --------------     --------------     -------------------     ---------------     -------------------
       Preferred Stock          $    .01           10,000,000                       -                   -                       -
       Common Stock             $    .01           60,000,000              14,434,737          14,499,446              14,592,530

           Effective September 10, 1998, additional options to purchase 585,200 shares of the Company's Common Stock were granted to executive management and key personnel. These options vest over four years and provide for an average exercise price of $29.91, based upon the market value of the shares as of the grant date.

4. On December 19, 1997, the Company acquired the assets (principally accounts receivable and equipment) of The Louise Salinger School in San Francisco, California, for $600,000 in cash. The school was renamed The Art Institutes International at San Francisco and in April 1998 regained eligibility to participate in various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended.

          On February 26, 1998, the Company acquired certain assets related to the operations of Bassist College in Portland, Oregon, for approximately $900,000 in cash. The purchase agreement provides for certain adjustments, based upon the resolution of certain liabilities and additional consideration, based upon a specified percentage of gross revenues over the next five years. The assets acquired were principally accounts receivable and equipment. The school regained eligibility to participate in Title IV Programs in April 1998 and was renamed The Art Institutes International at Portland.

          The Company's acquisitions have been accounted for using the purchase method of accounting, with the excess of the purchase price over the fair value of the assets acquired being assigned to identifiable intangible assets and goodwill. The results of the acquired entities have been included in the Company's results from the respective dates of acquisition. The pro forma effects, individually and collectively, of the acquisitions in the Company's condensed consolidated financial statements would not materially impact the reported results.

5.        Reconciliation of diluted shares:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                      1997             1998
                                                                  -------------    -----------
                      Basic shares...........................          14,429           14,537
                      Dilution for stock options.............             426              592
                                                                  -----------      -----------
                      Diluted shares.........................          14,855           15,129
                                                                  ===========      ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof or other variations thereon or comparable terminology. Those statements are based on the intent, belief or expectation of Education Management Corporation ("EDMC" or the "Company") as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 1998 and 1999 are to the three-month periods ended September 30, 1997 and 1998, respectively.

RESULTS OF OPERATIONS

     Net revenues increased by 16.0% to $50.1 million in 1999 from $43.2 million in 1998 due primarily to a 13.8% increase in student enrollments, accompanied by an approximate 5% tuition price increase. Total student enrollment at the Company's schools increased from 13,775 in 1998 to 15,672 in 1999, including enrollment growth of approximately 11.3% at the schools that have been operated by the Company for 24 months or more. The Art Institute of Los Angeles ("AILA") commenced classes in October 1997. The Company acquired the Louise Salinger School in December 1997 and Bassist College in February 1998. These schools were renamed The Art Institutes International at San Francisco ("AISF") and The Art Institutes International at Portland ("AIPD"), respectively.

     Educational services expense increased by $5.3 million, or 16.8%, to $37.0 million in 1999 from $31.7 million in 1998, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense increased from 73.4% to 73.9%, for the respective quarters, reflecting mainly additional salaries and facility expenses related to the new locations and costs related to the development of new education programs. Generally, during the initial two years of operations of start-ups and smaller acquisitions, revenue growth trails the increase in such expenses.

     General and administrative expense was $12.1 million in 1999, up 12.5% from $10.7 million in 1998. The increase over the comparable quarter in the prior year reflects higher marketing and student admissions expense, resulting from increased employee compensation and media advertising costs. General and administrative expense as a percent of net revenues decreased from to 24.8% in the first quarter of fiscal 1998, to 24.1% this year, reflecting improved operating leverage. Costs related to centralized functions decreased slightly, as compared to those incurred during the three months ended September 30, 1997.

     Amortization of intangibles decreased by 45.1%, to $294,000 in 1999 from $536,000 in 1998, as a result of certain intangible assets becoming fully amortized.

     The Company had net interest income of $34,000 for 1999, as compared to net interest expense of $47,000 for 1998. This change was mainly attributable to a decrease in the average outstanding debt balance.

     The Company's effective tax rate was 42.0% in 1999 and 1998, and differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

     Net income increased by $320,000 to $425,000 in 1999 from $105,000 in 1998.
The increase resulted from improved operations at the Company's schools owned for more than two years and reduced net interest expense, partially offset by a higher provision for income taxes.

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

     The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although the Company's schools encourage year-round attendance. As a result, total student enrollments at the Company's schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, the Company's profitability has been lowest in its fiscal first quarter due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter. The Company anticipates that the seasonal pattern in revenues and earnings will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $8.0 million and $14.7 million for the three months ended September 30, 1997 and 1998, respectively. The year-to-year improvement relates to the acceleration of receipt of advance tuition payments for the fall quarter at the Company's schools, resulting primarily from streamlining the processing of electronic funds transfers under Title IV Programs.

     The Company had a $21.6 million working capital deficit as of September 30, 1998 as compared to $27.5 million of working capital as of June 30, 1998. The decrease in working capital was due primarily to $35.8 million in debt repayments under the Amended and Restated Credit Agreement, dated March 16, 1995 (the "Revolving Credit Agreement") and capitalized leases. Net trade receivables have decreased by $2.0 million from June 30, 1998.

     Borrowings under the Revolving Credit Agreement are used by the Company primarily to fund working capital needs, resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Revolving Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Revolving Credit Agreement.

     The Company's capital expenditures were $4.2 million and $19.9 million, in 1998 and 1999, respectively. The increase is attributable to the acquisition of The Art Institute of Seattle's main facility and a dormitory facility in Ft. Lauderdale. The combined investment in these two previously leased facilities is approximately $15.5 million.

     Subsequent to September 30, 1998, the Company acquired a building in Denver for approximately $5.0 million. This acquisition will enable The Colorado Institute of Art to consolidate operations that now occupy three facilities (two leased, one owned) into one building. Additionally, the assets of Socrates Distance Learning Technologies Group (Socrates) were purchased for approximately $0.5 million to further the development of the Company's distance learning capabilities. The previous owners will continue to be employed by the Company under two-year employment and non-compete arrangements.

     The Company anticipates increased capital spending for 1999, principally related to the introduction and expansion of culinary arts programs, further investment in schools acquired or started during the previous three years, additional or replacement school and housing facilities and classroom technology.

     The Company leases most of its facilities. Future commitments on existing leases will be paid from cash provided from operating activities.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for years beginning after June 15, 1999.

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

THE COMPANY'S STATE OF READINESS FOR ITS YEAR 2000 ISSUES

     The Company has created a task force (the "Y2K Task Force") which includes members from the Company's significant operating areas. To date, the Y2K Task Force has implemented a program, the goal of which is to assess the potential exposure of each such area to the Y2K problem, which is the first phase of EDMC's overall Y2K program, and, as the second phase thereof, has designed a coordinated plan to determine whether any such potential exposure would result in a problem that would require some remediation. As each such area's Y2K problems are identified, the third phase will be to formulate proposals to determine the best course of action to address each such problem and to address each such problem, and contingency plans will be developed, to the extent possible and necessary. The final phase of the overall Y2K program will be both independent and coordinated testing to ensure Y2K compliance in each operating area. The Company believes that the Y2K Task Force has identified all material IT and non-IT systems owned or operated by EDMC that require a Y2K compliance review.

     The Y2K Task Force remains on track to complete the assessment/inventory phase by January 30, 1999. As part of such phase, the Y2K Task Force successfully completed its first test of the school administrative system in October 1998. Responses to the Y2K Task Force's inquiries to third parties regarding Y2K readiness has been slower than expected. Therefore, the Y2K Task Force now expects to continue receiving responses though December 1998. Of those third parties responding, each entity has made representations that it is, or will be, Y2K compliant in a timely fashion.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

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

     Because the Company is in a regulated industry and relies, indirectly, on only a few sources for a substantial portion of its revenues, EDMC's business is very dependent upon those entities' efforts to address their own Y2K issues. Should any such third parties experience Y2K-related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity or financial condition. For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the U.S. Department of Education's computer systems. The U.S. Department of Education has stated that its systems will be Y2K-compliant in early calendar year 1999 and that various schools will be able to run tests of the remediated systems during the first half of calendar year 1999.

     Similarly, five guaranty agencies provide a substantial majority of the guarantees for the loans issued to the Company's students pursuant to Title IV programs. The Company completed testing with its largest guaranty agency (which accounts for approximately 85% of its total guarantees) in November 1998, with no significant problems encountered.

CONTINGENCY PLANS

     The Y2K Task Force will be developing contingency plans for each of EDMC's significant operating areas. These contingency plans would be utilized in the event that, despite the Company's best efforts, or due to the Company's lack of control over certain third parties, a system is not Y2K-compliant and EDMC's business is adversely affected.

     A more complete discussion of the Company's Y2K issues is contained in the Company's 1998 Annual Report on Form 10-K.

                                     PART II


ITEM 1   - LEGAL PROCEEDINGS

           Not Applicable

ITEM 2   - CHANGES IN SECURITIES

           Not Applicable

ITEM 3   - DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM 5   - OTHER INFORMATION

           In September 1998, the faculty of The New York Restaurant School voted to join a collective bargaining unit. The United Federation of Teachers will represent the faculty members, who number approximately 40.

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:

                  (15)    Report of Independent Public Accountants

                  (27) Financial Data Schedule submitted to the Securities and Exchange Commission in electronic format, filed herewith

           (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed for the three months ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EDUCATION MANAGEMENT CORPORATION
                               (Registrant)

Date: November 16, 1998





                               /s/ ROBERT B.  KNUTSON
                               ------------------------------------------------
                               Robert B. Knutson
                               Chairman and Chief Executive Officer



                               /s/ ROBERT T.  MCDOWELL
                               ------------------------------------------------
                               Robert T. McDowell
                               Senior Vice President and Chief Financial Officer