Form 10-Q
period 1998-12-31
EDUCATION MANAGEMENT CORPORATION
filed 1999-02-16
CIK 880059

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

FOR THE PERIOD ENDED: December 31, 1998       COMMISSION FILE NUMBER: 000-21363

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

                         PREFERRED SHARE PURCHASE RIGHTS
                                (Title of class)




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

The number of shares of the registrant's Common Stock outstanding as of December 31, 1998 was 29,323,046.


================================================================================

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                   PAGE
           ITEM 1  -  CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED).....................................   3-6
           ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION..............  7-10


PART II  - OTHER INFORMATION

           ITEM 1  -  LEGAL PROCEEDINGS..........................................    11
           ITEM 2  -  CHANGES IN SECURITIES......................................    11
           ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES............................    11
           ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...........................................    11
           ITEM 5  -  OTHER INFORMATION..........................................    11
           ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K...........................    11


SIGNATURES.......................................................................    12

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,      JUNE 30,     DECEMBER 31,
                                                                    1997            1998          1998
                                                                -----------      ---------     -----------
                                                                (unaudited)                    (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................     $  3,913      $ 46,533        $  2,510
  Restricted cash ...........................................          325           777             740
                                                                  --------      --------        --------
       Total cash and cash equivalents ......................        4,238        47,310           3,250
  Receivables:
    Trade, net of allowances ................................       11,555         7,689          12,049
    Notes, advances and other ...............................        1,307         3,989           2,503
  Inventories ...............................................        1,779         1,933           2,210
  Deferred income taxes .....................................        1,509         2,361           2,361
  Other current assets ......................................        4,177         2,341           5,103
                                                                  --------      --------        --------
       Total current assets .................................       24,565        65,623          27,476
                                                                  --------      --------        --------
PROPERTY AND EQUIPMENT, NET .................................       56,920        57,420          82,992
OTHER ASSETS ................................................        6,001         6,287           6,813
GOODWILL, NET OF AMORTIZATION ...............................       18,912        19,453          19,662
                                                                  --------      --------        --------
       TOTAL ASSETS .........................................     $106,398      $148,783        $136,943
                                                                  ========      ========        ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT CURRENT LIABILITIES:
  Current portion of long-term debt .........................     $  3,182      $  2,615        $    454
  Accounts payable ..........................................        3,055         6,982           2,539
  Accrued liabilities .......................................       13,267        10,162          15,094
  Advance payments ..........................................       13,448        18,338          14,783
                                                                  --------      --------        --------
       Total current liabilities ............................       32,952        38,097          32,870
                                                                  --------      --------        --------
LONG-TERM DEBT, LESS CURRENT PORTION ........................        5,476        35,767          17,499
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES .......        1,948         1,594           1,486
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' INVESTMENT:
  Common stock ..............................................          289           290             293
  Additional paid-in capital ................................       88,185        88,880          90,458
  Treasury stock, 78,802 shares at cost .....................         (354)         (354)           (354)
  Stock subscriptions receivable ............................           (8)           (8)             --
  Accumulated deficit .......................................      (22,090)      (15,483)         (5,309)
                                                                  --------      --------        --------
       TOTAL SHAREHOLDERS' INVESTMENT .......................       66,022        73,325          85,088
                                                                  --------      --------        --------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT .......     $106,398      $148,783        $136,943
                                                                  ========      ========        ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                              ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                              1997         1998         1997         1998
                                                            --------     --------     --------     --------
NET REVENUES ..........................................     $63,068      $ 74,986     $106,244     $125,065
COSTS AND EXPENSES:
  Educational services ................................      36,600        42,780       68,284       79,793
  General and administrative ..........................      12,807        15,266       23,535       27,340
  Amortization of intangibles .........................         487           294        1,023          587
                                                            -------      --------     --------     --------
                                                             49,894        58,340       92,842      107,720
                                                            -------      --------     --------     --------
INCOME BEFORE INTEREST AND TAXES ......................      13,174        16,646       13,402       17,345
  Interest expense, net ...............................          54           103          100           70
                                                            -------      --------     --------     --------
INCOME BEFORE INCOME TAXES ............................      13,120        16,543       13,302       17,275
  Provision for income taxes ..........................       5,510         6,794        5,586        7,101
                                                            -------      --------     --------     --------
NET INCOME ............................................     $ 7,610      $  9,749     $  7,716     $ 10,174
                                                            =======      ========     ========     ========
EARNINGS PER SHARE:
    Basic .............................................     $   .26      $    .33     $    .27     $    .35
                                                            =======      ========     ========     ========
    Diluted ...........................................     $   .26      $    .32     $    .26     $    .33
                                                            =======      ========     ========     ========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
    Basic .............................................      28,881        29,255       28,868       29,164
    Diluted ...........................................      29,724        30,661       29,716       30,459

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                FOR THE SIX MONTHS
                                                                ENDED DECEMBER 31,
                                                              ----------------------
                                                                1997          1998
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................     $  7,716      $ 10,174
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
     FROM OPERATING ACTIVITIES:
       Depreciation and amortization ....................        6,669         7,344
       Changes in current assets and liabilities:
          Restricted cash ...............................          256            37
          Receivables ...................................       (2,313)       (2,874)
          Inventories ...................................         (423)         (277)
          Other current assets ..........................       (1,930)       (2,762)
          Accounts payable ..............................       (2,478)       (4,443)
          Accrued liabilities ...........................        3,415         4,932
          Advance payments ..............................       (2,390)       (3,555)
                                                              --------      --------
            Total adjustments ...........................          806        (1,598)
                                                              --------      --------
            Net cash flows from operating activities ....        8,522         8,576
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment ...............      (11,604)      (32,550)
  Acquisition of subsidiaries ...........................         (600)         (500)
  Other, net ............................................         (152)         (709)
                                                              --------      --------
            Net cash flows from investing activities ....      (12,356)      (33,759)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt ............................      (25,373)      (20,429)
  Net proceeds from issuance of Common Stock ............          360         1,581
  Other capital stock transactions, net .................          114             8
                                                              --------      --------
            Net cash flows from financing activities ....      (24,899)      (18,840)
                                                              --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .................      (28,733)      (44,023)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........       32,646        46,533
                                                              --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................     $  3,913      $  2,510
                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of interest capitalized of $0 and $105) .     $    393      $    122
  Income taxes ..........................................        1,975         1,012


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the Company's 1998 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 1998 and 1999 refer to the periods ended December 31, 1997 and 1998, respectively.

2. Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. EDMC's schools offer associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts and technology, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for over 35 years, and its schools have graduated over 100,000 students.

3. On December 2, 1998, the Company's Board of Directors authorized a 2-for-1 stock split effected in the form of a stock dividend. The distribution was made on December 29, 1998 to shareholders of record as of the close of business on December 8, 1998. Shareholders received one share of Common Stock for each outstanding share of Common Stock owned. Except as noted herein, all applicable data, including earnings per share, related to the Company's Common Stock have been restated to reflect this stock split. Below is a summary of the Company's authorized and outstanding capital stock:

                                                                                           OUTSTANDING
                                                                  ---------------------------------------------------------------
       CAPITAL STOCK          PAR VALUE          AUTHORIZED        DECEMBER 31, 1997       JUNE 30, 1998       DECEMBER 31, 1998
     -------------------    --------------     --------------     -------------------     ---------------     -------------------
     Preferred Stock          $    .01           10,000,000                      --                  --                      --
     Common Stock             $    .01           60,000,000              28,888,436          28,998,892              29,323,046

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

          On October 1, 1998, the Company acquired the assets of Socrates Distance Learning Technologies Group for approximately $500,000 in cash. This acquisition was made to further the development of the Company's distance learning capabilities. The previous owners will continue to be employed by the Company under two-year employment and non-compete arrangements.

          The Company's acquisitions have been accounted for using the purchase method of accounting, with the excess of the purchase price over the fair value of the net assets acquired being assigned to identifiable intangible assets and goodwill. The results of the acquired entities have been included in the Company's results from the respective dates of acquisition. The pro forma effects, individually and collectively, of the acquisitions in the Company's condensed consolidated financial statements would not materially impact the reported results.

5.   Reconciliation of diluted shares:

                                               THREE MONTHS                   SIX MONTHS
                                             ENDED DECEMBER 31,           ENDED DECEMBER 31,
                                             ------------------           ------------------
                                              1997       1998               1997      1998
                                             ------     ------            ------     ------
     Basic shares ....................       28,881     29,255            28,868     29,164
     Dilution for stock options.......          843      1,406               848      1,295
                                             ------     ------            ------     ------
     Diluted shares ..................       29,724     30,661            29,716     30,459
                                             ======     ======            ======     ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 1998 and 1999 are to the periods ended December 31, 1997 and 1998, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

     Net revenues increased by 18.9% to $75.0 million in 1999 from $63.1 million in the second quarter of 1998 due primarily to a 14.7% increase in student enrollments, accompanied by an approximate 5.0% tuition price increase. Total student enrollment at the Company's schools increased from 18,763 in 1998 to 21,518 in 1999, including enrollment growth of approximately 10.0% at the schools that have been operated by the Company for 24 months or more. The Art Institute of Los Angeles ("AILA") commenced classes in October 1997. The Company acquired the Louise Salinger School in December 1997 and Bassist College in February 1998. These schools were renamed The Art Institutes International at San Francisco ("AISF") and The Art Institutes International at Portland ("AIPD"), respectively.

     Educational services expense increased by $6.2 million, or 16.9%, to $42.8 million in 1999 from $36.6 million in 1998, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense decreased from 58.0% to 57.1%, for the respective quarters, reflecting certain fixed costs matched against increased revenue.

     General and administrative expense was $15.3 million in 1999, up 19.2% from $12.8 million in 1998. The increase over the comparable quarter in the prior year reflects higher marketing and student admissions expense, resulting primarily from increased employee compensation and media advertising costs. General and administrative expense, as a percent of net revenues, increased slightly from 20.3% in the second quarter of fiscal 1998, to 20.4%.

     Amortization of intangibles decreased by 39.6%, to $294,000 in 1999 from $487,000 in 1998, as a result of certain intangible assets becoming fully amortized.

     Net interest expense was $103,000 for 1999, as compared to $54,000 for 1998. This change resulted from increased borrowings during the quarter, primarily related to capital additions.

     The Company's effective tax rate was 41.1% in 1999 and 42.0% in 1998. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

     Net income increased by $2.1 million to $9.7 million in 1999 from $7.6 million in 1998, resulting from increased revenue and improved margins.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1997

     Net revenues increased by 17.7% to $125.1 million for the first six months of fiscal 1999 from $106.2 million for the comparable period in fiscal 1998. Average student enrollment at the Company's schools increased from 16,269 in 1998 to 18,595 in 1999, or 14.3%. The enrollment growth and an approximate 5.0% tuition increase resulted in greater net revenues. Net revenues for 1999 include six months of revenue for newer schools: The Art Institute of Los Angeles
(AILA), AISF and AIPD.

     Educational services expense increased by $11.5 million, or 16.9%, to $79.8 million in 1999 from $68.3 million in 1998, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense decreased from 64.3% to 63.8%, for the respective periods, reflecting certain fixed costs matched against increased revenue.

     General and administrative expense was $27.3 million in 1999, up 16.2% from $23.5 million in 1998. The increase over the comparable period in the prior year reflects higher marketing and student admissions expense, resulting primarily from increased employee compensation and media advertising costs. General and administrative expense, as a percent of net revenues, decreased slightly from 22.2% in the first six months of fiscal 1998 to 21.9% in 1999, primarily as a result of the increased revenues from the Company's newer schools and leveraging of fixed costs.

     Amortization of intangibles decreased by 42.6% to $0.6 million in 1999 from $1.0 million in 1998. The decrease in amortization expense is a result of certain intangible assets becoming fully amortized.

     Net interest expense decreased to $70,000 in 1999 from $100,000 in 1998. The lower interest expense results from a decrease in the average outstanding indebtedness for the comparable six-month period.

     The Company's effective tax rate was 41.1% in 1999 and 42.0% in 1998. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

     Net income increased by $2.5 million or 31.9% to $10.2 million in 1999 from $7.7 million in 1998, resulting from increased revenue and improved margins.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $8.5 million and $8.6 million for the six months ended December 31, 1997 and 1998, respectively. The slight year-to-year improvement reflects the increase in net income and non-cash charges, offset by an increased working capital commitment.

     The Company had a $5.4 million working capital deficit as of December 31, 1998 as compared to $27.5 million of working capital as of June 30, 1998. The decrease in working capital was due primarily to $20.4 million in debt repayments under the Amended and Restated Credit Agreement, dated March 16, 1995 (the "Revolving Credit Agreement") and capitalized leases. Net trade receivables increased $4.4 million from June 30, 1998, reflecting seasonally higher student enrollments.

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

     The Company's capital expenditures were $11.6 million and $32.6 million in 1998 and 1999, respectively. The increase is attributable to the acquisitions and subsequent improvements of three buildings; The Art Institute of Seattle's main facility, a dormitory facility in Ft. Lauderdale and a building in Denver. The combined purchase price of these facilities was approximately $20.5 million. The properties acquired in Seattle and Ft. Lauderdale were previously leased. The acquisition of the building in Denver will enable The Colorado Institute of Art to consolidate operations that now occupy three facilities (two leased, one owned) into one building.

     The Company anticipates increased capital spending for 1999, principally related to the acquisition and improvement of buildings, the introduction and expansion of culinary arts programs, further investment in schools acquired or started during the previous three years and classroom technology.

     The Company leases a significant portion of its facilities. Future commitments on existing leases will be paid from cash provided from operating activities.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Statement of Financial Accounting Standards ("SFAS")
No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in fiscal 2000 and does not anticipate that this statement will have a significant impact on its financial statements or disclosures.

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

THE COMPANY'S STATE OF READINESS FOR ITS YEAR 2000 ISSUES

     The Company has created a task force (the "Y2K Task Force") which includes members from the Company's significant operating areas. To date, the Y2K Task Force has implemented a program, the goal of which is to assess the potential exposure of each such area to the Y2K problem, which is the first phase of EDMC's overall Y2K program, and, as the second phase thereof, has designed a coordinated plan to determine whether any such potential exposure would result in a problem that would require some remediation. As each such area's Y2K problems are identified, the third phase will be to determine the best course of action to address each such problem, implement the solution, and to develop contingency plans, to the extent possible and necessary. The final phase of the overall Y2K program will be both independent and coordinated testing to ensure Y2K compliance in each operating area. The Company believes that the Y2K Task Force has identified all material IT and non-IT systems owned or operated by EDMC that require a Y2K compliance review.

     The Y2K Task Force has completed the assessment/inventory phase. As part of such phase, the Y2K Task Force successfully completed its first test of the school administrative system in October 1998. Responses to the Y2K Task Force's inquiries to third parties regarding Y2K readiness have been slower than expected with about 50% of the vendors responding. The remaining vendors have been reviewed and either removed from the critical vendors list as the result of our internal contingency planning or sent a second questionnaire. Therefore, the Y2K Task Force now expects to continue receiving responses though February 1999. Of those third parties responding, each entity has made representations that it is Y2K compliant, or will be in a timely fashion.

     The Y2K Task Force has created a methodology for the testing and remediation of our classroom environment, and this has been successfully completed at one location. Testing and remediation using the same methodology is now in progress at the other locations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     Based upon its current understanding of the Company's Y2K issues, the Y2K Task Force's estimate for the direct costs of implementing its investigation and remediation plans is between $250,000 and $750,000. These costs will be incurred in fiscal years 1999 and 2000. Additional information must be obtained to determine, for example, whether to recommend the replacement of older hardware and software systems or to expend the resources to bring those systems into Y2K compliance.

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

     Because the Company is in a regulated industry and relies, indirectly, on only a few sources for a substantial portion of its revenues, EDMC's business is very dependent upon those entities' efforts to address their own Y2K issues. Should any such third parties experience Y2K-related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity or financial condition. For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs to its students. Processing of applications for this funding is handled by the U.S. Department of Education's computer systems. The U.S. Department of Education has stated that its systems will be Y2K-compliant in early calendar year 1999 and that various schools will be able to run tests of the remediated systems during the first half of calendar year 1999.

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

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 5, 1998, the annual meeting of the shareholders of the Company was held for the election of directors and so that the shareholders could vote upon one proposal set forth below. The vote results do not reflect the 2-for-1 stock split.

         (i)  Election of directors (Class II):
                                                     SHARES
                                                     ------
                   James J. Burke, Jr.:
                      For                          12,646,291
                      Withheld                         33,708

                   Miryam L. Drucker:
                      For                          12,627,798
                      Withheld                         52,201

         (ii) Approval of the retention of Arthur Andersen LLP as the Company's independent auditors:
                                                     SHARES
                                                     ------

                      For                          12,635,720
                      Against                          21,661
                      Abstain                          22,618

ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              (15)  Report of Independent Public Accountants

              (27) Financial Data Schedule submitted to the Securities and Exchange Commission in electronic format, filed herewith

         (b) Reports on Form 8-K:

                    A report on Form 8-K dated December 2, 1998 was filed during the three months ended December 31, 1998 related to the Company's stock split effected in the form of a stock dividend. The Items listed were Item 5, Other Events, and
                    Item 7(c), Exhibits.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EDUCATION MANAGEMENT CORPORATION
                                           (Registrant)

Date: February 16, 1999





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