Form 10-Q
period 1999-03-31
EDUCATION MANAGEMENT CORPORATION
filed 1999-05-17
CIK 880059

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

FOR THE PERIOD ENDED: MARCH 31, 1999          COMMISSION FILE NUMBER: 000-21363

                                 ---------------

                        EDUCATION MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)


                  PENNSYLVANIA                         25-1119571
        -------------------------------            -------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

         300 SIXTH AVENUE, PITTSBURGH, PA                 15222
     ----------------------------------------           ----------
     (Address of principal executive offices)           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 562-0900
                                                          ----------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

                         PREFERRED SHARE PURCHASE RIGHTS
                         -------------------------------
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

The number of shares of the registrant's Common Stock outstanding as of March 31, 1999 was 29,485,434.


================================================================================

                                                       INDEX


PART I  -   FINANCIAL INFORMATION                                                  PAGE

            ITEM 1  -  CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS (UNAUDITED).......................................3-6
            ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS AND FINANCIAL CONDITION...............7-10


PART II  -  OTHER INFORMATION

            ITEM 1  -  LEGAL PROCEEDINGS.............................................11
            ITEM 2  -  CHANGES IN SECURITIES.........................................11
            ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES...............................11
            ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS..............................................11
            ITEM 5  -  OTHER INFORMATION.............................................11
            ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K..............................11


SIGNATURES  .........................................................................12

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   EDUCATION MANAGEMENT CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (DOLLARS IN THOUSANDS)

                                                                  MARCH 31,       JUNE 30,      MARCH 31,
                                                                    1998            1998          1999
                                                                 -----------     ----------    -----------
                                                                 (unaudited)                   (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................     $  20,634      $  46,533      $  12,574
  Restricted cash ...........................................         1,370            777            680
                                                                  ---------      ---------      ---------
       Total cash and cash equivalents ......................        22,004         47,310         13,254
  Receivables:
    Trade, net of allowances ................................         7,623          7,689          6,846
    Notes, advances and other ...............................         2,679          3,989          3,009
  Inventories ...............................................         1,802          1,933          2,094
  Deferred income taxes .....................................         1,509          2,361          2,361
  Other current assets ......................................         4,674          2,341          4,043
                                                                  ---------      ---------      ---------
       Total current assets .................................        40,291         65,623         31,607
                                                                  ---------      ---------      ---------
PROPERTY AND EQUIPMENT, NET .................................        55,999         57,420         83,166
OTHER ASSETS ................................................         6,271          6,287          6,942
GOODWILL, NET OF AMORTIZATION ...............................        19,716         19,453         19,495
                                                                  ---------      ---------      ---------
       TOTAL ASSETS .........................................     $ 122,277      $ 148,783      $ 141,210
                                                                  =========      =========      =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt .........................     $   2,878      $   2,615      $   1,346
  Accounts payable ..........................................         2,574          6,982          3,674
  Accrued liabilities .......................................        11,862         10,162         10,204
  Advance payments ..........................................        30,694         18,338         32,974
                                                                  ---------      ---------      ---------
       Total current liabilities ............................        48,008         38,097         48,198
                                                                  ---------      ---------      ---------
LONG-TERM DEBT, LESS CURRENT PORTION ........................         1,409         35,767             --
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES........        1,937          1,594          1,501
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common stock ..............................................          290            290            295
  Additional paid-in capital ................................       88,431         88,880         90,774
  Treasury stock, 78,802 shares at cost .....................         (354)          (354)          (354)
  Stock subscriptions receivable ............................           (8)            (8)            --
  Retained earnings (accumulated deficit) ...................      (17,436)       (15,483)           796
                                                                 ---------      ---------      ---------
       TOTAL SHAREHOLDERS' INVESTMENT .......................       70,923         73,325         91,511
                                                                 ---------      ---------      ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT........    $ 122,277      $ 148,783      $ 141,210
                                                                 =========      =========      =========





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                  EDUCATION MANAGEMENT CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                 ENDED MARCH 31,               ENDED MARCH 31,
                                                               1998           1999           1998          1999
                                                            ---------      ---------      ---------     ---------
NET REVENUES ..........................................     $  59,807      $  70,575      $ 166,051     $ 195,640
COSTS AND EXPENSES:
  Educational services ................................        39,318         45,122        107,601       124,915
  General and administrative ..........................        12,191         14,890         35,727        42,230
  Amortization of intangibles .........................           294            314          1,317           901
                                                            ---------      ---------      ---------     ---------
                                                               51,803         60,326        144,645       168,046
                                                            ---------      ---------      ---------     ---------
INCOME BEFORE INTEREST AND TAXES ......................         8,004         10,249         21,406        27,594
  Interest expense (income), net ......................           (15)          (116)            84           (46)
                                                            ---------      ---------      ---------     ---------
INCOME BEFORE INCOME TAXES ............................         8,019         10,365         21,322        27,640
  Provision for income taxes ..........................         3,368          4,260          8,955        11,361
                                                            ---------      ---------      ---------     ---------
NET INCOME ............................................     $   4,651      $   6,105      $  12,367     $  16,279
                                                            =========      =========      =========     =========
EARNINGS PER SHARE:
    Basic .............................................     $     .16      $     .21      $     .43     $     .56
                                                            =========      =========      =========     =========
    Diluted ...........................................     $     .16      $     .20      $     .42     $     .53
                                                            =========      =========      =========     =========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
    Basic .............................................        28,910         29,414         28,882        29,248
    Diluted ...........................................        29,826         30,867         29,753        30,596

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                                FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,
                                                               ------------------------
                                                                  1998          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................     $ 12,367      $ 16,279
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
     FROM OPERATING ACTIVITIES:
       Depreciation and amortization ......................       10,542        12,126
       Changes in current assets and liabilities:
          Restricted cash .................................         (789)           97
          Receivables .....................................          291         1,823
          Inventories .....................................         (446)         (161)
          Other current assets ............................       (2,419)       (1,702)
          Accounts payable ................................       (3,508)       (3,308)
          Accrued liabilities .............................        1,892            42
          Advance payments ................................       14,769        14,636
                                                                --------      --------
            Total adjustments .............................       20,332        23,553
                                                                --------      --------
            Net cash flows from operating activities ......       32,699        39,832
                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries .............................       (1,488)         (500)
  Expenditures for property and equipment .................      (13,839)      (37,304)
  Other, net ..............................................         (322)         (858)
                                                                --------      --------
            Net cash flows from investing activities ......      (15,649)      (38,662)
                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt ..............................      (29,783)      (37,036)
  Net proceeds from issuance of Common Stock ..............          607         1,899
  Other capital stock transactions, net ...................          114             8
                                                                --------      --------
            Net cash flows from financing activities ......      (29,062)      (35,129)
                                                                --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................      (12,012)      (33,959)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............       32,646        46,533
                                                                --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................     $ 20,634      $ 12,574
                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of interest capitalized of $0 and $262) ...     $    564      $    229
  Income taxes ............................................        9,389         9,933


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 1998 has been derived from the audited balance sheet included in the Company's 1998 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month and nine-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 1998 and 1999 refer to the periods ended March 31, 1998 and 1999, respectively.

2. Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. EDMC's schools offer bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for over 35 years, and its schools have graduated over 100,000 students.

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

                                                                                             OUTSTANDING
                                                                    ---------------------------------------------------------------
       CAPITAL STOCK             PAR VALUE       AUTHORIZED           MARCH 31, 1998        JUNE 30, 1998         MARCH 31, 1999
       -------------------    --------------     --------------     -------------------     ---------------     -------------------
       Preferred Stock          $    .01           10,000,000                       -                   -                       -
       Common Stock             $    .01           60,000,000              28,925,700          28,998,892              29,485,434

4. On December 19, 1997, the Company acquired the assets (principally accounts receivable and equipment) of The Louise Salinger School in San Francisco, California, for $600,000 in cash. The school was renamed The Art Institutes International at San Francisco.

         On February 26, 1998, the Company acquired certain assets related to the operations of Bassist College in Portland, Oregon, for approximately $900,000 in cash. The purchase agreement provides for certain adjustments, based upon the resolution of certain liabilities and additional consideration, based upon a specified percentage of gross revenues over the next five years. The assets acquired were principally accounts receivable and equipment. The school was renamed The Art Institutes International at Portland.

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

5.       Reconciliation of diluted shares (000's):

                                                          THREE MONTHS ENDED MARCH 31,    NINE  MONTHS ENDED MARCH 31,
                                                         -----------------------------    ----------------------------
                                                              1998            1999            1998            1999
                                                             ------          ------          ------          ------
               Basic shares...........................       28,910          29,414          28,882          29,248
               Dilution for stock options.............          916           1,453             871           1,348
                                                             ------          ------          ------          ------
               Diluted shares.........................       29,826          30,867          29,753          30,596
                                                             ======          ======          ======          ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 1998 and 1999 are to the periods ended March 31, 1998 and 1999, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

    Net revenues increased by 18.0% to $70.6 million in 1999 from $59.8 million in the third quarter of 1998 due primarily to a 14.8% increase in student enrollments, accompanied by an approximate 5% tuition price increase. Total student enrollment at the Company's schools increased from 18,041 in 1998 to 20,711 in 1999, including enrollment growth of approximately 10.1% at the schools that have been operated by the Company for 24 months or more. Net revenues include those of acquired entities from the date of acquisition. The Company acquired Bassist College in February 1998 and renamed the school The Art Institutes International at Portland ("AIPD").

     Educational services expense increased by $5.8 million, or 14.8%, to $45.1 million in 1999 from $39.3 million in 1998, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense decreased from 65.7% to 63.9%, for the respective quarters. Leveraging of certain expenses, such as salaries and facilities costs, contributed to this improvement.

     General and administrative expense was $14.9 million in 1999, up 22.1% from $12.2 million in 1998. The increase over the comparable quarter in the prior year reflects higher marketing and student admissions expense, resulting primarily from increased employee compensation and media advertising costs. General and administrative expense, as a percent of net revenues, increased from 20.4% in the third quarter of fiscal 1998, to 21.1%. This increase reflects the costs associated with the initial marketing effort for the newly acquired schools.

    Amortization of intangibles increased by $20,000, to $314,000 in 1999, due to the amortization of intangibles resulting from a minor acquisition.

    Net interest income increased from $15,000 in 1998 to $116,000 in 1999. Average outstanding borrowings were lower in 1999, as compared to the same period for 1998. Accordingly, less interest expense was offset against interest income.

    The Company's effective tax rate was 41.1% in 1999 and 42.0% in 1998. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $1.5 million to $6.1 million in 1999 from $4.7 million in 1998, resulting from increased revenue and improved margins.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1997

     Net revenues increased by 17.8% to $195.6 million for the first nine months of fiscal 1999 from $166.1 million for the comparable period in fiscal 1998. Average student enrollment at the Company's schools increased from 16,860 in 1998 to 19,300 in 1999, or 14.5%. The enrollment growth and an approximate 5% tuition increase resulted in greater net revenues. The Art Institute of Los Angeles ("AILA") commenced classes in October 1997. Net revenues include those of acquired entities from the date of acquisition. The Company acquired the Louise Salinger School in December 1997 and renamed the school The Art Institutes International at San Francisco ("AISF"). Net revenues for 1999 include nine months of revenue for newer schools: AILA, AISF and AIPD.

     Educational services expense increased by $17.3 million, or 16.1%, to $124.9 million in 1999 from $107.6 million in 1998, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense decreased from 64.8% to 63.8%, for the respective periods. Leveraging of certain expenses, such as salaries and facilities costs, contributed to this improvement.

     General and administrative expense was $42.2 million in 1999, up 18.2% from $35.7 million in 1998. The increase over the comparable period in the prior year reflects higher marketing and student admissions expense, resulting primarily from increased employee compensation and media advertising costs. General and administrative expense, represented 21.5% and 21.6% of net revenues in the first nine months of fiscal 1998 and fiscal 1999, respectively.

    Amortization of intangibles decreased by 31.6% to $901,000 in 1999 from $1.3 million in 1998. The decrease in amortization expense, for the nine-month period, results from certain intangible assets becoming fully amortized.

    Net interest income was $46,000 in 1999, as compared to net interest expense of $84,000 in 1998. Interest expense declined in connection with the repayment of outstanding borrowings. Accordingly, less interest expense was offset against interest income.

    The Company's effective tax rate was 41.1% in 1999 and 42.0% in 1998. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $3.9 million or 31.6% to $16.3 million in 1999 from $12.4 million in 1998, resulting from increased revenue and improved margins.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $39.8 million for the nine months ended March 31, 1999, an increase of $7.1 million over the comparable period for 1998. The year-to-year improvement reflects the increases in net income and non-cash charges, along with a reduced working capital commitment.

     The Company had a $16.6 million working capital deficit as of March 31, 1999 as compared to $27.5 million of working capital as of June 30, 1998. The decrease in working capital was due primarily to cash used for capital expenditures of $37.3 million and for $37.0 million in debt repayments under the Amended and Restated Credit Agreement, dated March 16, 1995 (the "Revolving Credit Agreement") and capitalized leases.

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

    The Company's capital expenditures were $13.8 million and $37.3 million in 1998 and 1999, respectively. The increase is attributable to the acquisitions and subsequent improvements of three buildings; The Art Institute of Seattle's main facility, a dormitory facility in Ft. Lauderdale and a building in Denver. The combined purchase price of these facilities was approximately $20.5 million. The properties acquired in Seattle and Ft. Lauderdale were previously leased. The acquisition of the building in Denver will enable The Colorado Institute of Art to consolidate operations that now occupy three facilities (two leased, one owned) into one building.

    Subsequent to March 31, 1999, the Company acquired a building in Pittsburgh for approximately $5.1 million. The Company plans to relocate The Art Institute of Pittsburgh to this property after planned renovations have been completed.

     The Company anticipates increased capital spending for 1999, principally related to the acquisition and improvement of buildings discussed above, the introduction and expansion of culinary arts programs, further investment in schools acquired or started during the previous three years and classroom technology.

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

THE COMPANY'S STATE OF READINESS FOR ITS YEAR 2000 ISSUES

    The Company has created a task force (the "Y2K Task Force") which includes members from the Company's significant operating areas. The Y2K Task Force has implemented a program, the goal of which is to assess the potential exposure of each such area to the Y2K problem, which is the first phase of EDMC's overall Y2K program, and, as the second phase thereof, has designed a coordinated plan to determine whether any such potential exposure would result in a problem that would require some remediation. As each such area's Y2K problems are identified, the third phase is to determine the best course of action to address each such problem, implement the solution and to develop contingency plans, to the extent possible and necessary. The final phase of the overall Y2K program is both independent and coordinated testing to ensure Y2K compliance in each operating area. The Company believes that the Y2K Task Force has identified all material IT and non-IT systems owned or operated by EDMC that require a Y2K compliance review.

    The Y2K Task Force has completed the assessment/inventory phase. As part of such phase, the Y2K Task Force successfully completed a "date ahead" test of the school administrative system in October 1998. Responses to the Y2K Task Force's inquiries to third parties regarding Y2K readiness have been slower than expected with about 50% of the vendors responding to the initial inquiry. As a result, vendors that did not respond were either removed from the critical vendors list, as the result of our internal contingency planning, or sent a second questionnaire. Responses from vendors are still arriving, as of April 1999. Of those third parties responding, each entity has made representations that it is Y2K compliant, or will be in a timely fashion.

    The Y2K Task Force has created a methodology for the testing and remediation of our classroom environment, and this has been successfully completed at one location. Testing and remediation using the same methodology is now in progress at the other locations.

    As part of the Y2K Task Force's program, the Company's accounting, human resources and payroll systems were successfully upgraded to a Y2K certified version in March 1999.

    A comprehensive "end-to-end date ahead" test is scheduled for June 1999 that includes testing of the Company's complete software suite and file exchanges. This testing will include as many external agencies that are available or is practicable.

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

RISKS RELATED TO THE COMPANY'S YEAR 2000 ISSUES

    The Company has outlined several possible worst-case scenarios that could arise because of Y2K issues; however, at this time, the Company does not have sufficient information to make an assessment of the likelihood of any of these worst-case scenarios. On the other hand, it should be noted that the Company's schools will not be in session on December 31, 1999 or January 1, 2000, with classes resuming in mid-January 2000.

     Because the Company is in a regulated industry and relies, indirectly, on only a few sources for a substantial portion of its revenues, EDMC's business is very dependent upon those entities' efforts to address their own Y2K issues. Should any such third parties experience Y2K-related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity or financial condition. For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs to its students. The U.S. Department of Education's computer systems handle processing of applications for this funding. In April 1999, the U.S. Department of Education announced that all of its 175 data systems, including its 14 mission-critical systems are Y2K-compliant. The Company is scheduled to test the interface with the U.S. Department of Education of the remediated systems during June 1999.

    Similarly, five guaranty agencies provide a substantial majority of the guarantees for the loans issued to the Company's students pursuant to Title IV Programs. The Company completed testing with its largest guaranty agency (which accounts for approximately 85% of its total guarantees) in November 1998, with no significant problems encountered.

CONTINGENCY PLANS

    The Y2K Task Force is developing contingency plans for each of EDMC's significant operating areas. These contingency plans would be utilized in the event that, despite the Company's best efforts, or due to the Company's lack of control over certain third parties, a system is not Y2K-compliant and EDMC's business is adversely affected. Drafts of these plans are scheduled for completion by June 1999, with testing and revisions continuing through November 1999.

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

           (b) Reports on Form 8-K:

                          A report on Form 8-K dated March 19, 1999 was filed during the three months ended March 31, 1999 related to the Company's promotion of Robert P. Gioella to President and Chief Operating Officer and David J. Pauldine to Executive Vice President. The Items listed were Item 5, Other Events, and Item 7(c), Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              EDUCATION MANAGEMENT CORPORATION
                              (Registrant)

Date: May 17, 1999





                              /s/ Robert B.  Knutson
                              -------------------------------------------------
                              Robert B.  Knutson
                              Chairman and Chief Executive Officer



                              /s/ Robert T.  McDowell
                              -------------------------------------------------
                              Robert T.  McDowell
                              Senior Vice President and Chief Financial Officer