Form 10-K
period 1999-06-30
EDUCATION MANAGEMENT CORPORATION
filed 1999-09-28
CIK 880059

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: JUNE 30, 1999       COMMISSION FILE NUMBER: 000-21363

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. __

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 20, 1999 was approximately $292,128,379. The number of shares of Common Stock outstanding on September 20, 1999 was 29,318,522 shares.

Documents incorporated by reference: Portions of the definitive Proxy Statement of the registrant for the annual meeting of shareholders to be held on November 4, 1999 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Forward-Looking Statements: This Annual Report on Form 10-K contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by their use of terms such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof or other variations thereon or comparable terminology. Those statements are based on the intent, belief or expectation of Education Management Corporation ("EDMC" or the "Company") as of the date of this Annual Report. Such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors, including those factors described at the end of the responses to Item 7 under the heading "Risk Factors." The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 of this Annual Report.

ITEM 1--BUSINESS

BUSINESS OVERVIEW

     EDMC is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. The Company was organized as a Pennsylvania corporation in 1962 and completed its initial public offering (the "IPO") in 1996. Through its main operating unit, the Art Institutes ("The Art Institutes"), the Company offers associate's and bachelor's degree programs and non-degree programs in the areas of design, media arts, culinary arts and fashion. The Company's schools have graduated over 100,000 students. In the fall quarter beginning October 1998, EDMC's schools had 21,518 students enrolled, representing all 50 states and over 85 countries.

     The Company's main operating unit, The Art Institutes, consisted on June 30, 1999 of 18 schools in 16 cities throughout the United States. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, multimedia and web design, computer animation, video production, culinary arts, interior design, industrial design, photography, fashion marketing and fashion design. Those programs typically are completed in 18 to 48 months and culminate in a bachelor's or associate's degree. Eight Art Institutes currently offer bachelor's degree programs, and EDMC expects to continue to introduce bachelor's degree programs at schools in states that permit proprietary postsecondary institutions to offer such programs. In August 1999, the Company acquired the American Business & Fashion Institute in Charlotte, North Carolina and Massachusetts Communications College in Boston.

     The Company offers a culinary arts curriculum at ten Art Institutes, including The Art Institute of Los Angeles, The Art Institutes International Minnesota and The Art Institute of Dallas, which began culinary arts classes in July 1998, October 1998 and April 1999, respectively. The Company also owns the New York Restaurant School ("NYRS"), a culinary arts and restaurant management school located in New York City. NYRS offers an associate's degree program and certificate programs.

     The Company also owns NCPT (The National Center for Paralegal Training), which offers paralegal certificate programs, and The National Center for Professional Development, which maintains consulting relationships with five colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planning certificate programs.

     EDMC's primary objective is to provide career-focused education that maximizes employment opportunities for its students after graduation. EDMC's graduates are employed by a broad range of employers nationwide. Approximately 90.9% of the calendar year 1998 graduates of all programs at EDMC's schools who were available for employment obtained positions in fields related to their programs of study within six months of graduation.

THE BUSINESS OF EDUCATION

     EDMC's primary mission is to maximize student success by providing students with the education necessary to meet employers' current and anticipated needs. To achieve this objective, the Company focuses on marketing to a broad range of potential students, admitting students who possess the relevant interests and capabilities, providing students with programs of study taught by industry professionals, and assisting students with job placement.

     STUDENT RECRUITMENT AND MARKETING

     The general reputation of The Art Institutes and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as television and print media advertising, the World Wide Web, high school visits and recruitment events, and uses its internal advertising agency to create publications, television and radio commercials, videos and other promotional materials for the Company's schools. The Company estimates that in fiscal 1999 referrals accounted for 36% of new student enrollments at The Art Institutes, high school recruitment programs accounted for 21%, broadcast advertising accounted for 22%, print media accounted for 9%, the Company's web sites accounted for 7%, and international marketing accounted for 2%. The remainder was classified as miscellaneous.

     In fiscal 1999, The Art Institutes' marketing efforts generated inquiries from approximately 215,000 qualified prospective students. The Art Institutes' inquiry-to-application conversion ratio has increased from 9.0% in fiscal 1996 to 10.9% in fiscal 1999, and the applicant-to-new student ratio has decreased slightly from 66.7% in fiscal 1996 to 66.6% in fiscal 1999.

     The Company also employs approximately 80 representatives who make presentations at high schools to promote The Art Institutes. Each Art Institute also conducts college preview seminars at which prospective students can meet with a representative, view artwork and videos, and receive enrollment information. In fiscal 1999, representatives visited over 9,000 high schools and attended approximately 1,600 career events. Summer teenager and teacher workshops are held to inform students and educators of the education programs offered by The Art Institutes. The Company's marketing efforts to reach young adults and working adults who may be attracted to evening programs are conducted through local newspaper advertising, direct mail campaigns and broadcast advertising.

     NYRS relies on local television and referrals as its primary marketing tools and also uses high school representatives and presentations at high schools in the New York metropolitan area.

     STUDENT ADMISSIONS AND RETENTION

     Each applicant for admission to an Art Institute is required to have a high school diploma or a recognized equivalent and to submit a written essay. Prospective students are interviewed to assess their qualifications, their interest in the programs offered by the applicable Art Institute and their commitment to their education. In addition, the curricula, student services, education cost, available financial resources and student housing are reviewed during interviews, and tours of the facilities are conducted for prospective students.

     Art Institute students are of varying ages and backgrounds. For fiscal 1999, approximately 26% of the entering students matriculated directly from high school, approximately 31% were between the ages of 19 and 21, approximately 31% were 22 to 29 years of age and approximately 12% were 30 years old or older.

     Students at the Company's schools may fail to finish their programs for a variety of personal, financial or academic reasons. To reduce the risk of student withdrawals, each Art Institute devotes staff resources to advise students regarding academic and financial matters, part-time employment and housing. Remedial courses are mandated for students with low academic skill levels and tutoring is encouraged for students experiencing academic difficulties. The Art Institutes' net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, was 66.4% in fiscal 1998 and 65.4% in fiscal 1999.

     EDUCATION PROGRAMS

     The Art Institutes offer the following degree programs. Certain programs are offered only at select Art Institutes. (For internal purposes, the Company classifies its degree programs according to four "schools" or areas of study.)

THE SCHOOL OF DESIGN                      THE SCHOOL OF MEDIA ARTS

Associate's Degree Programs               Associate's Degree Programs

  Computer-Aided Drafting & Design           Audio Production
  Computer Animation                         Broadcasting
  Graphic Design                             Multimedia & Web Design
  Interior Design                            Photography
  Industrial Design Technology               Video Production
                                             Web Site Administration
Bachelor's Degree Programs
  Computer Animation                      Bachelor's Degree Programs
  Game Art and Design
  Graphic Design                             Interactive Multimedia Programming
  Interior Design                            Online Media & Marketing
  Industrial Design
                                          THE SCHOOL OF FASHION
THE SCHOOL OF CULINARY ARTS
                                          Associate's Degree Programs
Associate's Degree Programs
                                             Fashion Design
   Culinary Arts                             Fashion Marketing
   Restaurant and Catering Management        Visual Merchandising

                                             Bachelor's Degree Programs
Bachelor's Degree Programs
                                             Fashion Design
  Culinary Management                        Fashion Marketing and Management


     NYRS offers associate's degree programs in culinary arts and restaurant management and certificate programs in culinary arts, pastry arts, culinary skills and restaurant management.

     Approximately 7% of the average quarterly student enrollments at the Company's schools in fiscal 1999 were in specialized diploma programs. Academic credits from all of the specialized diploma programs at the Art Institutes and NYRS are fully transferable into associate's and bachelor's degree programs at those schools. Diploma programs are designed for working adults who seek to supplement their education or are interested in enhancing their marketable skills.

     The Company expects to continue to add additional bachelor's degree programs at schools in states that permit proprietary postsecondary institutions to offer such programs.

     GRADUATE EMPLOYMENT

     Based on information received from graduating students and employers, the Company believes that students graduating from The Art Institutes during the five calendar years ended December 31, 1998 obtained employment in fields related to their programs of study as follows:

                                                                       PERCENT OF AVAILABLE
                                                     NUMBER OF        GRADUATES WHO OBTAINED
GRADUATING CLASSES                                   AVAILABLE        EMPLOYMENT RELATED TO
(CALENDAR YEAR)                                   GRADUATES(1)(2)     PROGRAM OF STUDY(2)(3)
------------------                                ----------------    ----------------------
1998............................................       3,941                   90.5%
1997............................................       3,811                   89.0
1996............................................       3,676                   86.8
1995............................................       3,734                   87.4
1994............................................       3,495                   86.4

---------
(1) The term "Available Graduates" refers to all graduates except those who are pursuing further education, deceased, in active military service, have medical conditions that prevent such graduates from working or are international students no longer residing in the United States.

(2) If the graduates of NCPT and NYRS (since its acquisition in August 1996) were included in this table, then the number of graduates and placement rates for 1996, 1997 and 1998 would have been 4,167, 4,749 and 4,719, and 86.4%, 87.3%, and 90.9%, respectively. In addition, the data for 1999 exclude graduates of programs in teach-out status. Had these 230 graduates been included, the total number of graduates available for employment would have been 4,949 with a placement rate of 90.9%.

(3) The information presented reflects employment in fields related to graduates' programs of study within six months after graduation.

     For calendar year 1998, the approximate average starting salaries of graduates of degree and diploma programs at The Art Institutes were as follows:
The School of Culinary Arts--$23,300; The School of Design--$24,500; The School of Fashion--$21,900; and The School of Media Arts--$22,800.

     Each Art Institute offers career-planning services to all graduating students through its employment assistance department. Specific career advice is provided during the last two quarters of a student's education. Interviewing techniques and resume-writing skills are developed, and students receive portfolio counseling where appropriate. The Art Institutes maintain contact with approximately 40,000 employers nationwide. Employment assistance advisors educate employers about the programs at The Art Institutes and the caliber of their graduates and also participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers.

     Employers of Art Institute graduates include numerous small and medium-sized companies, as well as better-known larger companies. The following companies are representative of the larger companies that employ Art Institute graduates: Bell Atlantic Corporation, The Boeing Company, Eddie Bauer, Inc., Ethan Allen Interiors Inc., Flight Safety International, The Home Depot, Inc., Humongous Entertainment, Inc., J. C. Penney Company, Inc., Kinko's Corporation, Marriott International, Inc., The May Department Stores Company, Microsoft Corporation, The Neiman Marcus Group, Inc., Nintendo of America, Nordstrom, Inc., The Ritz-Carlton, Sears Roebuck and Co., Sierra On-Line, Inc., Take2 Interactive Software, Inc., Tele-Communications, Inc., Time Warner Inc., Turner Broadcasting System, Inc., and The Walt Disney Company.

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

     Pursuant to provisions of the Higher Education Act of 1965 ("HEA"), the U.S. Department of Education relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in federal financial aid programs under Title IV of the HEA ("Title IV Programs"). The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of EDMC's schools are accredited by one or more accrediting agencies recognized by the U.S. Department of Education. Five of the Company's schools are either accredited, or are candidates for accreditation, by one of the six regional accrediting agencies that accredit virtually all of the public and private non-profit colleges and universities in the United States.

     The following table shows the location of each of EDMC's schools, the name under which it operates, the year of its establishment, the date EDMC opened or acquired it, the number of students enrolled as of the beginning of the second
(fall) quarter of fiscal 1999, and the accrediting agencies (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first).

                                                                      FISCAL YEAR
                                                         CALENDAR         EDMC
                                                           YEAR        ACQUIRED/
           SCHOOL                    LOCATION          ESTABLISHED       OPENED      ENROLLMENT        ACCREDITING AGENCY
           ------              ---------------------   ------------   ------------   ----------   -----------------------------
The Art Institute of
  Atlanta....................  Atlanta, GA                 1949           1971         1,699      Commission on Colleges of the
                                                                                                  Southern Association of
                                                                                                  Colleges and Schools ("SACS")
The Art Institute of
  Dallas.....................  Dallas, TX                  1964           1985         1,334      SACS

The Art Institute of Fort
  Lauderdale.................  Fort Lauderdale, FL         1968           1974         2,645      Accrediting Commission of
                                                                                                  Career Schools and Colleges
                                                                                                  of Technology ("ACCSCT")
The Art Institute of
  Houston....................  Houston, TX                 1974           1979         1,690      ACCSCT, SACS (Candidate)

The Art Institute of Los
  Angeles....................  Los Angeles, CA             1997           1998           407      ACCSCT, as an additional
                                                                                                  location of The Art Institute
                                                                                                  of Pittsburgh
The Art Institute of
  Philadelphia...............  Philadelphia, PA            1971           1980         2,361      ACCSCT

The Art Institute of
  Phoenix....................  Phoenix, AZ                 1995           1996           834      ACCSCT, as an additional
                                                                                                  location of The Colorado
                                                                                                  Institute of Art
The Art Institute of
  Pittsburgh.................  Pittsburgh, PA              1921           1970         2,585      ACCSCT

The Art Institute of
  Seattle....................  Seattle, WA                 1946           1982         2,700      ACCSCT
                                                                                                  Commission on Colleges of the
                                                                                                  Northwest Association of
                                                                                                  Schools and Colleges
                                                                                                  ("NWASC") (Candidate)
The Art Institutes
  International at
  Portland...................  Portland, OR                1963           1998           205      NWASC
The Art Institutes
  International at San
  Francisco..................  San Francisco, CA           1939           1998            77      ACCSCT
The Art Institutes
  International Minnesota....  Minneapolis, MN             1964           1997           531      Accrediting Council for
                                                                                                  Independent Colleges and
                                                                                                  Schools ("ACICS")
The Colorado Institute of
  Art........................  Denver, CO                  1952           1976         1,748      ACCSCT

The Illinois Institute of Art
  at Chicago.................  Chicago, IL                 1916           1996           804      ACCSCT
The Illinois Institute of Art
  at Schaumburg..............  Schaumburg, IL              1983           1996           507      ACCSCT, as an additional
                                                                                                  location of The Illinois
                                                                                                  Institute of Art at Chicago

                                                                      FISCAL YEAR
                                                         CALENDAR         EDMC
                                                           YEAR        ACQUIRED/
           SCHOOL                    LOCATION          ESTABLISHED       OPENED      ENROLLMENT        ACCREDITING AGENCY
           ------              ---------------------   ------------   ------------   ----------   -----------------------------
NCPT: The National Center for
  Paralegal Training.........  Atlanta, GA                 1973           1973           385      ACICS
The New York Restaurant
  School.....................  New York, NY                1980           1997         1,006      ACCSCT, New York State Board
                                                                                                  of Regents

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

     ACCSCT has notified three of the Company's schools that, due to concerns regarding student completion rates for certain programs at each of those schools, such schools were required to provide certain supplemental reports to the agency. ACCSCT's standards define a program's completion rate as the percentage of the students who started that program during a twelve-month period and who have either graduated from that program within a period of time equal to 150% of that program's length or withdrawn from that program during the same period in order to accept full-time employment in the occupation or job category for which the program was offered. Because that calculation can only be performed after a student's scheduled completion date, it does not provide a timely basis for a school to take action to affect student outcomes. For that reason, for internal purposes, the Company uses the net annual persistence rate as a method to track the retention rate of students.

     At the time that the Company purchased the assets of Bassist College in Portland, Oregon, the school was on probation status with NWASC due to concerns that NWASC had with the financial stability of the school's previous owner. NWASC approved the change of ownership of that school to the Company while continuing its probation status. NWASC removed the school (now named The Art Institutes International at Portland) from probation status at its spring 1999 meeting.

STUDENT FINANCIAL ASSISTANCE

     Many students at EDMC's schools must rely, at least in part, on financial assistance to pay the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the state in which it is located, (ii) accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students. All Art Institutes and NYRS participate in Title IV Programs.

     NATURE OF FEDERAL SUPPORT FOR POSTSECONDARY EDUCATION

     While the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at EDMC's schools receive loans, grants and work-study funding to fund their education under several Title IV Programs, of which the two largest are the Federal Family Education Loan ("FFEL") program and the Federal Pell Grant ("Pell") program. The Company's schools also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, the Federal Perkins Loan ("Perkins") program, and the Federal Work-Study ("FWS") program.

     FFEL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Amounts received by students in the Company's schools under the Stafford loan program in fiscal 1999 equaled approximately 37% of the Company's net revenues. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by parents of students in the Company's schools under the PLUS loan program in fiscal 1999 equaled approximately 15% of the Company's net revenues.

     Under the Federal Direct Student Loan Program ("FDSL"), students may obtain loans directly from the U.S. Department of Education rather than commercial lenders. The conditions on FDSL loans are generally the same as on loans made under the FFEL program. All of the Company's schools currently eligible to participate in Title IV Programs are also approved by the U.S. Department of Education to participate in the FDSL program, but all have deferred participation since their respective students' loan needs continue to be satisfied under the FFEL program.

     Pell. Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 1999, Pell grants ranged from $400 to $3,000 per year; beginning on July 1, 1999, the limit was increased to $3,125 per year. Amounts received by students enrolled in the Company's schools in fiscal 1999 under the Pell program equaled approximately 7% of the Company's net revenues.

     FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. At most of the Company's schools, FSEOG awards generally do not exceed $1,200 per eligible student per year. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. In fiscal 1999, the Company's required 25% institutional match was approximately $840,000. Amounts received by students in the Company's schools under the FSEOG program in fiscal 1999 equaled approximately 1% of the Company's net revenues.

     Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education, and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and relends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 1999, the Company collected approximately $2.5 million from its former students. In fiscal 1999, the Company's required matching contribution was approximately $190,000. The Perkins loans disbursed to students in the Company's schools in fiscal 1999 were less than 1% of the Company's net revenues. Ten of the Company's schools participate in the Perkins program.

     Federal Work-Study. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. In fiscal 1999, FWS funds accounted for less than 0.5% of the Company's net revenues.

     OTHER FINANCIAL ASSISTANCE SOURCES

     Students at several of the Company's schools participate in state grant programs. In fiscal 1999, approximately 3% of the Company's net revenues was derived from state grant programs. In addition, certain students at some of the Company's schools receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 1999, financial assistance from such federal and state programs equaled less than 2% of the Company's net revenues. The Art Institutes also provide institutional scholarships to qualified students. In fiscal 1999, institutional scholarships had a value equal to approximately 3% of the Company's net revenues. The Company has also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans. The primary objective of these loan programs is to lower the monthly payments required of students. Such loans are without recourse to the Company or its schools.

     AVAILABILITY OF LENDERS

     During fiscal 1999, five lending institutions provided over 81% of all federally guaranteed loans to students attending the Company's schools. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make certain loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

     One student loan guaranty agency (USA Group Guarantee Services, formerly United Student Aid Funds) currently guarantees approximately 87% of all federally guaranteed student loans made to students enrolled at the Company's schools. The Company believes that other guaranty agencies would be willing to guarantee loans to the Company's students if that agency ceased guaranteeing those loans or reduced the volume of those loans it guaranteed.

     FEDERAL OVERSIGHT OF TITLE IV PROGRAMS

     Each institution that participates in Title IV Programs must annually submit to the U.S. Department of Education an audit by an independent accounting firm of that school's compliance with Title IV Program requirements, as well as audited financial statements. The U.S. Department of Education also conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to student loan programs. In addition, the Office of the Inspector General of the U.S. Department of Education conducts audits and investigations in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with certain Title IV Program requirements. As a result, each participating institution is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in Title IV Programs.

     Cohort Default Rates. The U.S. Department of Education may impose sanctions on institutions whose former students default at an "excessive" rate on the repayment of federally guaranteed student loans. A school's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose FFEL cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in that program or the FDSL program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose FFEL cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. Since the calculation of FFEL cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders and non-federal guarantors), as well as the U.S. Department of Education, the HEA provides a formal process for the review and appeal of the accuracy of FFEL cohort default rates before the U.S. Department of Education takes any action against an institution based on its FFEL cohort default rates. As part of that process, the U.S. Department of Education provides each institution with its FFEL cohort default rate on a preliminary basis for review. Preliminary cohort default rates are subject to revision by the U.S. Department of Education based on information that schools and guaranty agencies identify and submit to the U.S. Department of Education for review in order to correct any errors in the data previously provided.

     None of the Company's schools has had an FFEL cohort default rate of 25% or greater for the last three consecutive federal fiscal years. For federal fiscal year 1996, the most recent year for which such rates have been published, the average FFEL cohort default rate for borrowers at all proprietary institutions was 18.2%. For that year, the combined preliminary FFEL cohort default rate for all borrowers at the Company's schools was 16.6%. For federal fiscal year 1997, the combined preliminary FFEL cohort default rate for all borrowers at the Company's schools was 14.7% and its individual schools' preliminary rates ranged from 4.4% to 22.6%, although only two such schools had preliminary rates that exceeded 20%. EDMC has submitted information to the U.S. Department of Education with respect to the preliminary FFEL cohort default rates for federal fiscal year 1997 for most of its schools and believes that the published FFEL cohort default rates for such year for one or more of its schools will be greater or less than such schools' preliminary rates.

     If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Provisional certification does not limit an institution's access to Title IV Program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV Program requirements. To EDMC's knowledge, the U.S. Department of Education reviews an institution's compliance with the cohort default rate thresholds described in this paragraph only when that school is otherwise subject to a U.S. Department of Education certification review. As a result of such a certification review in 1997, The Art Institute of Houston was placed on provisional certification status because of its FFEL cohort default rates for federal fiscal years 1993 and 1994. Five of the Company's schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 1998, the most recent year for which such rates have been calculated. For each of those schools, funds from the Perkins program equaled less than 4% of the school's net revenues in fiscal 1999. To date, none of those schools has been placed on provisional certification status for this reason. If an institution is placed on such status for this reason and the institution reduces its Perkins cohort default rate to below 15% in a subsequent year, the institution can ask the U.S. Department of Education to remove the provisional status.

     Each of the Company's schools has adopted a student loan default management plan. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing if a student ceases to attend that school. Those activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies.

     Regulatory Oversight. The U.S. Department of Education is required to conduct periodic reviews of the eligibility and certification of every institution participating in Title IV Programs. A denial of recertification precludes a school from continuing to participate in Title IV Programs.

     The Art Institutes International Minnesota, The Illinois Institute of Art at Chicago and The Illinois Institute of Art at Schaumburg applied for recertification by the U.S. Department of Education during fiscal 1999, and each has received recertification. During fiscal 2000, eight of the Company's schools are scheduled to apply for recertification.

     NYRS, The Art Institutes International at San Francisco and The Art Institutes International at Portland are provisionally certified by the U.S. Department of Education due to their recent acquisition by the Company. None of the Company's other schools that are participating in Title IV Programs are on provisional certification status except The Art Institute of Houston which in the course of the normal recertification process was provisionally recertified in 1997 because of its 1993 and 1994 FFEL cohort default rates.

     The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. Each accrediting agency that accredits any of the Company's schools has been reviewed by the U.S. Department of Education within the past four years and re-approved for continued recognition by the U.S. Department of Education.

     Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements as part of the U.S. Department of Education's quadrennial recertification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 1999, the Company believes that, on an individual institution basis, each of its schools then participating in Title IV Programs satisfied the financial responsibility standards. The Illinois Institute of Art at Schaumburg, The Art Institute of Phoenix and The Art Institute of Los Angeles are combined with their main campuses, The Illinois Institute of Art at Chicago, The Colorado Institute of Art, and The Art Institute of Pittsburgh, respectively, for that purpose.

     Restrictions on Operating Additional Schools. The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV Programs under its new ownership. Previously, if a school was awaiting recertification, the U.S. Department of Education would suspend Title IV Program funding to that school's students. Recently, a mechanism was developed that allows most of a school's change of ownership application to be reviewed prior to the change of ownership. If the application is considered to be substantially complete, the U.S. Department of Education may generate a temporary Provisional Program Participation Agreement allowing the school's students to continue to receive federal funding, subject to certain conditions. After the change of ownership and the remainder of the application is submitted, if the school is recertified, it is recertified on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV Program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution's access to Title IV Program funds. The Company's expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

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

     The "90/10 Rule." Under a provision of the HEA commonly referred to as the "90/10 Rule" (formerly known as the "85/15 Rule"), a proprietary institution such as each of EDMC's schools will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. For fiscal 1999, the range for the Company's schools was from approximately 52% to approximately 72%.

     Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. EDMC believes that its current compensation plans are in compliance with HEA standards.

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

EMPLOYEES

     As of June 30, 1999, EDMC employed 1,998 full-time and 782 part-time staff and faculty.

COMPETITION

     The postsecondary education market is highly competitive. The Art Institutes compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools. Certain public and private colleges and universities may offer programs similar to those of The Art Institutes. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public institutions may have facilities and equipment, which are superior to those of the private sector, and can offer lower tuition prices. However, tuition at private non-profit institutions is, on average, higher than The Art Institutes' tuition.

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

ITEM 2--PROPERTIES

     As of June 30, 1999, EDMC's schools were located in major metropolitan areas in 12 states. Typically, the schools occupy an entire building or several floors or portions of floors in a building. The Company and its subsidiaries currently lease the majority of their facilities. In fiscal 1999, the Company acquired the 71,627 square foot main facility of The Art Institute of Seattle, a 99,400 square foot building in Denver to be occupied by The Colorado Institute of Art, a 51,545 square foot dormitory facility in Fort Lauderdale and a 177,600 square foot building in Pittsburgh, which will house The Art Institute of Pittsburgh after renovations currently anticipated to be completed in June 2000.

\The following table sets forth certain information as of June 30, 1999 with respect to the principal properties leased by the Company and its subsidiaries:

    LOCATION (CITY/STATE)       SQUARE FEET
    ---------------------       -----------
Phoenix, AZ...................     58,635
Los Angeles, CA...............     45,835
San Francisco, CA.............     53,095
Denver, CO....................     59,755
Ft. Lauderdale, FL(1).........    118,590
Atlanta, GA(2)................    106,197
Atlanta, GA...................    119,375
Chicago, IL...................     54,553
Schaumburg, IL................     39,970

    LOCATION (CITY/STATE)       SQUARE FEET
    ---------------------       -----------
Minneapolis, MN...............     67,750
New York, NY..................     64,697
Portland, OR..................     27,115
Philadelphia, PA(3)...........    116,375
Pittsburgh, PA(2).............     36,930
Pittsburgh, PA(2).............    128,200
Dallas, TX....................     96,190
Houston, TX...................     83,600
Seattle, WA...................    149,755

---------
(1) One of the properties occupied by The Art Institute of Fort Lauderdale is owned by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director.

(2) These leases expire in fiscal 2000 (Atlanta) and fiscal 2001 (Pittsburgh).

(3) One of the properties occupied by The Art Institute of Philadelphia is owned indirectly by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director and another current director of EDMC.

ITEM 3--LEGAL PROCEEDINGS

     The Company and its wholly-owned subsidiaries The Art Institutes International, Inc. and The Art Institute of Houston, Inc. are defendants in a suit filed in the District Court of Harris County, Texas on June 30, 1999. The lawsuit was brought by 145 former and current students of The Art Institute of Houston who allege being misled about the benefits or quality of educational services provided to them. The complaint was subsequently amended to add claims by an additional 90 plaintiffs. The complaint does not specify the amount of damages being sought. The Company is also a defendant in other legal proceedings in the ordinary course of business. While there can be no assurance as to the ultimate outcome of any litigation involving the Company, in the opinion of management, based upon its investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market System under the symbol "EDMC." As of September 20, 1999, there were 29,318,522 shares of Common Stock outstanding held by approximately 480 holders of record. The prices set forth below reflect the high and low sales prices, adjusted for a two-for-one stock split effected in the form of a stock dividend in December 1998, for the Company's Common Stock, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

                                        1998                1999
                                  ----------------    ----------------
       THREE MONTHS ENDED          HIGH      LOW       HIGH      LOW
       ------------------          ----      ---       ----      ---
September 30....................  $14.50    $12.13    $20.13    $14.50
December 31.....................   16.00     12.25     24.00     15.63
March 31........................   17.63     13.63     31.75     21.75
June 30.........................   19.06     15.83     30.75     14.56

     EDMC has not declared or paid any cash dividends on its capital stock during the past two years. EDMC currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA

     The following summary consolidated financial and other data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed in response to Item 8 and the information included in response to
Item 7 below. Certain of the summary consolidated financial data presented below are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1998 and 1999 and for each of the three years in the period ended June 30, 1999 also is filed in response to Item 8 below. The summary consolidated income statement data for the years ended June 30, 1995 and 1996 and the summary consolidated balance sheet data as of June 30, 1995, 1996 and 1997 are derived from audited financial statements not included herein.

                                                             YEAR ENDED JUNE 30,
                                            ------------------------------------------------------
                                            1995(7)(8)   1996(8)    1997(8)      1998       1999
                                            ----------   -------    -------      ----       ----
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues..............................   $131,227    $147,863   $182,849   $221,732   $260,805
ESOP expense(1)...........................      7,086       1,366         --         --         --
Income before extraordinary item(2).......      1,513       6,846      9,985     14,322     18,752
Net income................................      1,513       5,920      9,985     14,322     18,752
Dividends on Series A Preferred
  Stock(3)................................      2,249       2,249         83         --         --
Other Series A Preferred Stock
  transactions(3).........................         --          --        403         --         --
PER SHARE DATA(3):
Basic:
  Income (loss) before extraordinary
     item.................................   $   (.05)   $    .33   $    .40   $    .50   $    .64
  Net income (loss).......................   $   (.05)   $    .27   $    .40   $    .50   $    .64
  Weighted average number of shares
     outstanding, in thousands(4).........     13,780      13,826     23,878     28,908     29,314
Diluted:
  Income (loss) before extraordinary
     item.................................   $   (.05)   $    .19   $    .36   $    .48   $    .61
  Net income (loss).......................   $   (.05)   $    .15   $    .36   $    .48   $    .61
  Weighted average number of shares
     outstanding, in thousands(4).........     13,780      23,748     27,342     29,852     30,615
OTHER DATA:
Capital expenditures(5)...................   $ 11,640    $ 14,981   $ 18,487   $ 17,951   $ 54,933
Enrollments at beginning of fall
  quarter(6)..............................     12,749      13,407     15,838     18,763     21,518

                                                                AS OF JUNE 30,
                                            ------------------------------------------------------
                                               1995        1996       1997       1998       1999
                                               ----        ----       ----       ----       ----
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Total cash and cash equivalents...........   $ 39,623    $ 27,399   $ 33,227   $ 47,310   $ 32,871
Receivables, net..........................      7,414       8,172     10,547     11,678     15,333
Current assets............................     49,662      39,858     48,886     65,623     55,709
Total assets..............................    102,303     101,412    126,292    148,783    178,746
Current liabilities.......................     34,718      27,264     36,178     38,097     45,188
Long-term debt (including current
  portion)................................     69,810      65,919     34,031     38,382     37,231
Shareholders' investment..................      1,855       9,656     57,756     73,325     96,805

---------
(1) Expenses incurred in connection with the Education Management Corporation Employee Stock Ownership Plan and Trust (the "ESOP") equal the sum of the payments on the senior term loan obtained for the ESOP's acquisition of securities from EDMC (the "ESOP Term Loan"), plus repurchases of shares from participants in the ESOP, less the dividends paid on the shares of Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock"), previously held by the ESOP. In fiscal 1995, the Company made a voluntary prepayment of $2.1 million on the ESOP Term Loan. In fiscal 1996, the ESOP Term Loan was repaid in full. Therefore, subsequent thereto there has not been, nor will there be in the future ESOP expense resulting from the repayment of such loan or, so long as the Common Stock is publicly traded, from repurchases of shares.

(2) In fiscal 1996, the $25.0 million aggregate principal amount of the Company's 13.25% Senior Subordinated Notes due 1999 (the "Subordinated Notes") was prepaid in full. The resulting $1.5 million prepayment penalty is classified as an extraordinary item, net of the related income tax benefit.

(3) Dividends on the outstanding shares of Series A Preferred Stock, dividends accrued but not paid on outstanding shares of Series A Preferred Stock and a redemption premium paid upon redemption of 75,000 shares of Series A Preferred Stock have been deducted from net income (loss) in calculating net income (loss) per share of Common Stock.

(4) The weighted average shares outstanding used to calculate basic income
    (loss) per share does not include potentially dilutive securities (such as stock options, warrants and convertible preferred stock). Diluted income
    (loss) per share includes, where dilutive, the equivalent shares of Common Stock calculated under the Treasury stock method for the assumed exercise of options and warrants and conversion of shares of Series A Preferred Stock.

(5) Capital expenditures for fiscal 1999 reflect approximately $5.1 million included in accounts payable at year-end.

(6) Excludes students enrolled in programs at those colleges and universities with which the Company has consulting arrangements.

(7) Results for fiscal 1995 include a $1.1 million nonrecurring credit for the refund of state and local business and occupation taxes.

(8) Charges of $1.1 million, $0.5 million and $0.4 million are reflected in 1995, 1996 and 1997, respectively, to account for non-cash compensation expense related to the performance-based vesting of nonqualified stock options.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the information filed in response to Item 6 above and Item 8 below. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30.

BACKGROUND

     EDMC is one of the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. Through its operating units, primarily The Art Institutes, the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for over 35 years, and its schools have graduated more than 100,000 students. As of June 30, 1999, the Company operated 18 schools in 15 major metropolitan areas throughout the United States.

     Net revenues, income before interest and taxes and net income increased in each of the last two years. Net revenues are presented after deducting refunds, scholarships and other adjustments. Net revenues increased 42.6% to $260.8 million in 1999 from $182.8 million in 1997. Income before interest and taxes increased 68.4% to $31.7 million in 1999 from $18.8 million in 1997. Net income increased by 87.8% to $18.8 million in 1999 from $10.0 million in 1997. Average quarterly student enrollments at the Company's schools were 19,325 in 1999 compared to 14,490 in 1997. The increase in average enrollments relates to, among other factors, new education programs and additional school locations, along with expanded bachelor's degree and evening degree program offerings.

     The Company's revenues consist of tuition and fees, student housing fees and student supply store and restaurant sales. In 1999, the Company derived 88.0% of its net revenues from net tuition and fees paid by, or on behalf of, its students. Tuition revenue generally varies, based on the average tuition charge per credit hour and the average student population. Student supply store and housing revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a fiscal period and by the number of new students entering school during such period. New students enter The Art Institutes at the beginning of each academic quarter, which typically commence in January, April, July and October. The Company believes that the size of its student population is influenced by the number of graduating high school students, the attractiveness of its program offerings, the effectiveness of its marketing efforts, changes in technology, the persistence of its students, the length of its education programs and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing the Company's average student population.

     Tuition increases have been implemented in varying amounts in each of the past several years. Historically, the Company has been able to pass along cost increases through increases in tuition. The Company believes that it can continue to increase tuition as educational costs at other postsecondary institutions, both public and private, continue to rise. The Company's schools implemented tuition rate increases averaging approximately 6% during 1999. Tuition rates have generally been consistent across the Company's schools and programs. However, as the Company enters more markets in different geographic regions, tuition rates across Company schools might not remain consistent.

     The majority of students at The Art Institutes rely on funds received under various government sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the year ended June 30, 1999, approximately 66% of the Company's net revenues was indirectly derived from Title IV Programs.

     Educational services expense consists primarily of costs related to the development, delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility and school occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. During 1999, the Company's faculty comprised approximately 46% full-time and approximately 54% part-time employees. In 1998, these same percentages were 45% and 55%, respectively.

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

     Amortization of intangibles relates to the values assigned to identifiable intangible assets and goodwill. These intangible assets arose principally from the application of purchase accounting to the establishment and financing of the ESOP and the related leveraged transaction in October 1989 and the acquisitions of the schools discussed below. See Note 2 of Notes to Consolidated Financial Statements.

     In August 1996, the Company purchased certain assets of NYRS for approximately $9.5 million. The Company acquired current assets net of specified current liabilities, property and equipment and certain other intangible assets.

     In January 1997, the Company acquired the assets of Lowthian College in Minneapolis, Minnesota for $0.4 million, which included the assumption of certain liabilities. The school was renamed The Art Institutes International Minnesota.

     In March 1997, the Company established The Art Institute of Los Angeles, at which classes began in October 1997.

     In December 1997, the Company purchased certain assets of the Louise Salinger School in San Francisco, California for $0.6 million in cash. The Company also entered into a consulting agreement with its former president in exchange for an option to purchase 20,000 shares of Common Stock. The school was renamed The Art Institutes International at San Francisco.

     In February 1998, the Company acquired certain assets related to the operations of Bassist College in Portland, Oregon, for approximately $0.9 million in cash. The purchase agreement provides for additional consideration based upon a specified percentage of gross revenues over the next five years. The school was renamed The Art Institutes International at Portland.

     In October 1998, the Company acquired the assets of Socrates Distance Learning Technologies Group for approximately $0.5 million in cash. This acquisition was made to further the development of the Company's distance learning capabilities. The Company employs the previous owners under two-year employment and non-compete arrangements.

     Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of the Company's newer schools were approximately $6.0 million in 1999.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationships of certain income statement items to net revenues.

                                                      YEAR ENDED JUNE 30,
                                                  ---------------------------
                                                  1997       1998       1999
                                                  ----       ----       ----
Net revenues....................................  100.0%     100.0%     100.0%
Costs and expenses:
Educational services............................   66.1       66.4       65.5
General and administrative......................   22.4       21.7       21.9
Amortization of intangibles.....................    1.1        0.7        0.5
                                                  -----      -----      -----
                                                   89.7       88.9       87.8
                                                  -----      -----      -----
Income before interest and taxes................   10.3       11.1       12.2
Interest expense (income), net..................    0.9         --         --
                                                  -----      -----      -----
Income before income taxes......................    9.4       11.1       12.2
Provision for income taxes......................    4.0        4.7        5.0
                                                  -----      -----      -----
Net income......................................    5.5%       6.5%       7.2%
                                                  =====      =====      =====

YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998

     NET REVENUES

     Net revenues increased by 17.6% to $260.8 million in 1999 from $221.7 million in 1998. The revenue increase was primarily due to an increase in average quarterly student enrollments ($23.2 million) and tuition increases of approximately 6% ($12.5 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $11,262 in 1999 from $10,350 in 1998.

     Net housing revenues increased by 13.4% to $14.7 million in 1999 from $12.9 million in 1998 and revenues from the sale of educational materials in 1999 increased by 17.3% to $12.3 million. Both increased primarily as a result of higher average student enrollments. Refunds increased from $7.1 million in 1998 to $8.0 million in 1999. As a percentage of gross revenue, refunds decreased slightly from 1998.

     EDUCATIONAL SERVICES

     Educational services expense increased by $23.4 million, or 15.9%, to $170.7 million in 1999 from $147.3 million in 1998. The increase was primarily due to additional costs required to service higher student enrollments, accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 1998 ($15.8 million) and schools added in 1998 and 1999 ($6.0 million). Higher costs associated with establishing and supporting new schools and developing new education programs contributed to the increase. As a percentage of net revenues, educational services expense decreased from 66.4% in 1998 to 65.5% in 1999, reflecting leverage on fixed costs.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense increased by 18.9% to $57.2 million in 1999 from $48.1 million in 1998 due to the incremental marketing and student admissions expenses incurred to generate higher student enrollments at the schools owned by EDMC prior to 1998 ($4.8 million), and additional marketing and student admissions expenses at the schools added in 1998 and 1999 ($2.9 million). General and administrative expense increased slightly as a percentage of net revenues in 1999 compared to 1998 as a result of increased advertising expenditures designed to promote awareness of and generate inquiries about the newer locations and new program offerings.

     AMORTIZATION OF INTANGIBLES

     Amortization of intangibles decreased by $.4 million, or 25.3%, to $1.2 million in 1999 from $1.6 million in 1998, as a result of certain intangible assets becoming fully amortized.

     INTEREST EXPENSE (INCOME), NET

     The Company had net interest income of $113,000 in 1999 as compared to $3,000 in 1998. The average outstanding debt balance decreased from $5.6 million in 1998 to $4.6 million in 1999. Accordingly, less interest cost on borrowings has been offset against interest earned on investments.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased to 41.1% in 1999 from 42.0% in 1998. This reduction reflects a more favorable distribution of taxable income among the states in which the Company operates and a decrease in non-deductible expenses as a percentage of taxable income. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

     NET INCOME

     Net income increased by $4.4 million or 30.9% to $18.8 million in 1999 from $14.3 million in 1998. The increase resulted from improved operations at the Company's schools owned prior to 1998, reduced amortization of intangibles and a lower effective income tax rate.

YEAR ENDED JUNE 30, 1998 COMPARED WITH YEAR ENDED JUNE 30, 1997

     NET REVENUE

     Net revenues increased by 21.3% to $ 221.7 million in 1998 from $182.8 million in 1997. The revenue increase was primarily due to an increase in average quarterly student enrollments ($25.5 million) and an approximate 5% tuition increase ($7.4 million) at schools owned by EDMC prior to 1998, and the addition of three schools ($2.0 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $10,350 in 1998 from $9,860 in 1997. The Art Institute of Los Angeles was established in March 1997 and commenced classes in October 1997. The Company acquired the Louise Salinger School in December 1997 (renamed The Art Institutes International at San Francisco) and Bassist College in February 1998 (renamed The Art Institutes International at Portland).

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

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 42.0% in 1998 and 1997, and differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

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

QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The following table sets forth the Company's quarterly results for 1998 and 1999.

                                                                        1998
                                                   -----------------------------------------------
                                                   SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                                   (SUMMER)      (FALL)     (WINTER)     (SPRING)
                                                   --------     -------     --------     --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................   $43,176     $63,068      $59,807      $55,681
Income before interest and taxes.................   $   228     $13,174      $ 8,004      $ 3,285
Income before income taxes.......................   $   181     $13,120      $ 8,019      $ 3,374
Net income.......................................   $   105     $ 7,610      $ 4,651      $ 1,956
Net income per share
  --Basic........................................   $   .00     $   .26      $   .16      $   .07
  --Diluted......................................   $   .00     $   .26      $   .16      $   .06

                                                                        1999
                                                   -----------------------------------------------
                                                   SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                                   (SUMMER)      (FALL)     (WINTER)     (SPRING)
                                                   --------     -------     --------     --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.....................................   $50,079     $74,986      $70,575      $65,165
Income before interest and taxes.................   $   698     $16,646      $10,249      $ 4,105
Income before income taxes.......................   $   732     $16,543      $10,365      $ 4,171
Net income.......................................   $   425     $ 9,749      $ 6,105      $ 2,473
Net income per share
  --Basic........................................   $   .01     $   .33      $   .21      $   .08
  --Diluted......................................   $   .01     $   .32      $   .20      $   .08

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     The Company's cash flow from operations has been the primary source of financing for capital expenditures and growth. Cash flow from operations was $28.2 million, $28.6 million and $35.7 million for 1997, 1998 and 1999, respectively. For the year ended June 30, 1999, cash flow from operations and cash flow from investing activities are reflected net of approximately $5.1 million of capital expenditures included in accounts payable as of June 30, 1999. As a result of the significant increase in capital expenditures, the Company had net working capital of $10.5 million as of June 30, 1999, down from $27.5 million as of June 30, 1998.

     As of June 30, 1999, gross trade accounts receivable increased by $3.5 million, or 21.6%, to $19.5 million from the prior year as a result of the increased net revenues. The allowance for doubtful accounts increased by $1.0 million, or 12.6%, to $9.4 million in 1999 from $8.3 million in 1998.

     DEBT SERVICE

     The Company's Amended and Restated Credit Agreement, dated March 16, 1995, as amended (the "Revolving Credit Agreement"), currently allows for maximum borrowings of $60 million, reduced annually by $5 million, through its expiration on October 13, 2000. Borrowings under the Revolving Credit Agreement bear interest at one of three rates set forth in the Revolving Credit Agreement at the election of the Company. Certain outstanding letters of credit reduce the facility. As of June 30, 1999, the Company had approximately $22.5 million of additional borrowing capacity available under the Revolving Credit Agreement.

     The Revolving Credit Agreement contains customary covenants that, among other matters, require the Company to maintain specified levels of consolidated net worth and meet specified interest, leverage and fixed charge ratio requirements, and restrict repurchases of Common Stock and the incurrence of certain additional indebtedness. As of June 30, 1999, the Company was in compliance with all covenants under the Revolving Credit Agreement.

     Borrowings under the Revolving Credit Agreement are used by the Company primarily to fund its occasional working capital needs, arising from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     FUTURE FINANCING AND CASH FLOWS

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Revolving Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Revolving Credit Agreement.

     CAPITAL EXPENDITURES

     Capital expenditures made during the three years ended June 30, 1999 reflect the implementation of the Company's initiatives emphasizing the addition of new schools and programs and investment in classroom technology. During 1999, the Company purchased buildings in Denver, Ft. Lauderdale, Pittsburgh and Seattle. The buildings in Ft. Lauderdale and Seattle were previously leased. The real estate purchases in Denver and Pittsburgh will become, after completion of renovations, the new facilities of The Colorado Institute of Art and The Art Institute of Pittsburgh. The aggregate purchase price and costs of subsequent improvements made during the fiscal year related to the buildings acquired was approximately $29.1 million. The Company's capital expenditures were $18.5 million, $18.0 million and $54.9 million for 1997, 1998 and 1999, respectively. Exclusive of the real estate purchases and related improvements, the Company expects that total capital spending for 2000 will increase as a percentage of net revenues, as compared to 1999. The anticipated expenditures relate principally to the introduction and expansion of culinary programs, further investment in schools acquired or started during the previous four years and anticipated to be added in 2000, continued improvements to the facilities currently under construction, additional or replacement school and housing facilities and classroom technology.

     The Company leases the majority of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

REGULATION

     The Company indirectly derived approximately 66% of its net revenues from Title IV Programs in 1999. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Lenders in multiple disbursements each academic year generally provide loan funds. For first-time students in their first academic quarter, the initial loan disbursement is generally received at least 30 days after the commencement of that academic quarter. Otherwise, the first loan disbursement is received, at the earliest, 10 days before the commencement of the student's academic quarter.

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

     Effective July 1997, postsecondary education institutions became subject to changes in the delivery of FFEL program proceeds. Prior to July 1997, certain schools delivered FFEL proceeds for an academic year (typically three quarters) to students in two equal disbursements. The change resulted in FFEL proceeds being delivered equally in each of the academic quarters. Some of the Company's schools began to deliver loan proceeds in this manner prior to the change in regulation becoming effective.

     Education institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Under regulations that took effect in July 1998, the U.S. Department of Education has adopted standards (replacing the former "acid test," tangible net worth test and two-year operating loss test) to determine an institution's financial responsibility to participate in Title IV Programs. The regulations establish three ratios: (i) the equity ratio, measuring an institution's capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, measuring an institution's ability to support current operations from expendable resources; and (iii) the net income ratio, measuring an institution's profitability. Each ratio is calculated separately, based on the figures in the institution's most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. Such composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight.

     Regulations promulgated under the HEA also require all proprietary education institutions to comply with the "90/10 Rule," (previously referred to as the "85/15 Rule"), which prohibits participating schools from deriving 90% or more of total revenue from Title IV Programs in any year.

     If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, or otherwise ineligible to participate in Title IV Programs. The Company believes that all of its participating schools met these requirements as of June 30, 1999.

EFFECT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement has been amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that these standards will have a significant impact on its financial statements.

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

     At this time, the Company believes that all of the significant internal IT and non-IT systems with potential Y2K problems have been repaired, replaced or upgraded in order to avoid any major business interruption from Y2K issues.

     THE COMPANY'S STATE OF READINESS FOR ITS YEAR 2000 ISSUES

     As a result of the Company's software upgrades and computer system purchases over the past few years, a substantial number of EDMC's computer systems should not have a Y2K problem (i.e., are "Y2K-compliant") or have been warranted to be Y2K-compliant by third-party vendors. The Company created a task force (the "Y2K Task Force") which has members from the Company's significant operating areas. The Y2K Task Force implemented a program, the goal of which was to assess the potential exposure of each such area to the Y2K problem, the first phase of EDMC's overall Y2K program, and, as the second phase thereof, designed a coordinated plan to determine whether any such potential exposure would result in a problem that would require some remediation. As each such area's Y2K problems have been identified, the third phase has been to formulate proposals to determine the best course of action to address each such problem, implement the solution and develop contingency plans to the extent possible and necessary. The final phase of the overall Y2K program is both independent and coordinated testing to ensure Y2K compliance in each operating area.

     The Y2K Task Force has the responsibility for addressing any Y2K problems in either IT or non-IT systems. The Company has completed the assessment/inventory phase for its IT systems, including its accounting, human resources, admissions, education, student financial services and student services systems. The Y2K Task Force reports that testing of EDMC's most critical IT systems is substantially completed. The Y2K Task Force has also substantially finished its identification of non-IT systems that may have Y2K problems, and has sent inquiries to the entities that own or control any of those non-IT systems, including elevators, electricity, telephones, security systems and HVAC systems, that could have a material impact on the Company's operations, such as the owners of the buildings and other facilities that house or service the Company's schools and administrative offices. The Y2K Task Force has also identified those third parties, such as governmental and other regulatory agencies, guaranty agencies, software and hardware suppliers, telephone companies, significant vendors and external file exchange system providers, whose Y2K compliance or lack thereof may pose problems for the Company. Pursuant to the Y2K Task Force's plan, inquiries have been sent to those third parties. All entities have responded with Y2K compliance plans that appear to be adequate. However, the Company can not independently verify each agency.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     To date, the Company has incurred approximately $150,000 of costs directly associated with its efforts to address its Y2K issues. This amount does not include an allocation of salaries of EDMC personnel participating in this effort. Nor does it include recent hardware, software, or systems purchases which are, or have been, warranted to be Y2K-compliant. Based upon its current understanding of the Company's Y2K issues, the Y2K Task Force anticipates additional direct costs ranging from $250,000 to $350,000, will be incurred to address these issues. This represents a reduction from previous estimates ranging to $750,000. Of the remaining cost to be incurred, approximately $150,000 will be used, if necessary, to replace technology hardware and software at Company schools; $100,000 is budgeted for contingency plan implementation, if necessary. The Company plans to charge its direct Y2K expenses to its information systems budget. All Y2K-related expenditures are expensed as incurred.

     RISKS RELATED TO THE COMPANY'S YEAR 2000 ISSUES

     The Company has identified several possible worst-case scenarios that could arise because of Y2K issues; however, at this time, the Company does not have sufficient information to make an assessment of the likelihood of any of these worst-case scenarios. It should be noted that the Company's schools will not be in session on December 31, 1999 or January 1, 2000, with classes resuming in mid-January 2000.

     The Company has shifted resources to the resolution of Y2K issues. This has resulted in the deferral of some existing or contemplated projects, particularly computer-system oriented projects. Although the Company is unable at this time to quantify its internal, indirect costs resulting from such changes, with its resultant deferral of projects, management believes that the cost of remediating the Company's internal Y2K problems will not have a material adverse impact upon its business, results of operations, liquidity or financial condition.

     Because the Company is in a regulated industry and relies, indirectly, on only a few sources for a substantial portion of its revenues, EDMC's business is very dependent upon those entities' efforts to address their own Y2K issues. The Y2K Task Force has identified those third parties whose failure to resolve their own Y2K issues could have a material impact upon the Company's operations, and is taking steps it currently believes appropriate to analyze both such parties' Y2K status and the Company's options in the event that any such party is not Y2K-compliant in sufficient time prior to December 31, 1999. Should any such third parties experience Y2K-related disruptions, it could have a material adverse impact on the Company's business, results of operations, liquidity or financial condition.

     For example, as with all postsecondary education-oriented businesses whose students receive governmental financial aid, the Company's operations and liquidity depend upon the student funding provided by Title IV Programs for its students. The U.S. Department of Education's computer systems handle processing of applications for this funding. The U.S. Department of Education has stated that its systems are Y2K-compliant. The Company has successfully completed file exchange tests with the U.S. Department of Education. Any problems with the U.S. Department of Education's systems could result in an interruption in the funding for students nationwide, including the Company's students. Any prolonged interruption could have a material adverse impact upon the education industry and, accordingly, upon the Company's business, results of operations, liquidity and financial condition.

     Similarly, the Company's schools are licensed by one or more agencies in the states in which they are based and accredited by one or more accrediting bodies that are recognized by the U.S. Department of Education. The Company continues to assess the Y2K-readiness of these agencies and bodies. In the event that any of these entities are unable, due to Y2K problems, to renew a school's license or accreditation, an interruption in such school's operations could occur. Depending upon the school involved, a prolonged interruption could have a material adverse impact upon the Company's business, results of operations, liquidity and financial condition.

     Five guaranty agencies provide the vast majority of the guarantees for the loans issued to the Company's students under Title IV Programs. The Company has completed file exchange tests successfully with the agency that accounts for approximately 85% of those guarantees. The Company is investigating all these agencies to determine whether they will be Y2K-compliant or whether contingency plans need to be made with respect thereto. As with the U.S. Department of Education, the Company is unable to assess independently the readiness of any of these agencies at the present time, although all such agencies have reported that they are Y2K-compliant. The majority of the Title IV Program loans to the Company's students are funded through six banks, five of which work with the Company's primary guaranty agency. The five lenders that work with that agency use an affiliate of that agency to disburse and service their loans, and the Company has successfully completed file exchange tests with the affiliated agency. The Company is exploring as a contingency plan the availability of other lenders that have stated that they expect to be Y2K-compliant.

     The Company has also reviewed the Y2K compliance efforts of its transfer agent and of the NASDAQ National Market System and does not anticipate any serious disruptions in service from these providers.

     The Y2K Task Force has made inquiries of the major financial institutions and utilities that provide services to the Company and continues to assess the potential effects of those entities' failures to become Y2K-compliant within the time remaining. If, notwithstanding any such entity's representations that it will be Y2K-compliant in time, it is not compliant, the Company's business, results of operations, liquidity and financial condition could be adversely affected.

     CONTINGENCY PLANS

     The Y2K Task Force's responsibilities include developing contingency plans for each of EDMC's significant operating areas. These contingency plans would be utilized in the event that, despite the Company's best efforts, or due to the Company's lack of control over certain third parties, a system is not Y2K-compliant and EDMC's business is adversely affected. Each operating area is preparing a contingency plan to operate for up to three consecutive days without standard computer support. In addition, the Company maintains a "hot site" contract with Hewlett-Packard that allows it to run its day-to-day central computer operations from a remote location in Washington State. The "hot site" is a contingency against a regional Y2K failure that would cause business interruptions at the Company's corporate offices in Pittsburgh, Pennsylvania. The Y2K Task Force expects to have substantially all of its contingency plans in place by December 1, 1999.

RISK FACTORS

     In addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following factors, among others, could affect the Company's business, results of operations, financial condition and prospects in fiscal 2000 and later years: (i) the perceptions of the U.S. Congress, the U.S. Department of Education and the public concerning proprietary postsecondary education institutions to the extent those perceptions could result in changes in the HEA in connection with its reauthorization; (ii) EDMC's ability to comply with federal and state regulations and accreditation standards, including any changes therein or changes in the interpretation thereof; (iii) the Company's capability to foresee changes in the skills required of its graduates and to design new courses and programs to develop those skills; (iv) the ability of the Company to gauge successfully which markets are underserved in the skills that the Company's schools teach; (v) the Company's ability to gauge appropriate acquisition and start-up opportunities and to manage and integrate them successfully; (vi) the Company's ability to defend litigation successfully; and
(vii) competitive pressures from other educational institutions.

ITEM 7A-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and debt, are approximately equivalent. The debt instruments bear interest at floating rates based upon market rates or at fixed rates that approximate market rates. All other financial instruments are classified as current and will be utilized within the next operating cycle.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Education Management Corporation (a Pennsylvania corporation) and Subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Education Management Corporation and Subsidiaries as of June 30, 1998 and 1999, and their results of operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

                                                         /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
July 28, 1999

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 AS OF JUNE 30,
                                                              --------------------
                                                                1998        1999
                                                                ----        ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted balances
     of $777 and $725.......................................  $ 47,310    $ 32,871
  Receivables:
     Trade, net of allowances of $8,318 and $9,367..........     7,689      10,100
     Notes, advances and other..............................     3,989       5,233
  Inventories...............................................     1,933       2,038
  Deferred income taxes.....................................     2,361       2,476
  Other current assets......................................     2,341       2,991
                                                              --------    --------
       Total current assets.................................    65,623      55,709
                                                              --------    --------
PROPERTY AND EQUIPMENT, NET.................................    57,420      96,081
DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS............     6,287       7,614
GOODWILL, NET OF AMORTIZATION OF $3,873 AND $4,484..........    19,453      19,342
                                                              --------    --------
       TOTAL ASSETS.........................................  $148,783    $178,746
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $  2,615    $    731
  Accounts payable..........................................     6,982      12,110
  Accrued liabilities.......................................    10,162      11,438
  Advance payments..........................................    18,338      20,909
                                                              --------    --------
       Total current liabilities............................    38,097      45,188
                                                              --------    --------
LONG-TERM DEBT, LESS CURRENT PORTION........................    35,767      36,500
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES.......     1,594         253
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common Stock, par value $.01 per share; 60,000,000 shares
     authorized; 28,998,892 and 29,546,833 shares issued....       290         295
  Additional paid-in capital................................    88,880      93,736
  Treasury stock, 78,802 and 85,646 shares at cost..........      (354)       (495)
  Stock subscriptions receivable............................        (8)         --
  Retained earnings (accumulated deficit)...................   (15,483)      3,269
                                                              --------    --------
       TOTAL SHAREHOLDERS' INVESTMENT.......................    73,325      96,805
                                                              --------    --------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT.......  $148,783    $178,746
                                                              ========    ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               1997        1998        1999
                                                               ----        ----        ----
NET REVENUES...............................................  $182,849    $221,732    $260,805
COSTS AND EXPENSES:
  Educational services.....................................   120,918     147,336     170,742
  General and administrative...............................    41,036      48,094      57,162
  Amortization of intangibles..............................     2,076       1,611       1,203
                                                             --------    --------    --------
                                                              164,030     197,041     229,107
                                                             --------    --------    --------
INCOME BEFORE INTEREST AND TAXES...........................    18,819      24,691      31,698
  Interest expense (income), net...........................     1,603          (3)       (113)
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES.................................    17,216      24,694      31,811
  Provision for income taxes...............................     7,231      10,372      13,059
                                                             --------    --------    --------
NET INCOME.................................................  $  9,985    $ 14,322    $ 18,752
                                                             ========    ========    ========
INCOME AVAILABLE TO COMMON SHAREHOLDERS:
Dividends paid on Series A Preferred Stock.................  $    (83)   $     --    $     --
Redemption premium paid on Series A Preferred Stock........      (107)         --          --
Dividends accrued on Series A Preferred Stock, but not
  paid.....................................................      (296)         --          --
                                                             --------    --------    --------
Net income available to common shareholders -- basic.......  $  9,499    $ 14,322    $ 18,752
Net income available to common shareholders -- diluted.....  $  9,878    $ 14,322    $ 18,752
INCOME PER SHARE:
     Basic.................................................  $    .40    $    .50    $    .64
     Diluted...............................................  $    .36    $    .48    $    .61
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (IN 000'S):
     Basic.................................................    23,878      28,908      29,314
     Diluted...............................................    27,342      29,852      30,615

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                FOR THE YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                1997        1998        1999
                                                                ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  9,985    $ 14,322    $ 18,752
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Depreciation and amortization........................    12,343      14,316      16,766
       Vesting of compensatory stock options................       375          --          --
       Deferred credit for income taxes.....................    (1,613)     (1,184)     (1,992)
       Changes in current assets and liabilities:
          Receivables.......................................      (158)     (1,084)     (3,655)
          Inventories.......................................       (73)       (577)       (105)
          Other current assets..............................       443         (87)       (650)
          Accounts payable..................................     1,993           1          57
          Accrued liabilities...............................     2,269         473       3,940
          Advance payments..................................     2,715       2,413       2,571
                                                              --------    --------    --------
            Total adjustments...............................    18,294      14,271      16,932
                                                              --------    --------    --------
          Net cash flows from operating activities..........    28,279      28,593      35,684
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired.........    (9,753)     (1,488)       (500)
  Expenditures for property and equipment...................   (18,487)    (17,951)    (49,862)
  Other items, net..........................................       119        (233)       (674)
                                                              --------    --------    --------
          Net cash flows from investing activities..........   (28,121)    (19,672)    (51,036)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New borrowings............................................        --       8,000       1,500
  Principal payments on debt................................   (31,988)     (3,689)     (2,651)
  Net proceeds from issuance of Common Stock................    45,143         737       2,197
  Redemption of Series A Preferred Stock....................    (7,607)         --          --
  Other capital stock transactions, net.....................       122         114        (133)
                                                              --------    --------    --------
          Net cash flows from financing activities..........     5,670       5,162         913
                                                              --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     5,828      14,083     (14,439)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    27,399      33,227      47,310
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 33,227    $ 47,310    $ 32,871
                                                              ========    ========    ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                             (DOLLARS IN THOUSANDS)

                               SERIES A    CLASS A   CLASS B
                               PREFERRED   COMMON    COMMON                  COMMON                             STOCK
                               STOCK AT     STOCK     STOCK                  STOCK    ADDITIONAL                 SUB-
                                PAID-IN    AT PAR    AT PAR     WARRANTS     AT PAR    PAID-IN     TREASURY   SCRIPTIONS
                                 VALUE      VALUE     VALUE    OUTSTANDING   VALUE     CAPITAL      STOCK     RECEIVABLE
                               ---------   -------   -------   -----------   ------   ----------   --------   ----------
Balance, June 30, 1996.......  $ 22,075      $--       $ 1       $ 7,683      $ --     $19,742      $ (99)      $(442)
  Net income.................        --       --        --            --        --          --         --          --
  Dividends on Series A
    Preferred Stock..........        --       --        --            --        --          --         --          --
  Dividends accrued on Series
    A Preferred Stock, but
    not paid.................        --       --        --            --        --         296         --          --
  Series A Preferred Stock
    redemption...............    (7,606)      --        --            --        --          --         --          --
  Series A Preferred Stock
    Stock redemption
    premium..................       107       --        --            --        --          --         --          --
  Conversion of Series A
    Preferred Stock..........   (14,576)      --        --            --        --      14,576         --          --
  Purchase of Class B
  Common Stock...............        --       --        (1)           --        --          (2)      (255)         --
  Payments on stock
    subscriptions
    receivable...............        --       --        --            --        --          --         --         320
  Exercise of warrants.......        --       --        --        (7,683)       --       7,683         --          --
  Exercise of stock
    options..................        --       --        --            --        --         419         --          --
  Issuance of Common Stock in
    connection with IPO and
    employee stock purchase
    plan.....................        --       --        --            --       289      44,659         --          --
  Vesting of compensatory
    stock options............        --       --        --            --        --         375         --          --
                               --------      ---       ---       -------      ----     -------      -----       -----
Balance, June 30, 1997.......        --       --        --            --       289      87,748       (354)       (122)
  Net income.................        --       --        --            --        --          --         --          --
  Payments on stock
    subscriptions
    receivable...............        --       --        --            --        --          --         --         114
  Exercise of stock
    options..................        --       --        --            --         1         611         --          --
  Stock options issued in
    connection with
    acquisition of
    subsidiary...............        --       --        --            --        --          77         --          --
  Issuance of Common Stock in
    connection with employee
    stock purchase plan......        --       --        --            --        --         444         --          --
                               --------      ---       ---       -------      ----     -------      -----       -----
Balance, June 30, 1998.......        --       --        --            --       290      88,880       (354)         (8)
  Net income.................        --       --        --            --        --          --         --          --
  Purchase of Common Stock...        --       --        --            --        --          --       (141)         --
  Payments on stock
    subscriptions
    receivable...............        --       --        --            --        --          --         --           8
  Exercise of stock
    options..................        --       --        --            --         5       4,278         --          --
  Issuance of Common Stock in
    connection with employee
    stock purchase plan......        --       --        --            --        --         578         --          --
                               --------      ---       ---       -------      ----     -------      -----       -----
Balance, June 30, 1999.......  $     --      $--       $--       $    --      $295     $93,736      $(495)      $  --
                               ========      ===       ===       =======      ====     =======      =====       =====

                               RETAINED
                               EARNINGS
                               (ACCUMU-        TOTAL
                                 LATED     SHAREHOLDERS'
                               DEFICIT)     INVESTMENT
                               --------    -------------
Balance, June 30, 1996.......  $(39,304)      $ 9,656
  Net income.................     9,985         9,985
  Dividends on Series A
    Preferred Stock..........       (83)          (83)
  Dividends accrued on Series
    A Preferred Stock, but
    not paid.................      (296)           --
  Series A Preferred Stock
    redemption...............        --        (7,606)
  Series A Preferred Stock
    Stock redemption
    premium..................      (107)           --
  Conversion of Series A
    Preferred Stock..........        --            --
  Purchase of Class B
  Common Stock...............        --          (258)
  Payments on stock
    subscriptions
    receivable...............        --           320
  Exercise of warrants.......        --            --
  Exercise of stock
    options..................        --           419
  Issuance of Common Stock in
    connection with IPO and
    employee stock purchase
    plan.....................        --        44,948
  Vesting of compensatory
    stock options............        --           375
                               --------       -------
Balance, June 30, 1997.......   (29,805)       57,756
  Net income.................    14,322        14,322
  Payments on stock
    subscriptions
    receivable...............        --           114
  Exercise of stock
    options..................        --           612
  Stock options issued in
    connection with
    acquisition of
    subsidiary...............        --            77
  Issuance of Common Stock in
    connection with employee
    stock purchase plan......        --           444
                               --------       -------
Balance, June 30, 1998.......   (15,483)       73,325
  Net income.................    18,752        18,752
  Purchase of Common Stock...        --          (141)
  Payments on stock
    subscriptions
    receivable...............        --             8
  Exercise of stock
    options..................        --         4,283
  Issuance of Common Stock in
    connection with employee
    stock purchase plan......        --           578
                               --------       -------
Balance, June 30, 1999.......  $  3,269       $96,805
                               ========       =======

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OWNERSHIP AND OPERATIONS:

     Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. Through its operating units, primarily the Art Institutes ("The Art Institutes"), the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career oriented education programs for over 35 years.

     As of June 30, 1999, EDMC operated 18 schools in 15 major metropolitan areas throughout the United States. The Company's main operating unit, The Art Institutes, offer programs designed to provide the knowledge and skills necessary for entry-level employment in various fields, including computer animation, culinary arts, graphic design, multimedia, video production, interior design, industrial design, photography, and fashion. Those programs typically are completed in 18 to 48 months and culminate in a bachelor's or associate's degree. As of June 30, 1999, eight Art Institutes offered bachelor's degree programs.

     As of June 30, 1999, the Company offered a culinary arts curriculum at 10 Art Institutes and The New York Restaurant School ("NYRS"), a culinary arts and restaurant management school located in New York City. NYRS offers an associate's degree program and certificate programs.

     The Company offers paralegal and legal nurse consulting training and financial planning certificate programs for college graduates and working adults at The National Center for Paralegal Training ("NCPT") in Atlanta, and through relationships with five colleges and universities.

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

GOVERNMENT REGULATIONS

     The Art Institutes and NYRS ("the participating schools") participate in various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). Approximately 66% of the Company's net revenues in 1999 was indirectly derived from funds distributed under these programs to students at the participating schools.

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

ACQUISITIONS

     Effective August 1, 1996, the Company purchased certain assets of NYRS for $9.5 million in cash. The assets acquired consisted principally of current assets net of specified current liabilities, property and equipment and certain intangible assets.

     On January 30, 1997, the Company acquired the assets of Lowthian College, located in Minneapolis, Minnesota, for $200,000 in cash and approximately $200,000 of assumed liabilities. The Company acquired principally accounts receivable, equipment, and certain intangible assets. The school was renamed The Art Institutes International Minnesota.

     On December 19, 1997, the Company purchased certain assets of the Louise Salinger School in San Francisco, California, for $600,000 in cash,. The Company also entered into a consulting agreement with the former president in exchange for an option to purchase 20,000 shares of the Company's Common Stock at an exercise price of $12.97 (the closing price as of the acquisition date). The assets acquired were principally accounts receivable and equipment. The school was renamed The Art Institutes International at San Francisco.

     On February 7, 1998, the Company acquired certain assets related to the operations of Bassist College in Portland, Oregon for approximately $900,000 in cash. The purchase agreement provides for certain adjustments based upon the resolution of certain liabilities and additional consideration based upon a specified percentage of gross revenues over the next five years. The assets acquired were principally accounts receivable and equipment. The school was renamed The Art Institutes International at Portland.

     On October 1, 1998, the Company acquired the assets of Socrates Distance Learning Technologies Group for approximately $500,000 in cash. This acquisition was made to further the development of the Company's distance learning capabilities. The Company employs the previous owners under two-year employment and non-compete arrangements.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for additions and major improvements are capitalized, while those for maintenance, repairs and minor renewals are expensed as incurred. The Company uses the straight-line method of depreciation for financial reporting, while using different methods for tax purposes. Depreciation is based upon estimated useful lives, ranging from 5 to 30 years. Leasehold improvements are amortized over the term of the lease, or over their estimated useful lives, whichever is shorter.

FINANCIAL INSTRUMENTS

     The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and debt, are approximately equivalent. The debt instruments bear interest at floating rates based upon market rates or at fixed rates that approximate market rates. All other financial instruments are classified as current and will be utilized within the next operating cycle.

REVENUE RECOGNITION AND RECEIVABLES

     The Company's net revenues consist of tuition and fees, student housing charges and supply store and restaurant sales. In fiscal 1999, the Company derived 88.0% of its net revenues from tuition and fees paid by, or on behalf of, its students. Net revenues, as presented, are reduced for student refunds and scholarships.

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

COSTS AND EXPENSES

     Educational services expense consists primarily of costs related to the development, delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, information systems costs and bad debt expense, along with depreciation and amortization of property and equipment.

     General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company's students.

     Amortization of intangibles relates principally to the values assigned to identifiable intangibles and goodwill, which arose principally from the application of purchase accounting to the establishment and financing of the Education Management Corporation Employee Stock Ownership Plan and Trust (the "ESOP") and the related leveraged transaction in October 1989. In addition, this balance includes the amortization of intangible assets and goodwill that resulted from the acquisitions discussed above. These intangible assets are amortized over periods ranging from 2 to 40 years.

NEW ACCOUNTING STANDARDS

     During fiscal 1999, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The adoption of these statements did not have a significant impact on the financial statements and disclosures, as the Company's comprehensive income is equal to its net income and it has no reportable segments.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                  1997      1998       1999
                                                 ------    -------    -------
                                                        (IN THOUSANDS)
Cash paid during the period for:
  Interest (net of amount capitalized).........  $2,264    $   771    $   313
  Income taxes.................................   8,279     13,373     13,846
Noncash investing and financing activities:
  Expenditures for property and equipment
     included in accounts payable..............      --         --      5,071
  Tax deduction for options exercised..........      --        291      2,664

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

3. SHAREHOLDERS' INVESTMENT:

     On December 2, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend. The distribution was made on December 29, 1998 to shareholders of record as of the close of business on December 8, 1998. Shareholders received one share of Common Stock for each outstanding share of Common Stock owned. Except as noted herein, all applicable data, including earnings per share, related to the Company's Common Stock have been restated to reflect this stock split.

     In November 1996, the Company completed the initial public offering ("IPO") of 10,147,200 shares of its Common Stock, $.01 par value (the "Common Stock"), including 3,402,782 shares sold by certain shareholders, at a price to the public of $7.50 per share. Since that date, the authorized capital stock of the Company has consisted of the Common Stock and Preferred Stock, $.01 par value (the "Preferred Stock").

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

     For the purpose of presenting comparable financial information for 1997 in this report, the per share amounts, the number of shares of Class A Stock and Class B Stock, the conversion ratio for the Series A Preferred Stock and the exercise price for the warrants have been restated to reflect the one-for-two reverse stock split and the two-for-one stock split, except in this Note 3.

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

     Pursuant to a Preferred Share Purchase Rights Plan (the "Rights Plan") approved by the Company's Board of Directors, which became effective upon the consummation of the IPO, one Preferred Share Purchase Right (a "Right") is associated with each outstanding share of Common Stock. Each Right entitles its holder to buy one two-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at an exercise price of $50, subject to adjustment (the "Purchase Price"). The Rights Plan is not subject to shareholder approval.

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

     On November 10, 1997, certain principal shareholders of the Company sold 6,141,984 shares of Common Stock in a public offering. The Company did not receive any proceeds from this offering and was reimbursed by the selling shareholders for all out-of-pocket expenses related to this offering.

     The unaudited pro forma income statement data in the following table gives effect to the IPO as if it had occurred on July 1, 1996. Proceeds from the IPO were utilized pro forma to retire outstanding indebtedness under the Revolving Credit Agreement and for general corporate purposes. The adjustment to interest expense represents the effect of the reduction of debt as if it had been repaid on July 1, 1996. Pro forma taxes are applied at an effective tax rate of 42% of taxable income.

     This unaudited pro forma income statement data is not necessarily indicative of what the Company's results of operations actually would have been had the above transactions in fact occurred on July 1, 1996.

                                                     YEAR ENDED JUNE 30, 1997
                                             -----------------------------------------
                                              ACTUAL       ADJUSTMENTS      PRO FORMA
                                             ---------    -------------    -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before interest and taxes...........   $18,819         $   --         $18,819
Interest expense, net......................     1,603           (931)            672
                                              -------         ------         -------
Income before income taxes.................    17,216            931          18,147
Income taxes...............................     7,231            391           7,622
                                              -------         ------         -------
Net income.................................   $ 9,985         $  540         $10,525
                                              =======         ======         =======
Net income available to common
  shareholders.............................   $ 9,499         $  540         $10,039
Earnings per share:
  --Basic                                     $  0.40         $ (.05)        $  0.35
  --Diluted                                   $  0.36         $ (.01)        $  0.35
Weighted average number of shares
  outstanding:
  --Basic..................................    23,878          4,904          28,782
  --Diluted................................    27,342          2,146          29,488

4. EARNINGS PER SHARE:

     Basic EPS is computed using the weighted average number of shares actually outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, warrants and the assumed conversion of Series A Preferred Stock.

RECONCILIATION OF DILUTED SHARES

                                                      YEAR ENDED JUNE 30,
                                                   --------------------------
                                                    1997      1998      1999
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Basic shares.....................................  23,878    28,908    29,314
Dilution for stock options.......................     648       944     1,301
Dilution for warrants and Series A Preferred
  Stock..........................................   2,816        --        --
                                                   ------    ------    ------
Diluted shares...................................  27,342    29,852    30,615
                                                   ======    ======    ======

     The net income available to common shareholders in 1997 has been reduced by the Series A Preferred Stock dividends in the computation of basic EPS. The premium paid upon the redemption of 75,000 shares of Series A Preferred Stock has been deducted from net income in calculating both basic and diluted EPS for 1997.

5. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following as of June 30:

                                                          1998        1999
                                                        --------    --------
                                                           (IN THOUSANDS)
Assets (asset lives in years)
  Land................................................  $    300    $  2,800
  Buildings and improvements (30).....................     1,841      16,075
  Equipment and furniture (5 to 10)...................    73,469      89,528
  Leasehold interests and improvements (4 to 20)......    42,201      50,399
  Construction in progress............................        --      12,550
                                                        --------    --------
     Total............................................   117,811     171,352
  Less accumulated depreciation.......................    60,391      75,271
                                                        --------    --------
                                                        $ 57,420    $ 96,081
                                                        ========    ========

6. LONG-TERM DEBT:

     The Company and its subsidiaries were indebted under the following obligations as of June 30:

                                                           1998       1999
                                                          -------    -------
                                                            (IN THOUSANDS)
Revolving Credit Agreement..............................  $35,000    $36,500
Capitalized lease and equipment installment note
  obligations...........................................    3,382        731
                                                          -------    -------
                                                           38,382     37,231
Less current portion....................................    2,615        731
                                                          -------    -------
                                                          $35,767    $36,500
                                                          =======    =======

     The Revolving Credit Agreement, as amended, currently allows for maximum borrowings of $60 million, reduced annually by $5 million through its expiration on October 13, 2000. The Revolving Credit Agreement requires, among other matters, that the Company maintain a specified level of consolidated net worth and meet specified interest, leverage and fixed charge ratio requirements, and restricts repurchases of Common Stock and the incurrence of additional indebtedness, as defined. As of June 30, 1999, the Company was in compliance with all covenants. Borrowings under this agreement are secured by the stock of the Company's subsidiaries and all of the Company's assets and accrue interest at either prime, Eurodollar or cost of funds (as defined) rates, at the option of the Company. As of June 30, 1999, the interest rate under the Revolving Credit Agreement was 7.75%.

     Relevant information regarding borrowings under the Revolving Credit Agreement is reflected below:

                                                     YEAR ENDED JUNE 30,
                                                -----------------------------
                                                 1997       1998       1999
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Outstanding borrowings, end of period.........  $27,000    $35,000    $36,500
Approximate average outstanding balance
  throughout the period.......................   13,602        530      2,550
Approximate maximum outstanding balance during
  the period..................................   55,000     35,000     37,000
Weighted average interest rate for the
  period......................................     7.20%      8.50%      7.48%

     Capitalized leases and installment notes for equipment and furniture expire in fiscal 2000. The total future minimum payments under these obligations are approximately $772,000, with approximately $41,000 representing interest. Depreciation expense on assets originally financed through capitalized leases and installment notes was approximately $3,705,000, $3,441,000 and $2,907,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

7. COMMITMENTS AND CONTINGENCIES:

     The Company and its subsidiaries lease certain classroom, dormitory and office space under operating leases, which expire on various dates through August 2019. Rent expense under these leases was approximately $20,226,000, $24,904,000 and $28,250,000, respectively for 1997, 1998 and 1999. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 1999 are reflected below:

FISCAL YEARS                                            (IN THOUSANDS)
------------                                            --------------
2000..................................................     $ 20,039
2001..................................................       15,676
2002..................................................       13,020
2003..................................................       12,971
2004..................................................       13,089
Thereafter............................................      105,250
                                                           --------
                                                           $180,045
                                                           ========

     The Company has a management incentive compensation plan that provides for the awarding of cash bonuses to management personnel using formalized guidelines based upon the operating results of each subsidiary and the Company.

     The Company and its wholly-owned subsidiaries, The Art Institutes International, Inc. ("AII") and The Art Institute of Houston, Inc. are defendants in a suit brought by 145 former and current students who allege being misled about the benefits or quality of educational services provided to them at The Art Institute of Houston. The complaint was subsequently amended to add claims by an additional 90 plaintiffs. The complaint does not specify the amount of damages being sought. The Company is also a defendant in certain other legal proceedings arising out of the conduct of its businesses. In the opinion of management, based upon its investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

8. RELATED PARTY TRANSACTIONS:

     The Art Institute of Philadelphia, Inc., a wholly-owned subsidiary of AII, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are minority limited partners. The Art Institute of Fort Lauderdale, Inc., another wholly-owned subsidiary of AII, leases part of its facility from a partnership in which an executive officer/director of EDMC is a minority limited partner. Total rental payments under these arrangements were

$1,894,000 for each of the years ended June 30, 1997 and 1998, and $1,901,000 for the year ended June 30, 1999.

9. EMPLOYEE BENEFIT PLANS:

     The Company sponsors a retirement plan, which covers substantially all employees. This plan provides for matching Company contributions of 100% of employee 401(k) contributions up to 3% of compensation and 50% of contributions between 4% and 6% of compensation. Other contributions to the plan are at the discretion of the Board of Directors. The expense relating to these plans was approximately $526,000, $1,198,000 and $2,198,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

     The Company established an ESOP in 1989, which enables eligible employees to acquire stock ownership in the Company. Allocations of forfeited shares and cash are made to the accounts of eligible participating employees based upon each participant's compensation level relative to the total compensation of all eligible employees. Eligible employees vest their ESOP accounts based on a seven-year schedule, which includes credit for past service. Distribution of shares from the ESOP is made following the retirement, disability or death of an employee. For employees who terminate for any other reason, their vested balance will be offered for distribution in accordance with the terms of the ESOP.

10. DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS:

     Deferred income taxes and other long-term assets consist of the following as of June 30:

                                                             1998      1999
                                                            ------    ------
                                                             (IN THOUSANDS)
Investment in Federal Perkins Loan Program, net of
  allowance for estimated future loan losses of $1,032 and
  $1,155..................................................  $2,408    $2,617
Cash value of life insurance, net of loans of $781 each
  year; face value of $6,065..............................   2,045     2,324
Deferred income taxes.....................................      --       548
Other, net of amortization of $201 and $349...............   1,834     2,125
                                                            ------    ------
                                                            $6,287    $7,614
                                                            ======    ======

11. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of June 30:

                                                           1998       1999
                                                          -------    -------
                                                            (IN THOUSANDS)
Payroll taxes and payroll related.......................  $ 6,297    $ 6,924
Income and other taxes..................................      431        545
Other...................................................    3,434      3,969
                                                          -------    -------
                                                          $10,162    $11,438
                                                          =======    =======

12. INCOME TAXES:

     The provision for income taxes includes current and deferred taxes as reflected below:

                                                     YEAR ENDED JUNE 30,
                                                 ----------------------------
                                                  1997      1998       1999
                                                 ------    -------    -------
                                                        (IN THOUSANDS)
Current taxes:
  Federal......................................  $7,594    $ 9,780    $11,824
  State........................................   1,250      1,776      3,227
                                                 ------    -------    -------
     Total current taxes.......................   8,844     11,556     15,051
                                                 ------    -------    -------
Deferred taxes.................................  (1,613)    (1,184)    (1,992)
                                                 ------    -------    -------
     Total provision...........................  $7,231    $10,372    $13,059
                                                 ======    =======    =======

     The provision for income taxes reflected in the accompanying consolidated statements of income vary from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              1997    1998    1999
                                                              ----    ----    ----
Federal statutory income tax rate...........................  35.0%   35.0%   35.0%
State and local income taxes, net of federal income tax
  benefit...................................................   5.1     4.7     4.6
Amortization of goodwill and other intangibles..............    .9      .6      .5
Non-deductible expenses.....................................    .8     1.0      .7
Other, net..................................................    .2      .7      .3
                                                              ----    ----    ----
     Effective income tax rate..............................  42.0%   42.0%   41.1%
                                                              ====    ====    ====

     Net deferred income tax assets (liabilities) consist of the following as of June 30:

                                                               1997      1998      1999
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Deferred income tax--current................................  $1,509    $2,361    $2,476
Deferred income tax--long term..............................  (1,661)   (1,329)      548
                                                              ------    ------    ------
  Net deferred income tax asset (liability).................  $ (152)   $1,032    $3,024
                                                              ======    ======    ======
Consisting of:
     Allowance for doubtful accounts........................  $2,959    $3,494    $3,850
     Assigned asset values in excess of tax basis...........  (2,006)   (1,753)   (1,585)
     Depreciation...........................................    (697)     (314)    1,508
     Financial reserves and other...........................    (408)     (395)     (749)
                                                              ------    ------    ------
  Net deferred income tax asset (liability).................  $ (152)   $1,032    $3,024
                                                              ======    ======    ======

13. STOCK BASED COMPENSATION:

     The Company adopted a Stock Incentive Plan in October 1996 (the "1996 Plan") for directors, executive management and key personnel. The 1996 Plan provides for the issuance of stock-based incentive awards with respect to a maximum of 2,500,000 shares of Common Stock. During 1997, 1998 and 1999, options covering a total of 1,219,000, 40,000 and 1,372,523 shares, respectively, were granted under the 1996 Plan. Options issued under this plan provide for time-based vesting over four years.

     The Company also has two non-qualified management stock option plans under which options to purchase a maximum of 1,119,284 shares of Common Stock were granted to management employees, prior to 1996. Substantially all outstanding options under these non-qualified plans are fully vested. Under the terms of the three plans, the Board of Directors granted options to purchase shares at prices varying from $1.27 to $19.38 per share, representing the fair market value at the time of the grant. Compensation expense related to vesting of certain options of $375,000 was recognized for the year ended June 30, 1997.

     In 1997, the Company adopted an employee stock purchase plan. The plan allows eligible employees of the Company to purchase up to an aggregate of 1,500,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan was 15,672 in 1997, 36,508 in 1998 and 37,620 in 1999.

     The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the stock option and stock purchase plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                           1997      1998       1999
                                                           ----      ----       ----
Net income (in 000's):...................  As reported    $9,985    $14,322    $18,752
                                           Pro forma      $9,553    $13,591    $16,850
Basic EPS:...............................  As reported    $  .40    $   .50    $   .64
                                           Pro forma      $  .38    $   .47    $   .57
Diluted EPS:.............................  As reported    $  .36    $   .48    $   .61
                                           Pro forma      $  .35    $   .46    $   .55

SUMMARY OF STOCK OPTIONS

                                      1997                     1998                     1999
                              ---------------------    ---------------------    ---------------------
                                           WEIGHTED                 WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE                  AVERAGE
                                NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE
                              OF SHARES     PRICE      OF SHARES     PRICE      OF SHARES     PRICE
                              ---------     -----      ---------     -----      ---------     -----
Outstanding at beginning of
  year......................   1,226,290    $ 2.49      2,192,716    $ 5.00      2,110,240    $ 5.21
Granted.....................   1,262,000      7.54         60,000     13.14      1,372,523     15.54
Exercised...................     105,200      3.33        115,476      5.09        544,610      4.42
Forfeited...................     190,374      6.61         27,000      7.50         65,500     13.29
                              ----------    ------     ----------    ------     ----------    ------
Outstanding, end of year....   2,192,716    $ 5.00      2,110,240    $ 5.21      2,872,653    $10.11
                              ==========    ======     ==========    ======     ==========    ======
Exercisable, end of year....   1,042,716                1,267,164                1,031,753
                              ==========               ==========               ==========
Weighted average fair value
  of options granted
  (000's)*..................  $    3,852               $      240               $   10,919
                              ==========               ==========               ==========

---------
* The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

                                          1997       1998       1999
                                          -----      -----      -----
Risk free interest rate.................   6.14%      6.12%         4.97%
Expected dividend yield.................   0          0             0
Expected life of options (years)........   6          6             6
Expected volatility rate................  34.3%      33.7%         46.0%

14. SUBSEQUENT EVENTS:

     Subsequent to June 30, 1999, the following transactions occurred:

ACQUISITIONS:

     Effective August 17, 1999, the Company acquired American Business and Fashion Institute in Charlotte, North Carolina. Additionally, effective August 26, 1999, the Company acquired Massachusetts Communications

College in Boston Massachusetts. These transactions are subject to obtaining certain regulatory approvals. The Company acquired the outstanding stock of both of these entities and these transactions will be accounted for using the purchase method of accounting.

STOCK REPURCHASE PROGRAM:

     On August 3, 1999, the Board of Directors authorized the Company to repurchase up to $10 million of its currently outstanding Common Stock. The quantity and timing of such purchases will be determined by management based upon market conditions and other factors, including the effect such repurchases could have on potential business combinations accounted for using the pooling of interests method of accounting.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item will be contained in the Proxy Statement under the captions "Nominees as Directors for Terms Expiring at the 2002 Annual Meeting of Shareholders," "Directors Continuing in Office," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Proxy Statement under the captions "Compensation of Executive Officers and Directors," "Compensation Committee Interlocks and Insider Participants" and "Employment Agreements," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Proxy Statement under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be contained in the Proxy Statement under the caption "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The exhibits listed on the Exhibit Index on pages E-1 and E-2 of this Form 10-K are filed herewith or are incorporated herein by reference.

     (1) Financial Statements:

         The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 27 through 42 of this Form 10-K.

         Report of Independent Public Accountants

         Consolidated Balance Sheets for years ended June 30, 1998 and 1999

         Consolidated Statements of Income for years ended June 30, 1997, 1998 and 1999

         Consolidated Statements of Cash Flows for years ended June 30, 1997, 1998 and 1999

         Consolidated Statements of Shareholders' Investment for years ended June 30, 1997, 1998 and 1999

         Notes to Consolidated Financial Statements

     (2) Supplemental Financial Statement Schedules

         Valuation and Qualifying Accounts, on page S-1 of this Form 10-K is filed herewith.

     (b) No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDUCATION MANAGEMENT CORPORATION

                                          By:      /s/ ROBERT B. KNUTSON
                                            ------------------------------------
                                                     Robert B. Knutson
                                            Chairman and Chief Executive Officer
Date: September 28, 1999

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

                  SIGNATURE                                       TITLE                        DATE
                  ---------                                       -----                        ----

            /s/ ROBERT B. KNUTSON                     Chairman and Chief                September 28, 1999
---------------------------------------------         Executive Officer; Director
              Robert B. Knutson

            /s/ ROBERT T. GIOELLA                     President and Chief               September 28, 1999
---------------------------------------------         Operating Officer; Director
              Robert T. Gioella

          /s/ JOHN R. MCKERNAN, JR.                   Vice Chairman; Director           September 28, 1999
---------------------------------------------
            John R. McKernan, Jr.

           /s/ ROBERT T. MCDOWELL                     Executive Vice President and      September 28, 1999
---------------------------------------------         Chief Financial Officer
             Robert T. McDowell

            /s/ MIRYAM L. KNUTSON                     Director                          September 28, 1999
---------------------------------------------
              Miryam L. Knutson

           /s/ JAMES J. BURKE, JR.                    Director                          September 28, 1999
---------------------------------------------
             James J. Burke, Jr.

            /s/ ALBERT GREENSTONE                     Director                          September 28, 1999
---------------------------------------------
              Albert Greenstone

            /s/ ROBERT H. ATWELL                      Director                          September 28, 1999
---------------------------------------------
              Robert H. Atwell

        /s/ WILLIAM M. CAMPBELL, III                  Director                          September 28, 1999
---------------------------------------------
          William M. Campbell, III

          /s/ JAMES S. PASMAN, JR.                    Director                          September 28, 1999
---------------------------------------------
            James S. Pasman, Jr.

          /s/ DANIEL M. FITZPATRICK                   Vice President and Controller     September 28, 1999
---------------------------------------------
            Daniel M. Fitzpatrick

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                EXHIBIT                                      METHOD OF FILING
-------                               -------                                      ----------------

 3.01    Amended and Restated Articles of Incorporation                       Incorporated herein by
                                                                              reference to Exhibit 3.01
                                                                              to the Annual Report on
                                                                              Form 10-K for the year
                                                                              ended June 30, 1997 (the
                                                                              "1997 Form 10-K")
 3.02    Articles of Amendment filed on February 4, 1997                      Incorporated herein by
                                                                              reference to Exhibit 3.02
                                                                              to the 1997 Form 10-K
 3.03    Restated By-laws                                                     Incorporated herein by
                                                                              reference to Exhibit 3.03
                                                                              to the 1997 Form 10-K
 4.01    Specimen Common Stock Certificate                                    Incorporated herein by
                                                                              reference to Exhibit 4.01
                                                                              to Amendment No. 3 filed
                                                                              on October 28, 1996 to the
                                                                              Registration Statement on
                                                                              Form S-1 (File No.
                                                                              333-10385) filed on August
                                                                              19, 1996 (the "Form S-1")
 4.02    Rights Agreement, dated as of October 1, 1996, between Education     Incorporated herein by
         Management Corporation and Mellon Bank, N.A.                         reference to Exhibit 4.02
                                                                              to the 1997 Form 10-K
 4.03    Amended and Restated Credit Agreement, dated March 16, 1995,         Incorporated herein by
         among Education Management Corporation, certain banks and PNC        reference to Exhibit 4.16
         Bank, National Association                                           to Amendment No. 1 to the
                                                                              Form S-1, filed on October
                                                                              1, 1996 ("Amendment No.
                                                                              1")
 4.04    First Amendment to Amended and Restated Credit Agreement, dated      Incorporated herein by
         October 13, 1995, among Education Management Corporation, certain    reference to Exhibit 4.17
         banks and PNC Bank, National Association                             to the Form S-1
 4.05    Second Amendment to Amended and Restated Credit Agreement, dated     Incorporated herein by
         July 31, 1996, among Education Management Corporation, certain       reference to Exhibit 4.18
         banks and PNC Bank, National Association                             to Amendment No. 1
 4.06    Third Amendment to Amended and Restated Credit Agreement, dated      Incorporated herein by
         March 14, 1997, among Education Management Corporation, certain      reference to Exhibit 10.23
         banks and PNC Bank, National Association                             to the 1997 Form 10-K
 4.07    Fourth Amendment to Amended and Restated Credit Agreement, dated     Incorporated herein by
         June 30, 1998, among Education Management Corporation, certain       reference to Exhibit 10.25
         banks and PNC Bank, National Association                             to the Annual Report on
                                                                              Form 10-K for the year
                                                                              ended June 30, 1998 (the
                                                                              "1998 Form 10-K")
 4.08    Fifth Amendment to Amended and Restated Credit Agreement, dated      Filed herewith
         July 30, 1999, among Education Management Corporation, certain banks and PNC Bank, National Association

EXHIBIT
NUMBER                                EXHIBIT                                      METHOD OF FILING
-------                               -------                                      ----------------
10.01    Education Management Corporation Retirement Plan                     Filed herewith
10.02    Education Management Corporation Management Incentive Stock          Incorporated herein by
         Option Plan, effective November 11, 1993                             reference to Exhibit 10.05
                                                                              to the Form S-1*
10.03    EMC Holdings, Inc. Management Incentive Stock Option Plan,           Incorporated herein by
         effective July 1, 1990                                               reference to Exhibit 10.06
                                                                              to Amendment No. 1*
10.04    Form of Management Incentive Stock Option Agreement, dated           Incorporated herein by
         various dates, between EMC Holdings, Inc. and various management     reference to Exhibit 10.07
         employees                                                            to Amendment No. 1*
10.05    Form of Amendment to Management Incentive Stock Option Agreement,    Incorporated herein by
         dated January 19, 1995, among Education Management Corporation       reference to Exhibit 10.08
         and various management employees*                                    to Amendment No. 1*
10.06    Education Management Corporation Deferred Compensation Plan          Filed herewith *
10.07    1996 Employee Stock Purchase Plan                                    Incorporated herein by
                                                                              reference to Exhibit 10.12
                                                                              to Amendment No. 1
10.08    Education Management Corporation 1996 Stock Incentive Plan           Incorporated herein by
                                                                              reference to Exhibit 10.13
                                                                              to Amendment No. 1*
10.09    Third Amended and Restated Employment Agreement, dated as of         Filed herewith*
         September 8, 1999 between Robert B. Knutson and Education
         Management Corporation
10.10    Form of Employment Agreement, dated as of June 4 and September 8,    Filed herewith*
         1999 between certain executives and Education Management
         Corporation
10.11    Form of EMC-Art Institutes International, Inc. Director's and/or     Incorporated herein by
         Officer's Indemnification Agreement                                  reference to Exhibit 10.17
                                                                              to the Form S-1
10.12    Senior Management Team Incentive Compensation Plan                   Filed herewith*
10.13    Common Stock Registration Rights Agreement, dated as of August       Incorporated herein by
         15, 1996, among Education Management Corporation and Marine          reference to Exhibit 10.19
         Midland Bank, Northwestern Mutual Life Insurance Company,            to the 1997 Form 10-K
         National Union Fire Insurance Company of Pittsburgh, PA, Merrill
         Lynch Employees LBO Partnership No. I, L.P., Merrill Lynch IBK
         Positions, Inc., Merrill Lynch KECALP L.P., 1986, Merrill Lynch
         Offshore LBO Partnership No. IV, Merrill Lynch Capital
         Corporation, Merrill Lynch Capital Appreciation Partnership IV,
         L.P., Robert B. Knutson and certain other individuals
21.01    Material subsidiaries of Education Management Corporation            Filed herewith
23.01    Consent of Arthur Andersen LLP                                       Filed herewith
27.01    Financial Data Schedule                                              Filed herewith

---------
* Management contract or compensatory plan or arrangement

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Education Management Corporation and Subsidiaries included in this registration statement, and have issued our report thereon dated July 28, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
July 28, 1999

                                                                     SCHEDULE

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                              BALANCE AT   ADDITIONS                            BALANCE AT
                                              BEGINNING    CHARGED TO                             END OF
                                              OF PERIOD     EXPENSES    DEDUCTIONS   OTHER(A)     PERIOD
                                              ----------   ----------   ----------   --------   ----------
ALLOWANCE ACCOUNTS FOR:
Year ended June 30, 1997
  Uncollectible accounts receivable.........    $2,938       $3,911       $   --       $544       $7,393
  Estimated future loan losses..............       575           27           --         --          602

Year ended June 30, 1998
  Uncollectible accounts receivable.........     7,393        5,443        4,518         --        8,318
  Estimated future loan losses..............       602          430           --         --        1,032

Year ended June 30, 1999
Uncollectible accounts receivable...........     8,318        5,660        4,611         --        9,367
  Estimated future loan losses..............     1,032          123           --         --        1,155

---------
(a) Uncollectible accounts receivable acquired in connection with acquisitions of subsidiaries.