Form 10-Q
period 1999-09-30
EDUCATION MANAGEMENT CORPORATION
filed 1999-11-15
CIK 880059

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


FOR THE PERIOD ENDED: SEPTEMBER 30, 1999       COMMISSION FILE NUMBER: 000-21363


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

The number of shares outstanding of the registrant's Common Stock as of September 30, 1999 was 29,182,876.


================================================================================

                                      INDEX


PART I  -     FINANCIAL INFORMATION                                                                         PAGE
              ITEM 1     -  CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS (UNAUDITED)...........................................................3-6
              ITEM 2     -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            RESULTS OF OPERATIONS AND FINANCIAL CONDITION...................................7-10


PART II  -    OTHER INFORMATION

              ITEM 1     -  LEGAL PROCEEDINGS.................................................................11
              ITEM 2     -  CHANGES IN SECURITIES.............................................................11
              ITEM 3     -  DEFAULTS UPON SENIOR SECURITIES...................................................11
              ITEM 4     -  SUBMISSION OF MATTERS TO A VOTE OF
                            SECURITY HOLDERS..................................................................11
              ITEM 5     -  OTHER INFORMATION.................................................................11
              ITEM 6     -  EXHIBITS AND REPORTS ON FORM 8-K..................................................11


SIGNATURES....................................................................................................12

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                 SEPTEMBER 30,  JUNE 30,  SEPTEMBER 30,
                                                                     1998         1999        1999
                                                                 -------------  --------  -------------
                                                                  (unaudited)              (unaudited)
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents, including restricted balances.....   $  7,125     $ 32,871    $  5,078
   Receivables..................................................     10,794       15,333      17,401
   Inventories..................................................      3,143        2,038       3,423
   Deferred income taxes........................................      2,361        2,476       2,476
   Other current assets.........................................      6,373        2,991       5,682
                                                                   --------     --------    --------
        Total current assets....................................     29,796       55,709      34,060
                                                                   --------     --------    --------
 PROPERTY AND EQUIPMENT, NET....................................     73,835       96,081      98,610
 DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS...............      6,203        7,514       7,953
 INTANGIBLE ASSETS, NET OF AMORTIZATION ........................     19,443       19,442      27,918
                                                                   --------     --------    --------
        TOTAL ASSETS............................................   $129,277     $178,746    $168,541
                                                                   ========     ========    ========

 LIABILITIES AND SHAREHOLDERS' INVESTMENT
   CURRENT LIABILITIES:
   Current portion of long-term debt............................   $    745     $    731    $    292
   Accounts payable.............................................      5,753       12,110       6,108
   Accrued liabilities..........................................     10,155       11,438      12,085
   Advance payments.............................................     34,739       20,909      40,807
                                                                   --------     --------    --------
        Total current liabilities...............................     51,392       45,188      59,292
                                                                   --------     --------    --------
 LONG-TERM DEBT, LESS CURRENT PORTION...........................      1,832       36,500      14,903
 DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES..........      1,631          253         274
 COMMITMENTS AND CONTINGENCIES
   SHAREHOLDERS' INVESTMENT:
   Common Stock.................................................        292          295         296
   Additional paid-in capital...................................     89,542       93,736      93,954
   Treasury stock, at cost......................................       (354)        (495)     (4,373)
   Retained earnings (accumulated deficit)......................    (15,058)       3,269       4,195
                                                                   --------     --------    --------
        TOTAL SHAREHOLDERS' INVESTMENT..........................     74,422       96,805      94,072
                                                                   --------     --------    --------
        TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT..........   $129,277     $178,746    $168,541
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

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                 -------------------------
                                                                     1998         1999
                                                                 ------------  -----------
NET REVENUES................................................        $50,079      $60,850
COSTS AND EXPENSES:
  Educational services......................................         37,014       44,520
  General and administrative................................         12,073       14,305
  Amortization of intangibles...............................            294          332
                                                                    -------      -------
                                                                     49,381       59,157

INCOME BEFORE INTEREST AND TAXES............................            698        1,693
  Interest expense (income), net............................            (34)         123
                                                                    -------      -------
INCOME BEFORE INCOME TAXES..................................            732        1,570
  Provision for income taxes................................            307          644
                                                                    -------      -------
NET INCOME..................................................        $   425      $   926
                                                                    =======      =======
EARNINGS PER SHARE:
    Basic...................................................        $   .01      $   .03
                                                                    =======      =======
    Diluted.................................................        $   .01      $   .03
                                                                    =======      =======
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
    Basic...................................................         29,074       29,340
    Diluted.................................................         30,258       30,109


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                FOR THE THREE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                                --------------------
                                                                  1998        1999
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................             $    425    $    926
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
     FROM OPERATING ACTIVITIES:
       Depreciation and amortization.....................          3,671       4,638
       Changes in current assets and liabilities:
          Receivables....................................            884      (1,903)
          Inventories....................................         (1,210)     (1,256)
          Other current assets...........................         (4,032)     (2,371)
          Accounts payable...............................         (1,229)     (6,424)
          Accrued liabilities............................             (7)        242
          Advance payments...............................         16,401      18,982
                                                                --------    --------
            Total adjustments............................         14,478      11,908
                                                                --------    --------
            Net cash flows from operating activities.....         14,903      12,834
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired......             --        (997)
  Expenditures for property and equipment................        (19,902)     (5,415)
  Other, net.............................................            (53)         26
                                                                --------    --------
            Net cash flows from investing activities.....        (19,955)     (6,386)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt.............................        (35,805)    (30,581)
  Repurchase of Common Stock.............................             --      (3,878)
  Net proceeds from issuance of Common Stock.............            664         218
  Other capital stock transactions, net..................              8          --
                                                                --------    --------
            Net cash flows from financing activities.....        (35,133)    (34,241)
                                                                ---------   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS..................        (40,185)    (27,793)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........         47,310      32,871
                                                                --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.................       $  7,125    $  5,078
                                                                ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)...................       $    182    $     14
  Income taxes...........................................            466         117
NONCASH INVESTING AND FINANCING ACTIVITIES
  Acquisition of subsidiary with note payable............       $     --    $  7,050


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the Company's 1999 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all adjustments are normal, recurring adjustments. The results for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 1999 and 2000 refer to the three-month periods ended September 30, 1998 and 1999, respectively.

2. Education Management Corporation ("EDMC" or the "Company") is one of the largest providers of proprietary postsecondary education in the United States, based on student enrollments and revenues. Through its operating units, primarily the Art Institutes ("the Art Institutes"), the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for over 35 years.

3.           Reflected below is a summary of the Company's capital stock:

                                            PAR VALUE     AUTHORIZED    SEPTEMBER 30, 1998  JUNE 30, 1999   SEPTEMBER 30, 1999
         ISSUED:
              Preferred Stock               $    .01      10,000,000                     -              -                    -
              Common Stock                  $    .01      60,000,000            29,185,060     29,546,833           29,570,022
          HELD IN TREASURY:
              Common Stock                       N/A             N/A                78,803         85,646              387,146

             On August 3, 1999, the Board of Directors authorized the Company to repurchase up to $10 million of its currently outstanding Common Stock. Management will determine the quantity and timing of such purchases based upon market conditions and other factors. Through September
         30, 1999, the Company had repurchased 301,500 shares at an approximate cost of $3.9 million.

4. On August 17, 1999, the Company acquired the outstanding stock of the American Business & Fashion Institute in Charlotte, North
         Carolina. On August 26, 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts.

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

5.           Reconciliation of diluted shares (000's):

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                      1998                  1999
                                                                   -----------           ----------
                      Basic shares...........................        29,074                29,340
                      Dilution for stock options.............         1,184                   769
                                                                     ------                ------
                      Diluted shares.........................        30,258                30,109
                                                                     ======                ======

             Options to purchase 226,388 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period) for the period ended September 30, 1999.

6. Certain prior period balances have been reclassified to conform to the current period presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof or other variations thereon or comparable terminology. Those statements are based on the intent, belief or expectation of Education Management Corporation ("EDMC" or the "Company") as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 1999 and 2000 are to the three-month periods ended September 30, 1998 and 1999, respectively.

RESULTS OF OPERATIONS

         Net revenues increased by 21.5% to $60.8 million in 2000 from $50.1 million in 1999 due primarily to a 16.2% increase in student enrollments, accompanied by a tuition increase. Total student enrollment at the Company's schools increased from 15,672 in 1999 to 18,208 in 2000, including enrollment growth of approximately 12.3% at the schools that have been operated by the Company for 24 months or more. The Company acquired both the American Business and Fashion Institute and Massachusetts Communications College in August 1999.

         Educational services expense increased by $7.5 million, or 20.3%, to $44.5 million in 2000 from $37.0 million in 1999, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense decreased from 73.9% to 73.2%, for the respective quarters, reflecting leverage on fixed costs.

         General and administrative expense was $14.3 million in 2000, up 18.5% from $12.1 million in 1999. The increase over the comparable quarter in the prior year reflects higher marketing and student admissions expense, resulting from increased employee compensation and media advertising costs. General and administrative expense as a percent of net revenues decreased from 24.1% in the first quarter of fiscal 1999, to 23.5% this year, reflecting improved operating leverage. Expenses related to centralized support functions as a percentage of net revenues decreased slightly, as compared to those incurred during the three months ended September 30, 1998.

         Amortization of intangibles increased by 12.9%, to $332,000 in 2000 from $294,000 in 1999, resulting primarily from the amortization of the intangible assets associated with the acquisition of subsidiaries in August, 1999, discussed above.

         The Company had net interest expense of $123,000 for 2000, as compared to net interest income of $34,000 for 1999. This change was mainly attributable to an increase in the average outstanding borrowings, related to capital expenditures, acquisitions and the repurchase of shares.

         The Company's effective tax rate decreased from 41.9% in 1999 to 41.0% in 2000. This decrease reflects a change in the distribution of taxable income among the states in which the Company operates, and differs from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

         Net income increased by $501,000 to $926,000 in 2000 from $425,000 in 1999. The increase is attributable to improved results from operations at the Company's schools, partially offset by higher amortization of intangibles and interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated positive cash flow from operating activities of $14.9 million and $12.8 million for the three months ended September 30, 1998 and 1999, respectively. The decrease between years results mainly from approximately $5.1 million of cash payments made during the three months ended September 30, 1999, related to capital expenditures made prior to June 30, 1999, that were included in accounts payable at year-end.

         As of September 30, 1999, the Company had a working capital deficit of $25.2 million, as compared to $10.5 million of working capital as of June 30, 1999. The decrease in working capital was due primarily to $30.6 million in debt repayments under the Amended and Restated Credit Agreement dated March 16, 1995 (the "Revolving Credit Agreement") and capitalized leases. Net trade receivables increased by $1.3 million from June 30, 1999. This increase matches the net trade receivables of the schools acquired during the period. As compared to September 30,1998, net trade receivables increased primarily as a result of the enrollment and corresponding revenue increase, acquisitions and the timing of the class starts.

         Borrowings under the Revolving Credit Agreement are used by the Company primarily to fund its occasional working capital needs arising from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

         The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Revolving Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Revolving Credit Agreement.

         Capital expenditures were $19.9 million and $5.4 million, in 1999 and 2000, respectively. The 1999 expenditures included approximately $15.5 million, attributable to real estate acquisitions.

         The Company anticipates its capital spending for 2000 will be approximately equivalent to the 1999 level of expenditures. The 2000 additions will be primarily related to the introduction and expansion of culinary programs, further investment in schools acquired or started during the current and previous four years, continued improvements to the facilities under construction, additional or replacement school and housing facilities and classroom technology.

         The majority of the Company's facilities are leased. Future commitments on existing leases will be paid from cash provided from operating activities.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement has been amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that this standard will have a significant impact on its financial statements.

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

THE COMPANY'S STATE OF READINESS FOR ITS YEAR 2000 ISSUES

         As a result of the Company's software upgrades and computer system purchases over the past few years, substantially all of EDMC's computer systems are anticipated to be Y2K-compliant. The Company created a task force (the "Y2K Task Force") which has members from its significant operating areas. The Y2K Task Force implemented a program to assess the potential exposure of each such area, evaluate whether such potential exposure would result in a problem that would require remediation, determine the best course of action to, implement the solution and develop contingency plans to the extent possible and necessary, and arrange for independent and coordinated testing to ensure Y2K compliance in each operating area. This program covers Y2K problems in either IT or non-IT systems.

         Testing of EDMC's most critical IT systems has been completed. The Y2K Task Force has also completed its identification of non-IT systems that may have Y2K problems, and has sent inquiries to the entities that own or control any of those non-IT systems, including elevators, electricity, telephones, security systems and HVAC systems, that could have a material impact on the Company's operations, such as the owners of the buildings and other facilities that house or service the Company's schools and administrative offices. Additionally, the Y2K Task Force identified those third parties, such as governmental and other regulatory agencies, guaranty agencies, software and hardware suppliers, telephone companies, significant vendors and external file exchange system providers, whose Y2K compliance or lack thereof could pose problems for the Company. These third parties were contacted and have responded with Y2K compliance plans that appear to be adequate. However, the Company cannot independently verify the adequacy of such plans.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         To date, the Company has incurred approximately $250,000 of costs directly associated with its efforts to address its Y2K issues. This amount does not include an allocation of salaries of EDMC personnel participating in this effort. Nor does it include recent hardware, software, or systems purchases which are, or have been, warranted to be Y2K-compliant. Based upon its current understanding of the Company's Y2K issues, the Y2K Task Force anticipates additional direct costs of approximately $300,000, will be incurred to address these issues. Of the remaining cost to be incurred, approximately $200,000 will be used, if necessary, to replace technology hardware and software at Company schools; $100,000 is budgeted for contingency plan implementation, if necessary. All Y2K-related expenditures are expensed as incurred.

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

CONTINGENCY PLANS

         The Y2K Task Force's responsibilities include development of contingency plans for each of EDMC's significant operating areas. These contingency plans would be utilized in the event that, despite the Company's best efforts, or due to the Company's lack of control over certain third parties, a system is not Y2K-compliant and EDMC's business is adversely affected. Each operating area has prepared a contingency plan to operate for up to three consecutive days without standard computer support. In addition, the Company maintains a "hot site" contract with Hewlett-Packard that allows it to run its day-to-day central computer operations from a remote location in Washington State. The "hot site" is a contingency against a regional Y2K failure that would cause business interruptions at the Company's corporate offices in Pittsburgh, Pennsylvania. The Y2K Task Force expects to have substantially all of its contingency plans in place by December 1, 1999.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         EDMC and its wholly-owned subsidiaries, The Art Institutes International, Inc. and The Art Institute of Houston, Inc. are defendants in a suit in the District Court of Harris County, Texas, filed on June 30, 1999 by 145 former and current students of The Art Institute of Houston and subsequently amended to add 90 more mostly former students. On November 5, 1999, the complaint was further amended to add an additional 90 plaintiffs, most of whom are former students. Plaintiffs claim, among other things, that they were misled about the nature, quality and utility of the education they would receive at The Art Institute of Houston. The complaint seeks unspecified compensatory and consequential damages, exemplary or punitive damages, additional damages under the Texas Deceptive Trade Practices Act, and attorneys' fees, expenses and interest. The litigation is at a preliminary stage, and discovery has not yet begun. Given the preliminary stage of the case, the nature of plaintiffs' claims and the inherent uncertainties of litigation, management is unable to predict the ultimate number, scope or duration of any such claims or the eventual outcome or costs of defending any such claims.

ITEM 2 - CHANGES IN SECURITIES

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5 - OTHER INFORMATION

         On November 9, 1999, the Company amended its Rights Agreement dated as of October 1, 1996 (the "Rights Agreement") solely for the purpose of adding an exception to the definition of "Acquiring Person" to permit Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management, Inc., Baron Asset Fund (or any other fund or funds managed by an entity controlled by Ronald Baron), or Ronald Baron (collectively, the "Baron Holders") to own in the aggregate up to 5,922,600 Common Shares of the Company without being deemed to be an "Acquiring Person." In connection with the amendment, the Baron Holders confirmed that the Common Shares they beneficially own are being held for investment purposes only and agreed not to become an "Acquiring Person" during the term of the Rights Agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                (4.01) Amendment No. 1, dated November 9, 1999, to the Rights Agreement dated as of October 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

                (4.02) Letter Agreement dated November 9, 1999 by and among the Company, Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management, Inc. and Ronald Baron.

                (15)    Report of Independent Public Accountants.

                (27) Financial Data Schedule submitted to the Securities and Exchange Commission in electronic format, filed herewith.

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed for the three months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EDUCATION MANAGEMENT CORPORATION
                                            (Registrant)


Date: November 15, 1999








                                            /s/ Robert B. Knutson
                                            ------------------------------------
                                            Robert B. Knutson
                                            Chairman and Chief Executive Officer

                                            /s/ Robert T. McDowell
                                            ------------------------------------
                                            Robert T. McDowell
                                            Executive Vice President and
                                              Chief Financial Officer