Form 10-Q
period 1999-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2000-02-14
CIK 880059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: DECEMBER 31, 1999        COMMISSION FILE NUMBER: 000-21363

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

The number of shares of the registrant's Common Stock outstanding as of December 31, 1999 was 28,754,442.

                                      INDEX


PART I -  FINANCIAL INFORMATION                                            PAGE

          ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS (UNAUDITED)...................................3-6
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION............7-9


PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS.........................................10
          ITEM 2 - CHANGES IN SECURITIES.....................................10
          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...........................10
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS..........................................10
          ITEM 5 - OTHER INFORMATION.........................................11
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..........................11


SIGNATURES...................................................................12

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,         JUNE 30,           DECEMBER 31,
                                                                      1998                1999                1999
                                                                    ---------           ---------           ---------
                                                                   (unaudited)                             (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents, including restricted
    balances..............................................          $   3,250           $  32,871           $  30,470
  Receivables ............................................             14,552              15,333              17,741
  Inventories ............................................              2,210               2,038               2,620
  Deferred income taxes ..................................              2,361               2,476               2,476
  Other current assets ...................................              5,103               2,991               5,620
                                                                    ---------           ---------           ---------
       Total current assets ..............................             27,476              55,709              58,927
                                                                    ---------           ---------           ---------
PROPERTY AND EQUIPMENT, NET ..............................             82,992              96,081             107,385
DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS .........              6,689               7,514               7,979
INTANGIBLE ASSETS,  NET OF AMORTIZATION ..................             19,786              19,442              27,661
                                                                    ---------           ---------           ---------
       TOTAL ASSETS ......................................          $ 136,943           $ 178,746           $ 201,952
                                                                    =========           =========           =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current portion of long-term debt ......................          $     454           $     731           $     173
  Accounts payable .......................................              2,539              12,110               3,129
  Accrued liabilities ....................................             15,094              11,438              13,453
  Advance payments .......................................             14,783              20,909              47,913
                                                                    ---------           ---------           ---------
       Total current liabilities .........................             32,870              45,188              64,668
                                                                    ---------           ---------           ---------
LONG-TERM DEBT, LESS CURRENT PORTION .....................             17,499              36,500              35,727
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES ....              1,486                 253                 602
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common stock ...........................................                293                 295                 296
  Additional paid-in capital .............................             90,458              93,736              94,178
  Treasury stock, at cost ................................               (354)               (495)             (9,238)
  Retained earnings (accumulated deficit) ................             (5,309)              3,269              15,719
                                                                    ---------           ---------           ---------
       TOTAL SHAREHOLDERS' INVESTMENT ....................             85,088              96,805             100,955
                                                                    ---------           ---------           ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT ....          $ 136,943           $ 178,746           $ 201,952
                                                                    =========           =========           =========





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                    ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                                  1998             1999              1998               1999
                                                               -----------      -----------       -----------        ----------

NET REVENUES ..........................................          $74,986          $ 87,023          $125,065          $147,873
COSTS AND EXPENSES:
  Educational services ................................           42,780            49,907            79,793            94,427
  General and administrative ..........................           15,266            17,161            27,340            31,466
  Amortization of intangibles .........................              294               389               587               721
                                                                 -------          --------          --------          --------
                                                                  58,340            67,457           107,720           126,614
                                                                 -------          --------          --------          --------
INCOME BEFORE INTEREST AND TAXES ......................           16,646            19,566            17,345            21,259
  Interest expense, net ...............................              103               319                70               442
                                                                 -------          --------          --------          --------
INCOME BEFORE INCOME TAXES ............................           16,543            19,247            17,275            20,817
  Provision for income taxes ..........................            6,794             7,723             7,101             8,367
                                                                 -------          --------          --------          --------
NET INCOME ............................................          $ 9,749          $ 11,524          $ 10,174          $ 12,450
                                                                 =======          ========          ========          ========
EARNINGS PER SHARE:
    Basic .............................................          $   .33          $    .40          $    .35          $    .43
                                                                 =======          ========          ========          ========
    Diluted ...........................................          $   .32          $    .39          $    .33          $    .42
                                                                 =======          ========          ========          ========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
    Basic .............................................           29,255            28,809            29,164            29,080
    Diluted ...........................................           30,661            29,489            30,459            29,772





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          FOR THE SIX MONTHS
                                                                          ENDED DECEMBER 31,
                                                                       ------------------------
                                                                        1998               1999
                                                                      --------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................          $ 10,174           $ 12,450
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Depreciation and amortization .......................             7,344              9,297
       Changes in current assets and liabilities:
          Receivables ......................................            (2,874)            (2,243)
          Inventories ......................................              (277)              (453)
          Other current assets .............................            (2,762)            (2,509)
          Accounts payable .................................            (4,443)            (9,402)
          Accrued liabilities ..............................             4,932              1,610
          Advance payments .................................            (3,555)            26,088
                                                                      --------           --------
            Total adjustments ..............................            (1,635)            22,388
                                                                      --------           --------
            Net cash flows from operating activities .......             8,539             34,838
                                                                      --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired ........              (500)            (8,047)
  Expenditures for property and equipment ..................           (32,550)           (18,725)
  Other, net ...............................................              (709)               (74)
                                                                      --------           --------
            Net cash flows from investing activities .......           (33,759)           (26,846)
                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt ...............................           (20,429)            (2,092)
  Repurchase of Common Stock ...............................                --             (8,743)
  Net proceeds from issuance of Common Stock ...............             1,581                442
  Other capital stock transactions, net ....................                 8                 --
                                                                      --------           --------
            Net cash flows from financing activities .......           (18,840)           (10,393)
                                                                      --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................           (44,060)            (2,401)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............            47,310             32,871
                                                                      --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................          $  3,250           $ 30,470
                                                                      ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized) .....................          $    122           $     27
  Income taxes .............................................             1,012                747







The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the Company's 1999 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 1999 and 2000 refer to the periods ended December 31, 1998 and 1999, respectively.

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

3.           Reflected below is a summary of the Company's capital stock:

                                     PAR VALUE     AUTHORIZED     DECEMBER 31, 1998  JUNE 30, 1999    DECEMBER 31, 1999
             ISSUED:
                Preferred Stock      $    .01      10,000,000                 --                --                    --
                Common Stock         $    .01      60,000,000         29,323,046        29,546,833            29,626,588
             HELD IN TREASURY:
                Common Stock              N/A             N/A             78,803            85,646               872,146

             On August 3, 1999, the Board of Directors authorized the Company to repurchase up to $10 million of its currently outstanding Common Stock. Management will determine the quantity and timing of such purchases, based upon market conditions and other factors. Through December 31, 1999, the Company had repurchased approximately 786,000 shares at an approximate aggregate cost of $8.7 million.

4. On August 17, 1999, the Company acquired the outstanding stock of the American Business & Fashion Institute in Charlotte, North Carolina, which has been renamed The Art Institute of Charlotte. On August 26, 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts.

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

5.           Reconciliation of diluted shares (000's):

                                                                 THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,
                                                                 -------------------------------  -----------------------------
                                                                      1998             1999           1998           1999
                                                                 -------------     ------------   ------------   ------------
                      Basic shares...........................           29,255           28,809         29,164         29,080
                      Dilution for stock options.............            1,406              680          1,295            692
                                                                  ------------     ------------   ------------   ------------
                      Diluted shares.........................           30,661           29,489         30,459         29,772
                                                                  ============     ============   ============   ============

             For the period ended December 31, 1999, options to purchase approximately 579,000 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 1999 and 2000 are to the periods ended December 31, 1998 and 1999, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

      Net revenues increased by 16.1% to $87.0 million in 2000 from $75.0 million in the second quarter of 1999 due primarily to a 13.9% increase in student enrollments, accompanied by a tuition increase of approximately 4%. Total student enrollment at the Company's schools increased from 21,518 in 1999 to 24,502 in 2000, including enrollment growth of approximately 8.9% at the schools that have been operated by the Company for 24 months or more. The Company acquired both the American Business and Fashion Institute (since renamed The Art Institute of Charlotte) and Massachusetts Communications College in August 1999.

      Educational services expense increased by $7.1 million, or 16.7%, to $49.9 million in 2000 from $42.8 million in 1999, due primarily to the incremental costs incurred to support higher student enrollments. As a percentage of net revenues, educational services expense increased slightly from 57.1% to 57.3% for the respective quarters.

      General and administrative expense was $17.2 million in 2000, up 12.4% from $15.3 million in 1999. The increase over the comparable quarter in the prior year primarily reflects higher marketing and student admissions expense, resulting from increased employee compensation and media advertising costs. General and administrative expense, as a percent of net revenues, decreased from 20.4% in the second quarter of fiscal 1999 to 19.7% this year, reflecting improved operating leverage related to marketing and admissions and centralized support functions.

      Amortization of intangibles increased by 32.3%, to $389,000 in 2000 from $294,000 in 1999, resulting primarily from the amortization of the intangible assets associated with the August 1999 acquisitions, discussed above.

      The Company had net interest expense of $319,000 for 2000, as compared to $103,000 for 1999. This change was attributable to an increase in the average outstanding borrowings, primarily related to capital expenditures, acquisitions and the repurchase of shares.

      The Company's effective tax rate was 40.1% in 2000 and 41.1% in 1999. This decrease reflects a change in the taxable income among the states in which the Company operates, and differs from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

      Net income increased by $1.8 million to $11.5 million in 2000 from $9.7 million in 1999. The increase is attributable to improved results from operations at the Company's schools and a lower effective tax rate, partially offset by higher amortization of intangibles and interest expense.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998

      Net revenues increased by 18.2% to $147.9 million for the first six months of fiscal 2000 from $125.1 million for the comparable period in fiscal 1999. Average enrollment at the Company's schools increased from 18,595 in 1999 to 21,355 in 2000, or 14.8%. The enrollment growth and higher tuition rates resulted in greater net revenues. Net revenues for 2000 include four months of revenue for recently acquired schools: American Business and Fashion Institute (since renamed The Art Institute of Charlotte) and Massachusetts Communication College.

      Educational services expense increased by $14.6 million, or 18.3%, to $94.4 million in 2000 from $79.8 million in 1999, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense increased slightly to 63.9% in 2000 from 63.8% in 1999.

      General and administrative expense was $31.5 million in 2000, up 15.1% from $27.3 million in 1999. The increase over the comparable period in the prior year primarily reflects higher marketing and student admissions expense, resulting from increased employee compensation and media advertising costs. General and administrative expense, as a percent of net revenues, decreased from 21.9% in the first six months of fiscal 1999 to 21.3% in 2000, reflecting operating leverage related to marketing and admission and centralized support functions.

      Amortization of intangibles increased by 22.8%, to $721,000 in 2000 from $587,000 in 1999, resulting primarily from the amortization of the intangible assets associated with the acquisition of subsidiaries in August 1999.

      The Company had net interest expense of $442,000 for 2000, as compared to $70,000 for 1999. This change was attributable to an increase in the average outstanding borrowings, primarily related to capital expenditures, acquisitions and the repurchase of shares.

      The Company's effective tax rate decreased from 41.1% in 1999 to 40.2% in 2000. This decrease reflects a change in the taxable income among the states in which the Company operates, and differs from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

      Net income increased by $2.3 million to $12.5 million in 2000 from $10.2 million in 1999. The increase is attributable to improved results from operations at the Company's schools and a lower effective tax rate, partially offset by higher amortization of intangibles and interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated positive cash flow from operating activities of $8.5 million and $34.8 million for the six months ended December 31, 1998 and 1999, respectively. The year-to-year improvement reflects the increase in net income and non-cash charges, as well as the timing of receipts of financial aid funds.

      The Company had a $5.7 million working capital deficit as of December 31, 1999 as compared to $10.5 million of working capital as of June 30, 1999. The decrease in working capital primarily reflects the cash used for capital expenditures, acquisitions and repurchase of shares with no increased borrowings, as compared to June 30, 1999. Net trade receivables increased $2.4 million from June 30, 1999 and $3.2 million from December 31, 1998, primarily as a result of the enrollment and corresponding revenue increase, acquisitions and the timing of the class starts.

      Borrowings under the Company's Amended and Restated Credit Agreement dated March 16, 1995 have been used by the Company primarily to fund working capital needs, resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter.

Collection of these receivables is heaviest at the start of each academic quarter.

      The Company is currently negotiating a new credit agreement that will provide for borrowings in excess of the limits provided under its current arrangement. The Company has received a commitment letter for borrowings in excess of the outstanding balance under its existing facility. The Company believes that cash flow from operations, supplemented from time to time by borrowings under this agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the agreement.

      The Company's capital expenditures were $18.7 million and $32.6 million in 2000 and 1999, respectively. The 1999 expenditures included approximately $20.5 million attributable to real estate acquisitions and subsequent improvements.

      The Company anticipates its capital spending for 2000 will be approximately equivalent to the 1999 level of expenditures. The 2000 additions will be primarily related to the further investment in schools acquired or started during the current and previous four years, continued improvements to the facilities under construction, additional or replacement school and housing facilities and classroom technology.

      The majority of the Company's facilities are leased. Future commitments on existing leases will be paid from cash provided from operating activities.

IMPACT OF NEW ACCOUNTING STANDARDS

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement has been amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of SFAS No. 133 and does not believe that the adoption of this standard will have a material effect on the financial statements or results of operations of the Company.

YEAR 2000 ISSUES

      The Year 2000 problem arose from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems could arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. As a result, many such products and systems could experience miscalculations, malfunctions or disruptions. This problem is commonly referred to as the "Year 2000" problem, and the acronym "Y2K" is commonly substituted for the phrase "Year 2000."

      As a result of the Company's software upgrades and computer system purchases over the past few years, substantially all of EDMC's computer systems were deemed to be Y2K-compliant. Additionally, the Company created a task force to evaluate exposure from potential Y2K problems in all other IT or non-IT systems. Based on the efforts of the task force, the Company either repaired, replaced or upgraded all significant internal IT and non-IT systems with potential Y2K problems. Additionally, the task force identified those third parties whose Y2K compliance or lack thereof could pose problems for the Company. These third parties were contacted and have responded with Y2K compliance plans that appeared to be adequate. As a result of the Company's Y2K preparation efforts, it has experienced no business interruptions from Y2K issues.

      To date, the Company has experienced no significant effects from Y2K problems. Other than costs incurred specifically related to Y2K expenditures, the level or timing of expenditures was not impacted. Additionally, no impact on inquiries or revenues was identified in connection with Y2K matters.

      The Company has incurred approximately $300,000 of costs directly associated with its efforts to address its Y2K issues. This amount does not include an allocation of salaries of EDMC personnel participating in this effort. Nor does it include recent hardware, software, or systems purchases which are, or have been, warranted to be Y2K-compliant. The Company expects to incur minimal additional direct costs related to Y2K issues. All Y2K-related expenditures are expensed as incurred.

                                     PART II

ITEM 1 - LEGAL PROCEEDINGS

         Not Applicable

ITEM 2 - CHANGES IN SECURITIES

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 4, 1999, the annual meeting of the shareholders of the Company was held for the election of directors and so that the shareholders could vote upon two proposals set forth below.

         (i) Election of directors (Class III):
                                                                SHARES
                         Robert B. Knutson:
                            For                               26,694,809
                            Withheld                             231,617

                         John R. McKernan, Jr.:
                            For                               26,687,423
                            Withheld                             239,003

                         James S. Pasman, Jr.:
                            For                               26,713,764
                            Withheld                             212,662

          (ii) Approval of the retention of Arthur Andersen LLP as the Company's independent auditors:

                                                                SHARES

                            For                               26,790,460
                            Against                               42,191
                            Abstain                               93,775

          (iii) Amendment of the 1996 Stock Incentive Plan:
                                                                 SHARES

                            For                               23,895,069
                            Against                            1,303,205
                            Abstain                              230,460


ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  (15) Report of Independent Public Accountants
                  (27) Financial Data Schedule submitted to the Securities
                       and Exchange Commission in electronic format.

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed for the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EDUCATION MANAGEMENT CORPORATION
                                       (Registrant)

Date: February 14, 2000





                                       /s/ Robert B. Knutson
                                       -----------------------------------------
                                       Robert B. Knutson
                                       Chairman and Chief Executive Officer



                                       /s/ Robert T. McDowell
                                       -----------------------------------------
                                       Robert T. McDowell
                                       Executive Vice President and
                                       Chief Financial Officer