Form 10-Q
period 2000-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2000-05-15
CIK 880059

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

FOR THE PERIOD ENDED: MARCH 31, 2000           COMMISSION FILE NUMBER: 000-21363

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

The number of shares of the registrant's Common Stock outstanding as of March 31, 2000 was 28,851,548.

================================================================================

                                      INDEX


PART I -  FINANCIAL INFORMATION                                             PAGE

          ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...3-6
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION.............7-9


PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS..........................................10
          ITEM 2 - CHANGES IN SECURITIES......................................10
          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES............................10
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........10
          ITEM 5 - OTHER INFORMATION..........................................10
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................10


SIGNATURES....................................................................11

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  MARCH 31,        JUNE 30,         MARCH 31,
                                                                    1999             1999             2000
                                                                  --------         --------         --------
                                                                (unaudited)                        (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted
    balances..............................................        $ 13,254         $ 32,871         $    715
  Receivables ............................................           9,855           15,333           11,731
  Inventories ............................................           2,094            2,038            2,479
  Deferred income taxes ..................................           2,361            2,476            2,476
  Other current assets ...................................           4,043            2,991            4,640
                                                                  --------         --------         --------
       Total current assets ..............................          31,607           55,709           22,041
                                                                  --------         --------         --------
PROPERTY AND EQUIPMENT, NET ..............................          83,166           96,081          120,177
DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS .........           6,830            7,514            8,263
INTANGIBLE ASSETS, NET OF AMORTIZATION ...................          19,607           19,442           28,533
                                                                  --------         --------         --------
       TOTAL ASSETS ......................................        $141,210         $178,746         $179,014
                                                                  ========         ========         ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt ......................        $  1,346         $    731         $     16
  Accounts payable .......................................           3,674           12,110            4,732
  Accrued liabilities ....................................          10,204           11,438            9,960
  Advance payments .......................................          32,974           20,909           40,242
                                                                  --------         --------         --------
       Total current liabilities .........................          48,198           45,188           54,950
                                                                  --------         --------         --------
LONG-TERM DEBT, LESS CURRENT PORTION .....................              --           36,500           14,621
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES.....           1,501              253              986
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common stock ...........................................             295              295              297
  Additional paid-in capital .............................          90,774           93,736           94,838
  Treasury stock, at cost ................................            (354)            (495)          (9,510)
  Retained earnings ......................................             796            3,269           22,832
                                                                  --------         --------         --------
       TOTAL SHAREHOLDERS' INVESTMENT ....................          91,511           96,805          108,457
                                                                  --------         --------         --------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT ....        $141,210         $178,746         $179,014
                                                                  ========         ========         ========

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                     ENDED MARCH 31,               ENDED MARCH 31,
                                                                 1999           2000           1999              2000
                                                              ---------      ----------     -----------       ----------
NET REVENUES ..........................................        $70,575         $83,195        $195,640         $231,068
COSTS AND EXPENSES:
  Educational services ................................         45,122          53,342         124,915          147,769
  General and administrative ..........................         14,890          17,491          42,230           48,957
  Amortization of intangibles .........................            314             394             901            1,115
                                                               -------         -------        --------         --------
                                                                60,326          71,227         168,046          197,841
                                                               -------         -------        --------         --------
INCOME BEFORE INTEREST AND TAXES ......................         10,249          11,968          27,594           33,227
  Interest expense (income), net ......................           (116)             87             (46)             529
                                                               -------         -------        --------         --------
INCOME BEFORE INCOME TAXES ............................         10,365          11,881          27,640           32,698
  Provision for income taxes ..........................          4,260           4,768          11,361           13,135
                                                               -------         -------        --------         --------
NET INCOME ............................................        $ 6,105         $ 7,113        $ 16,279         $ 19,563
                                                               =======         =======        ========         ========
EARNINGS PER SHARE:
    Basic .............................................        $   .21         $   .25        $    .56         $    .68
                                                               =======         =======        ========         ========
    Diluted ...........................................        $   .20         $   .24        $    .53         $    .66
                                                               =======         =======        ========         ========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
    Basic .............................................         29,414          28,786          29,248           28,921
    Diluted ...........................................         30,867          29,733          30,596           29,779



    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               FOR THE NINE MONTHS
                                                                  ENDED MARCH 31,
                                                              1999              2000
                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................        $ 16,279         $ 19,563
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     FLOWS FROM OPERATING ACTIVITIES:
       Depreciation and amortization................          12,126           14,694
       Changes in current assets and liabilities:
          Receivables...............................           1,823            3,767
          Inventories...............................            (161)            (312)
          Other current assets .....................          (1,702)          (1,529)
          Accounts payable..........................          (3,308)          (7,799)
          Accrued liabilities.......................              42           (1,549)
          Advance payments..........................          14,636           18,417
                                                            --------         --------
            Total adjustments.......................          23,456           25,689
                                                            --------         --------
            Net cash flows from operating activities          39,735           45,252
                                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired             (500)          (8,047)
  Expenditures for property and equipment...........         (37,304)         (36,666)
  Other, net........................................            (858)          (1,140)
                                                            --------         --------
            Net cash flows from investing activities         (38,662)         (45,853)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt........................         (37,036)         (23,644)
  Repurchase of Common Stock........................            --             (9,015)
  Net proceeds from issuance of Common Stock .......           1,899            1,104
  Other capital stock transactions, net ............               8             --
                                                            --------         --------
            Net cash flows from financing activities         (35,129)         (31,555)
                                                            --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS.............         (34,056)         (32,156)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......          47,310           32,871
                                                            --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD............        $ 13,254         $    715
                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)..............        $    229         $     31
  Income taxes......................................           9,933           12,023


    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 1999 has been derived from the audited balance sheet included in the Company's 1999 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 1999 and 2000 refer to the periods ended March 31, 1999 and 2000, respectively.

          Certain prior period balances have been reclassified to conform to the current period presentation.

2. Education Management Corporation ("EDMC" or the "Company") is among the largest providers of proprietary postsecondary education in the United States, based on student enrollment and revenues. Through its operating units, primarily the Art Institutes, the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for over 35 years.

3.        Reflected below is a summary of the Company's capital stock:

                                   PAR VALUE     AUTHORIZED     MARCH 31, 1999    JUNE 30, 1999    MARCH 31, 2000
           ISSUED:
              Preferred Stock      $    .01      10,000,000                 --             --                --
              Common Stock         $    .01      60,000,000         29,485,434     29,546,833        29,743,992
           HELD IN TREASURY:
              Common Stock              N/A             N/A             78,802         85,646           892,446

          On August 3, 1999, the Board of Directors authorized the Company to repurchase up to $10 million of its currently outstanding Common Stock. The quantity and timing of such purchases are determined by management, based upon market conditions and other factors. Through March 31, 2000, the Company had repurchased approximately 807,000 shares at an approximate aggregate cost of $9 million.

4. On August 17, 1999, the Company acquired the outstanding stock of the American Business & Fashion Institute in Charlotte, North Carolina, since renamed The Art Institute of Charlotte. On August 26, 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts.

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

5.        Reconciliation of diluted shares (000's):

                                                                    THREE MONTHS ENDED MARCH 31,  NINE  MONTHS ENDED MARCH 31,
                                                                    ----------------------------  ----------------------------
                                                                       1999             2000           1999          2000
                                                                     --------         --------       --------      --------
                      Basic shares...........................          29,414           28,786         29,248        28,921
                      Dilution for stock options.............           1,453              947          1,348           858
                                                                     --------         --------       --------      --------
                      Diluted shares.........................          30,867           29,733         30,596        29,779
                                                                     ========         ========       ========      ========

          For the period ended March 31, 2000, options to purchase approximately 197,000 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

    This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 1999 and 2000 are to the periods ended March 31, 1999 and 2000, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

    Net revenues increased by 17.9% to $83.2 million in 2000 from $70.6 million in the third quarter of 1999 due primarily to a 15.7% increase in student enrollment, accompanied by a tuition increase of approximately 4%. Total student enrollment at the Company's schools increased from 20,711 in 1999 to 23,956 in 2000, including enrollment growth of approximately 10.8% at the schools that have been operated by the Company for 24 months or more. The Company acquired both the American Business and Fashion Institute (since renamed The Art Institute of Charlotte) and Massachusetts Communications College in August 1999.

    Educational services expense increased by $8.2 million, or 18.2%, to $53.3 million in 2000 from $45.1 million in 1999, due primarily to the incremental costs to support higher student enrollment. Educational services expense represented 64.1% and 63.9% of net revenues for 2000 and 1999, respectively.

    General and administrative expense was $17.5 million in 2000, up 17.5% from $14.9 million in 1999. The increase over the comparable quarter in the prior year reflects higher marketing and student admissions expense, resulting primarily from increased employee compensation and media advertising costs. General and administrative expense, as a percent of net revenues, decreased slightly as compared to the third quarter of fiscal 1999.

    Amortization of intangibles increased by $80,000, to $394,000 in 2000, resulting primarily from the amortization of intangibles associated with the August 1999 acquisitions, discussed above.

    The Company had net interest expense of $87,000 in 2000, as compared to net interest income of $116,000 in 1999. This change was attributable to an increase in the average outstanding borrowings, primarily related to capital expenditures, acquisitions, and the repurchase of shares of Common Stock.

    The Company's effective tax rate was 40.1% in 2000 and 41.1% in 1999. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $1.0 million to $7.1 million in 2000 from $6.1 million in 1999, due to the factors described above.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1999

    Net revenues increased by 18.1% to $231.1 million for the first nine months of fiscal 2000 from $195.6 million for the comparable period in fiscal 1999. Average student enrollment at the Company's schools increased from 19,300 in 1999 to 22,222 in 2000, or 15.1%. The enrollment growth and an approximate 4% tuition increase resulted in greater net revenues.

    Educational services expense increased by $22.9 million, or 18.3%, to $147.8 million in 2000 from $124.9 million in 1999, due primarily to the incremental costs to support higher student enrollments. As a percentage of net revenues, educational services expense increased from 63.8% to 64.0%, for the respective periods.

    General and administrative expense was $49.0 million in 2000, up 15.9% from $42.2 million in 1999. The increase over the comparable period in the prior year reflects higher marketing and student admissions expense, resulting primarily from increased employee compensation and media advertising costs. General and administrative expense represented 21.6% and 21.2% of net revenues in the first nine months of fiscal 1999, and fiscal 2000, respectively.

    Amortization of intangibles increased by 23.8% to $1.1 million in 2000 from $901,000 in 1999, resulting primarily from the amortization of intangibles associated with the August 1999 acquisitions discussed above.

    The Company had net interest expense of $529,000 in 2000 as compared to net interest income of $46,000 in 1999. This change was attributable to an increase in the average outstanding borrowings, primarily related to capital expenditures, acquisitions, and the repurchase of shares of Common Stock.

    The Company's effective tax rate was 40.2% in 2000 and 41.1% in 1999. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $3.3 million or 20.2% to $19.6 million in 2000 from $16.3 million in 1999, due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated positive cash flow from operating activities of $45.3 million for the nine months ended March 31, 2000, an increase of $5.5 million over the comparable period for 1999. The year-to-year improvement results primarily from the increases in net income and non-cash charges.

    The Company had a $32.9 million working capital deficit as of March 31, 2000 as compared to $10.5 million of working capital as of June 30, 1999. The decrease in working capital was due primarily to cash used for capital expenditures of $36.7 million and for $23.6 million in debt repayments.

    During the quarter, the Company entered into a Credit Agreement (the "Credit Agreement") which provides for borrowings up to $100.0 million. Borrowings under this facility bear interest at one of three rates set forth in the Credit Agreement, at the election of the Company. Certain outstanding letters of credit reduce this facility. As of March 31, 2000, the Company had approximately $ 85.1 million of borrowing capacity available under the Credit Agreement. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified interest and leverage ratio requirements, restrict the repurchase of Common Stock and the incurrence of additional indebtedness. As of March 31, 2000, the Company was in compliance with all covenants under the Credit Agreement.

    Borrowings under the Credit Agreement are used by the Company primarily to fund working capital needs, resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

    The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Credit Agreement.

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

IMPACT OF NEW ACCOUNTING STANDARDS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement has been amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of SFAS No. 133 and does not believe that the adoption of this standard will have a material effect on the financial statements or results of operations of the Company.

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

         Not Applicable

ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             (4.01) Credit Agreement, dated February 18, 2000, among the
                    Company, certain banks, National City Bank of Pennsylvania and First Union National Bank

             (4.02) First Amendment to Credit Agreement, dated March 31, 2000, among the Company, certain banks, National City Bank of Pennsylvania and First Union National Bank

             (15)   Report of Independent Public Accountants

             (27) Financial Data Schedule submitted to the Securities and Exchange Commission in electronic format.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed for the three months ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           EDUCATION MANAGEMENT CORPORATION
                           (Registrant)

Date: May 15, 2000




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