Form 10-K
period 2000-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2000-09-28
CIK 880059

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

FOR THE FISCAL YEAR ENDED: JUNE 30, 2000       COMMISSION FILE NUMBER: 000-21363

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 20, 2000 was approximately $349,419,335. The number of shares of Common Stock outstanding on September 20, 2000 was 29,145,386 shares.

Documents incorporated by reference: Portions of the definitive Proxy Statement of the registrant for the annual meeting of shareholders to be held on November 2, 2000 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Forward-Looking Statements: This Annual Report on Form 10-K contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by their use of terms such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof or other variations thereon or comparable terminology. Those statements are based on the intent, belief or expectation of Education Management Corporation ("EDMC" or the "Company") as of the date of this Annual Report. Such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors, including those factors described at the end of the response to Item 7 under the heading "Risk Factors." The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions or circumstances on which any such statement is based. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 of this Annual Report.

ITEM 1--BUSINESS

BUSINESS OVERVIEW

     EDMC is among the largest providers of proprietary postsecondary education in the United States, based on student enrollment and revenues. The Company was organized as a Pennsylvania corporation in 1962 and completed its initial public offering (the "IPO") in 1996. Through its main operating unit, the Art Institutes ("The Art Institutes"), the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts and fashion. The Company's Art Institutes have graduated over 100,000 students. In the fall quarter beginning October 1999, EDMC's schools had 24,502 students enrolled, representing all 50 states and over 112 countries.

     The Company's main operating unit, The Art Institutes, consisted of 18 schools in 17 cities throughout the United States as of June 30, 2000. The Art Institute of Washington (located in Arlington , VA) and The Art Institute of Los Angeles -- Orange County began operations in July 2000. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, media arts & animation, multimedia & web design, video production, interior design, industrial design, culinary arts, photography, and fashion. These programs typically are completed in 18 to 48 months and culminate in a bachelor's or associate's degree. In the summer quarter beginning July 2000, 16 Art Institutes offered bachelor's degree programs, and EDMC expects to continue to introduce bachelor's degree programs at schools in states that permit proprietary postsecondary institutions to offer such programs.

     The Company offers a culinary arts curriculum at 11 Art Institutes, including The Illinois Institute of Art at Chicago, which began offering culinary arts classes in January 2000. In addition, The New York Restaurant School ("NYRS"), a culinary arts and restaurant management school located in New York City, offers an associate's degree program and certificate programs in these fields.

     The Company also owns NCPT (The National Center for Paralegal Training), which offers paralegal certificate programs, and The National Center for Professional Development, which maintains consulting relationships with five colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planning certificate programs.

     EDMC's graduates are employed by a broad range of employers nationwide. Approximately 90% of the calendar year 1999 graduates of all programs at EDMC's schools who were available for employment obtained positions in fields related to their programs of study within six months of graduation.

THE BUSINESS OF EDUCATION

     EDMC's primary mission is to promote student success by providing students with the education necessary to meet employers' current and anticipated needs. To achieve this objective, the Company focuses on marketing to a broad range of potential students, admitting students who possess the relevant interests and capabilities, providing students with programs of study taught by industry professionals, and assisting students with job placement.

     STUDENT RECRUITMENT AND MARKETING

     The general reputation of The Art Institutes and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as television and print media advertising, the Internet, high school visits and recruitment events. EDMC uses its internal advertising agency to create publications, television and radio commercials, videos and other promotional materials for the Company's schools. The Company estimates that in fiscal 2000 referrals accounted for 34% of new student enrollment at The Art Institutes, high school recruitment programs accounted for 20%, broadcast advertising accounted for 21%, print media accounted for 7%, the Company's web sites accounted for 13%, and international marketing accounted for less than 1%. The remainder was classified as miscellaneous.

     In fiscal 2000, The Art Institutes' marketing efforts generated inquiries from approximately 294,000 qualified prospective students. The Art Institutes' inquiry-to-application conversion ratio has decreased from 10.2% in fiscal 1998 to 9.7% in fiscal 2000, and the applicant-to-new student ratio has decreased from 66.0% in fiscal 1998 to 63.8% in fiscal 2000.

     The Company also employs approximately 95 representatives who make presentations at high schools to promote The Art Institutes. Each Art Institute also conducts college preview seminars at which prospective students can meet with a representative, view artwork and videos, and receive enrollment information. In fiscal 2000, representatives visited over 10,000 high schools and attended approximately 2,100 career events. Summer teenager and teacher workshops are held to inform students and educators of the education programs offered by The Art Institutes. The Company's marketing efforts to reach young adults and working adults who may be attracted to evening programs are conducted through local newspaper advertising, direct mail campaigns and broadcast advertising.

     STUDENT ADMISSIONS AND RETENTION

     Each applicant for admission to an Art Institute is required to have a high school diploma or a recognized equivalent and to submit a written essay. Prospective students are interviewed to assess their qualifications, their interest in the programs offered by the applicable Art Institute and their commitment to their education. In addition, the curricula, student services, education costs, available financial resources and student housing are reviewed during interviews, and tours of the facilities are conducted for prospective students.

     Art Institute students are of varying ages and backgrounds. For fiscal 2000, approximately 32% of the entering students matriculated directly from high school, approximately 26% were between the ages of 19 and 21, approximately 30% were 22 to 29 years of age and approximately 12% were 30 years old or older.

     Students at the Company's schools may fail to finish their programs for a variety of personal, financial or academic reasons. To reduce the risk of student withdrawals, each Art Institute devotes staff resources to advise students regarding academic and financial matters, part-time employment and housing. Remedial courses are mandated for students with lower academic skill levels and tutoring is encouraged for students experiencing academic difficulties. The Art Institutes' net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, was 66.4% in fiscal 1998 and 64.8% in fiscal 2000.

     EDUCATION PROGRAMS

     The Art Institutes offer the following degree programs. Not all programs are offered at each Art Institute. (For internal purposes, the Company classifies its degree programs according to four "schools" or areas of study.)

THE SCHOOL OF DESIGN

Associate's Degree Programs

  Computer-Aided Drafting & Design
  Animation Art & Design
  Graphic Design
  Interior Design
  Industrial Design Technology

Bachelor's Degree Programs

  Media Arts & Animation
  Game Art & Design
  Graphic Design
  Interior Design
  Industrial Design Technology

THE SCHOOL OF CULINARY ARTS

Associate's Degree Programs

  Culinary Arts
  Restaurant and Catering Management

Bachelor's Degree Programs

  Culinary Management

THE SCHOOL OF MEDIA ARTS

Associate's Degree Programs
  Audio Production
  Broadcasting
  Information Technology & Design
  Multimedia & Web Design
  Photography
  Video Production

Bachelor's Degree Programs
  Internet Marketing & Advertising
  Multimedia & Web Design

THE SCHOOL OF FASHION

Associate's Degree Programs
  Fashion Design
  Fashion Marketing
  Visual Merchandising

Bachelor's Degree Programs
  Fashion Design
  Fashion Marketing and Management

     NYRS offers an associate's degree program in culinary arts and restaurant management and certificate programs in culinary arts, pastry arts, culinary skills and restaurant management.

     Approximately 7.4% of the average quarterly student enrollment at the Company's schools in fiscal 2000 were in specialized diploma programs. Academic credits from the specialized diploma programs at the Art Institutes and NYRS are transferable into bachelor's and associate's degree programs at those schools. Diploma programs are designed for working adults who seek to supplement their education or are interested in enhancing their marketable skills.

     GRADUATE EMPLOYMENT

     Based on information received from graduating students and employers, the Company believes that students graduating from The Art Institutes during the five calendar years ended December 31, 1999 obtained employment in fields related to their programs of study as follows:

                                                                   PERCENTAGE OF AVAILABLE
                                                    NUMBER OF      GRADUATES WHO OBTAINED
GRADUATING CLASSES                                  AVAILABLE       EMPLOYMENT RELATED TO
(CALENDAR YEAR)                                  GRADUATES(1)(2)   PROGRAM OF STUDY(2)(3)
------------------                               ---------------   -----------------------
1999...........................................       4,621                 89.6%
1998...........................................       3,941                 90.5
1997...........................................       3,811                 89.0
1996...........................................       3,676                 86.8
1995...........................................       3,734                 87.4

---------------
(1) The term "Available Graduates" refers to all graduates except those who are pursuing further education, deceased, in active military service, who have medical conditions that prevent such graduates from working, who are continuing in a professional unrelated career, or who are international students no longer residing in the United States.

(2) If the graduates of NCPT and NYRS (since its acquisition in August 1996) were included in this table, then the number of graduates and placement rates for 1996, 1997, 1998, and 1999 would have been 4,167, 4,749, 4,719, and 5,279, and 86.4%, 87.3%, 90.9%, and 90.1%, respectively.

(3) The information presented reflects employment in fields related to graduates' programs of study within six months after graduation.

     For calendar year 1999, the approximate average starting salaries of graduates of degree and diploma programs at The Art Institutes were as follows:
The School of Culinary Arts--$24,460; The School of Design--$26,206; The School of Fashion--$22,041; and The School of Media Arts--$25,785.

     Each Art Institute offers career-planning services to all graduating students through its Career Services department. Specific career advice is provided during the last two quarters of a student's education. In addition to individualized training in interviewing and networking techniques and resume-writing, a Career Development course is also required for all students. Students also receive portfolio counseling where appropriate. The Art Institutes maintain contact with approximately 15,000 employers nationwide. Career Services advisors educate employers about the programs at The Art Institutes and the caliber of their graduates and also participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career Services staff also visit employer sites to learn more about their operation and better understand their recruiting needs.

     Employers of Art Institute graduates include numerous small and medium-sized companies, as well as larger companies with a national or international presence. The following companies are representative of the larger companies that employ Art Institute graduates: AT&T, Microsoft Corporation, Marriott International, Inc., Home Depot, Viacom, The Gap, Federated Department Stores, The Boeing Company, Eddie Bauer, Inc., Ethan Allen Interiors Inc., FlightSafety International, Humongous Entertainment, Inc., Kinko's Corporation, Sodexho, The May Department Stores Company, The Neiman Marcus Group, Inc., Aramark, Nintendo of America, Nordstrom, Inc., The Ritz-Carlton, Sears Roebuck and Co., Sierra On-Line, Inc., Starwood Hotels & Resorts, Fox Entertainment Group, TCI International, Inc., Time Warner Inc., and The Walt Disney Company.

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

     Pursuant to provisions of the Higher Education Act of 1965, as amended ("HEA"), the U.S. Department of Education relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in federal financial aid programs under Title IV of the HEA ("Title IV Programs"). The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of EDMC's schools are accredited by one or more accrediting agencies recognized by the U.S. Department of Education. Six of the Company's schools are accredited by one of the six regional accrediting agencies that accredit virtually all of the public and private non-profit colleges and universities in the United States.

     The following table shows the location of each of EDMC's schools, the name under which it operates, the year of its establishment, the date EDMC opened or acquired it, the number of students enrolled as of October 1999 (the beginning of the second (fall) quarter of fiscal 2000), and the accrediting agencies (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first).

                                                                       FISCAL YEAR       FALL
                                                         CALENDAR         EDMC        ENROLLMENT
                                                           YEAR         ACQUIRED/      (OCTOBER
SCHOOL                               LOCATION          ESTABLISHED       OPENED         1999)           ACCREDITING AGENCY
------                         ---------------------   ------------   -------------   ----------   -----------------------------
The Art Institute of
  Atlanta....................  Atlanta, GA                 1949           1971          1,909      Commission on Colleges of the
                                                                                                   Southern Association of
                                                                                                   Colleges and Schools ("SACS")
The Art Institute of
  Charlotte..................  Charlotte, NC               1973           2000            157      Accrediting Council of
                                                                                                   Independent Colleges and
                                                                                                   Schools ("ACICS")
The Art Institute of
  Colorado...................  Denver, CO                  1952           1976          1,976      Accrediting Commission of
                                                                                                   Career Schools and Colleges
                                                                                                   of Technology ("ACCSCT"),
                                                                                                   ACICS
The Art Institute of
  Dallas.....................  Dallas, TX                  1964           1985          1,544      SACS
The Art Institute of Fort
  Lauderdale.................  Fort Lauderdale, FL         1968           1974          2,761      ACCSCT, ACICS
The Art Institute of
  Houston....................  Houston, TX                 1974           1979          1,677      SACS, ACCSCT
The Art Institute of Los
  Angeles....................  Los Angeles, CA             1997           1998            856      ACCSCT & ACICS as a branch of
                                                                                                   The Art Institute of
                                                                                                   Pittsburgh
The Art Institute of Los
  Angeles - Orange County....  Orange County, CA           2000           2001              -      ACCSCT & ACICS as a branch of
                                                                                                   The Art Institute of Colorado
The Art Institute Online
  (1)........................  Pittsburgh, PA              1999           2000              -      Approved to offer programs as
                                                                                                   a division of The Art
                                                                                                   Institute of Pittsburgh
The Art Institute of
  Philadelphia...............  Philadelphia, PA            1971           1980          2,536      ACCSCT, ACICS
The Art Institute of
  Phoenix....................  Phoenix, AZ                 1995           1996            894      ACCSCT & ACICS as a branch of
                                                                                                   The Art Institute of Colorado
The Art Institute of
  Pittsburgh.................  Pittsburgh, PA              1921           1970          2,443      ACCSCT, ACICS
The Art Institute of
  Portland...................  Portland, OR                1963           1998            439      Commission on Colleges of the
                                                                                                   Northwest Association of
                                                                                                   Schools and Colleges
                                                                                                   ("NWASC")
The Art Institutes
  International at San
  Francisco..................  San Francisco, CA           1939           1998            217      ACCSCT, ACICS
The Art Institute of
  Seattle....................  Seattle, WA                 1946           1982          2,623      NWASC
The Art Institute of
  Washington.................  Arlington, VA               2000           2001              -      SACS, as a branch of The Art
                                                                                                   Institute of Atlanta
The Art Institutes
  International Minnesota....  Minneapolis, MN             1964           1997            737      ACICS
The Illinois Institute of Art
  at Chicago.................  Chicago, IL                 1916           1996          1,073      ACCSCT

                                                                       FISCAL YEAR       FALL
                                                         CALENDAR         EDMC        ENROLLMENT
                                                           YEAR         ACQUIRED/      (OCTOBER
SCHOOL                               LOCATION          ESTABLISHED       OPENED         1999)           ACCREDITING AGENCY
------                         ---------------------   ------------   -------------   ----------   -----------------------------
The Illinois Institute of Art
  at Schaumburg..............  Schaumburg, IL              1983           1996            699      ACCSCT, as a branch of The
                                                                                                   Illinois Institute of Art at
                                                                                                   Chicago
Massachusetts Communications
  College....................  Boston, MA                  1988           2000            573      New England Association of
                                                                                                   Schools and Colleges, Inc.
                                                                                                   through its Commission on
                                                                                                   Technical and Career
                                                                                                   Institutions
NCPT: The National Center for
  Paralegal Training.........  Atlanta, GA                 1973           1973            350      ACICS
The New York Restaurant
  School.....................  New York, NY                1980           1997          1,038      ACCSCT, ACICS, New York State
                                                                                                   Board of Regents

---------------

(1) The October 1999 enrollment for The Art Institute of Fort Lauderdale and The Art Institute of Phoenix includes students taking online courses in partnership with The Art Institute Online.

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

     ACCSCT has notified two of the Company's schools that, due to concerns regarding student completion rates for certain programs at each of those schools, such schools were required to provide certain supplemental reports to the agency. ACCSCT's standards define a program's completion rate as the percentage of students who started that program during a twelve-month period who have either graduated from that program within a period of time equal to 150% of that program's length or withdrawn from that program during the same period in order to accept full-time employment in the occupation or job category for which the program was offered. Because that calculation can only be performed after a student's scheduled completion date, it does not provide a timely basis for a school to take action to affect student outcomes. For that reason, for internal purposes, the Company uses the net annual persistence rate as a method to track the retention rate of students.

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

     FFEL. The FFEL program consists of two types of loans; Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Amounts received by students in the Company's schools under the Stafford loan program in fiscal 2000 equaled approximately 37% of the Company's net revenues. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by parents of students in the Company's schools under the PLUS loan program in fiscal 2000 equaled approximately 16% of the Company's net revenues.

     Pell. Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 2000, Pell grants ranged up to $3,125 per year; beginning on July 1, 2000, the limit was increased to $3,300 per year. Amounts received by students enrolled in the Company's schools in fiscal 2000 under the Pell program represented approximately 6% of the Company's net revenues.

     FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $300 to $1,200 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. In fiscal 2000, the Company's required 25% institutional match was approximately $975,000. Amounts received by students in the Company's schools under the FSEOG program in fiscal 2000 represented approximately 1% of the Company's net revenues.

     Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000, at a 5% interest rate and with repayment delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education, and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and relends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2000, the Company collected approximately $3 million from its former students. In fiscal 2000, the Company's required matching contribution was approximately $256,000. The Perkins loans disbursed to students in the Company's schools in fiscal 2000 represented approximately 1% of the Company's net revenues. Ten of the Company's schools participate in the Perkins program.

     Federal Work-Study. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. In fiscal 2000, FWS funds represented less than 1% of the Company's net revenues.

     OTHER FINANCIAL ASSISTANCE SOURCES

     Students at several of the Company's schools participate in state grant programs. In fiscal 2000, approximately 3% of the Company's net revenues was derived from state grant programs. In addition, certain students at some of the Company's schools receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 2000, financial assistance from such federal and state programs equaled 1.5% of the Company's net revenues. The Art Institutes also provide institutional scholarships to qualified students. In fiscal 2000, institutional scholarships had a value equal to approximately 4% of the Company's net revenues. The Company has also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans. The primary objective of these loan programs is to lower the monthly payments required of students. Such loans are without recourse to the Company or its schools.

     AVAILABILITY OF LENDERS

     During fiscal 2000, five lending institutions provided over 80% of all federally guaranteed loans to students attending the Company's schools. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make certain loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

     One student loan guaranty agency (USA Group Guarantee Services, formerly United Student Aid Funds) currently guarantees approximately 90% of all federally guaranteed student loans made to students enrolled at the Company's schools. The Company believes that other guaranty agencies would be willing to guarantee loans to the Company's students if that agency ceased guaranteeing those loans or reduced the volume of those loans it guaranteed.

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

     Cohort Default Rates. The U.S. Department of Education may impose sanctions on institutions whose former students default at an "excessive" rate on the repayment of federally guaranteed student loans. A school's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. Any institution whose FFEL cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in that program or the Federal Direct Student Loan Program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose FFEL cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. Since the calculation of FFEL cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders and non-federal guarantors), as well as the U.S. Department of Education, the HEA provides a formal process for the review and appeal of the accuracy of FFEL cohort default rates before the U.S. Department of Education takes any action against an institution based on its FFEL cohort default rates. As part of that process, the U.S. Department of Education provides each institution with its FFEL cohort default rate on a preliminary basis for review. Preliminary cohort default rates are subject to revision by the U.S. Department of Education based on information that schools and guaranty agencies identify and submit to the U.S. Department of Education for review in order to correct any errors in the data previously provided.

     None of the Company's schools has had an FFEL cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. For federal fiscal year 1997, the most recent year for which such rates have been published, the average FFEL cohort default rate for borrowers at all proprietary institutions was 15.4%. For that year, the combined FFEL cohort default rate for all borrowers at the Company's schools was 14.3%. For federal fiscal year 1998, the combined preliminary FFEL cohort default rate for all borrowers at the Company's schools was 10.2% and its individual schools' preliminary rates ranged from 2.0% to 17.5%,

     If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Provisional certification does not limit an institution's access to Title IV Program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV Program requirements. To EDMC's knowledge, the U.S. Department of Education reviews an institution's compliance with the cohort default rate thresholds described in this paragraph only when that school is otherwise subject to a U.S. Department of Education certification review. Six of the Company's schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 1999, the most recent year for which such rates have been calculated. For each of those schools, funds from the Perkins program equaled 1% of the school's net revenues in fiscal 2000. To date, none of those schools has been placed on provisional certification status for this reason. If an institution is placed on such status for this reason and the institution reduces its Perkins cohort default rate to below 15% in a subsequent year, the institution can ask the U.S. Department of Education to remove the provisional status.

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

     The Art Institute of Colorado, The Art Institute of Pittsburgh, The Art Institute of Fort Lauderdale and The Art Institute of Portland submitted their re-certification application during fiscal 2000 and are awaiting their re-certification. Additionally, The Art Institute of Phoenix and the Art Institute of Los Angeles, as additional locations of The Art Institute of Colorado and The Art Institute of Pittsburgh, respectively, are included on the recertification applications of their main campuses. During fiscal 2001, six of the Company's schools are scheduled to apply for recertification.

     The Art Institutes International at San Francisco, The Art Institute of Portland, Massachusetts Communications College, and The Art Institute of Charlotte are provisionally certified by the United States Department of Education due to their recent acquisition by the Company. NCPT's paralegal certificate program became eligible for FFELP loans effective June 30, 2000. NCPT is provisionally certified as are all institutions during their first year of access to the Title IV program. The Art Institute of Washington and the Art Institute of Los Angeles - Orange County are seeking eligibility as additional locations of their main campuses, The Art Institute of Atlanta and The Art Institute of Colorado, respectively.

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

     Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements as part of the U.S. Department of Education's quadrennial recertification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 2000, the Company believes that, on an individual institution basis, each of its schools then participating in Title IV Programs satisfied the financial responsibility standards. The Illinois Institute of Art at Schaumburg, The Art Institute of Phoenix and The Art Institute of Los Angeles are combined with their main campuses, The Illinois Institute of Art at Chicago, The Art Institute of Colorado, and The Art Institute of Pittsburgh, respectively, for that purpose.

     Restrictions on Operating Additional Schools. The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV Programs under its new ownership. Most of a school's change of ownership application can be reviewed prior to the change of ownership. If the application is considered to be substantially complete, the U.S. Department of Education may generate a temporary Provisional Program Participation Agreement allowing the school's students to continue to receive federal funding, subject to certain conditions. After the change of ownership and the remainder of the application is submitted, if the school is recertified, it is recertified on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV Program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution's access to Title IV Program funds. The Company's expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

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

     The "90/10 Rule." Under a provision of the HEA commonly referred to as the "90/10 Rule," a proprietary institution such as each of EDMC's schools will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. For fiscal 2000, the range for the Company's schools was from approximately 52% to approximately 75%.

     Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollment or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. EDMC believes that its current compensation plans are in substantial compliance with HEA requirements.

STATE AUTHORIZATION

     Each of EDMC's schools is authorized to offer education programs and grant degrees or diplomas by the state in which such school is located. The level of regulatory oversight varies substantially from state to state. In some states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. The Company believes that each of the Company's schools is in substantial compliance with applicable state authorizing and licensure laws.

EMPLOYEES

     As of June 30, 2000, EDMC employed 2,360 full-time and 862 part-time staff and faculty.

COMPETITION

     The postsecondary education market is highly competitive. The Art Institutes compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools. Certain public and private colleges and universities may offer programs similar to those of The Art Institutes. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices. However, tuition at private non-profit institutions is, on average, higher than The Art Institutes' tuition.

SEASONALITY IN RESULTS OF OPERATIONS

     EDMC has experienced seasonality in its results of operations primarily due to the pattern of student enrollment. Historically, EDMC's lowest quarterly revenues and income have been in the first quarter (July to September) of its fiscal year due to fewer students being enrolled during the summer months and the expenses incurred in preparation for the peak in enrollment in the fall quarter (October to December). EDMC expects that this seasonal trend will continue.

ITEM 2--PROPERTIES

     As of June 30, 2000, EDMC's schools were located in major metropolitan areas in 15 states. Typically, the schools occupy an entire building or several floors or portions of floors in a building. The Company and its subsidiaries currently lease the majority of their facilities.

     The following table sets forth certain information as of June 30, 2000 with respect to the principal properties used by the Company and its subsidiaries:

                             SQUARE FEET
                          -----------------
 LOCATION (CITY/STATE)    LEASED     OWNED
 ---------------------    -------   -------
Phoenix, AZ.............   58,635
Los Angeles, CA.........   56,150
Orange County, CA.......   54,850
San Francisco, CA.......   43,060
Denver, CO..............   35,725    98,840
Ft. Lauderdale, FL(1)...  117,900
Atlanta, GA.............  117,985
Charlotte, NC...........   16,915
Chicago, IL.............   62,577
Schaumburg, IL..........   33,970
Boston, MA..............   27,000
Minneapolis, MN.........   67,750
New York, NY............   41,805
Portland, OR............   34,155
Philadelphia, PA(2).....  158,810
Pittsburgh, PA..........   36,930   172,790
Pittsburgh, PA(3).......  128,200
Dallas, TX..............   95,420
Houston, TX.............   80,545
Seattle, WA.............   58,975    74,635
Arlington, VA...........   32,330

---------------
(1) One of the properties occupied by The Art Institute of Fort Lauderdale is owned by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director.

(2) One of the properties occupied by The Art Institute of Philadelphia is owned indirectly by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director and another current director of EDMC.

(3) This lease for the former location of the Art Institute of Pittsburgh expired in August 2000.

ITEM 3--LEGAL PROCEEDINGS

     EDMC and its wholly-owned subsidiaries The Art Institutes International, Inc. and The Art Institute of Houston, Inc. are defendants in a suit in the District Court of Harris County, Texas, filed on June 30, 1999 by 145 former and current students of The Art Institute of Houston. There have been subsequent amendments to the complaint adding 244 plaintiffs and naming the president of The Art Institute of Houston as an additional defendant. Plaintiffs claim, among other things, that they were misled about the nature, quality and utility of the education they would receive at The Art Institute of Houston. The complaint seeks unspecified compensatory and consequential damages, exemplary or punitive damages, additional damages under the Texas Deceptive Trade Practices Act, and attorneys' fees, expenses and interest. Given the nature of plaintiffs' claims and the inherent uncertainties of litigation, management is unable to predict the ultimate number, scope or duration of any such claims or the eventual outcome or costs of defending any such claims.

     The Company is also a defendant in certain other legal proceedings arising out of the conduct of its businesses. In the opinion of management, based upon its investigation of these claims and discussion with legal counsel, the ultimate outcome of such other legal proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market System under the symbol "EDMC." As of September 20, 2000, there were 29,145,386 shares of Common Stock outstanding held by 529 holders of record. The prices set forth below reflect the high and low sales prices for the Company's Common Stock, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

                                        1999                2000
                                  ----------------    ----------------
THREE MONTHS ENDED                 HIGH      LOW       HIGH      LOW
------------------                 ----      ---       ----      ---
September 30....................  $20.13    $14.50    $21.13    $12.38
December 31.....................   24.00     15.63     14.81      8.69
March 31........................   31.75     21.75     14.63     11.00
June 30.........................   30.75     14.56     18.69     14.88

     EDMC has not declared or paid any cash dividends on its capital stock during the past two years. EDMC currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA

     The following summary consolidated financial and other data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed in response to Item 8 and the information included in response to
Item 7 below. Most of the summary data presented below is derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 1999 and 2000 and for each of the three years in the period ended June 30, 2000 also is filed in response to Item 8 below. The summary consolidated income statement data for the years ended June 30, 1996 and 1997 and the summary consolidated balance sheet data as of June 30, 1996, 1997 and 1998 are derived from audited financial statements not included herein.

                                                            YEAR ENDED JUNE 30,
                                            ----------------------------------------------------
                                            1996(7)    1997(7)      1998       1999       2000
                                            -------    -------      ----       ----       ----
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues..............................  $147,863   $182,849   $221,732   $260,805   $307,249
ESOP expense(1)...........................     1,366         --         --         --         --
Income before extraordinary item(2).......     6,846      9,985     14,322     18,752     22,530
Net income................................     5,920      9,985     14,322     18,752     22,530
Dividends on Series A Preferred
  Stock(3)................................     2,249         83         --         --         --
Other Series A Preferred Stock
  transactions(3).........................        --        403         --         --         --
PER SHARE DATA(3):
Basic:
  Income before extraordinary item........  $    .33   $    .40   $    .50   $    .64   $    .78
  Net income..............................  $    .27   $    .40   $    .50   $    .64   $    .78
  Weighted average number of shares
     outstanding, in thousands(4).........    13,826     23,878     28,908     29,314     28,964
Diluted:
  Income before extraordinary item........  $    .19   $    .36   $    .48   $    .61   $    .75
  Net income..............................  $    .15   $    .36   $    .48   $    .61   $    .75
  Weighted average number of shares
     outstanding, in thousands(4).........    23,748     27,342     29,852     30,615     29,921
OTHER DATA:
Capital expenditures(5)...................  $ 14,981   $ 18,487   $ 17,951   $ 54,933   $ 57,073
Enrollment at beginning of fall
  quarter(6)..............................    13,407     15,838     18,763     21,518     24,502

                                                               AS OF JUNE 30,
                                            ----------------------------------------------------
                                              1996       1997       1998       1999       2000
                                              ----       ----       ----       ----       ----
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.................  $ 27,399   $ 33,227   $ 47,310   $ 32,871   $ 39,538
Receivables, net..........................     8,172     10,547     11,678     15,333     16,735
Current assets............................    39,858     48,886     65,623     55,709     66,713
Total assets..............................   101,412    126,292    148,783    178,746    240,675
Current liabilities.......................    27,264     36,178     38,097     45,188     62,891
Long-term debt (including current
  portion)................................    65,919     34,031     38,382     37,231     64,283
Shareholders' investment..................     9,656     57,756     73,325     96,805    112,950

---------------
(1) Expense incurred in connection with the Education Management Corporation Employee Stock Ownership Plan and Trust (the "ESOP") equals the sum of the payments on borrowings associated with the ESOP's acquisition of securities from EDMC, plus repurchases of shares from participants in the ESOP, less the dividends paid on the shares of Series A 10.19% Convertible Preferred Stock, $.0001 par value (the "Series A Preferred Stock") previously held by the ESOP. In fiscal 1996, the borrowings associated with the ESOP were repaid in full. Therefore, subsequent thereto there has not been, nor will there be in the future,

    ESOP expense resulting from the repayment of such loan or, so long as the Common Stock is publicly traded, from repurchases of shares.

(2) During fiscal 1996, the Company incurred a $1.5 million penalty in connection with the prepayment of debt, which is classified as an extraordinary item, net of the related income tax benefit.

(3) Dividends on the outstanding shares of Series A Preferred Stock, dividends accrued but not paid on outstanding shares of Series A Preferred Stock and a redemption premium paid upon redemption of 75,000 shares of Series A Preferred Stock have been deducted from net income in calculating net income per share.

(4) The weighted average shares outstanding used to calculate basic income per share does not include potentially dilutive securities (such as stock options, warrants and convertible preferred stock). Diluted income per share includes, where dilutive, the equivalent shares of Common Stock calculated under the treasury stock method for the assumed exercise of options and warrants and conversion of shares of Series A Preferred Stock.

(5) Capital expenditures for fiscal 1999 and 2000 reflect approximately $5.1 million and $13.2 million included in accounts payable at year-end, respectively.

(6) Excludes students enrolled in programs at those colleges and universities with which the Company has consulting arrangements.

(7) Charges of $0.5 million and $0.4 million are reflected in 1996 and 1997, respectively, to account for non-cash compensation expense related to the performance-based vesting of nonqualified stock options.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with the information filed in response to Item 6 above and Item 8 below. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30.

BACKGROUND

     EDMC is among the largest providers of proprietary postsecondary education in the United States, based on student enrollment and revenues. Through its operating units, primarily The Art Institutes, the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for over 35 years, and its Art Institutes have more than 100,000 graduates. As of June 30, 2000, the Company operated 20 schools in 17 major metropolitan areas throughout the United States. The Art Institute of Washington and the Art Institute of Los Angeles, Orange County began operations in July 2000.

     Net revenues, income before interest and taxes and net income increased in each of the last two years. Net revenues are presented after deducting refunds, scholarships and other adjustments. Net revenues increased 38.6% to $307.2 million in 2000 from $221.7 million in 1998. Income before interest and taxes increased 55.3% to $38.3 million in 2000 from $24.7 million in 1998. Net income increased by 57.3% to $22.5 million in 2000 from $14.3 million in 1998. Average quarterly student enrollment at the Company's schools was 22,264 in 2000 compared to 17,002 in 1998. The increase in average enrollment relates to, among other factors, new education programs and additional school locations, along with expanded bachelor's degree and evening degree program offerings.

     The Company's revenues consist of tuition and fees, student housing fees and student supply store and restaurant sales. In 2000, the Company derived 89.6% of its net revenues from net tuition and fees paid by, or on behalf of, its students. Tuition revenue generally varies based on the average tuition charge per credit hour and the average student population. Student supply store and housing revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a fiscal period and by the number of new students entering school during such period. New students enter The Art Institutes at the beginning of each academic quarter, which typically commence in January, April, July and October. The Company believes that the size of its student population is influenced by the number of graduating high school students, the attractiveness of its program offerings, the effectiveness of its marketing efforts, changes in technology, the persistence of its students, the length of its education programs and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing the Company's average student population.

     Tuition increases have been implemented in varying amounts in each of the past several years. Historically, the Company has been able to pass along cost increases through increases in tuition. The Company believes that it can continue to increase tuition as educational costs at other postsecondary institutions, both public and private, continue to rise. The Company's schools implemented tuition rate increases averaging approximately 5% during 2000. Tuition rates vary by geographic region, but are generally consistent by program at the respective schools.

     The majority of students at The Art Institutes rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the year ended June 30, 2000, approximately 62% of the Company's net revenues were indirectly derived from Title IV Programs.

     Educational services expense consists primarily of costs related to the development, delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility and school occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. The Company's faculty comprised approximately 46% full-time and approximately 54% part-time employees, for both 1999 and 2000.

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

     Amortization of intangibles relates to the values assigned to identifiable intangible assets and goodwill. These intangible assets arose principally from the acquisitions of the schools discussed below.

     In December 1997, the Company purchased certain assets of the Louise Salinger School in San Francisco, California for $0.6 million in cash. The Company also entered into a consulting agreement with its former president in exchange for an option to purchase 20,000 shares of Common Stock. The school was renamed The Art Institutes International at San Francisco.

     In February 1998, the Company acquired certain assets related to the operations of Bassist College in Portland, Oregon for approximately $0.9 million in cash. The purchase agreement provides for additional consideration based upon a specified percentage of gross revenues over a five-year period. The school was renamed The Art Institute of Portland.

     In October 1998, the Company acquired the assets of Socrates Distance Learning Technologies Group for approximately $0.5 million in cash. This acquisition was made to further the development of the Company's distance learning capabilities.

     In August 1999, the Company acquired the outstanding stock of the American Business & Fashion Institute in Charlotte, North Carolina, for $0.5 million in cash. The school was renamed The Art Institute of Charlotte.

     In August 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts for approximately $7.2 million in cash.

     Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of the Company's newer schools were approximately $6.7 million in 2000.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationships of certain income statement items to net revenues.

                                                      YEAR ENDED JUNE 30,
                                                  ---------------------------
                                                  1998       1999       2000
                                                  ----       ----       ----
Net revenues....................................  100.0%     100.0%     100.0%
Costs and expenses:
Educational services............................   66.4       65.5       65.5
General and administrative......................   21.7       21.9       21.5
Amortization of intangibles.....................    0.7        0.5        0.5
                                                  -----      -----      -----
                                                   88.9       87.8       87.5
                                                  -----      -----      -----
Income before interest and taxes................   11.1       12.2       12.5
Interest expense (income), net..................     --         --        0.3
                                                  -----      -----      -----
Income before income taxes......................   11.1       12.2       12.2
Provision for income taxes......................    4.7        5.0        4.9
                                                  -----      -----      -----
Net income......................................    6.5%       7.2%       7.3%
                                                  =====      =====      =====

YEAR ENDED JUNE 30, 2000 COMPARED WITH YEAR ENDED JUNE 30, 1999

     NET REVENUES

     Net revenues increased by 17.8% to $307.2 million in 2000 from $260.8 million in 1999. The revenue increase was primarily due to an increase in average quarterly student enrollment ($25.4 million) and tuition increases of approximately 5% ($16.2 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $11,703 in 2000 from $11,262 in 1999.

     Net housing revenues increased by 23.2% to $18.1 million in 2000 from $14.7 million in 1999 and revenues from the sale of educational materials in 2000 increased by 11.8% to $13.8 million. Both increased primarily as a result of higher average student enrollment. Refunds increased from $8.0 million in 1999 to $8.6 million in 2000. As a percentage of gross revenue, refunds decreased from 1999.

     EDUCATIONAL SERVICES

     Educational services expense increased by $30.4 million, or 17.8%, to $201.2 million in 2000 from $170.7 million in 1999. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 1999 ($23.0 million) and schools added in 1999 and 2000 ($7.5 million). Higher costs associated with establishing and supporting new schools and developing new education programs contributed to the increase. As a percentage of net revenues, educational services expense was consistent between years.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense increased by 15.8% to $66.2 million in 2000 from $57.2 million in 1999 due to the incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools owned by EDMC prior to 1999 ($5.0 million) and additional marketing and student admissions expenses at the schools added in 1999 and 2000 ($3.1 million). General and administrative expense decreased slightly as a percentage of net revenues in 2000 compared to 1999, reflecting operating leverage related to central support functions.

     AMORTIZATION OF INTANGIBLES

     Amortization of intangibles increased by $0.3 million, or 25.6%, to $1.5 million in 2000 from $1.2 million in 1999, as a result of additional amortization associated with fiscal 2000 acquisitions.

     INTEREST EXPENSE (INCOME), NET

     The Company had net interest expense of $726,000 in 2000 as compared to interest income of $113,000 in 1999. The average outstanding debt balance increased from $4.6 million in 1999 to $15.6 million in 2000. The increase in borrowings relates primarily to capital expenditures, acquisitions and the repurchase of shares of Common Stock.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased to 40.1% in 2000 from 41.1% in 1999. This reduction reflects a more favorable distribution of taxable income among the states in which the Company operates and a decrease in nondeductible expenses as a percentage of taxable income. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for income tax purposes.

     NET INCOME

     Net income increased by $3.8 million or 20.1% to $22.5 million in 2000 from $18.8 million in 1999. The increase resulted from improved operations at the Company's schools owned prior to 1999 and a lower effective income tax rate.

YEAR ENDED JUNE 30, 1999 COMPARED WITH YEAR ENDED JUNE 30, 1998

     NET REVENUES

     Net revenues increased by 17.6% to $260.8 million in 1999 from $221.7 million in 1998. The revenue increase was primarily due to an increase in average quarterly student enrollment ($23.2 million) and tuition increases of approximately 6% ($12.5 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $11,262 in 1999 from $10,350 in 1998.

     Net housing revenues increased by 13.4% to $14.7 million in 1999 from $12.9 million in 1998 and revenues from the sale of educational materials in 1999 increased by 17.3% to $12.3 million. Both increased primarily as a result of higher average student enrollment. Refunds increased from $7.1 million in 1998 to $8.0 million in 1999. As a percentage of gross revenue, refunds decreased slightly from 1998.

     EDUCATIONAL SERVICES

     Educational services expense increased by $23.4 million, or 15.9%, to $170.7 million in 1999 from $147.3 million in 1998. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 1998 ($15.8 million) and schools added in 1998 and 1999 ($6.0 million). Higher costs associated with establishing and supporting new schools and developing new education programs contributed to the increase. As a percentage of net revenues, educational services expense decreased from 66.4% in 1998 to 65.5% in 1999, reflecting leverage on fixed costs.

     GENERAL AND ADMINISTRATIVE

     General and administrative expense increased by 18.9% to $57.2 million in 1999 from $48.1 million in 1998 due to the incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools owned by EDMC prior to 1998 ($4.8 million), and additional marketing and student admissions expenses at the schools added in 1998 and 1999 ($2.9 million). General and administrative expense increased slightly as a percentage of net revenues in 1999 compared to 1998 as a result of increased advertising expenditures designed to promote awareness of and generate inquiries about the newer locations and new program offerings.

     AMORTIZATION OF INTANGIBLES

     Amortization of intangibles decreased by $0.4 million, or 25.3%, to $1.2 million in 1999 from $1.6 million in 1998, as a result of certain intangible assets becoming fully amortized.

     INTEREST EXPENSE (INCOME), NET

     The Company had net interest income of $113,000 in 1999 as compared to $3,000 in 1998. The average outstanding debt balance decreased from $5.6 million in 1998 to $4.6 million in 1999. Accordingly, less interest cost on borrowings has been offset against interest earned on investments.

     PROVISION FOR INCOME TAXES

     The Company's effective tax rate decreased to 41.1% in 1999 from 42.0% in 1998. This reduction reflects a decrease in nondeductible expenses as a percentage of taxable income. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for income tax purposes.

     NET INCOME

     Net income increased by $4.4 million or 30.9% to $18.8 million in 1999 from $14.3 million in 1998. The increase resulted from improved operations at the Company's schools owned prior to 1998, reduced amortization of intangibles and a lower effective income tax rate.

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

     The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollment. The Company experiences a seasonal increase in new enrollment in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although the Company's schools encourage year-round attendance. As a result, total student enrollment at the Company's schools is highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. The Company anticipates that the seasonal pattern in revenues and earnings will continue in the future.

QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     The following table sets forth the Company's quarterly results for 1999 and 2000.

                                                                          1999
                                                     -----------------------------------------------
                                                     SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                                     (SUMMER)      (FALL)     (WINTER)     (SPRING)
                                                     ---------    --------    ---------    ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.......................................   $50,079     $74,986      $70,575      $65,165
Income before interest and taxes...................   $   698     $16,646      $10,249      $ 4,105
Income before income taxes.........................   $   732     $16,543      $10,365      $ 4,171
Net income.........................................   $   425     $ 9,749      $ 6,105      $ 2,473
Net income per share
  --Basic..........................................   $   .01     $   .33      $   .21      $   .08
  --Diluted........................................   $   .01     $   .32      $   .20      $   .08

                                                                          2000
                                                     -----------------------------------------------
                                                     SEPT. 30     DEC. 31      MAR. 31      JUNE 30
                                                     (SUMMER)      (FALL)     (WINTER)     (SPRING)
                                                     ---------    --------    ---------    ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.......................................   $60,850     $87,023      $83,195      $76,181
Income before interest and taxes...................   $ 1,693     $19,566      $11,968      $ 5,115
Income before income taxes.........................   $ 1,570     $19,247      $11,881      $ 4,918
Net income.........................................   $   926     $11,524      $7 ,113      $ 2,967
Net income per share
  --Basic..........................................   $   .03     $   .40      $   .25      $   .10
  --Diluted........................................   $   .03     $   .39      $   .24      $   .10

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations has been the primary source of financing for capital expenditures and growth. Additionally, the Company maintains a revolving credit facility. Cash flow from operations was $28.6 million, $35.7 million and $46.8 million for 1998, 1999 and 2000, respectively. For the years ended June 30, 1999 and 2000, cash flow from operations and cash flow from investing activities are reflected net of approximately $5.1 million and $13.2 million of capital expenditures included in accounts payable as of June 30, 1999 and 2000, respectively. As a result of the significant increase in capital expenditures, the Company had net working capital of $3.8 million as of June 30, 2000, down from $10.5 million as of June 30, 1999.

     As of June 30, 2000, gross trade accounts receivable increased by $6.7 million, or 34.3%, to $26.1 million from the prior year as a result of the increased net revenues and acquisitions. The allowance for doubtful accounts increased by $4.7 million, or 50.4%, to $14.1 million in 2000 from $9.4 million in 1999.

     During the year, the Company entered into a Credit Agreement (the "Credit Agreement") that provides for borrowings up to $100.0 million and expires February 18, 2005. Borrowings under this facility are unsecured and bear interest at one of three rates set forth in the Credit Agreement, at the election of the Company. Certain outstanding letters of credit reduce this facility. As of June 30, 2000, the Company had approximately $35.3 million of borrowing capacity available under the Credit Agreement. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified interest and leverage ratio requirements and restrict the repurchase of Common Stock and the incurrence of additional indebtedness. As of June 30, 2000, the Company was in compliance with all covenants under the Credit Agreement.

     Borrowings under the Credit Agreement are used by the Company primarily to fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Credit Agreement.

     CAPITAL EXPENDITURES

     Capital expenditures made during the three years ended June 30, 2000 reflect the implementation of the Company's initiatives emphasizing the addition of new schools and education programs and investment in classroom technology. The aggregate purchase price and costs of subsequent improvements made during the fiscal year related to the buildings acquired in Denver and Pittsburgh was approximately $29.2 million. The Company's capital expenditures were $18.0 million, $54.9 million and $57.1 million for 1998, 1999 and 2000, respectively. The Company expects that total capital spending for 2001 will decrease as a percentage of net revenues, as compared to 2000. The anticipated expenditures relate principally to the investment in schools acquired or started during the previous several years and to be added in 2001, continued improvements to current facilities, additional or replacement school and housing facilities and classroom and administrative technology.

     The Company leases the majority of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

REGULATION

     The Company indirectly derived approximately 62% of its net revenues from Title IV Programs in 2000. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Lenders generally provide loan funds in multiple disbursements each academic year. For first-time students in their first academic quarter, the initial loan disbursement is generally received at least 30 days after the commencement of that academic quarter. Otherwise, the first loan disbursement is received, at the earliest, 10 days before the commencement of the student's academic quarter.

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

     Education institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution's financial responsibility to participate in Title IV Programs. The regulations establish three ratios: (i) the equity ratio, measuring an institution's capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, measuring an institution's ability to support current operations from expendable resources; and (iii) the net income ratio, measuring an institution's profitability. Each ratio is calculated separately, based on the figures in the institution's most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. Such composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight.

     Regulations promulgated under the HEA also require all proprietary education institutions to comply with the "90/10 Rule," which prohibits participating schools from deriving 90% or more of total revenue from Title IV Programs in any year.

     If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, or otherwise ineligible to participate in Title IV Programs. The Company believes that all of its participating schools met these requirements as of June 30, 2000.

EFFECT OF INFLATION

     The Company does not believe its operations have been materially affected by inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Additionally, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. This statement has been amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS No. 133." SFAS No. 137 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that these standards will have a significant impact on its financial statements.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on pre-existing literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and, therefore, had no impact on the Company's financial position or results of operations at June 30, 2000.

RISK FACTORS

     In addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following factors, among others, could affect the Company's business, results of operations, financial condition and prospects in fiscal 2001 and later years: (i) the perceptions of the U.S. Congress, the U.S. Department of Education and the public concerning proprietary postsecondary education institutions to the extent those perceptions could result in changes in the HEA in connection with its reauthorization; (ii) EDMC's ability to comply with federal and state regulations and accreditation standards, including any changes therein or changes in the interpretation thereof; (iii) the Company's ability to foresee changes in the skills required of its graduates and to design new courses and programs to develop those skills; (iv) the ability of the Company to gauge successfully which markets are underserved in the skills that the Company's schools teach; (v) the Company's ability to gauge appropriate acquisition and start-up opportunities and to manage and integrate them successfully; (vi) the Company's ability to defend litigation successfully; and
(vii) competitive pressures from other education institutions.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Education Management Corporation (a Pennsylvania corporation) and Subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Education Management Corporation and Subsidiaries as of June 30, 1999 and 2000, and their results of operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
July 27, 2000

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                AS OF JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                                ----       ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted balances
     of $725 and $679.......................................  $ 32,871   $ 39,538
  Receivables:
     Trade, net of allowances of $9,367 and $14,088.........    10,100     12,057
     Notes, advances and other..............................     5,233      4,678
  Inventories...............................................     2,038      3,145
  Deferred income taxes.....................................     2,476      2,872
  Other current assets......................................     2,991      4,423
                                                              --------   --------
       Total current assets.................................    55,709     66,713
                                                              --------   --------
PROPERTY AND EQUIPMENT, NET.................................    96,081    135,358
DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS............     7,514     10,677
INTANGIBLE ASSETS, NET OF AMORTIZATION OF $4,532 AND
  $5,516....................................................    19,442     27,927
                                                              --------   --------
       TOTAL ASSETS.........................................  $178,746   $240,675
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    731   $     16
  Accounts payable..........................................    12,110     19,898
  Accrued liabilities.......................................    11,438     13,062
  Advance payments..........................................    20,909     29,915
                                                              --------   --------
       Total current liabilities............................    45,188     62,891
                                                              --------   --------
LONG-TERM DEBT, LESS CURRENT PORTION........................    36,500     64,267
OTHER LONG-TERM LIABILITIES.................................       253        567
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common Stock, par value $.01 per share; 60,000,000 shares
     authorized; 29,546,833 and 29,877,025 shares issued....       295        299
  Additional paid-in capital................................    93,736     96,585
  Treasury stock, 85,646 and 907,446 shares at cost.........      (495)    (9,733)
  Retained earnings.........................................     3,269     25,799
                                                              --------   --------
       TOTAL SHAREHOLDERS' INVESTMENT.......................    96,805    112,950
                                                              --------   --------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT.......  $178,746   $240,675
                                                              ========   ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                                ----       ----       ----
NET REVENUES................................................  $221,732   $260,805   $307,249
COSTS AND EXPENSES:
  Educational services......................................   147,336    170,742    201,187
  General and administrative................................    48,094     57,162     66,209
  Amortization of intangibles...............................     1,611      1,203      1,511
                                                              --------   --------   --------
                                                               197,041    229,107    268,907
                                                              --------   --------   --------
INCOME BEFORE INTEREST AND TAXES............................    24,691     31,698     38,342
  Interest expense (income), net............................        (3)      (113)       726
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................    24,694     31,811     37,616
  Provision for income taxes................................    10,372     13,059     15,086
                                                              --------   --------   --------
NET INCOME..................................................  $ 14,322   $ 18,752   $ 22,530
                                                              ========   ========   ========
EARNINGS PER SHARE:
     Basic..................................................  $    .50   $    .64   $    .78
     Diluted................................................  $    .48   $    .61   $    .75
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (IN 000'S):
     Basic..................................................    28,908     29,314     28,964
     Diluted................................................    29,852     30,615     29,921

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                                ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 14,322   $ 18,752   $ 22,530
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Depreciation and amortization........................    14,316     16,766     20,200
       Deferred credit for income taxes.....................    (1,184)    (1,992)    (1,895)
       Changes in current assets and liabilities:
          Receivables.......................................    (1,084)    (3,655)    (1,237)
          Inventories.......................................      (577)      (105)      (978)
          Other current assets..............................       (87)      (650)    (1,312)
          Accounts payable..................................         1         57       (724)
          Accrued liabilities...............................       473      3,940      2,148
          Advance payments..................................     2,413      2,571      8,090
                                                              --------   --------   --------
            Total adjustments...............................    14,271     16,932     24,292
                                                              --------   --------   --------
          Net cash flows from operating activities..........    28,593     35,684     46,822
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired.........    (1,488)      (500)    (8,602)
  Expenditures for property and equipment...................   (17,951)   (49,862)   (48,983)
  Other items, net..........................................      (233)      (674)    (1,241)
                                                              --------   --------   --------
          Net cash flows from investing activities..........   (19,672)   (51,036)   (58,826)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities..........     8,000      1,500     27,650
  Principal payments on debt................................    (3,689)    (2,651)    (1,666)
  Net proceeds from issuance of Common Stock................       851      2,205      1,925
  Repurchase of shares......................................        --       (141)    (9,238)
                                                              --------   --------   --------
          Net cash flows from financing activities..........     5,162        913     18,671
                                                              --------   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................    14,083    (14,439)     6,667
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    33,227     47,310     32,871
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 47,310   $ 32,871   $ 39,538
                                                              ========   ========   ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

                             (DOLLARS IN THOUSANDS)

                                  COMMON
                                 STOCK AT    ADDITIONAL                  STOCK                      TOTAL
                                    PAR       PAID-IN     TREASURY   SUBSCRIPTIONS   RETAINED   SHAREHOLDERS'
                                   VALUE      CAPITAL      STOCK      RECEIVABLE     EARNINGS    INVESTMENT
                                 ---------   ----------   --------   -------------   --------   -------------
Balance, June 30, 1997.........    $289       $87,748     $  (354)       $(122)      $(29,805)    $ 57,756
  Net income...................      --            --          --           --         14,322       14,322
  Payments on stock
     subscriptions
     receivable................      --            --          --          114             --          114
  Exercise of stock options....       1           611          --           --             --          612
  Stock options issued in
     connection with
     acquisition of
     subsidiary................      --            77          --           --             --           77
  Issuance of Common Stock
     under employee stock
     purchase plan.............      --           444          --           --             --          444
                                   ----       -------     -------        -----       --------     --------
Balance, June 30, 1998.........     290        88,880        (354)          (8)       (15,483)      73,325
  Net income...................      --            --          --           --         18,752       18,752
  Payments on stock
     subscriptions
     receivable................      --            --          --            8             --            8
  Purchase of Common Stock.....      --            --        (141)          --             --         (141)
  Exercise of stock options....       5         4,278          --           --             --        4,283
  Issuance of Common Stock
     under employee stock
     purchase plan.............      --           578          --           --             --          578
                                   ----       -------     -------        -----       --------     --------
Balance, June 30, 1999.........     295        93,736        (495)          --          3,269       96,805
  Net income...................      --            --          --           --         22,530       22,530
  Purchase of Common Stock.....      --            --      (9,238)          --             --       (9,238)
  Exercise of stock options....       3         2,126          --           --             --        2,129
  Issuance of Common Stock
     under employee stock
     purchase plan.............       1           723          --           --             --          724
                                   ----       -------     -------        -----       --------     --------
  Balance, June 30, 2000.......    $299       $96,585     $(9,733)       $  --       $ 25,799     $112,950
                                   ====       =======     =======        =====       ========     ========

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

     As of June 30, 2000, EDMC operated 20 schools in 17 major metropolitan areas throughout the United States. The Art Institute of Washington and The Art Institute of Los Angeles -- Orange County began operations in July 2000. The Company's main operating unit, The Art Institutes, offers programs designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, media arts & animation, multimedia & web design, video production, interior design, industrial design, culinary arts, photography, and fashion. Those programs typically are completed in 18 to 48 months and culminate in a bachelor's or associate's degree. As of June 30, 2000, 12 Art Institutes offered bachelor's degree programs.

     As of June 30, 2000, the Company offered a culinary arts curriculum at 11 Art Institutes and The New York Restaurant School ("NYRS"), a culinary arts and restaurant management school located in New York City. NYRS offers an associate's degree program and certificate programs.

     The Company offers paralegal and legal nurse consulting training and financial planning certificate programs for college graduates and working adults at NCPT in Atlanta, and through relationships with five colleges and universities.

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

GOVERNMENT REGULATIONS

     The Art Institutes and NYRS ("the participating schools") participate in various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). Approximately 62% of the Company's net revenues in 2000 were indirectly derived from funds distributed under these programs to students at the participating schools.

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

     On February 7, 1998, the Company acquired certain assets related to the operations of Bassist College in Portland, Oregon for approximately $900,000 in cash. The purchase agreement provides for certain adjustments based upon the resolution of certain liabilities and additional consideration based upon a specified percentage of gross revenues over a five-year period. The assets acquired were principally accounts receivable and equipment. The school was renamed The Art Institute of Portland.

     On October 1, 1998, the Company acquired the assets of Socrates Distance Learning Technologies Group for approximately $500,000 in cash. This acquisition was made to further the development of the Company's distance learning capabilities.

     On August 17, 1999, the Company acquired the outstanding stock of the American Business & Fashion Institute in Charlotte, North Carolina, for $500,000 in cash. The school was renamed The Art Institute of Charlotte.

     On August 26, 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts for approximately $7.2 million in cash.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for additions and major improvements are capitalized, while those for maintenance, repairs and minor renewals are expensed as incurred. The Company uses the straight-line method of depreciation for financial reporting, while using different methods for tax purposes. Depreciation is based upon estimated useful lives, ranging from 3 to 30 years. Leasehold improvements are amortized over the term of the lease, or over their estimated useful lives, whichever is shorter.

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

REVENUE RECOGNITION AND RECEIVABLES

     The Company's net revenues consist of tuition and fees, student housing charges and supply store and restaurant sales. In fiscal 2000, the Company derived 89.6% of its net revenues from tuition and fees paid by, or on behalf of, its students. Net revenues, as presented, are reduced for student refunds and scholarships.

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

     Amortization of intangibles relates primarily to the values assigned to identifiable intangibles and goodwill, which arose principally from the acquisitions discussed above. These intangible assets are amortized over periods ranging from 2 to 40 years.

NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on pre-existing literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and, therefore, had no impact on the Company's financial position or results of operations at June 30, 2000.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     YEAR ENDED JUNE 30,
                                                -----------------------------
                                                 1998       1999       2000
                                                 ----       ----       ----
                                                       (IN THOUSANDS)
Cash paid during the period for:
  Interest (net of amount capitalized)........  $   771    $   313    $   175
  Income taxes................................   13,373     13,846     15,590
Noncash investing and financing activities:
  Expenditures for property and equipment
     included in accounts payable.............       --      5,071     13,161
  Tax deduction for options exercised.........      291      2,664        928

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

3. SHAREHOLDERS' INVESTMENT:

     Pursuant to the Company's Preferred Share Purchase Rights Plan (the "Rights Plan"), one Preferred Share Purchase Right (a "Right") is associated with each outstanding share of Common Stock. Each Right entitles its holder to buy one two-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at an exercise price of $50, subject to adjustment (the "Purchase Price"). The Rights Plan is not subject to shareholder approval.

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

4. EARNINGS PER SHARE:

     Basic EPS is computed using the weighted average number of shares actually outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options.

RECONCILIATION OF DILUTED SHARES

                                                      YEAR ENDED JUNE 30,
                                                   --------------------------
                                                    1998      1999      2000
                                                    ----      ----      ----
                                                         (IN THOUSANDS)
Basic shares.....................................  28,908    29,314    28,964
Dilution for stock options.......................     944     1,301       957
                                                   ------    ------    ------
Diluted shares...................................  29,852    30,615    29,921
                                                   ======    ======    ======

5. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following as of June 30:

                                                          1999        2000
                                                          ----        ----
                                                           (IN THOUSANDS)
Assets (asset lives in years)
  Land................................................  $  2,800    $  4,400
  Buildings and improvements (15 to 30)...............    16,075      29,272
  Equipment and furniture (3 to 10)...................    89,528     114,272
  Leasehold interests and improvements (2 to 20)......    50,399      59,446
  Construction in progress............................    12,550      19,707
                                                        --------    --------
     Total............................................   171,352     227,097
  Less accumulated depreciation.......................    75,271      91,739
                                                        --------    --------
                                                        $ 96,081    $135,358
                                                        ========    ========

6. LONG-TERM DEBT:

     The Company and its subsidiaries were indebted under the following obligations as of June 30:

                                                           1999       2000
                                                           ----       ----
                                                            (IN THOUSANDS)
Revolving credit facilities.............................  $36,500    $64,150
Other indebtedness......................................      731        133
                                                          -------    -------
                                                           37,231     64,283
Less current portion....................................      731         16
                                                          -------    -------
                                                          $36,500    $64,267
                                                          =======    =======

     During the year, the Company entered into a revolving credit agreement (the "Credit Agreement") that provides for borrowings up to $100.0 million and expires February 18, 2005. Borrowings under this facility are unsecured and bear interest at one of three rates set forth in the Credit Agreement, at the election of the Company. Certain outstanding letters of credit reduce this facility. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified interest and leverage ratio requirements, restrict the repurchase of Common Stock and the incurrence of additional indebtedness. As of June 30, 2000, the Company was in compliance with all covenants under the Credit Agreement. As of June 30, 2000, the average interest rate for borrowings under the Credit Agreement was 8.00%.

     Relevant information regarding borrowings under the revolving credit facilities under both the Credit Agreement and the prior borrowing agreement is reflected below:

                                                     YEAR ENDED JUNE 30,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Outstanding borrowings, end of period.........  $35,000    $36,500    $64,150
Approximate average outstanding balance
  throughout the period.......................      530      2,550     15,215
Approximate maximum outstanding balance during
  the period..................................   35,000     37,000     79,850
Weighted average interest rate for the
  period......................................     8.50%      7.48%      7.45%

7. COMMITMENTS AND CONTINGENCIES:

     The Company and its subsidiaries lease certain classroom, dormitory and office space under operating leases, which expire on various dates through August 2019. Rent expense under these leases was approximately $24,904,000, $28,250,000, and $33,645,000 respectively for 1998, 1999 and 2000. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 2000 are reflected below:

FISCAL YEARS                                             (IN THOUSANDS)
------------                                             --------------
2001...................................................       31,038
2002...................................................       27,080
2003...................................................       24,844
2004...................................................       24,444
2005...................................................       24,205
Thereafter.............................................      156,621
                                                            --------
                                                            $288,232
                                                            ========

     The Company has a management incentive compensation plan that provides for the awarding of cash bonuses to management personnel using formalized guidelines based upon the operating results of each subsidiary and the Company.

     The Company and its wholly-owned subsidiaries The Art Institutes International, Inc. ("AII") and The Art Institute of Houston, Inc. and its president are defendants in a suit brought by former and current students who allege being misled about the benefits or quality of educational services provided to them at The Art Institute of Houston. The complaint does not specify the amount of damages being sought. Given the nature of plaintiffs' claims and the inherent uncertainties of litigation, management is unable to predict the ultimate number, scope, or duration of any such claims or the eventual outcome or costs of defending any such claims.

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

8. RELATED PARTY TRANSACTIONS:

     The Art Institute of Philadelphia, Inc., a wholly-owned subsidiary of AII, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are minority limited partners. The Art Institute of Fort Lauderdale, Inc., another wholly-owned subsidiary of AII, leases part of its facility from a partnership in which an executive officer/director of EDMC is a minority limited partner. Total rental payments under these arrangements were approximately $1,894,000, $1,901,000 and $2,214,000 for the years ended June 30, 1998, 1999, and 2000, respectively.

9. EMPLOYEE BENEFIT PLANS:

     The Company sponsors a retirement plan that covers substantially all employees. This plan provides for matching Company contributions of 100% of employee 401(k) contributions up to 3% of compensation and 50% of contributions between 4% and 6% of compensation. Other contributions to the plan are at the discretion of the Board of Directors. The expense relating to these plans was approximately $1,198,000, $2,198,000, and $1,181,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

     The Company's retirement plan includes an ESOP, which enables eligible employees to have stock ownership in the Company. The ESOP provides for the allocations of forfeited shares and cash to be made to the accounts of eligible participating employees based upon each participant's compensation level relative to the total compensation of all eligible employees. Eligible employees vest their ESOP accounts based on a seven-year schedule, which includes credit for past service. Distribution of shares from the ESOP is made following the retirement, disability or death of an employee. For employees who terminate for any other reason, their vested balance will be offered for distribution in accordance with the terms of the ESOP.

10. DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS:

     Deferred income taxes and other long-term assets consist of the following as of June 30:

                                                            1999      2000
                                                            ----      ----
                                                            (IN THOUSANDS)
Investment in Federal Perkins Loan Program, net of
  allowance for estimated future loan losses of $1,155
  and $1,209.............................................  $2,617    $ 2,819
Cash value of life insurance, net of loans of $781 each
  year; face value of $6,065.............................   2,324      2,620
Deferred income taxes....................................     548      2,046
Other....................................................   2,025      3,192
                                                           ------    -------
                                                           $7,514    $10,677
                                                           ======    =======

11. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of June 30:

                                                           1999       2000
                                                           ----       ----
                                                            (IN THOUSANDS)
Payroll taxes and payroll related.......................  $ 6,924    $ 7,714
Income and other taxes..................................      545        404
Other...................................................    3,969      4,944
                                                          -------    -------
                                                          $11,438    $13,062
                                                          =======    =======

12. INCOME TAXES:

     The provision for income taxes includes current and deferred taxes as reflected below:

                                                     YEAR ENDED JUNE 30,
                                                -----------------------------
                                                 1998       1999       2000
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current taxes:
  Federal.....................................  $ 9,780    $11,824    $14,020
  State.......................................    1,776      3,227      2,961
                                                -------    -------    -------
     Total current taxes......................   11,556     15,051     16,981
                                                -------    -------    -------
Deferred taxes................................   (1,184)    (1,992)    (1,895)
                                                -------    -------    -------
     Total provision..........................  $10,372    $13,059    $15,086
                                                =======    =======    =======

     The provision for income taxes reflected in the accompanying consolidated statements of income vary from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

                                                         YEAR ENDED JUNE 30,
                                                         --------------------
                                                         1998    1999    2000
                                                         ----    ----    ----
Federal statutory income tax rate......................  35.0%   35.0%   35.0%
State and local income taxes, net of federal income tax
  benefit..............................................   4.7     4.9     4.4
Amortization of goodwill and other intangibles.........    .6      .5      .4
Nondeductible expenses.................................   1.0      .7      .4
Other, net.............................................    .7      --     (.1)
                                                         ----    ----    ----
     Effective income tax rate.........................  42.0%   41.1%   40.1%
                                                         ====    ====    ====

           Net deferred income tax assets (liabilities) consist of the following as of June 30:

                                                  1998       1999       2000
                                                 -------    -------    -------
                                                        (IN THOUSANDS)
Deferred income tax--current...................  $ 2,361    $ 2,476    $ 2,872
Deferred income tax--long term.................   (1,329)       548      2,046
                                                 -------    -------    -------
  Net deferred income tax asset................  $ 1,032    $ 3,024    $ 4,918
                                                 =======    =======    =======
Consisting of:
     Allowance for doubtful accounts...........  $ 3,494    $ 3,850    $ 5,649
     Assigned asset values in excess of tax
       basis...................................   (1,753)    (1,585)    (1,767)
     Depreciation..............................     (314)     1,508      1,687
     Financial reserves and other..............     (395)      (749)      (651)
                                                 -------    -------    -------
  Net deferred income tax asset................  $ 1,032    $ 3,024    $ 4,918
                                                 =======    =======    =======

13. STOCK-BASED COMPENSATION:

     The Company adopted a Stock Incentive Plan in October 1996 (the "1996 Plan") for directors, executive management and key personnel. During fiscal 2000, the 1996 Plan was amended to provide for the issuance of stock-based incentive awards with respect to a maximum of 5,000,000 (previously 2,500,000) shares of Common Stock. During 1998, 1999 and 2000, options covering a total of 40,000, 1,372,523 and 1,253,500 shares, respectively, were granted under the 1996 Plan. Options issued under this plan provide for time-based vesting over four years.

     The Company also has two non-qualified management stock option plans under which options to purchase a maximum of 1,119,284 shares of Common Stock were granted to management employees prior to 1996. Substantially all outstanding options under these non-qualified plans are fully vested. Under the terms of the three plans, the Board of Directors granted options to purchase shares at prices varying from $1.27 to $19.38 per share, representing the fair market value at the time of the grant. Compensation expense related to vesting of certain options of $375,000 was recognized for the year ended June 30, 1997.

     The Company also has an employee stock purchase plan. The plan allows eligible employees of the Company to purchase up to an aggregate of 1,500,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan was 36,508, 37,620 and 59,800 in 1998, 1999 and 2000, respectively.

     The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the stock option and stock purchase plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1998       1999       2000
                                                         -------    -------    -------
Net income (in 000's):..................  As reported    $14,322    $18,752    $22,530
                                          Pro forma      $13,591    $16,850    $19,421
Basic EPS:..............................  As reported    $   .50    $   .64    $   .78
                                          Pro forma      $   .47    $   .57    $   .67
Diluted EPS:............................  As reported    $   .48    $   .61    $   .75
                                          Pro forma      $   .46    $   .55    $   .65

SUMMARY OF STOCK OPTIONS

                                     1998                      1999                     2000
                             ---------------------    ----------------------    ---------------------
                                          WEIGHTED                  WEIGHTED                 WEIGHTED
                                          AVERAGE                   AVERAGE                  AVERAGE
                                          EXERCISE                  EXERCISE                 EXERCISE
                              OPTIONS      PRICE       OPTIONS       PRICE       OPTIONS      PRICE
                             ----------   --------     -------      --------     -------     --------
Outstanding, beginning of
  year.....................   2,192,716    $ 5.00      2,110,240     $ 5.21      2,872,653    $10.11
Granted....................      60,000     13.14      1,372,523      15.54      1,253,500      9.47
Exercised..................     115,476      5.09        544,610       4.42        270,392      4.44
Forfeited..................      27,000      7.50         65,500      13.29         86,770     12.72
                             ----------    ------     ----------     ------     ----------    ------
Outstanding, end of year...   2,110,240    $ 5.21      2,872,653     $10.11      3,768,991    $10.25
                             ==========    ======     ==========     ======     ==========    ======
Exercisable, end of year...   1,267,164                1,031,753                 1,403,885
                             ==========               ==========                ==========
Weighted average fair value
  of options granted*......  $     5.21               $     7.97                $     5.58
                             ==========               ==========                ==========

                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
----------------------------------------------------------------------   ----------------------------
                                WEIGHTED-AVERAGE
   RANGE OF                   REMAINING CONTRACTUAL   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
EXERCISE PRICES    OPTIONS        LIFE (YEARS)         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------    -------        ------------         --------------     -------     --------------
$ 1.59 - $ 1.75     283,624            1.39                $ 1.65          283,624        $1.65
  2.85 -   3.60     193,704            3.62                  3.02          193,704         3.02
  7.50 -  11.13   1,952,033            8.25                  8.70          555,400         7.60
 12.38 -  19.38   1,339,630            8.25                 15.36          371,158        15.23
                  ---------           -----                ------        ---------        -----
                  3,768,991            7.49                $10.25        1,403,885        $7.78
                  =========           =====                ======        =========        =====

---------------
* The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

                                                         1998    1999    2000
                                                         ----    ----    ----
Risk-free interest rate................................  6.12%   4.97%   6.45%
Expected dividend yield................................     0       0       0
Expected life of options (years).......................     6       6       6
Expected volatility rate...............................  33.7%   46.0%   55.0%

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item will be contained in the Proxy Statement under the captions "Nominees as Directors for Terms Expiring at the 2003 Annual Meeting of Shareholders," "Directors Continuing in Office," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Proxy Statement under the captions "Compensation of Executive Officers," "Directors' Compensation," "Compensation Committee Interlocks and Insider Participants" and "Employment Agreements," and is incorporated herein by reference.

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

     (1) Financial Statements:

         The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 25 through 38 of this Form 10-K.

         Report of Independent Public Accountants

         Consolidated Balance Sheets for years ended June 30, 1999 and 2000

         Consolidated Statements of Income for years ended June 30, 1998, 1999 and 2000

         Consolidated Statements of Cash Flows for years ended June 30, 1998, 1999 and 2000

         Consolidated Statements of Shareholders' Investment for years ended June 30, 1998, 1999 and 2000

         Notes to Consolidated Financial Statements

     (2) Supplemental Financial Statement Schedules

         Valuation and Qualifying Accounts, on page S-1 of this Form 10-K, is filed herewith.

     (b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDUCATION MANAGEMENT CORPORATION

                                          By:      /s/ ROBERT B. KNUTSON
                                            ------------------------------------
                                                     Robert B. Knutson
                                            Chairman and Chief Executive Officer
Date: September 28, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                                             TITLE                             DATE
---------                                             -----                             ----

            /s/ ROBERT B. KNUTSON                     Chairman and Chief                September 28, 2000
---------------------------------------------         Executive Officer; Director
              Robert B. Knutson

            /s/ ROBERT P. GIOELLA                     President and Chief               September 28, 2000
---------------------------------------------         Operating Officer; Director
              Robert P. Gioella

          /s/ JOHN R. MCKERNAN, JR.                   Vice Chairman; Director           September 28, 2000
---------------------------------------------
            John R. McKernan, Jr.

           /s/ ROBERT T. MCDOWELL                     Executive Vice President and      September 28, 2000
---------------------------------------------         Chief Financial Officer
             Robert T. McDowell

            /s/ MIRYAM L. KNUTSON                     Director                          September 28, 2000
---------------------------------------------
              Miryam L. Knutson

           /s/ JAMES J. BURKE, JR.                    Director                          September 28, 2000
---------------------------------------------
             James J. Burke, Jr.

            /s/ ALBERT GREENSTONE                     Director                          September 28, 2000
---------------------------------------------
              Albert Greenstone

            /s/ ROBERT H. ATWELL                      Director                          September 28, 2000
---------------------------------------------
              Robert H. Atwell

        /s/ WILLIAM M. CAMPBELL, III                  Director                          September 28, 2000
---------------------------------------------
          William M. Campbell, III

          /s/ JAMES S. PASMAN, JR.                    Director                          September 28, 2000
---------------------------------------------
            James S. Pasman, Jr.

          /s/ DANIEL M. FITZPATRICK                   Vice President and Controller     September 28, 2000
---------------------------------------------
            Daniel M. Fitzpatrick

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                EXHIBIT                                      METHOD OF FILING
-------                               -------                                      ----------------

 3.01    Amended and Restated Articles of Incorporation                       Incorporated herein by
                                                                              reference to Exhibit 3.01
                                                                              to the Annual Report on
                                                                              Form 10-K for the year
                                                                              ended June 30, 1997 (the
                                                                              "1997 Form 10-K")
 3.02    Articles of Amendment filed on February 4, 1997                      Incorporated herein by
                                                                              reference to Exhibit 3.02
                                                                              to the 1997 Form 10-K
 3.03    Restated By-laws                                                     Incorporated herein by
                                                                              reference to Exhibit 3.03
                                                                              to the 1997 Form 10-K
 4.01    Specimen Common Stock Certificate                                    Incorporated herein by
                                                                              reference to Exhibit 4.01
                                                                              to Amendment No. 3 filed
                                                                              on October 28, 1996 to the
                                                                              Registration Statement on
                                                                              Form S-1 (File No.
                                                                              333-10385) filed on August
                                                                              19, 1996 (the "Form S-1")
 4.02    Rights Agreement, dated as of October 1, 1996, between Education     Incorporated herein by
         Management Corporation and Mellon Bank, N.A                          reference to Exhibit 4.02
                                                                              to the 1997 Form 10-K
 4.03    Amendment No. 1, dated November 9, 1999, to the Rights Agreement     Incorporated herein by
         dated as of October 1, 1996 between the Company and ChaseMellon      reference to Exhibit 4.01
         Shareholder Services, L.L.C., as Rights Agent                        to Quarterly Report on
                                                                              Form 10-Q for the quarter
                                                                              ended September 30, 1999
                                                                              (the "September 30, 1999
                                                                              10-Q")
 4.04    Letter Agreement dated November 9, 1999 by and among the Company,    Incorporated herein by
         Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management,    reference to Exhibit 4.02
         Inc. and Ronald Baron                                                to the September 30, 1999
                                                                              10-Q
 4.05    Credit Agreement, dated February 18, 2000, among Education           Incorporated herein by
         Management Corporation, certain banks, National City Bank of         reference to Exhibit 4.01
         Pennsylvania and First Union National Bank                           to Quarterly Report on
                                                                              Form 10-Q for the quarter
                                                                              ended March 31, 2000 (the
                                                                              "March 31, 2000 Form
                                                                              10-Q")
 4.06    First Amendment to Credit Agreement, dated March 31, 2000 among      Incorporated herein by
         Education Management Corporation, certain banks, National City       reference to Exhibit 4.02
         Bank of Pennsylvania and First Union National Bank                   to the March 2000 Form
                                                                              10-Q
10.01    Education Management Corporation Retirement Plan                     Incorporated herein by
                                                                              reference to Exhibit 10.01
                                                                              to the Annual Report on
                                                                              Form 10-K for the year
                                                                              ended June 30, 1999 (the
                                                                              "1999 Form 10-K")

EXHIBIT
NUMBER                                EXHIBIT                                      METHOD OF FILING
-------                               -------                                      ----------------
10.02    Education Management Corporation Management Incentive Stock          Incorporated herein by
         Option Plan, effective November 11, 1993                             reference to Exhibit 10.05
                                                                              to the Form S-1*
10.03    EMC Holdings, Inc. Management Incentive Stock Option Plan,           Incorporated herein by
         effective July 1, 1990                                               reference to Exhibit 10.06
                                                                              to Amendment No. 1*
10.04    Form of Management Incentive Stock Option Agreement, dated           Incorporated herein by
         various dates, between EMC Holdings, Inc. and various management     reference to Exhibit 10.07
         employees                                                            to Amendment No. 1*
10.05    Form of Amendment to Management Incentive Stock Option Agreement,    Incorporated herein by
         dated January 19, 1995, among Education Management Corporation       reference to Exhibit 10.08
         and various management employees                                     to Amendment No. 1*
10.06    Education Management Corporation Deferred Compensation Plan          Incorporated herein by
                                                                              reference to Exhibit 10.06
                                                                              to the 1999 Form 10-K*
10.07    1996 Employee Stock Purchase Plan                                    Incorporated herein by
                                                                              reference to Exhibit 10.12
                                                                              to Amendment No. 1
10.08    Education Management Corporation 1996 Stock Incentive Plan           Incorporated herein by
                                                                              reference to Exhibit 10.13
                                                                              to Amendment No. 1*
10.09    Third Amended and Restated Employment Agreement, dated as of         Incorporated herein by
         September 8, 1999 between Robert B. Knutson and Education            reference to Exhibit 10.09
         Management Corporation                                               to the 1999 Form 10-K*
10.10    Form of Employment Agreement, dated as of June 4 and September 8,    Incorporated herein by
         1999, between certain executives and Education Management            reference to Exhibit 10.10
         Corporation                                                          to the 1999 Form 10-K*
10.11    Form of EMC-Art Institutes International, Inc. Director's and/or     Incorporated herein by
         Officer's Indemnification Agreement                                  reference to Exhibit 10.17
                                                                              to the Form S-1
10.12    Senior Management Team Incentive Compensation Plan                   Incorporated herein by
                                                                              reference to Exhibit 10.12
                                                                              to the 1999 Form 10-K*
10.13    Common Stock Registration Rights Agreement, dated as of August       Incorporated herein by
         15, 1996, among Education Management Corporation and Marine          reference to Exhibit 10.19
         Midland Bank, Northwestern Mutual Life Insurance Company,            to the 1997 Form 10-K
         National Union Fire Insurance Company of Pittsburgh, PA, Merrill
         Lynch Employees LBO Partnership No. I, L.P., Merrill Lynch IBK
         Positions, Inc., Merrill Lynch KECALP L.P., 1986, Merrill Lynch
         Offshore LBO Partnership No. IV, Merrill Lynch Capital
         Corporation, Merrill Lynch Capital Appreciation Partnership IV,
         L.P., Robert B. Knutson and certain other individuals
21.01    Material subsidiaries of Education Management Corporation            Filed herewith
23.01    Consent of Arthur Andersen LLP                                       Filed herewith
27.01    Financial Data Schedule                                              Filed herewith

---------------
* Management contract or compensatory plan or arrangement

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Education Management Corporation and Subsidiaries included in this registration statement, and have issued our report thereon dated July 27, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
July 27, 2000

                                                                     SCHEDULE

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                              BALANCE AT   ADDITIONS                            BALANCE AT
                                              BEGINNING    CHARGED TO                             END OF
                                              OF PERIOD     EXPENSES    DEDUCTIONS   OTHER(A)     PERIOD
                                              ----------   ----------   ----------   --------   ----------
ALLOWANCE ACCOUNTS FOR:
Year ended June 30, 1998
  Uncollectible accounts receivable.........    $7,393       $5,443       $4,518       $ --      $ 8,318
  Estimated future loan losses..............       602          430           --         --        1,032

Year ended June 30, 1999
  Uncollectible accounts receivable.........    $8,318       $5,660       $4,611       $ --      $ 9,367
  Estimated future loan losses..............     1,032          123           --         --        1,155

Year ended June 30, 2000
  Uncollectible accounts receivable.........    $9,367       $7,551       $2,986       $156      $14,088
  Estimated future loan losses..............     1,155           54           --         --        1,209

---------
(a) Allowance for uncollectible accounts receivable acquired in connection with acquisitions of subsidiaries.