Form 10-Q
period 2000-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2000-11-14
CIK 880059

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED: SEPTEMBER 30, 2000      COMMISSION FILE NUMBER: 000-21363

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

The number of shares of the registrant's Common Stock outstanding as of September 30, 2000 was 29,162,136.

===============================================================================

                                      INDEX


PART I  - FINANCIAL INFORMATION                                          PAGE

          ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS (UNAUDITED)................................3-6
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION.........7-8


PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS.......................................9
          ITEM 2 - CHANGES IN SECURITIES...................................9
          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.........................9
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS......................................9
          ITEM 5 - OTHER INFORMATION.......................................9
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K........................9


SIGNATURES ...............................................................10

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30,        JUNE 30,         SEPTEMBER 30,
                                                                     1999               2000               2000
                                                                 -------------        --------         -------------
                                                                  (unaudited)                           (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted balances         $   5,078          $  39,538          $   5,938
  Receivables ............................................            17,401             16,735             20,928
  Inventories ............................................             3,423              3,145              4,397
  Deferred income taxes ..................................             2,476              2,872              2,872
  Other current assets ...................................             5,682              4,423              8,293
                                                                   ---------          ---------          ---------
       TOTAL CURRENT ASSETS ..............................            34,060             66,713             42,428
                                                                   ---------          ---------          ---------
PROPERTY AND EQUIPMENT, NET ..............................            98,610            135,358            138,315
DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS .........             7,953             10,677             11,449
INTANGIBLE ASSETS, NET OF AMORTIZATION ...................            27,918             27,927             28,151
                                                                   ---------          ---------          ---------
       TOTAL ASSETS ......................................         $ 168,541          $ 240,675          $ 220,343
                                                                   =========          =========          =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt ......................         $     292          $      16          $      16
  Accounts payable .......................................             6,108             19,898              7,662
  Accrued liabilities ....................................            12,085             13,062             12,437
  Advance payments .......................................            40,807             29,915             52,780
                                                                   ---------          ---------          ---------
       TOTAL CURRENT LIABILITIES .........................            59,292             62,891             72,895
                                                                   ---------          ---------          ---------
LONG-TERM DEBT, LESS CURRENT PORTION .....................            14,903             64,267             31,225
OTHER LONG-TERM LIABILITIES ..............................               274                567                234
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common Stock ...........................................               296                299                301
  Additional paid-in capital .............................            93,954             96,585             98,466
  Treasury stock, at cost ................................            (4,373)            (9,733)            (9,733)
  Retained earnings ......................................             4,195             25,799             26,955
                                                                   ---------          ---------          ---------
       TOTAL SHAREHOLDERS' INVESTMENT ....................            94,072            112,950            115,989
                                                                   ---------          ---------          ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT ....         $ 168,541          $ 240,675          $ 220,343
                                                                   =========          =========          =========





      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                FOR THE THREE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                                  1999           2000
                                                                -------         -------
NET REVENUES ..........................................         $60,850         $72,561
COSTS AND EXPENSES:
  Educational services ................................          44,520          53,007
  General and administrative ..........................          14,305          16,686
  Amortization of intangibles .........................             332             357
                                                                -------         -------
                                                                 59,157          70,050

INCOME BEFORE INTEREST AND TAXES ......................           1,693           2,511
  Interest expense, net ...............................             123             615
                                                                -------         -------
INCOME BEFORE INCOME TAXES ............................           1,570           1,896
  Provision for income taxes ..........................             644             740
                                                                -------         -------
NET INCOME ............................................         $   926         $ 1,156
                                                                =======         =======
EARNINGS PER SHARE:
    Basic .............................................         $   .03         $   .04
                                                                =======         =======
    Diluted ...........................................         $   .03         $   .04
                                                                =======         =======
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
    Basic .............................................          29,340          29,076
    Diluted ...........................................          30,109          30,778





      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                       1999              2000
                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................         $    926          $  1,156
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Depreciation and amortization .......................            4,638             5,535
       Changes in current assets and liabilities:
          Receivables ......................................           (1,903)           (4,193)
          Inventories ......................................           (1,256)           (1,252)
          Other current assets .............................           (2,371)           (3,870)
          Accounts payable .................................           (1,353)              925
          Accrued liabilities ..............................              242              (625)
          Advance payments .................................           18,982            22,865
                                                                     --------          --------
            Total adjustments ..............................           16,979            19,385
                                                                     --------          --------
            Net cash flows from operating activities .......           17,905            20,541
                                                                     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired ........             (997)               --
  Expenditures for property and equipment ..................          (10,486)          (21,379)
  Other, net ...............................................               26            (1,603)
                                                                     --------          --------
            Net cash flows from investing activities .......          (11,457)          (22,982)
                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving credit facility activity, net ..................          (29,700)          (33,025)
  Principal payments on debt ...............................             (881)              (17)
  Net proceeds from issuance of Common Stock ...............              218             1,883
  Repurchase of Common Stock ...............................           (3,878)               --
                                                                     --------          --------
            Net cash flows from financing activities .......          (34,241)          (31,159)
                                                                     --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................          (27,793)          (33,600)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............           32,871            39,538
                                                                     --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................         $  5,078          $  5,938
                                                                     ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid
during the period for:
  Interest (net of amount capitalized) .....................         $     14          $    644
  Income taxes .............................................              117               133
Noncash investing and financing activities
  Acquisition of subsidiary with note payable ..............         $  7,050                --







      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Fiscal 2000 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited balance sheet included in the Company's Fiscal 2000 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2000 and 2001 refer to the periods ended September 30, 1999 and 2000, respectively.

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

3.        Reflected below is a summary of the Company's capital stock:

                                      PAR VALUE      AUTHORIZED    SEPTEMBER 30, 1999   JUNE 30, 2000   SEPTEMBER 30, 2000
           ISSUED:
              Preferred Stock          $    .01      10,000,000                    --              --                   --
              Common Stock             $    .01      60,000,000            29,570,022      29,877,025           30,069,582
           HELD IN TREASURY:
              Common Stock                 N/A             N/A                387,146         907,446              907,446


4. The Company began operations at two new locations in July 2000, The Art Institute of Washington (located in Arlington, VA) and The Art Institute of Los Angeles - Orange County.

5.   Reconciliation of diluted shares (000's):

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                        1999             2000
                                                       ------           ------
          Basic shares...........................      29,340           29,076
          Dilution for stock options.............         769            1,702
                                                       ------           ------
          Diluted shares.........................      30,109           30,778
                                                       ======           ======

          For the period ended September 30, 1999, options to purchase 226,388 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

6. Subsequent to September 30, 2000, the Company acquired the outstanding stock of The Art Institute of California located San Diego, California.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2000 and 2001 are to the periods ended September 30, 1999 and 2000, respectively.


RESULTS OF OPERATIONS

    Net revenues increased by 19.2% to $72.6 million in 2001 from $60.9 million in the first quarter of 2000 due primarily to a 15.3% increase in student enrollment, accompanied by a tuition increase of approximately 5%. Total student enrollment at the Company's schools increased from 18,208 in 2000 to 20,991 in 2001, including enrollment growth of approximately 12.2% at the schools that have been operated by the Company for 24 months or more.

     Educational services expense increased by $8.5 million, or 19.1%, to $53.0 million in 2001 from $44.5 million in 2000, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense represented 73.1% and 73.2% of net revenues for 2001 and 2000, respectively.

     General and administrative expense was $16.7 million in 2001, up 16.6% from $14.3 million in 2000. The increase over the comparable quarter in the prior year reflects higher marketing and student admissions expense, resulting primarily from increased media advertising costs and high school and international recruiting costs. General and administrative expense, as a percent of net revenues, decreased as compared to the first quarter of fiscal 2000.

    Amortization of intangibles increased by $25,000, to $357,000 in 2001, as compared to the first quarter of fiscal 2000. This increase results primarily from a full quarter of amortization of intangibles associated with the August 1999 acquisitions.

    Net interest expense was $615,000 in 2001, as compared to $123,000 in 2000. This change was attributable to an increase in the average outstanding borrowings, primarily related to capital expenditures, acquisitions, and the repurchase of shares of Common Stock.

    The Company's effective tax rate was 39.0% in 2001 and 40.1% in 2000. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $230,000 to $1.2 million in 2001 from $926,000 in 2000, due to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $20.5 million for the three months ended September 30, 2000, an increase of $2.6 million over the comparable period for fiscal 2000, due to a decrease in working capital commitment and increases in net income and depreciation and amortization.

     The Company had working capital deficits of $30.5 million and $25.2 million as of September 30, 2000 and 1999, respectively, as compared to $3.8 million of working capital as of June 30, 2000. The decrease in working capital was due primarily to cash used for capital expenditures of $21.4 million and for $33.0 million in debt repayments.

     Borrowings under the Credit Agreement dated February 18, 2000 (Credit Agreement) are used by the Company primarily to fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Credit Agreement.

     The Company anticipates its total capital spending for fiscal 2001 will decrease as compared to the prior year. The 2001 expenditures relate principally to the investment in schools acquired or started during the previous several years and added in 2001, continued improvements to current facilities, additional or replacement school and housing facilities and classroom and administrative technology.

     The majority of the Company's facilities are leased. Future commitments on existing leases will be paid from cash provided from operating activities.

IMPACT OF NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on pre-existing literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and, therefore, had no impact on the Company's financial position or results of operations.

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

         The Company previously reported a lawsuit brought against the Company and its wholly-owned subsidiaries The Art Institutes International, Inc. and The Art Institute of Houston, Inc. and its president by certain former and current students of The Art Institute of Houston. On October 30, 2000, the Company and the plaintiffs' attorneys settled the claims of all but four of the plaintiffs. The settlement did not have a material effect on the Company's financial position or its results of operations and includes claims from a small number of students at certain other EDMC schools who were represented by the same attorneys but were not parties to the lawsuit. Management believes that the ultimate outcome of the claims of the four remaining plaintiffs will not have a material adverse effect on the Company's financial position or its results of operations.


ITEM 2 - CHANGES IN SECURITIES

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

                (10.1) Education Management Corporation Retirement Plan, Amended and Restated as of April 1, 2000

                (15)     Report of Independent Public Accountants

                (27) Financial Data Schedule submitted to the Securities and Exchange Commission in electronic format

         (b)    Reports on Form 8-K:

                No reports on Form 8-K were filed for the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EDUCATION MANAGEMENT CORPORATION
                                       (Registrant)

Date: November 14, 2000


                                       /s/ Robert B. Knutson
                                       ----------------------------------------
                                       Robert B. Knutson
                                       Chairman and Chief Executive Officer



                                       /s/ Robert T. McDowell
                                       ----------------------------------------
                                       Robert T. McDowell
                                       Executive Vice President and
                                       Chief Financial Officer