Form 10-Q
period 2000-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2001-02-14
CIK 880059

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


FOR THE PERIOD ENDED: DECEMBER 31, 2000        COMMISSION FILE NUMBER: 000-21363

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

Yes X  No __

The number of shares of the registrant's Common Stock outstanding as of December 31, 2000 was 29,967,587.


================================================================================

                                      INDEX

PART I  -  FINANCIAL INFORMATION                                           PAGE

           ITEM 1  -  CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED)................................3-6
           ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION.........7-9


PART II  - OTHER INFORMATION

           ITEM 1  -  LEGAL PROCEEDINGS......................................10
           ITEM 2  -  CHANGES IN SECURITIES..................................10
           ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES........................10
           ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.......................................10
           ITEM 5  -  OTHER INFORMATION......................................10
           ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K.......................10


SIGNATURES ..................................................................11

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                            DECEMBER 31,       JUNE 30,       DECEMBER 31,
                                                                                1999             2000             2000
                                                                            ------------       --------       ------------
                                                                             (unaudited)                       (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted balances............        $ 30,470        $  39,538        $   9,448
  Receivables ........................................................          17,741           16,735           22,081
  Inventories ........................................................           2,620            3,145            3,358
  Deferred income taxes ..............................................           2,476            2,872            2,845
  Other current assets ...............................................           5,620            4,423            7,699
                                                                              --------        ---------        ---------
       TOTAL CURRENT ASSETS ..........................................          58,927           66,713           45,431
                                                                              --------        ---------        ---------
PROPERTY AND EQUIPMENT, NET ..........................................         107,385          135,358          145,127
DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS .....................           7,979           10,677           10,790
INTANGIBLE ASSETS, NET OF AMORTIZATION ...............................          27,661           27,927           38,947
                                                                              --------        ---------        ---------
       TOTAL ASSETS...................................................        $201,952        $ 240,675        $ 240,295
                                                                              ========        =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt...................................        $    173        $      16        $      74
  Accounts payable ...................................................           3,129           19,898            6,315
  Accrued liabilities ................................................          13,453           13,062           16,782
  Advance payments ...................................................          47,913           29,915           57,658
                                                                              --------        ---------        ---------
       TOTAL CURRENT LIABILITIES .....................................          64,668           62,891           80,829
                                                                              --------        ---------        ---------
LONG-TERM DEBT, LESS CURRENT PORTION .................................          35,727           64,267           25,087
OTHER LONG-TERM LIABILITIES ..........................................             602              567               43
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:
  Common Stock .......................................................             296              299              305
  Additional paid-in capital .........................................          94,178           96,585           99,380
  Treasury stock, at cost ............................................          (9,238)          (9,733)          (6,835)
  Retained earnings ..................................................          15,719           25,799           41,486
                                                                              --------        ---------        ---------
       TOTAL SHAREHOLDERS' INVESTMENT ................................         100,955          112,950          134,336
                                                                              --------        ---------        ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT.................        $201,952        $ 240,675        $ 240,295
                                                                              ========        =========        =========





           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                (Dollars in thousands, except per share amounts)



                                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                             ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                             1999          2000           1999           2000
                                                           -------       --------       --------       --------
NET REVENUES ..........................................    $87,023       $103,112       $147,873       $175,673
COSTS AND EXPENSES:
  Educational services ................................     49,907         58,084         94,427        111,091
  General and administrative ..........................     17,161         19,951         31,466         36,637
  Amortization of intangibles .........................        389            438            721            795
                                                           -------       --------       --------       --------
                                                            67,457         78,473        126,614        148,523
                                                           -------       --------       --------       --------
INCOME BEFORE INTEREST AND TAXES ......................     19,566         24,639         21,259         27,150
  Interest expense, net ...............................        319            823            442          1,438
                                                           -------       --------       --------       --------
INCOME BEFORE INCOME TAXES ............................     19,247         23,816         20,817         25,712
  Provision for income taxes ..........................      7,723          9,285          8,367         10,025
                                                           -------       --------       --------       --------
NET INCOME ............................................    $11,524       $ 14,531       $ 12,450       $ 15,687
                                                           =======       ========       ========       ========

EARNINGS PER SHARE:
    Basic .............................................    $   .40       $    .49       $    .43       $    .53
                                                           =======       ========       ========       ========
    Diluted ...........................................    $   .39       $    .47       $    .42       $    .51
                                                           =======       ========       ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000'S):

    Basic .............................................     28,809         29,080         29,473         29,336
    Diluted ...........................................     29,489         29,772         30,963         30,628



           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                    FOR THE SIX MONTHS
                                                                     ENDED DECEMBER 31,
                                                                    1999          2000
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................       $ 12,450        $ 15,687
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
     FROM OPERATING ACTIVITIES:
       Depreciation and amortization .....................          9,297          11,390
       Changes in current assets and liabilities:
          Receivables ....................................         (2,243)         (5,265)
          Inventories ....................................           (453)           (213)
          Other current assets ...........................         (2,509)         (3,271)
          Accounts payable ...............................         (9,402)           (478)
          Accrued liabilities ............................          1,610           2,477
          Advance payments ...............................         26,088          26,925
                                                                 --------        --------
            Total adjustments ............................         22,388          31,565
                                                                 --------        --------
            Net cash flows from operating activities .....         34,838          47,252
                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired ......         (8,047)         (9,677)
  Expenditures for property and equipment ................        (18,725)        (33,207)
  Other, net .............................................            (74)         (2,034)
                                                                 --------        --------
            Net cash flows from investing activities .....        (26,846)        (44,918)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving credit facility activity, net ................           (800)        (39,150)
  Principal payments on debt .............................         (1,292)            (30)
  Proceeds from issuance of Common Stock .................            442           6,756
  Repurchase of Common Stock .............................         (8,743)             --
                                                                 --------        --------
            Net cash flows from financing activities .....        (10,393)        (32,424)
                                                                 --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..................         (2,401)        (30,090)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........         32,871          39,538
                                                                 --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................       $ 30,470        $  9,448
                                                                 ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized) ...................       $     27        $  1,466
  Income taxes ...........................................            747             222
Noncash investing and financing activities ...............
  Shares received in connection with exercise of options..             --           2,899



           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Company's Fiscal 2000 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited balance sheet included in the Company's Fiscal 2000 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2000 and 2001 refer to the periods ended December 31, 1999 and 2000, respectively.

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

3.        Reflected below is a summary of the Company's capital stock:


                                          PAR VALUE      AUTHORIZED    DECEMBER 31, 1999  JUNE 30, 2000   DECEMBER 31, 2000
           ISSUED:
              Preferred Stock               $  .01       10,000,000                 --              --                  --
              Common Stock                  $  .01       60,000,000         29,626,588      29,877,025          30,472,003
           HELD IN TREASURY:
              Common Stock                     N/A              N/A            872,146         907,446             504,416

           For the three-month period ended December 31, 2000, 461,233 shares held by the Company in treasury were released for the exercise of stock options.

4. The Company began operations at two new locations in July 2000, The Art Institute of Washington (located in Arlington, VA) and The Art Institute of Los Angeles - Orange County. Additionally, in October 2000 the Company acquired the outstanding stock of The Art Institute of California located in San Diego, California. This acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the fair value of the assets acquired being assigned to identifiable intangible assets and goodwill. The results of The Art Institute of California have been included in the Company's results from the date of acquisition. The pro forma effects of the acquisition in the Company's condensed consolidated financial statements would not materially impact the reported results.

5.   Reconciliation of diluted shares (000's):

                                                   THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,
                                                       1999             2000              1999           2000
                                                     ---------        -------           --------       --------
            Basic shares.......................         28,809        29,473            29,080         29,336
            Dilution for stock options.........            680         1,490               692          1,292
                                                        ------        ------            ------         ------
            Diluted shares.....................         29,489        30,963            29,772         30,628
                                                        ======        ======            ======         ======

           For the period ended December 31, 1999, options to purchase 579,000 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2000 and 2001 are to the periods ended December 31, 1999 and 2000, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

    Net revenues increased by 18.5% to $103.1 million in 2001 from $87.0 million in the second quarter of 2000 due primarily to a 14.3% increase in student enrollment, accompanied by a tuition increase of approximately 6% over the prior year. Total student enrollment at the Company's schools increased from 24,502 in 2000 to 27,999 in 2001, including enrollment growth of approximately 9.9% at the schools that have been operated by the Company for 24 months or more. The Company acquired The Art Institute of California in October 2000.

     Educational services expense increased by $8.2 million, or 16.4%, to $58.1 million in 2001 from $49.9 million in 2000, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense decreased from 57.3% of net revenues for 2000 to 56.3% for 2001, reflecting operating efficiencies at established locations, partially offset by increased depreciation and amortization charges related to the level of capital expenditures made during the past 12 months.

     General and administrative expense was $20.0 million in 2001, up 16.3% from $17.2 million in 2000. The increase over the comparable quarter in the prior year reflects increased marketing and admissions costs as well as administrative expense for three additional locations that were opened or acquired during the past 12 months. General and administrative expense, as a percent of net revenues, decreased by 0.4% to 19.3% as compared to the second quarter of fiscal 2000, reflecting operating leverage related to marketing and admissions and centralized support functions.

    Amortization of intangibles increased by $49,000, to $438,000 in 2001, as compared to the second quarter of fiscal 2000. This increase is a result of the amortization of intangibles associated with the purchase of The Art Institute of California in October 2000.

    Net interest expense was $823,000 in 2001, as compared to $319,000 in 2000. This change was attributable to an increase in the average outstanding borrowings, primarily related to capital expenditures and acquisitions.

    The Company's effective tax rate declined 1.1% to 39.0% in 2001 from 40.1% in 2000, primarily due to the reduced impact of nondeductible expenses. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $3.0 million to $14.5 million in 2001 from $11.5 million in 2000. The increase is attributable to improved results from operations at the Company's schools and a lower effective tax rate, partially offset by higher amortization of intangibles and interest expense.


SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

    Net revenues increased by 18.8% to $175.7 million for the first six months of fiscal 2001 from $147.9 million for the comparable period in fiscal 2000. Average enrollment at the Company's schools increased 14.7% from 21,355 in 2000 to 24,495 in 2001. The enrollment growth and higher tuition rates resulted in greater net revenues for 2001. Net revenues for 2001 include approximately two months of revenue for the recently acquired Art Institute of California.

     Educational services expense increased by $16.7 million, or 17.7%, to $111.1 million in 2001 from $94.4 million in 2000, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense represented 63.2% and 63.9% of net revenues for 2001 and 2000, respectively. The margin improvement of 0.7% results primarily from operating leverage at locations that have been operated by the Company 24 months or more, offset by higher facility and depreciation costs at newer locations.

     General and administrative expense was $36.6 million in 2001, up 16.4% from $31.5 million in 2000. The increase over the comparable period in the prior year reflects increased marketing and admissions costs. General and administrative expense, as a percent of net revenues, decreased from 21.3% in the first six months of fiscal 2000 to 20.9% in 2001, reflecting containment of administrative costs at established school locations and central support staff.

    Amortization of intangibles increased by $74,000, to $795,000 in 2001, resulting primarily from amortization of the intangible assets associated with the purchase of The Art Institute of California in October 2000 and six months of amortization of the intangibles associated with acquisitions made during the first quarter of fiscal 2000.

    Net interest expense was $1.4 million in 2001, as compared to $442,000 in 2000. This change was attributable to an increase in the average outstanding borrowings, primarily related to capital expenditures and acquisitions.

    The Company's effective tax rate was 39.0% in 2001 and 40.1% in 2000, primarily due to the reduced impact of nondeductible expenses. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $3.2 million to $15.7 million in 2001 from $12.5 million in 2000. The increase is attributable to improved results from operations at the Company's schools and a lower effective tax rate, partially offset by higher amortization of intangibles and interest expense.


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


LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $47.3 million for the six months ended December 31, 2000, an increase of $12.4 million over the comparable period for fiscal 2000, due to a decrease in the working capital commitment and increases in net income and depreciation and amortization.

     The Company had working capital deficits of $35.4 million and $5.7 million as of December 31, 2000 and 1999, respectively, as compared to $3.8 million of working capital as of June 30, 2000. The decrease in working capital was due primarily to cash used for capital expenditures of $33.2 million and for $39.2 million in debt repayments. Borrowings under the revolving credit facility and cash balances as of December 31, 1999 were both higher as a result of "Year 2000" precautionary planning.

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

           Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

           Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On November 2, 2000, the annual meeting of the shareholders of the Company was held for the election of directors and so that the shareholders could vote on the retention of the Company's independent auditors.

           (i) Election of directors (Class I):                                           SHARES
                                                     Robert H. Atwell:
                                                              For                      25,372,257
                                                              Withheld                     98,936

                                                     William M. Campbell III:
                                                              For                      25,432,644
                                                              Withheld                     38,549

                                                     Albert Greenstone:
                                                              For                      23,354,776
                                                              Withheld                    116,417

           (ii) Approval of the retention of Arthur Andersen LLP as the Company's independent auditors:

                                                              For                      25,490,249
                                                              Against                      10,975
                                                              Abstain                      37,857

ITEM 5   - OTHER INFORMATION

           Not Applicable


ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

               (15) Report of Independent Public Accountants


           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed for the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EDUCATION MANAGEMENT CORPORATION
                                        (Registrant)

Date: February 14, 2001




                                         /s/ Robert B. Knutson
                                         -------------------------------------
                                         Robert B. Knutson
                                         Chairman and Chief Executive Officer

                                         /s/ Robert T. McDowell
                                         -------------------------------------
                                         Robert T. McDowell
                                         Executive Vice President and Chief
                                           Financial Officer