Form 10-Q
period 2001-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2001-05-15
CIK 880059

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

FOR THE PERIOD ENDED: MARCH 31, 2001          COMMISSION FILE NUMBER: 000-21363

                                 ---------------

                        EDUCATION MANAGEMENT CORPORATION
             ------------------------------------------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __
    -

The number of shares of the registrant's Common Stock outstanding as of March 31, 2001 was 30,157,456.

================================================================================

                                      INDEX


                                                                                 PAGE
                                                                                 ----
PART I  -  FINANCIAL INFORMATION
           ITEM 1  -  CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS (UNAUDITED)......................................3-6
           ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION...............7-9


PART II  - OTHER INFORMATION

           ITEM 1  -  LEGAL PROCEEDINGS............................................10
           ITEM 2  -  CHANGES IN SECURITIES........................................10
           ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES..............................10
           ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.............................................10
           ITEM 5  -  OTHER INFORMATION............................................10
           ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K.............................10


SIGNATURES ........................................................................11

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        MARCH 31,        JUNE 30,         MARCH 31,
                                                                           2000            2000             2001
                                                                       -----------       --------        -----------
                                                                       (unaudited)                       (unaudited)
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents, including restricted balances......        $    715         $ 39,538         $  9,216
  Receivables ..................................................          11,731           16,735           18,140
  Inventories ..................................................           2,479            3,145            3,380
  Deferred income taxes ........................................           2,476            2,872            2,845
  Other current assets .........................................           4,640            4,423            5,199
                                                                        --------         --------         --------
       TOTAL CURRENT ASSETS ....................................          22,041           66,713           38,780
                                                                        --------         --------         --------
PROPERTY AND EQUIPMENT, NET ....................................         120,177          135,358          147,468
DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS ...............           8,263           10,677           10,825
INTANGIBLE ASSETS, NET OF AMORTIZATION .........................          28,533           27,927           38,971
                                                                        --------         --------         --------
       TOTAL ASSETS.............................................        $179,014         $240,675         $236,044
                                                                        ========         ========         ========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current portion of long-term debt ............................        $     16         $     16         $     33
  Accounts payable .............................................           4,732           19,898            5,224
  Accrued liabilities ..........................................           9,960           13,062           14,936
  Advance payments .............................................          40,242           29,915           58,464
                                                                        --------         --------         --------
       TOTAL CURRENT LIABILITIES ...............................          54,950           62,891           78,657
                                                                        --------         --------         --------
LONG-TERM DEBT, LESS CURRENT PORTION ...........................          14,621           64,267           12,246
OTHER LONG-TERM LIABILITIES ....................................             986              567               34
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:
  Common Stock .................................................             297              299              305
  Additional paid-in capital ...................................          94,838           96,585           99,162
  Treasury stock, at cost ......................................          (9,510)          (9,733)          (5,344)
  Retained earnings ............................................          22,832           25,799           50,984
                                                                        --------         --------         --------
       TOTAL SHAREHOLDERS' INVESTMENT ..........................         108,457          112,950          145,107
                                                                        --------         --------         --------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT...........        $179,014         $240,675         $236,044
                                                                        ========         ========         ========


 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                   ENDED MARCH 31,                ENDED MARCH 31,
                                                                 2000           2001            2000            2001
                                                               -------        --------        --------        --------
NET REVENUES ..........................................        $83,195        $100,366        $231,068        $276,039
COSTS AND EXPENSES:
  Educational services ................................         53,342          64,226         147,769         175,317
  General and administrative ..........................         17,491          19,662          48,957          56,299
  Amortization of intangibles .........................            394             469           1,115           1,264
                                                               -------        --------        --------        --------
                                                                71,227          84,357         197,841         232,880
                                                               -------        --------        --------        --------

INCOME BEFORE INTEREST AND TAXES ......................         11,968          16,009          33,227          43,159
  Interest expense, net ...............................             87             439             529           1,877
                                                               -------        --------        --------        --------
INCOME BEFORE INCOME TAXES ............................         11,881          15,570          32,698          41,282
  Provision for income taxes ..........................          4,768           6,072          13,135          16,097
                                                               -------        --------        --------        --------
NET INCOME ............................................        $ 7,113        $  9,498        $ 19,563        $ 25,185
                                                               =======        ========        ========        ========
EARNINGS PER SHARE:
    Basic .............................................        $   .25        $    .32        $    .68        $    .85
                                                               =======        ========        ========        ========
    Diluted ...........................................        $   .24        $    .30        $    .66        $    .82
                                                               =======        ========        ========        ========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (000's):
    Basic .............................................         28,786          30,124          28,921          29,605
    Diluted ...........................................         29,733          31,535          29,779          30,830




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE NINE MONTHS
                                                                         ENDED MARCH 31,
                                                                      2000             2001
                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................        $ 19,563         $ 25,185
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM
     OPERATING ACTIVITIES:
       Depreciation and amortization .......................          14,694           18,330
       Changes in current assets and liabilities:
          Receivables ......................................           3,767           (1,324)
          Inventories ......................................            (312)            (235)
          Other current assets .............................          (1,529)            (771)
          Accounts payable .................................          (7,799)          (1,569)
          Accrued liabilities ..............................          (1,549)             631
          Advance payments .................................          18,417           27,731
                                                                    --------         --------
            Total adjustments ..............................          25,689           42,793
                                                                    --------         --------
            Net cash flows from operating activities .......          45,252           67,978
                                                                    --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries, net of cash acquired ........          (8,047)          (9,677)
  Expenditures for property and equipment ..................         (36,666)         (42,004)
  Other, net ...............................................          (1,140)          (2,586)
                                                                    --------         --------
            Net cash flows from investing activities .......         (45,853)         (54,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving credit facility activity, net ..................         (22,000)         (52,000)
  Principal payments on debt ...............................          (1,644)             (62)
  Proceeds from exercise of stock options and issuance of
     Common Stock ..........................................           1,104            8,029
  Repurchase of Common Stock ...............................          (9,015)              --
                                                                    --------         --------
            Net cash flows from financing activities .......         (31,555)         (44,033)

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................         (32,156)         (30,322)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............          32,871           39,538
                                                                    --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................        $    715         $  9,216
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized) .....................        $     31         $  2,046
  Income taxes .............................................          12,023           10,008


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Fiscal 2000 Annual Report on Form 10-K of Education Management Corporation ("EDMC" or the "Company"). The accompanying condensed consolidated balance sheet as of June 30, 2000 has been derived from the audited balance sheet included in the Company's Fiscal 2000 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2000 and 2001 refer to the periods ended March 31, 2000 and 2001, respectively.

     Certain prior period balances have been reclassified to conform to the current period presentation.

2. The Company is among the largest providers of proprietary postsecondary education in the United States, based on student enrollment and revenues. Through its operating units, primarily the Art Institutes, the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies. The Company has provided career-oriented education programs for over 35 years.

3.   Reflected below is a summary of the Company's capital stock:

                                       PAR VALUE     AUTHORIZED      MARCH 31, 2000    JUNE 30, 2000     MARCH 31, 2001
                                       ---------     ----------      --------------    -------------     --------------
           ISSUED:
              Preferred Stock              $ .01      10,000,000                 --             --                    --
              Common Stock                 $ .01      60,000,000         29,743,992     29,877,025            30,479,880
           HELD IN TREASURY:
              Common Stock                  N/A             N/A             892,446        907,446               322,424

     For the three-month period ended March 31, 2001, 221,917 shares held by the Company in treasury were released for the exercise of stock options.

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

5.   Reconciliation of diluted shares (000's):

                                                       THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,
                                                      ------------------------------  -----------------------------
                                                           2000             2001           2000           2001
                                                          ------           ------         ------         ------
           Basic shares...........................        28,786           30,124         28,921         29,605

           Dilution for stock options.............           947            1,411            858          1,225
                                                          ------           ------         ------         ------
           Diluted shares.........................        29,733           31,535         29,779         30,830
                                                          ======           ======         ======         ======

     For the period ended March 31, 2000, options to purchase 197,000 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

6. Subsequent to March 31, 2001, the company acquired the outstanding stock of The Design Institute located in Las Vegas, Nevada, which has since been renamed The Art Institute of Las Vegas.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2000 and 2001 are to the periods ended March 31, 2000 and 2001, respectively.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     Net revenues increased by 20.6% to $100.4 million in 2001 from $83.2 million in the third quarter of 2000 due primarily to a 13.8% increase in student enrollment, accompanied by a tuition increase of approximately 7% over the prior year. Total student enrollment at the Company's schools increased from 23,956 in 2000 to 27,260 in 2001, including enrollment growth of approximately 8.9% at the schools that have been operated by the Company for 24 months or more. The Company acquired The Art Institute of California in October 2000. These results include revenue from The Art Institute of California, The Art Institute of Washington, and The Art Institute of Los Angeles, Orange County which all began operations in fiscal 2001.

     Educational services expense increased by $10.9 million, or 20.4%, to $64.2 million in 2001 from $53.3 million in 2000, due primarily to the incremental costs incurred to support higher student enrollment. These costs include increased salaries and operating expenses as well as increased depreciation and amortization associated with recent capital expenditures. Educational services expense as a percent of revenue decreased from 64.1% in fiscal 2000 to 64.0% in 2001. This change reflects the operating leverage at locations that have been operated by the Company 24 months or more.

     General and administrative expense was $19.7 million in 2001, up 12.4% from $17.5 million in 2000. The increase over the comparable quarter in the prior year reflects increased advertising and recruiting costs as well as increased employee compensation. In addition, the three locations that were opened or acquired during the past 12 months have contributed to the rise in general and administrative costs. As a percent of net revenues, general and administrative expense decreased by 1.4% to 19.6% as compared to the third quarter of fiscal 2000, reflecting operating leverage at established school locations, marketing and admissions costs, and centralized support functions.

     Amortization of intangibles increased by $75,000 to $469,000 in 2001, as compared to the third quarter of fiscal 2000. This increase is a result of the amortization of intangibles associated with the purchase of The Art Institute of California in October 2000.

    Net interest expense was $439,000 in 2001, as compared to $87,000 in 2000. This change was attributable to borrowings associated with capital expenditures and acquisitions. In addition, interest incurred in connection with construction of the facilities in Denver and Pittsburgh was capitalized during the respective construction periods in fiscal 2000.

     The Company's effective tax rate declined 1.1% to 39.0% in 2001 from 40.1% in 2000, primarily due to the reduced impact of nondeductible expenses as a percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

     Net income increased by $2.4 million to $9.5 million in 2001 from $7.1 million in 2000. The increase is attributable to improved results from operations at the Company's schools and a lower effective tax rate, partially offset by higher amortization of intangibles and interest expense.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2000

     Net revenues increased by 19.5% to $276.0 million for the first nine months of fiscal 2001 from $231.1 million for the comparable period in fiscal 2000. Average enrollment at the Company's schools increased 14.4% from 22,222 in 2000 to 25,417 in 2001. The enrollment growth and higher tuition rates (an increase of approximately 6% over 2000) resulted in greater net revenues for 2001. Net revenues for 2001 include approximately five months of revenue for the recently acquired Art Institute of California and nine months for The Art Institute of Washington and The Art Institute of Los Angeles, Orange County.

     Educational services expense increased by $27.6 million, or 18.6%, to $175.3 million in 2001 from $147.8 million in 2000, due primarily to the incremental costs incurred to support higher student enrollment such as salaries, depreciation, and operating expenditures. Educational services expense represented 64.0% and 63.5% of net revenues for 2000 and 2001, respectively. The margin improvement of 0.5% results primarily from operating leverage at locations that have been operated by the Company 24 months or more, offset by higher facility and depreciation costs at newer locations.

     General and administrative expense was $56.3 million in 2001, up 15.0% from $49.0 million in 2000. The increase over the comparable period in the prior year reflects increased marketing and admissions, student recruiting, and employee compensation costs. General and administrative expense, as a percent of net revenues, decreased from 21.2% in the first nine months of fiscal 2000 to 20.4% in 2001, the improvement of 0.8% reflects containment of administrative costs at established school locations, offset by increased costs for newer locations.

     Amortization of intangibles increased by $149,000, to $1.3 million in 2001, resulting primarily from amortization of the intangible assets associated with the purchase of The Art Institute of California in October 2000 and nine months of amortization of the intangibles associated with acquisitions made during the first quarter of fiscal 2000.

     Net interest expense was $1.9 million in 2001, as compared to $529,000 in 2000. This change was attributable to an increase in borrowings associated with acquisitions and capital purchases made in fiscal 2001. Additionally, interest incurred in connection with construction of the facilities in Denver and Pittsburgh was capitalized during the respective construction periods.

     The Company's effective tax rate was 39.0% in 2001 and 40.1% in 2000, primarily due to the reduced impact of nondeductible expenses as percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

    Net income increased by $5.6 million to $25.2 million in 2001 from $19.6 million in 2000. The increase is attributable to improved results from operations at the Company's schools and a lower effective tax rate, partially offset by higher amortization of intangibles and interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated positive cash flow from operating activities of $68.0 million for the nine months ended March 31, 2001, an increase of $22.7 million over the comparable period for fiscal 2000, due to an increase in net income and non-cash charges, as well as timing of receipts of financial aid funds and alternative loan programs.

     The Company had working capital deficits of $39.9 million and $32.9 million as of March 31, 2001 and 2000, respectively, as compared to $3.8 million of working capital as of June 30, 2000. The decrease in working capital from June 30, 2000 was due primarily to cash used for capital expenditures of $42.0 million and for $52.0 million in debt repayments. Net receivables increased $1.4 million from June 30, 2000 and $6.4 million from March 31, 2000, primarily as a result of the enrollment and corresponding revenue increase, acquisitions and the timing of the class starts.

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

           Not Applicable

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:

                  (15)    Report of Independent Public Accountants

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           EDUCATION MANAGEMENT CORPORATION
                           (Registrant)

Date:  May 15, 2001




                           /s/ Robert B. Knutson
                           ----------------------------------------------------
                           Robert B.  Knutson
                           Chairman and Chief Executive Officer



                           /s/ Robert T. McDowell
                           ----------------------------------------------------
                           Robert T.  McDowell
                           Executive Vice President and Chief Financial Officer