Form 10-K
period 2001-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2001-09-28
CIK 880059

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2001      Commission File Number: 000-21363

                               ----------------

                       EDUCATION MANAGEMENT CORPORATION
            (Exact name of registrant as specified in its charter)

             Pennsylvania                            25-1119571
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)


   300 Sixth Avenue, Pittsburgh, PA                     15222
    (Address of principal executive                   (Zip Code)
               offices)

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


The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 11, 2001 was approximately $531,251,190. The number of shares of Common Stock outstanding on September 11, 2001 was 30,351,322 shares.

Documents incorporated by reference: Portions of the definitive Proxy Statement of the registrant for the annual meeting of shareholders to be held on November 8, 2001 ("Proxy Statement") are incorporated by reference into
Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

ITEM 1--BUSINESS

Business Overview

  EDMC is among the largest providers of proprietary postsecondary education in the United States, based on student enrollment and revenues. The Company was organized as a Pennsylvania corporation in 1962 and completed its initial public offering (the "IPO") in 1996. Through its main operating unit, the Art Institutes ("The Art Institutes"), the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts and fashion. The Company's Art Institutes have graduated over 125,000 students. In the fall quarter beginning October 2000, EDMC's schools had 27,999 students enrolled, representing all 50 states and 97 countries.

  As of June 30, 2001, The Art Institutes consisted of 22 schools in 20 cities throughout the United States. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, media arts and animation, multimedia and web design, video production, interior design, industrial design, culinary arts, photography, and fashion. These programs typically are completed in 18 to 48 months and culminate in a bachelor's or associate's degree. In the summer quarter beginning July 2001, 19 Art Institutes offered bachelor's degree programs, and EDMC expects to continue to introduce bachelor's degree programs at schools in states that permit proprietary postsecondary institutions to offer such programs.

  The Company offers a culinary arts curriculum at 11 Art Institutes. In addition, The New York Restaurant School ("NYRS"), a culinary arts and restaurant management school located in New York City and owned by the Company, offers an associate's degree program and certificate programs in these fields.

  The Company also owns NCPT (The National Center for Paralegal Training), which offers paralegal certificate programs. The National Center for Professional Development (NCPD) maintained consulting relationships with certain colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planning certificate programs. As of June 30, 2001, all but one of these relationships had expired or had been terminated, and the remaining relationship expired on August 31, 2001.

  EDMC's graduates are employed by a broad range of employers nationwide. Approximately 90.7% of the calendar year 2000 graduates of all programs at EDMC's schools who were available for employment obtained positions in fields related to their programs of study within six months of graduation.

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

  Student Recruitment and Marketing

  The general reputation of The Art Institutes and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as the Internet, high school visits and recruitment events, and television and print media advertising. EDMC uses its internal advertising agency to create publications, television and radio commercials, videos and other promotional materials for the Company's schools. The Company estimates that in fiscal 2001 referrals accounted for 34% of new student enrollment at The Art Institutes, high school recruitment programs accounted for 19%, the Company's web sites accounted for 19%, broadcast advertising accounted for 17%, print media accounted for 6%, direct mail efforts accounted for 3%, and international marketing accounted for less than 1%. The remainder was classified as miscellaneous.

  In fiscal 2001, The Art Institutes' marketing efforts generated inquiries from approximately 370,000 qualified prospective students. The Art Institutes' inquiry-to-application conversion ratio decreased from 9.7% in fiscal 2000 to 9.1% in fiscal 2001, and the applicant-to-new student ratio was 63.8% for both fiscal 2000 and 2001.

  The Company also employs approximately 100 representatives who make presentations at high schools to promote The Art Institutes. Art Institute representatives also participate in college fairs at which prospective students can meet with a representative, view artwork and videos, and receive enrollment information. In fiscal 2001, representatives visited over 12,000 high schools and attended approximately 1,800 career events. Summer teenager and teacher workshops are held to inform students and educators of the education programs offered by The Art Institutes. The Company's marketing efforts to reach young adults and working adults who may be attracted to evening programs are conducted through local newspaper advertising, direct mail campaigns and broadcast advertising.

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

  Art Institute students are of varying ages and backgrounds. For fiscal 2001, approximately 31% of the entering students matriculated directly from high school, approximately 29% were between the ages of 19 and 21, approximately 28% were 22 to 29 years of age and approximately 12% were 30 years old or older.

  Students at the Company's schools may fail to finish their programs for a variety of personal, financial or academic reasons. To reduce the risk of student withdrawals, each Art Institute devotes staff resources to advising students regarding academic and financial matters, part-time employment and housing. Remedial courses are mandated for students with lower academic skill levels and tutoring is encouraged for students experiencing academic difficulties. The Art Institutes' net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, was 64.8% in fiscal 2000 and 65.7% in fiscal 2001.

  Education Programs

  The Art Institutes offer the following degree programs. Not all programs are offered at each Art Institute. (For internal purposes, the Company classifies its degree programs according to four "schools" or areas of study.)

The School of Design                            The School of Media Arts
Associate's Degree Programs                     Associate's Degree Programs
 Computer-Aided Drafting & Design                Audio Production
 Animation Art & Design                          Broadcasting
 Graphic Design                                  Information Technology &
 Interior Design                                  Design
 Industrial Design Technology                    Photography
                                                 Multimedia & Web Design
Bachelor's Degree Programs                       Video Production
 Media Arts & Animation
 Game Art & Design                              Bachelor's Degree Programs
 Graphic Design                                  Multimedia & Web Design
 Interior Design                                  Photography
 Industrial Design
                                                The School of Fashion
The School of Culinary Arts                     Associate's Degree Programs
Associate's Degree Programs                      Fashion Design
 Culinary Arts                                   Fashion Marketing
 Restaurant and Catering Management              Visual Merchandising

Bachelor's Degree Programs                      Bachelor's Degree Programs
 Culinary Management                             Fashion Design
                                                 Fashion Marketing and
                                                  Management

  NYRS also offers an associate's degree program in culinary arts and restaurant management and certificate programs in culinary arts, pastry arts, culinary skills and restaurant management.

  Approximately 7.9% of the average quarterly student enrollment at the Company's schools in fiscal 2001 were in specialized diploma and certificate programs. Academic credits from the specialized diploma programs at The Art Institutes and NYRS are generally transferable into bachelor's and associate's degree programs at those schools. Diploma and certificate programs are designed for working adults who seek to supplement their education or are interested in enhancing their marketable skills.

  During fiscal 2001, The Illinois Institute of Art at Schaumburg, The Art Institute of Colorado and The Art Institute of Houston began offering certificate programs through the Center for Professional Development. The Center for Professional Development was formed to develop and administer certificate programs to a wide audience, including alumni seeking advances in their career fields and professionals in other career fields looking to add marketable new skill sets. Additionally, the Center for Professional Development will conduct contract skills training for companies seeking to update their employees' skills.

  Graduate Employment

  Based on information received from graduating students and employers, the Company believes that students graduating from the Company's schools during the five calendar years ended December 31, 2000 obtained employment in fields related to their programs of study as follows:

                                                         Percentage of Available
                                             Number of   Graduates Who Obtained
     Graduating Classes                      Available    Employment Related to
     (Calendar Year)                        Graduates(1)   Program of Study(2)
     ------------------                     -----------  -----------------------
     2000..................................    5,414              90.7%
     1999..................................    5,279              90.1
     1998..................................    4,719              90.9
     1997..................................    4,749              87.3
     1996..................................    4,167              86.4

--------
(1) The term "Available Graduates" refers to all graduates except those who are pursuing further education, deceased, in active military service, who have medical conditions that prevent such graduates from working, who are continuing in a professional unrelated career, or who are international students no longer residing in the United States.
(2) The information presented reflects employment in fields related to graduates' programs of study within six months after graduation.

  For calendar year 2000, the approximate average starting salaries of graduates of degree and diploma programs at The Art Institutes were as follows: The School of Culinary Arts--$25,557; The School of Design--$28,529; The School of Fashion--$25,861; and The School of Media Arts--$27,719.

  Each Art Institute offers career-planning services to all graduating students through its Career Services department. Specific career advice is provided during the last two quarters of a student's education. In addition to individualized training in interviewing and networking techniques and resume-writing, a Career Development course is required for all students. Students also receive portfolio counseling where appropriate. The Art Institutes maintain contact with approximately 40,000 employers nationwide. Career Services advisors educate employers about the programs at The Art Institutes and the caliber of their graduates. These advisors also participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career Services staff also visit employer sites to learn more about their operations and better understand their recruiting needs.

  Employers of Art Institute graduates include numerous small and medium-sized companies, as well as larger companies with a national or international presence. The following companies are representative of the larger companies that employ Art Institute graduates: AT&T, Microsoft Corporation, Marriott International, Inc., Home Depot, Viacom, The Gap, Federated Department Stores, The Boeing Company, Eddie Bauer, Inc., Ethan Allen Interiors, Inc., FlightSafety International, Humongous Entertainment, Inc., Kinko's Corporation, Sodexho, The May Department Stores Company, The Neiman Marcus Group, Inc., Aramark, Nintendo of America, Nordstrom, Inc., The Ritz-Carlton, Sears Roebuck and Co., Sierra On-Line, Inc., Starwood Hotels & Resorts, Fox Entertainment Group, TCI International, Inc., Time Warner, Inc., and The Walt Disney Company.

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

  Pursuant to provisions of the Higher Education Act of 1965, as amended ("HEA"), the U.S. Department of Education relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in federal financial aid programs under Title IV of the HEA ("Title IV Programs"). The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of EDMC's schools are accredited by one or more accrediting agencies recognized by the U.S. Department of Education. Seven of the Company's schools are accredited by one of the six regional accrediting agencies that accredit virtually all of the public and private non-profit colleges and universities in the United States.

  The following table shows the location of each of EDMC's schools, the name under which it operates, the year of its establishment, the date EDMC opened or acquired it, and the accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first).

                                                                                     Fiscal Year
                                                                          Calendar      EDMC
                                                                            Year      Acquired/
 School                                                   Location       Established   Opened       Accrediting Agency
 ------                                                   --------       ----------- ----------- ------------------------
 The Art Institute of Atlanta....................... Atlanta, GA            1949        1971     Commission on Colleges
                                                                                                 of the Southern
                                                                                                 Association of Colleges
                                                                                                 and Schools ("SACS")
 The Art Institute of California.................... San Diego, CA          1981        2001     Accrediting Commission
                                                                                                 of Career Schools and
                                                                                                 Colleges of Technology
                                                                                                 ("ACCSCT")
 The Art Institute of Charlotte..................... Charlotte, NC          1973        2000     Accrediting Council of
                                                                                                 Independent Colleges and
                                                                                                 Schools ("ACICS")
 The Art Institute of Colorado...................... Denver, CO             1952        1976     ACICS
 The Art Institute of Dallas........................ Dallas, TX             1964        1985     SACS
 The Art Institute of Fort Lauderdale............... Fort Lauderdale, FL    1968        1974     ACICS
 The Art Institute of Houston....................... Houston, TX            1974        1979     SACS
 The Art Institute of Las Vegas..................... Las Vegas, NV          1983        2001     ACCSCT
 The Art Institute of Los Angeles................... Los Angeles, CA        1997        1998     ACCSCT & ACICS (as a
                                                                                                 branch of The Art
                                                                                                 Institute of Pittsburgh)
 The Art Institute of Los Angeles--Orange County.... Orange County, CA      2000        2001     ACICS (as a branch of
                                                                                                 The Art Institute of
                                                                                                 Colorado)
 The Art Institute Online........................... Pittsburgh, PA         1999        2000     Approved to offer
                                                                                                 programs as a division
                                                                                                 of The Art Institute of
                                                                                                 Pittsburgh
 The Art Institute of Philadelphia.................. Philadelphia, PA       1971        1980     ACICS
 The Art Institute of Phoenix....................... Phoenix, AZ            1995        1996     ACICS (as a branch of
                                                                                                 The Art Institute of
                                                                                                 Colorado)
 The Art Institute of Pittsburgh.................... Pittsburgh, PA         1921        1970     ACCSCT, ACICS
 The Art Institute of Portland...................... Portland, OR           1963        1998     Commission on Colleges
                                                                                                 of the Northwest
                                                                                                 Association of Schools
                                                                                                 and Colleges ("NWASC")
 The Art Institutes International at San Francisco.. San Francisco, CA      1939        1998     ACICS
 The Art Institute of Seattle....................... Seattle, WA            1946        1982     NWASC
 The Art Institute of Washington.................... Arlington, VA          2000        2001     SACS (as a branch of The
                                                                                                 Art Institute of
                                                                                                 Atlanta)
 The Art Institutes International Minnesota......... Minneapolis, MN        1964        1997     ACICS
 The Illinois Institute of Art at Chicago........... Chicago, IL            1916        1996     ACCSCT
 The Illinois Institute of Art at Schaumburg........ Schaumburg, IL         1983        1996     ACCSCT, as a branch of
                                                                                                 The Illinois Institute
                                                                                                 of Art at Chicago
 Massachusetts Communications College (1)........... Boston, MA             1988        2000     New England Association
                                                                                                 of Schools and Colleges,
                                                                                                 Inc. through its
                                                                                                 Commission on Technical
                                                                                                 and Career Institutions
 NCPT: The National Center for Paralegal Training... Atlanta, GA            1973        1973     ACICS
 The New York Restaurant School..................... New York, NY           1980        1997     ACCSCT, ACICS, New York
                                                                                                 State Board of Regents

--------

(1) Subsequent to June 30, 2001, the school was renamed The New England Institute of Art and Communications.

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

Student Financial Assistance

  Many students at EDMC's schools must rely, at least in part, on financial assistance to pay for the cost of their education. The largest source of such support is the federal programs of student financial assistance under Title IV of the Higher Education Act (HEA). Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the state in which it is located, (ii) accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students. All of the Company's schools can participate in Title IV Programs.

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

  FFEL. The FFEL program consists of two types of loans: Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Amounts received by students in the Company's schools under the Stafford loan program in fiscal 2001 equaled approximately 35% of the Company's net revenues. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by parents of students in the Company's schools under the PLUS loan program in fiscal 2001 equaled approximately 16% of the Company's net revenues.

  Pell. Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 2001, Pell grants ranged up to $3,300 per year; beginning on July 1, 2001, the limit was increased to $3,750 per year. Amounts received by students enrolled in the Company's schools in fiscal 2001 under the Pell program represented approximately 6.5% of the Company's net revenues.

  FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $300 to $1,200 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. Amounts received by students in the Company's schools under the FSEOG program in fiscal 2001 represented approximately 1% of the Company's net revenues.

  Perkins. Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000, at a 5% interest rate and with repayment delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education, and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and relends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2001 the Company collected approximately
$3.5 million from its former students. In fiscal 2001, the Company's required matching contribution was approximately $187,000. The Perkins loans disbursed to students in the Company's schools in fiscal 2001 represented approximately 1% of the Company's net revenues. Twelve of the Company's schools participate in the Perkins program.

  Federal Work-Study. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 7% of an institution's FWS allocation must be used to fund student employment in community service positions and at least one position must be in a literacy program or as a reading tutor. In fiscal 2001, FWS funds represented under 1% of the Company's net revenues.

  Other Financial Assistance Sources

  Students at several of the Company's schools participate in state grant programs. In fiscal 2001, approximately 3% of the Company's net revenues was derived from state grant programs. In addition, certain students at some of the Company's schools receive financial aid provided by the United States Department of Veterans Affairs, the United States Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 2001, financial assistance from such federal and state programs equaled approximately 1% of the Company's net revenues. The Art Institutes also provide institutional scholarships to qualified students. In fiscal 2001, institutional scholarships had a value equal to approximately 2.5% of the Company's net revenues. The Company has also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans. The primary objective of these loan programs is to lower the monthly payments required of students. Such loans are without recourse to the Company or its schools. In fiscal 2001, alternative loans represented approximately 5% of the Company's net revenue.

  Availability of Lenders

  During fiscal 2001, five lending institutions provided over 85% of all federally guaranteed loans to students attending the Company's schools. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to make certain loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

  One student loan guaranty agency (USA Group Guarantee Services, formerly United Student Aid Funds) currently guarantees approximately 95% of all federally guaranteed student loans made to students enrolled at the Company's schools. The Company believes that other guaranty agencies would be willing to guarantee loans to the Company's students if that agency ceased guaranteeing those loans or reduced the volume of those loans it guaranteed.

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

  Cohort Default Rates (CDR). Each institution that participates in the FFEL program must maintain a student loan CDR equal to or less than 25% (15% for the Perkins program) for three consecutive years or will no longer be eligible to participate in that program or the Federal Direct Student Loan Program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

  None of the Company's schools has had an FFEL cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. For federal fiscal year 1998, the most recent year for which such rates have been published, the average FFEL cohort default rate for borrowers at all proprietary institutions was 11.4%. For that year, the combined FFEL cohort default rate for all borrowers at the Company's schools was 9.9%. For federal fiscal year 1999, the combined preliminary FFEL cohort default rate for all borrowers at the Company's schools was 8.4% and its individual schools' preliminary rates ranged from 0% to 12.3%.

  If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Provisional certification does not limit an institution's access to Title IV Program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV Program requirements. To EDMC's knowledge, the U.S. Department of Education reviews an institution's compliance with the cohort default rate thresholds described in this paragraph only when that school is otherwise subject to a U.S. Department of Education certification review. Nine of the Company's schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 2000, the most recent year for which such rates have been calculated. For each of those schools, funds from the Perkins program equaled less than 5% of the school's net revenues in both fiscal 2000 and 2001. To date, only The Art Institute of Portland has been placed on provisional certification status for this reason, based upon the CDR for Perkins. If an institution is placed on such status for this reason and the institution reduces its Perkins cohort default rate to below 15% in a subsequent year, the institution can ask the U.S. Department of Education to remove the provisional status.

  Each of the Company's schools maintains a student loan default management plan. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing if a student ceases to attend that school. Those activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies.

  Regulatory Oversight. The U.S. Department of Education is required to conduct periodic reviews of the eligibility and certification of every institution participating in Title IV Programs. A denial of recertification precludes a school from continuing to participate in Title IV Programs. All schools that submitted recertification applications during FY2001 received recertification.

  During fiscal 2002, only The Art Institutes International at San Francisco is scheduled to apply for recertification.

  The Art Institutes International at San Francisco, The Art Institute of California, The Art Institute of Las Vegas, Massachusetts Communications College, and The Art Institute of Charlotte are all provisionally certified by the United States Department of Education due to their recent acquisition by the Company. The Art Institute of Portland is provisionally certified due to its Perkins CDR being in excess of 30%. The U.S. Department of Education stated that when The Art Institute of Portland is below 30%, the Institute can request to be removed from the provisional status.

  The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. Many of the accrediting agencies that accredit the Company's schools will be reviewed by the U.S. Department of Education within the next two years. While EDMC knows of no reason that any of the accreditation agencies that its institutions use would not be approved, if an accreditation agency is not approved by the U.S. Department of Education, the institutions that are affected are given time to apply for accreditation from a different agency.

  Financial Responsibility Standards. All institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements as part of the U.S. Department of Education's quadrennial recertification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 2001, the Company believes that, on an individual institution basis, each of its schools then participating in Title IV Programs satisfied the financial responsibility standards. The Illinois Institute of Art at Schaumburg, The Art Institute of Phoenix, The Art Institute of Los Angeles, The Art Institute of Los Angeles--Orange County and The Art Institute of Washington are combined with their main campuses, The Illinois Institute of Art at Chicago, The Art Institute of Colorado, The Art Institute of Pittsburgh, The Art Institute of Colorado and The Art Institute of Atlanta respectively, for that purpose.

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

  The "90/10 Rule." Under a provision of the HEA commonly referred to as the "90/10 Rule," a proprietary institution such as each of EDMC's schools will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. For those schools that disbursed federal financial aid during fiscal 2001, the percentage of revenues derived from Title IV Programs ranged from approximately 47% to 74%.

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

State Authorization

  Each of EDMC's schools is authorized to offer education programs and grant degrees or diplomas by the state in which such school is located. The level of regulatory oversight varies substantially from state to state. In some states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. The Company believes that each of its schools is in substantial compliance with applicable state authorizing and licensure laws.

Employees

  As of June 30, 2001, EDMC employed 2,719 full-time and 989 part-time staff and faculty.

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

Seasonality in Results of Operations

  EDMC has experienced seasonality in its results of operations primarily due to the pattern of student enrollment. Historically, EDMC's lowest quarterly revenues and income have been in the first quarter (July to September) of its fiscal year due to fewer students being enrolled during the summer months and the expenses incurred in preparation for the peak enrollment in the fall quarter (October to December). EDMC expects that this seasonal trend will continue.

ITEM 2--PROPERTIES

  As of June 30, 2001, EDMC's schools were located in major metropolitan areas in 16 states. Typically, the schools occupy an entire building or several floors or portions of floors in a building. The Company and its subsidiaries currently lease the majority of their facilities.

  The following table sets forth certain information as of June 30, 2001 with respect to the principal properties used by the Company and its subsidiaries:

                          Square Feet
                         --------------
Location (City/State)    Leased  Owned
---------------------    ------- ------
Phoenix, AZ............   58,635
Los Angeles, CA........   56,150
Orange County, CA......   27,600
San Diego, CA..........   20,885
San Francisco, CA......   26,965
Denver, CO.............   35,620 98,840
Ft. Lauderdale, FL(1)..  122,850
Atlanta, GA............  117,895
Charlotte, NC..........   16,915
Chicago, IL............   62,657
Schaumburg, IL.........   42,300

                         Square Feet
                       ---------------
Location (City/State)  Leased   Owned
---------------------  ------- -------
Boston, MA............  57,110
Minneapolis, MN.......  67,750
Las Vegas, NV.........  11,045
New York, NY..........  42,245
Portland, OR..........  38,680
Philadelphia, PA(2)... 158,810
Pittsburgh, PA........  36,930 173,470
Dallas, TX............  95,420
Houston, TX...........  82,445
Seattle, WA...........  58,975  74,635
Arlington, VA.........  32,330

--------
(1) One of the properties occupied by The Art Institute of Fort Lauderdale is owned by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director.
(2) One of the properties occupied by The Art Institute of Philadelphia is owned indirectly by a limited partnership that includes among its limited partners one current member of EDMC's management who is also a director as well as one other current director of EDMC.

ITEM 3--LEGAL PROCEEDINGS

  The Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon its investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

  The Common Stock is traded on the Nasdaq National Market System under the symbol "EDMC." As of September 11, 2001, there were 30,351,322 shares of Common Stock outstanding held by 463 holders of record. The prices set forth below reflect the high and low sales prices for the Company's Common Stock, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

                                                         2000          2001
                                                     ------------- -------------
     Three Months Ended                               High   Low    High   Low
     ------------------                              ------ ------ ------ ------
     September 30................................... $21.13 $12.38 $26.94 $17.75
     December 31....................................  14.81   8.69  38.38  24.75
     March 31.......................................  14.63  11.00  37.81  26.06
     June 30........................................  18.69  14.88  40.05  28.92

  EDMC has not declared or paid any cash dividends on its capital stock during the past two years. EDMC currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6--SELECTED FINANCIAL DATA

  The following summary consolidated financial and other data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed in response to Item 8 and the information included in response to Item 7 below. Most of the summary data presented below is derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, whose report covering the financial statements as of June 30, 2000 and 2001 and for each of the three years in the period ended June 30, 2001 also is filed in response to Item 8 below. The summary consolidated income statement data for the years ended June 30, 1997 and 1998 and the summary consolidated balance sheet data as of June 30, 1997, 1998 and 1999 are derived from audited financial statements not included herein.

                                               Year ended June 30,
                                   --------------------------------------------
                                     1997     1998     1999     2000     2001
                                   -------- -------- -------- -------- --------
                                     (Dollars in thousands, except per share
                                                     amounts)
Income Statement Data:
Net revenues...................... $182,849 $221,732 $260,805 $307,249 $370,681
Net income........................    9,985   14,322   18,752   22,530   28,978
Dividends on Series A Preferred
 Stock(1).........................       83       --       --       --       --
Other Series A Preferred Stock
 Transactions(1)..................      403       --       --       --       --
Per Share Data(1):
Basic:
 Net income....................... $    .40 $    .50 $    .64 $    .78 $    .97
 Weighted average number of shares
  outstanding, in thousands(2)....   23,878   28,908   29,314   28,964   29,742
Diluted:
 Net income....................... $    .36 $    .48 $    .61 $    .75 $    .93
 Weighted average number of shares
  outstanding, in thousands(2)....   27,342   29,852   30,615   29,921   31,016
Other Data:
Capital expenditures(3)........... $ 18,942 $ 18,814 $ 55,892 $ 58,149 $ 38,822
Enrollment at beginning of fall
 quarter(4).......................   15,838   18,763   21,518   24,502   27,999
                                                  As of June 30,
                                   --------------------------------------------
                                     1997     1998     1999     2000     2001
                                   -------- -------- -------- -------- --------
                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents......... $ 33,227 $ 47,310 $ 32,871 $ 39,538 $ 47,290
Receivables, net..................   10,547   10,292   12,490   14,931   18,945
Current assets....................   48,886   65,623   55,709   66,713   81,816
Total assets......................  126,292  148,783  178,746  240,675  283,946
Current liabilities...............   36,178   38,097   45,188   62,891   70,303
Long-term debt (including current
 portion).........................   34,031   38,382   37,231   64,283   53,660
Shareholders' investment..........   57,756   73,325   96,805  112,950  159,949

--------
(1) Dividends on the outstanding shares of Series A Preferred Stock, dividends accrued but not paid on outstanding shares of Series A Preferred Stock and a redemption premium paid upon redemption of 75,000 shares of Series A Preferred Stock have been deducted from net income in calculating earnings per share.
(2) The weighted average shares outstanding used to calculate basic income per share does not include potentially dilutive securities (such as stock options, warrants and convertible preferred stock). Diluted income per share includes, where dilutive, the equivalent shares of Common Stock calculated under the treasury stock method for the assumed exercise of options and warrants and conversion of shares of Series A Preferred Stock.
(3) Capital expenditures for fiscal 1999, 2000 and 2001 reflect approximately $5.1 million, $13.2 million and $4.5 million included in accounts payable at year-end, respectively.
(4) Excludes students enrolled in programs at those colleges and universities with which the Company has consulting arrangements.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's results of operations and financial condition should be read in conjunction with the information filed in response to Item 6 above and Item 8 below. Unless otherwise specified, any reference to a "year" is to a fiscal year ended June 30.

Background

  EDMC is among the largest providers of proprietary postsecondary education in the United States, based on student enrollment and revenues. Through its main operating unit, The Art Institutes, the Company offers bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts and fashion. The Company has provided career-oriented education programs for over 35 years, and its Art Institutes have more than 125,000 graduates. As of June 30, 2001, the Company operated 24 schools in 20 major metropolitan areas throughout the United States.

  Net revenues, income before interest and taxes and net income increased in each of the last two years. Net revenues are presented after deducting refunds, scholarships and other adjustments. Net revenues increased 42.1% to $370.7 million in 2001 from $260.8 million in 1999. Income before interest and taxes increased 56.7% to $49.7 million in 2001 from $31.7 million in 1999. Net income increased by 54.5% to $29.0 million in 2001 from $18.8 million in 1999. Average quarterly student enrollment at the Company's schools was 25,549 in 2001 compared to 19,325 in 1999. The increase in average enrollment relates to, among other factors, new education programs and additional school locations, along with expanded bachelor's degree and evening degree program offerings.

  The Company's revenues consist of tuition and fees, student housing fees and student supply store and restaurant sales. In 2001, the Company derived 89.8% of its net revenues from net tuition and fees paid by, or on behalf of, its students. Tuition revenue generally varies based on the average tuition charge per credit hour and the average student population. Student supply store and housing revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a fiscal period and by the number of new students entering school during such period. New students enter The Art Institutes at the beginning of each academic quarter, which typically commence in January, April, July and October. The Company believes that the size of its student population is influenced by the number of graduating high school students, the attractiveness of its program offerings, the effectiveness of its marketing efforts, changes in technology, the persistence of its students, the length of its education programs and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing the Company's average student population.

  Tuition increases have been implemented in varying amounts in each of the past several years. Historically, the Company has been able to pass along cost increases through increases in tuition. The Company believes that it can continue to increase tuition as educational costs at other postsecondary institutions, both public and private, continue to rise. The Company's schools implemented tuition rate increases averaging approximately 7% during 2001. Tuition rates vary by geographic region, but are generally consistent by program at the respective schools.

  The majority of students at The Art Institutes rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the year ended June 30, 2001, approximately 60% of the Company's net revenues were indirectly derived from Title IV Programs.

  Educational services expense consists primarily of costs related to the development, delivery and administration of the Company's education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility and school occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. The Company's faculty comprised approximately 46% full-time and 54% part-time employees for 2000 and approximately 49% full-time and 51% part-time employees for 2001.

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

  In August 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts for approximately $7.2 million in cash. Subsequent to June 30, 2001, the school was renamed The New England Institute of Art and Communications.

  In October 2000, the Company acquired the outstanding stock of The Art Institute of California located in San Diego, California for approximately $9.8 million in cash.

  In April 2001, the Company acquired the outstanding stock of the Design Institute located in Las Vegas, Nevada for approximately $2.1 million in cash. The school was renamed The Art Institute of Las Vegas.

  Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of the Company's newer schools were approximately $6.7 million and $9.6 million in fiscal 2000 and 2001, respectively.

Results of Operations

  The following table sets forth for the periods indicated the percentage relationships of certain income statement items to net revenues.

                                                             Year ended June
                                                                   30,
                                                            -------------------
                                                            1999   2000   2001
                                                            -----  -----  -----
     Net revenues.......................................... 100.0% 100.0% 100.0%
     Costs and expenses:
     Educational services..................................  65.5   65.5   65.4
     General and administrative............................  21.9   21.5   20.7
     Amortization of intangibles...........................   0.5    0.5    0.5
                                                            -----  -----  -----
                                                             87.8   87.5   86.6
                                                            -----  -----  -----
     Income before interest and taxes......................  12.2   12.5   13.4
     Interest expense, net.................................    --    0.3    0.6
                                                            -----  -----  -----
     Income before income taxes............................  12.2   12.2   12.8
     Provision for income taxes............................   5.0    4.9    5.0
                                                            -----  -----  -----
     Net income............................................   7.2%   7.3%   7.8%
                                                            =====  =====  =====

Year Ended June 30, 2001 Compared with Year Ended June 30, 2000

  Net Revenues

  Net revenues increased by 20.6% to $370.7 million in 2001 from $307.2 million in 2000. The revenue increase was primarily due to an increase in average quarterly student enrollment ($33.4 million) and tuition increases of approximately 7.0% ($24.2 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $12,584 in 2001 from $11,703 in 2000.

  Net housing revenues increased by 20.8% to $21.9 million in 2001 from $18.1 million in 2000 and revenues from the sale of educational materials in 2001 increased by 15.1% to $15.8 million. Both increased primarily as a result of higher average student enrollment. Refunds increased to $8.9 million in 2001 from $8.6 million in 2000. As a percentage of gross revenue, refunds decreased from 2000.

  Educational Services

  Educational services expense increased by $41.1 million, or 20.4%, to $242.3 million in 2001 from $201.2 million in 2000. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 2000 ($26.9 million) and schools added in 2000 and 2001 ($14.9 million). Higher costs associated with establishing and supporting new schools and developing new education programs contributed to the increase. As a percentage of net revenues, educational services expense decreased slightly between years.

  General and Administrative

  General and administrative expense increased by 15.9% to $76.7 million in 2001 from $66.2 million in 2000 due to the incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools owned by EDMC prior to 2000 ($2.2 million) and additional marketing and student admissions expenses at the schools added in 2000 and 2001 ($4.6 million). General and administrative expense decreased approximately 80 basis points as a percentage of net revenues in 2001 compared to 2000, reflecting operating leverage at the schools operated by EDMC for more than two years.

  Amortization of Intangibles

  Amortization of intangibles increased by $0.5 million, or 30.8%, to $2.0 million in 2001 from $1.5 million in 2000, as a result of additional amortization associated with fiscal 2001 acquisitions and on-line curriculum. Goodwill amortization was approximately $1.0 million for fiscal 2001.

  Interest Expense, Net

  The Company had net interest expense of $2.3 million in 2001 as compared to $726,000 in 2000. This change is attributable to increased average borrowings related primarily to capital expenditures and acquisitions, offset by a lower effective interest rate. The average outstanding debt balance was approximately $28.2 million in 2001, up from $15.6 million in 2000. Additionally, interest incurred in connection with construction of facilities in Denver and Pittsburgh was capitalized during the respective construction periods in 2000.

  Provision for Income Taxes

  The Company's effective tax rate decreased to 38.9% in 2001 from 40.1% in 2000. This reduction primarily reflects a more favorable distribution of taxable income among the states in which the Company operates and a decrease in nondeductible expenses as a percentage of taxable income. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for income tax purposes.

  Net Income

  Net income increased by $6.5 million or 28.6% to $29.0 million in 2001 from $22.5 million in 2000. The increase resulted from improved operations at the Company's schools owned prior to 2000 and a lower effective income tax rate, offset by increased amortization of intangible and interest expense.

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

  Educational Services

  Educational services expense increased by $30.4 million, or 17.8%, to $201.2 million in 2000 from $170.7 million in 1999. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services at the schools owned by EDMC prior to 1999 ($23.0 million) and schools added in 1999 and 2000 ($7.5 million). Higher costs associated with establishing and supporting new schools and developing new education programs contributed to the increase. As a percentage of net revenues, educational services expense was consistent between years at 65.5%. This represents an improvement over the 66.4% of net revenues in the prior year, primarily a result of margin improvements in various expenses, such as rent, bad debt, and other operating costs.

  General and Administrative

  General and administrative expense increased by 15.8% to $66.2 million in 2000 from $57.2 million in 1999 due to the incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools owned by EDMC prior to 1999 ($5.0 million), and additional marketing and student admissions expenses at the schools added in 1999 and 2000 ($3.1 million). General and administrative expense increased slightly as a percentage of net revenues in 2000 compared to 1999 as a result of increased advertising expenditures designed to promote awareness of and generate inquiries about the newer locations and new program offerings.

  Amortization of Intangibles

  Amortization of intangibles increased by $0.3 million, or 25.6%, to $1.5 million in 2000 from $1.2 million in 1999, as a result of additional amortization associated with the fiscal 2000 additions.

  Interest Expense (Income), Net

  The Company had net interest expense of $726,000 in 2000 as compared to interest income of $113,000 in 1999. The average outstanding debt balance increased from $4.6 million in 1999 to $15.6 million in 2000. Accordingly, more interest cost on borrowings has been offset against interest earned on investments.

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

Quarterly Financial Results (unaudited)

  The following table sets forth the Company's quarterly results for 2000 and 2001.

                                             Sept.
                                              30     Dec. 31  Mar. 31   June 30
                                            (Summer)  (Fall)  (Winter)  (Spring)
                                            -------  -------- --------  -------
2000                                        (dollars in thousands, except per
----                                                   share data)
Net revenues............................... $60,850  $ 87,023 $ 83,195  $76,181
Income before interest and taxes........... $ 1,693  $ 19,566 $ 11,968  $ 5,115
Income before income taxes................. $ 1,570  $ 19,247 $ 11,881  $ 4,918
Net income................................. $   926  $ 11,524 $  7,113  $ 2,967
Earnings per share
 --Basic................................... $   .03  $    .40 $    .25  $   .10
 --Diluted................................. $   .03  $    .39 $    .24  $   .10
2001
----
Net revenues............................... $72,561  $103,112 $100,366  $94,642
Income before interest and taxes........... $ 2,511  $ 24,639 $ 16,009  $ 6,516
Income before income taxes................. $ 1,896  $ 23,816 $ 15,570  $ 6,118
Net income................................. $ 1,156  $ 14,531 $  9,498  $ 3,793
Earnings per share
 --Basic................................... $   .04  $    .49 $    .32  $   .13
 --Diluted................................. $   .04  $    .47 $    .30  $   .12

  Earnings per share amounts for each quarter are required to be calculated independently and, therefore, may not equal the amount calculated for the year.

Liquidity and Capital Resources

  The Company's cash flow from operations has been the primary source of financing for capital expenditures and growth. Additionally, the Company maintains a revolving credit facility. Cash flow from operations was $36.4 million, $47.7 million, and $70.9 million for 1999, 2000, and 2001, respectively. Cash flow from operating and investing activities does not reflect capital expenditures of approximately $5.1 million, $13.2 million, and $4.5 million which are included in accounts payable as of June 30, 1999, 2000 and 2001, respectively.

Additionally, cash flows from operating and financing activities does not reflect income tax deductions related to the exercise of options of $2.7 million, $0.9 million and $9.8 million. These deductions do not effect the Company's tax provision; the benefit is recorded as additional paid-in capital in the accompanying consolidated balance sheets. Therefore, the change in the applicable balance sheet accounts (accounts payable, property and equipment, accrued liabilities and additional paid in capital) does not directly correlate to the corresponding amounts in the accompanying statement of cash flows.

  The Company had net working capital of $11.5 million as of June 30, 2001, up from $3.8 million as of June 30, 2000. This change is due primarily to the timing of payments made for capital expenditures. As noted above, purchases of property and equipment included in accounts payable decreased approximately $8.7 million from June 30, 2000 to June 30, 2001. Advanced payments increased approximately $8.1 million and $14.9 million as compared to the respective prior year-end balances at June 30, 2000 and 2001. Increases in enrollment, tuition and monies received in connection with alternative loan programs offered to students, as well as arrangements offering incentives for early tuition payments have all contributed to this increase. Unearned revenue of approximately $446,000 and $1.7 million was included with advanced payments as of June 30, 2000 and 2001, respectively.

  As of June 30, 2001, gross trade accounts receivable increased by $7.3 million, or 27.9%, to $33.4 million from the prior year primarily due to the higher enrollment and tuition rates. Additionally, certain recently acquired schools have not yet been converted to the quarter system used by most of The Art Institutes and were in session as of year-end. Under the payment terms, these balances would be reduced by the end of the applicable class sessions. Although tuition increases have exceeded corresponding increases in federal financial aid sources, the Company has arranged for alternative financing sources to manage its credit risk. The allowance for doubtful accounts was $9.4 million, $14.1 million, and $17.4 million as of June 30, 1999, 2000, and 2001, respectively. This represents increases of 12.6%, 50.4%, and 23.6% in the allowance for doubtful accounts for 1999, 2000, and 2001, respectively. The Company determines its reserve for accounts receivable by categorizing gross receivables based upon the enrollment status of the student (in-school, out of school, summer leave of absence, and collections) then establishing a reserve based on the likelihood of collections (in-school receivables being the lowest percent reserved). The Company provides for extended payment terms beyond graduation (generally six months). As more students have utilized this option, the out-of-school category has increased as a percentage of gross receivables which has resulted in an increase in the corresponding allowance against these balances. Therefore, the change between years in the allowance results from both the overall increase in trade receivables as well as changes in the distribution of gross receivables among the categories.

  The Credit Agreement (the "Credit Agreement"), which the Company entered into during fiscal 2000, currently allows for maximum borrowings of $100.0 million through its expiration on February 18, 2005. Borrowings under this facility are unsecured and bear interest at one of three rates set forth in the Credit Agreement, at the election of the Company. Certain outstanding letters of credit reduce this facility. As of June 30, 2001, the Company had approximately $45.4 million of borrowing capacity available under the Credit Agreement. As of June 30, 2001, the Company was in compliance with all covenants under the Credit Agreement. As of June 30, 2001, the average interest rate for borrowings under the Credit Agreement was 4.5%.

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

  Subsequent to year-end, the Company and its lenders amended and restated the Credit Agreement to increase allowable borrowings from $100 million to $200 million. The Amended and Restated Credit Agreement, which will expire September 20, 2004, is secured by certain assets of the Company and provides the Company the ability to borrow up to $150 million on a revolving basis and $50 million in the form of a term loan (collectively, the "Secured Credit Facilities"). The Secured Credit Facilities contain the customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness.

  Capital Expenditures

  Capital expenditures made during the three years ended June 30, 2001 reflect the implementation of the Company's initiatives emphasizing the addition of new schools and education programs and investment in classroom technology. The Company's capital expenditures (on an accrual basis) were $55.9 million, $58.1 million, and $38.8 million, for 1999, 2000, and 2001, respectively. The Company expects that total capital spending for 2002 will remain relatively consistent as a percentage of net revenues, as compared to 2001. The Company anticipates that these expenditures will be financed primarily through cash flow from operations and supplemented as needed with borrowings under the revolving credit facility. The anticipated expenditures relate principally to the investment in schools acquired or started during the previous several years and to be added in 2002, continued improvements to current facilities, additional or replacement school and housing facilities and classroom and administrative technology.

  The Company leases the majority of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

Regulations

  The Company indirectly derived approximately 60% of its net revenues from Title IV Programs in 2001. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Lenders generally provide loan funds in multiple disbursements each academic year. For first-time students in their first academic quarter, the initial loan disbursement is generally received at least 30 days after the commencement of that academic quarter. Otherwise, the first loan disbursement is received, at the earliest, 10 days before the commencement of the student's academic quarter.

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

  Education institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution's financial responsibility to participate in Title IV Programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution's capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution's ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution's profitability. Each ratio is calculated separately, based on the figures in the institution's most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. Such composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight.

  Regulations promulgated under the HEA also require all proprietary education institutions to comply with the "90/10 Rule," which prohibits participating schools from deriving 90% or more of total revenue from Title IV Programs in any year.

  If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, or otherwise ineligible to participate in Title IV Programs. The Company believes that all of its participating schools met these requirements as of June 30, 2001.

Effect of Inflation

  The Company does not believe its operations have been materially affected by inflation.

Impact of New Accounting Standards

  In June 2001, SFAS No. 141, "Business Combinations" was issued. The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 141 is effective July 1, 2001. The Company's adoption of SFAS 141 will not have a material impact on the Company's financial position or results of operations.

  In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has adopted this standard as of July 1, 2001. The Company is required to complete a transitional goodwill impairment test for all goodwill at the reporting unit level by December 31, 2001 and is currently preparing for this. Adopting SFAS 142 will affect the financial position and results of operations because goodwill will no longer be amortized. It is anticipated that the adoption of this standard in fiscal 2002 will decrease amortization of intangibles expense by approximately $1 million, reduce the effective tax rate (but not the tax provision) by less than 1%, and increase diluted earnings per share by approximately $.03 for the fiscal year.

Risk Factors

  In addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following factors, among others, could affect the Company's business, results of operations, financial condition and prospects in fiscal 2002 and later years: (i) the perceptions of the U.S. Congress, the U.S. Department of Education and the public concerning proprietary postsecondary education institutions to the extent those perceptions could result in changes in the HEA in connection with its reauthorization; (ii) EDMC's ability to comply with federal and state regulations and accreditation standards, including any changes therein or changes in the interpretation thereof; (iii) the continued availability of alternative loan programs to students at the Company's schools; (iv) the Company's ability to foresee changes in the skills required of its graduates and to design new courses and programs to develop those skills in a cost effective and timely manner; (v) the ability of the Company to gauge successfully which markets are underserved in the skills that the Company's schools teach; (vi) the Company's ability to continue to attract and retain students by maintaining the appropriate capacity and system operations; (vii) security risks that the Company's computer networks may be vulnerable to which could disrupt operations and require the Company to expend significant resources; (viii) the Company's ability to gauge appropriate acquisition and start-up opportunities and to manage and integrate them successfully, as well as obtain necessary regulatory approvals for the acquisitions; (ix) the Company's ability to defend litigation successfully; (x) proprietary rights and intellectual property that the Company relies upon may not be adequately protected by law; (xi) the Company's ability to recruit and retain key personnel; (xii) anti-takeover provisions in the Company's charter documents could disincent a takeover of the Company or serve as a disincentive; (xiii) competitive pressures from other education institutions; and (xiv) general economic conditions, including stock market volatility and uncertainty arising from the terrorist attacks of September 11, 2001.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Education Management Corporation and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Education Management Corporation (a Pennsylvania corporation) and Subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Education Management Corporation and Subsidiaries as of June 30, 2000 and 2001, and their results of operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

                                                         s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
July 27, 2001

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                             As of June 30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
Assets
Current assets:
 Cash and cash equivalents, including restricted balances
  of $679 and $218......................................... $ 39,538  $ 47,290
 Receivables:
  Trade, net of allowances of $14,088 and $17,410..........   12,057    16,032
  Notes, advances and other................................    2,874     2,913
 Inventories...............................................    3,145     3,528
 Deferred and prepaid income taxes.........................    4,676     7,350
 Other current assets......................................    4,423     4,703
                                                            --------  --------
   Total current assets....................................   66,713    81,816
                                                            --------  --------
Property and equipment, net................................  134,738   149,482
Deferred income taxes and other long-term assets...........    9,156     9,590
Intangible assets, net of amortization of $6,065 and
 $8,042....................................................   30,068    43,058
                                                            --------  --------
   Total assets............................................ $240,675  $283,946
                                                            ========  ========
Liabilities and shareholders' investment
Current liabilities:
 Current portion of long-term debt......................... $     16  $     26
 Accounts payable..........................................   19,898    10,795
 Accrued liabilities.......................................   13,062    14,692
 Advance payments..........................................   29,915    44,790
                                                            --------  --------
   Total current liabilities...............................   62,891    70,303
                                                            --------  --------
Long-term debt, less current portion.......................   64,267    53,634
Other long-term liabilities................................      567        60
Commitments and contingencies
Shareholders' investment:
 Common Stock, par value $.01 per share; 60,000,000 shares
  authorized; 29,877,025 and 30,479,880 shares issued......      299       305
 Additional paid-in capital................................   96,585   108,463
 Treasury stock, 907,446 and 216,945 shares at cost........   (9,733)   (3,596)
 Retained earnings.........................................   25,799    54,777
                                                            --------  --------
   Total shareholders' investment..........................  112,950   159,949
                                                            --------  --------
   Total liabilities and shareholders' investment.......... $240,675  $283,946
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

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                    For the years ended June
                                                              30,
                                                   ---------------------------
                                                     1999      2000     2001
                                                   --------  -------- --------
Net revenues...................................... $260,805  $307,249 $370,681
Costs and expenses:
 Educational services.............................  170,742   201,187  242,313
 General and administrative.......................   57,162    66,209   76,716
 Amortization of intangibles......................    1,203     1,511    1,977
                                                   --------  -------- --------
                                                    229,107   268,907  321,006
                                                   --------  -------- --------
Income before interest and taxes..................   31,698    38,342   49,675
 Interest expense (income), net...................     (113)      726    2,275
                                                   --------  -------- --------
Income before income taxes........................   31,811    37,616   47,400
 Provision for income taxes.......................   13,059    15,086   18,422
                                                   --------  -------- --------
Net income........................................ $ 18,752  $ 22,530 $ 28,978
                                                   ========  ======== ========
Earnings per share:
  Basic........................................... $    .64  $    .78 $    .97
  Diluted......................................... $    .61  $    .75 $    .93
Weighted average number of shares outstanding (in
 000's):
  Basic...........................................   29,314    28,964   29,742
  Diluted.........................................   30,615    29,921   31,016


  The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                      For the years ended
                                                           June 30,
                                                    -------------------------
                                                     1999     2000     2001
                                                    -------  -------  -------
Cash flows from operating activities:
 Net income........................................ $18,752  $22,530  $28,978
 Adjustments to reconcile net income to net cash
   flows
   from operating activities:
   Depreciation and amortization...................  17,440   21,043   26,055
   Deferred credit for income taxes................  (1,992)  (1,895)  (2,728)
   Changes in current assets and liabilities:
    Receivables....................................  (3,655)  (1,237)  (3,263)
    Inventories....................................    (105)    (978)    (383)
    Other current assets...........................    (650)  (1,312)  (1,458)
    Accounts payable...............................      57     (724)  (1,161)
    Accrued liabilities............................   3,940    2,148   11,567
    Advance payments...............................   2,571    8,090   13,318
                                                    -------  -------  -------
     Total adjustments.............................  17,606   25,135   41,947
                                                    -------  -------  -------
    Net cash flows from operating activities.......  36,358   47,665   70,925
                                                    -------  -------  -------
Cash flows from investing activities:
 Acquisition of subsidiaries, net of cash ac-
 quired............................................    (500)  (8,602) (12,065)
 Expenditures for property and equipment........... (50,821) (50,059) (47,477)
 Other items, net..................................    (389)  (1,008)  (1,150)
                                                    -------  -------  -------
    Net cash flows from investing activities....... (51,710) (59,669) (60,692)
                                                    -------  -------  -------
Cash flows from financing activities:
 Net activity under revolving credit facilities....   1,500   27,650  (10,625)
 Principal payments on debt........................  (2,651)  (1,666)    (102)
 Net proceeds from issuance of Common Stock........   2,205    1,925    8,246
 Repurchase of shares..............................    (141)  (9,238)      --
                                                    -------  -------  -------
    Net cash flows from financing activities.......     913   18,671   (2,481)
                                                    -------  -------  -------
Net change in cash and cash equivalents............ (14,439)   6,667    7,752
Cash and cash equivalents, beginning of year.......  47,310   32,871   39,538
                                                    -------  -------  -------
Cash and cash equivalents, end of year............. $32,871  $39,538  $47,290
                                                    =======  =======  =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (Dollars in thousands)

                          Common
                          Stock  Additional               Stock                   Total
                          at Par  Paid-in   Treasury  Subscriptions Retained  Shareholders'
                          Value   Capital    Stock     Receivable   Earnings   Investment
                          ------ ---------- --------  ------------- --------  -------------
Balance, June 30, 1998..  $ 290   $ 88,880  $  (354)      $ (8)     $(15,483)   $ 73,325
 Net income.............     --         --       --         --        18,752      18,752
 Payments received on
   stock subscriptions
   receivable...........     --         --       --          8            --           8
 Purchase of Common
 Stock..................     --         --     (141)        --            --        (141)
 Exercise of stock op-
 tions..................      5      4,278       --         --            --       4,283
 Issuance of Common
   Stock under
   employee stock pur-
   chase plan...........     --        578       --         --            --         578
                          -----   --------  -------       ----      --------    --------
Balance, June 30, 1999..    295     93,736     (495)        --         3,269      96,805
 Net income.............     --         --       --         --        22,530      22,530
 Purchase of Common
 Stock..................     --         --   (9,238)        --            --      (9,238)
 Exercise of stock op-
 tions..................      3      2,126       --         --            --       2,129
 Issuance of Common
   Stock under
   employee stock pur-
   chase plan...........      1        723                  --            --         724
                          -----   --------  -------       ----      --------    --------
Balance, June 30, 2000..    299     96,585   (9,733)        --        25,799     112,950
 Net income.............     --         --       --         --        28,978      28,978
 Exercise of stock op-
 tions..................      6     11,265    6,017         --            --      17,288
 Issuance of Common
   Stock under
   employee stock pur-
   chase plan...........     --        613      120         --            --         733
                          -----   --------  -------       ----      --------    --------
Balance, June 30, 2001..  $ 305   $108,463  $(3,596)      $ --      $ 54,777    $159,949
                          =====   ========  =======       ====      ========    ========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.OWNERSHIP AND OPERATIONS:

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

  As of June 30, 2001, EDMC operated 24 schools in 20 major metropolitan areas throughout the United States. The Company's main operating unit, The Art Institutes, offers programs designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, media arts & animation, multimedia & web design, video production, interior design, industrial design, culinary arts, photography, and fashion. Those programs typically are completed in 18 to 48 months and culminate in a bachelor's or associate's degree. As of June 30, 2001, 19 Art Institutes offered bachelor's degree programs.

  As of June 30, 2001, the Company offered a culinary arts curriculum at 11 Art Institutes and The New York Restaurant School ("NYRS"), a culinary arts and restaurant management school located in New York City. NYRS offers an associate's degree program and certificate programs.

  NCPT (The National Center for Paralegal Training) offers paralegal certificate programs. The National Center for Professional Development maintained consulting relationships with certain colleges and universities to assist in the development, marketing and delivery of paralegal, legal nurse consultant and financial planning certificate programs. As of June 30, 2001, all but one of these relationships had expired or had been terminated, and the remaining expired on August 31, 2001.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Presentation

  The consolidated financial statements include the accounts of Education Management Corporation and its subsidiaries. The results of operations of acquired entities are consolidated with those of the Company from the date of acquisition. All significant intercompany transactions and balances have been eliminated. The Company operates as one reportable segment in accordance with the manner in which it makes operating decisions and assesses performance.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Government Regulations

  The Art Institutes and NYRS ("the participating schools") participate in various federal student financial assistance programs ("Title IV Programs") under Title IV of the Higher Education Act of 1965, as amended (the "HEA"). Approximately 60% of the Company's net revenues in 2001 were indirectly derived from funds distributed under these programs to students at the participating schools.

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

  Certain Art Institutes make contributions to Federal Perkins Loan Programs (the "Funds"). Current contributions to the Funds are made 75% by the federal government and 25% by the school. The Company carries its investments in the Funds at cost, net of an allowance for estimated future loan losses.

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

Inventories

  Inventories consist mainly of textbooks, art supply kits, and supplies held for sale to students enrolled in the Company's educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

Acquisitions

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

  On August 26, 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts for approximately $7.2 million in cash. Subsequent to June 30, 2001, the school was renamed The New England Institute of Art and Communications.

  On October 13, 2000, the Company acquired the outstanding stock of The Art Institute of California in San Diego, California for approximately $9.8 million in cash.

  On April 11, 2001, the Company acquired the outstanding stock of the Design Institute located in Las Vegas, Nevada for approximately $2.1 million in cash. The school was renamed The Art Institute of Las Vegas.

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

Intangible Assets

  Intangible assets consisted of the following:

                                                                As of June 30,
                                                                ---------------
                                                                 2000    2001
                                                                ------- -------
                                                                (in thousands)
     Goodwill, net of accumulated amortization of $5,211 and
      $6,221 (10 to 40 years).................................. $26,588 $36,918
     Accreditation, curriculum and other, net of accumulated
      amortization of $854 and $1,821 (3 to 22 years)..........   3,480   6,140
                                                                ------- -------
                                                                $30,068 $43,058
                                                                ======= =======

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

Revenue Recognition and Receivables

  The Company's net revenues consist of tuition and fees, student housing charges and supply store and restaurant sales. In fiscal 2001, the Company derived 89.8% of its net revenues from tuition and fees paid by, or on behalf of, its students. Net revenues, as presented, are reduced for student refunds and scholarships. Student supply store and restaurant sales are recognized as they occur. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets.

  The Company recognizes tuition and housing revenues on a monthly pro rata basis over the term of instruction, typically an academic quarter. For most Art Institute programs, the academic and financial quarters are the same; therefore unearned revenue is not significant at the end of a financial quarter. However, certain recently acquired schools have programs that have class starting and ending dates that differ from the financial quarters. Revenue associated with tuition and certain fees is either recognized within the fiscal quarter to which the applicable service was rendered, or is deferred over the appropriate period. Unearned tuition revenue of approximately $446,000 and $1.7 million, related to programs not on the Company's traditional academic quarters, is included with advanced payments in the accompanying consolidated balance sheets as of June 30, 2000 and June 30, 2001, respectively. The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

  Refunds are calculated in accordance with federal, state and accrediting agency standards. Student refunds of approximately $8.6 million and $8.9 million were recorded for 2000 and 2001, respectively, of which approximately $168,000 and $75,000 are included with accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2000 and 2001, respectively.

  The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student (in-school, out of school, summer leave of absence and collections) and establishing a reserve based on the likelihood of collections (in-school receivables being the lowest percent reserved).

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

  General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company's students. All advertising costs are expensed in the fiscal year incurred.

  Amortization of intangibles relates primarily to the values assigned to identifiable intangibles and goodwill, which arose principally from the acquisitions discussed above. These intangible assets are amortized over periods ranging from 2 to 40 years.

New Accounting Standards

  In June 2001, Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," was issued. The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 141 is effective July 1, 2001. The Company "s adoption of SFAS 141 will not have a material impact on the Company's financial position or results of operations.

  In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets," was issued. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Pronouncement Bulletin (APB) Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has adopted this standard as of July 1, 2001. The Company is required to complete a transitional goodwill impairment test for all goodwill at the reporting unit level by December 31, 2001 and is currently preparing for this. Adopting SFAS 142 will affect the financial position and results of operations because goodwill will no longer be amortized. It is anticipated that the adoption of this standard in fiscal 2002 will decrease amortization of intangibles expense by approximately $1 million, reduce the effective tax rate (but not the tax provision) by less than 1%, and increase diluted earnings per share by approximately $.03 for the fiscal year.

Supplemental Disclosures of Cash Flow Information

                                                          Year ended June 30,
                                                        -----------------------
                                                         1999    2000    2001
                                                        ------- ------- -------
                                                            (in thousands)
     Cash paid during the period for:
      Interest (net of amount capitalized)............  $   313 $   175 $ 2,485
      Income taxes....................................   13,846  15,590  11,494
     Noncash investing and financing activities:
      Expenditures for property and equipment included
       in accounts payable............................    5,071  13,161   4,506
      Tax benefit for options exercised...............    2,664     928   9,775

Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.

3.SHAREHOLDERS' INVESTMENT:

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

  The Rights will become exercisable under certain circumstances following a public announcement by a person or group of persons (an "Acquiring Person") that they acquired or commenced a tender offer for 17.5% or more of the outstanding shares of Common Stock. If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle its holder, except the Acquiring Person, to acquire upon exercise a number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire on the tenth anniversary of the closing of the IPO (fiscal 2007) and are subject to redemption by the Company at $.01 per Right, subject to adjustment.

4.EARNINGS PER SHARE:

  Basic EPS is computed using the weighted average number of shares actually outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options.

Reconciliation of Diluted Shares

                                                            Year ended June 30,
                                                            --------------------
                                                             1999   2000   2001
                                                            ------ ------ ------
                                                               (in thousands)
     Basic shares.......................................... 29,314 28,964 29,742
     Dilution for stock options............................  1,301    957  1,274
                                                            ------ ------ ------
     Diluted shares........................................ 30,615 29,921 31,016
                                                            ====== ====== ======

  Options to purchase 122,181 and 7,280 shares were excluded from the dilutive earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period) for fiscal years 2000 and 2001, respectively.

5.PROPERTY AND EQUIPMENT:

  Property and equipment consisted of the following as of June 30:

                                                                2000     2001
                                                              -------- --------
                                                               (in thousands)
     Assets (asset lives in years)
      Land..................................................  $  4,300 $  4,300
      Buildings and improvements (15 to 30).................    29,351   51,698
      Equipment and furniture (3 to 10).....................   123,165  136,442
      Library books (3).....................................     3,730    4,979
      Leasehold interests and improvements (1 to 20)........    55,554   60,359
      Construction in progress..............................    19,707    3,064
                                                              -------- --------
       Total................................................   235,807  260,842
      Less accumulated depreciation.........................   101,069  111,360
                                                              -------- --------
                                                              $134,738 $149,482
                                                              ======== ========

6.LONG-TERM DEBT:

  The Company and its subsidiaries were indebted under the following obligations as of June 30:

                                                                 2000    2001
                                                                ------- -------
                                                                (in thousands)
     Revolving credit facilities............................... $64,150 $53,525
     Other indebtedness........................................     133     135
                                                                ------- -------
                                                                 64,283  53,660
     Less current portion......................................      16      26
                                                                ------- -------
                                                                $64,267 $53,634
                                                                ======= =======

  The Credit Agreement provides for maximum borrowings of $100 million through its expiration on February 18, 2005. Borrowings under this facility are unsecured and bear interest at one of three rates set forth in the Credit Agreement, at the election of the Company. As of June 30, 2001, the average interest rate for borrowings under the Credit Agreement was 4.9%. Certain outstanding letters of credit reduce this facility. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified interest and leverage ratio requirements, restrict the repurchase of Common Stock and the incurrence of additional indebtedness. As of June 30, 2001, the Company was in compliance with all covenants under the Credit Agreement.

  Relevant information regarding borrowings under the revolving credit facilities under both the Credit Agreement and the prior borrowing agreement is reflected below:

                                                       Year ended June 30,
                                                     -------------------------
                                                      1999     2000     2001
                                                     -------  -------  -------
                                                         (in thousands)
     Outstanding borrowings, end of period.........  $36,500  $64,150  $53,525
     Approximate average outstanding balance
      throughout the period........................    2,550   15,215   28,048
     Approximate maximum outstanding balance during
      the period...................................   37,000   79,850   64,150
     Weighted average interest rate for the peri-
      od...........................................     7.48%    7.45%    6.73%

  Subsequent to June 30, 2001, the Company and its lenders amended and restated the Credit Agreement (See Note 14) to provide additional borrowing availability.

7.COMMITMENTS AND CONTINGENCIES:

  The Company and its subsidiaries lease certain classroom, dormitory and office space under operating leases, which expire on various dates through September 2020. Rent expense under these leases was approximately $28,250,000, $33,645,000, and $41,054,000 respectively for 1999, 2000 and 2001. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 2001 are reflected below:

     Fiscal Years                                                 (in thousands)
     ------------                                                 -------------
     2002........................................................   $ 41,241
     2003........................................................     34,623
     2004........................................................     32,277
     2005........................................................     31,302
     2006........................................................     30,555
     Thereafter..................................................    183,892
                                                                    --------
                                                                    $353,890
                                                                    ========

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

8.RELATED PARTY TRANSACTIONS:

  The Art Institute of Philadelphia, a division of The Art Institutes International, Inc ("Aii"), itself a wholly-owned subsidiary of EDMC, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are minority limited partners. The Art Institute of Fort Lauderdale, Inc., a wholly-owned subsidiary of Aii, leases part of its facilities from a partnership in which an executive officer/director of EDMC is a minority limited partner. Total rental payments under these arrangements were approximately $1,901,000, $2,214,000, and $2,267,000 for the years ended June 30, 1999, 2000, and 2001, respectively.

9.EMPLOYEE BENEFIT PLANS:

  The Company sponsors a retirement plan that covers substantially all employees. This plan provides for matching Company contributions of 100% of employee 401(k) contributions up to 3% of compensation and 50% of contributions between 4% and 6% of compensation. Other contributions to the plan are at the discretion of the Board of Directors. The expense relating to these plans was approximately $2,198,000, $1,181,000, and $1,939,000 for the years ended June 30, 1999, 2000, and 2001, respectively.

  The Company's retirement plan includes an ESOP, which enables eligible employees to have stock ownership in the Company. The ESOP provides for the allocations of forfeited shares and cash to be made to the accounts of eligible participating employees based upon each participant's compensation level relative to the total compensation of all eligible employees. Eligible employees vest their ESOP accounts based on a five-year schedule, which includes credit for past service. Distribution of shares from the ESOP is made following the retirement, disability or death of an employee. For employees who terminate for any other reason, their vested balance will be offered for distribution in accordance with the terms of the ESOP.

10.DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS:

  Deferred income taxes and other long-term assets consist of the following as of June 30:

                                                                    2000   2001
                                                                   ------ ------
                                                                        (in
                                                                    thousands)
     Investment in Federal Perkins Loan Program, net of allowance for estimated future loan losses of $1,209 and $1,252......  $2,819 $2,918
     Cash value of life insurance, net of loans of $781 each
      year; face value of $6,065.................................   2,620  2,935
     Deferred income taxes.......................................   2,046  2,067
     Other.......................................................   1,671  1,670
                                                                   ------ ------
                                                                   $9,156 $9,590
                                                                   ====== ======

11.ACCRUED LIABILITIES:

  Accrued liabilities consist of the following as of June 30:

                                                                 2000    2001
                                                                ------- -------
                                                                (in thousands)
     Payroll taxes and payroll related......................... $ 7,714 $10,052
     Income and other taxes....................................     404     640
     Other.....................................................   4,944   4,000
                                                                ------- -------
                                                                $13,062 $14,692
                                                                ======= =======

12.INCOME TAXES:

  The provision for income taxes includes current and deferred taxes as reflected below:

                                                        Year ended June 30,
                                                      -------------------------
                                                       1999     2000     2001
                                                      -------  -------  -------
                                                          (in thousands)
     Current taxes:
      Federal.......................................  $11,824  $14,020  $18,129
      State.........................................    3,227    2,961    3,021
                                                      -------  -------  -------
       Total current taxes..........................   15,051   16,981   21,150
                                                      -------  -------  -------
     Deferred taxes.................................   (1,992)  (1,895)  (2,728)
                                                      -------  -------  -------
       Total provision..............................  $13,059  $15,086  $18,422
                                                      =======  =======  =======

  The provision for income taxes reflected in the accompanying consolidated statements of income vary from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

                                                                Year ended
                                                                 June 30,
                                                              ----------------
                                                              1999  2000  2001
                                                              ----  ----  ----
     Federal statutory income tax rate......................  35.0% 35.0% 35.0%
     State and local income taxes, net of federal income tax
      benefit                                                  4.9   4.4   3.7
     Amortization of goodwill and other intangibles.........    .5    .4    .5
     Nondeductible expenses.................................    .7    .4    .2
     Other, net.............................................    --   (.1)  (.5)
                                                              ----  ----  ----
      Effective income tax rate.............................  41.1% 40.1% 38.9%
                                                              ====  ====  ====

  Net deferred income tax assets (liabilities) consist of the following as of June 30:

                                                         1999    2000    2001
                                                        ------  ------  ------
                                                           (in thousands)
     Deferred income tax--current...................... $2,476  $2,872  $4,946
     Deferred income tax--long term....................    548   2,046   2,067
                                                        ------  ------  ------
      Net deferred income tax asset.................... $3,024  $4,918  $7,013
                                                        ======  ======  ======
     Consisting of:
       Allowance for doubtful accounts................. $3,850  $5,649  $6,766
       Assigned asset values in excess of tax basis.... (1,585) (1,767) (1,640)
       Depreciation....................................  1,508   1,687   1,295
       Financial reserves and other....................   (749)   (651)    592
                                                        ------  ------  ------
      Net deferred income tax asset.................... $3,024  $4,918  $7,013
                                                        ======  ======  ======

13.STOCK-BASED COMPENSATION:

  The Company maintains a Stock Incentive Plan for directors, executive management and key personnel, which provides for the issuance of stock-based incentive awards with respect to a maximum of 5,000,000 shares of Common Stock. Options issued to employees under this plan provide for time-based vesting over four years.

  The Company also has two non-qualified management stock option plans under which options to purchase a maximum of 1,119,284 shares of Common Stock were granted to management employees prior to 1996. All outstanding options under these non-qualified plans are fully vested. Under the terms of the three plans, the Board of Directors granted options to purchase shares at prices varying from $1.27 to $32.00 per share, representing the fair market value at the time of the grant.

  The Company also has an employee stock purchase plan. The plan allows eligible employees of the Company to purchase up to an aggregate of 1,500,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan was 37,620, 59,800, and 31,712 in 1999, 2000 and 2001, respectively.

  The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the stock option and stock purchase plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                        1999    2000    2001
                                                       ------- ------- -------
     Net income (in 000's):............... As reported $18,752 $22,530 $28,978
                                           Pro forma   $16,850 $19,421 $25,402
     Basic EPS:........................... As reported $   .64 $   .78 $   .97
                                           Pro forma   $   .57 $   .67 $   .85
     Diluted EPS:......................... As reported $   .61 $   .75 $   .93
                                           Pro forma   $   .55 $   .65 $   .82

Summary of Stock Options

                                 1999               2000               2001
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
                           Options   Price    Options   Price    Options   Price
                          --------- -------- --------- -------- --------- --------
Outstanding, beginning
 of year................  2,110,240  $ 5.21  2,872,653 $ 10.11  3,768,991 $ 10.25
Granted.................  1,372,523   15.54  1,253,500    9.47    262,000   29.74
Exercised...............    544,610    4.42    270,392    4.44  1,352,519    8.12
Forfeited...............     65,500   13.29     86,770   12.72    110,498   11.47
                          ---------  ------  --------- -------  --------- -------
Outstanding, end of
 year...................  2,872,653  $10.11  3,768,991 $ 10.25  2,567,974 $ 13.30
                          =========  ======  ========= =======  ========= =======
Exercisable, end of
 year...................  1,031,753          1,403,885          1,122,932
                          =========          =========          =========
Weighted average fair
 value of options grant-
 ed*....................  $    7.97          $    5.58          $   17.54
                          =========          =========          =========

                       Options Outstanding                       Options Exercisable
     -------------------------------------------------------------------------------
                                           Weighted-
                                            Average    Weighted-           Weighted-
                                           Remaining    Average             Average
                                          Contractual  Exercise            Exercise
     Range of Exercise Prices    Options  Life (years)   Price    Options    Price
     ------------------------   --------- -----------  --------- --------- ---------
     $ 1.75--$ 1.75..........      12,000    1.00       $ 1.75      12,000  $ 1.75
       2.85--  3.60..........      78,028    2.56         2.98      78,028    2.98
       7.50--  9.38..........   1,252,246    7.75         8.97     522,679    8.40
      12.38-- 18.50..........     965,200    7.27        15.38     503,475   15.33
      19.38-- 28.00..........      17,500    7.63        21.35       6,750   19.38
      30.13-- 32.00..........     243,000    9.37        30.68          --      --
                                ---------    ----       ------   ---------  ------
                                2,567,974    7.53       $13.30   1,122,932  $11.12
                                =========    ====       ======   =========  ======

--------
* The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

                                                               1999  2000  2001
                                                               ----  ----  ----
     Risk-free interest rate.................................. 4.97% 6.45% 5.79%
     Expected dividend yield..................................    0     0     0
     Expected life of options (years).........................    6     6     6
     Expected volatility rate................................. 46.0% 55.0% 56.0%

14.SUBSEQUENT EVENTS -- (UNAUDITED):

  Subsequent to June 30, 2001, the following transactions occurred:

  On July 9, 2001, the Company signed a merger agreement with Argosy Education Group, Inc., a leading provider of postgraduate professional education, headquartered in Chicago, IL. The merger agreement states that EDMC will acquire all of the shares of Argosy for $12.00 cash per share for the approximately 6.5 million shares outstanding. This transaction is expected to close by the end of calendar year 2001 and is subject to obtaining certain regulatory approvals.

  On July 25, 2001, the Company signed a purchase agreement acquiring the assets of The International Fine Arts College located in Miami, Florida. This transaction closed on September 5, 2001 (subject to final approval from the Department of Education).

  On September 17, 2001, the Company signed an agreement to purchase certain assets of ITI Education Corporation (ITI), based in Halifax, Nova Scotia, Canada. This transaction is expected to close by the end of calendar year 2001 and is subject to obtaining certain regulatory approvals.

  The acquisition of these entities will be accounted for in accordance with SFAS 141.

  The Company and its lenders amended and restated the Credit Agreement, effective September 20, 2001, to increase allowable borrowings from $100 million to $200 million. The Amended and Restated Credit Agreement, which will expire September 20, 2004, is secured by certain assets of the Company and provides the Company the ability to borrow up to $150 million on a revolving basis and $50 million in the form of a term loan (collectively, the "Secured Credit Facilities"). The Secured Credit Facilities contain the customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information required by this Item will be contained in the Proxy Statement under the captions "Nominees as Directors for Terms Expiring at the 2004 Annual Meeting of Shareholders," "Directors Continuing in Office," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

  (1) Financial Statements:

    The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 24 through 39 of this Form 10-K.

    Report of Independent Public Accountants

    Consolidated Balance Sheets for years ended June 30, 2000 and 2001

    Consolidated Statements of Income for years ended June 30, 1999, 2000 and 2001

    Consolidated Statements of Cash Flows for years ended June 30, 1999, 2000 and 2001

    Consolidated Statements of Shareholders' Investment for years ended June 30, 1999, 2000 and 2001

    Notes to Consolidated Financial Statements

  (2) Supplemental Financial Statement Schedules

    Valuation and Qualifying Accounts, on page S-1 of this Form 10-K, is filed herewith.

  (b) No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EDUCATION MANAGEMENT CORPORATION

                                                    By: /s/ Robert B. Knutson
                                                  -----------------------------
                                                        Robert B. Knutson
                                                  Chairman and Chief Executive
                                                             Officer

Date: September 28, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                             Title                   Date

        s/ Robert B. Knutson           Chairman and Chief      September 28,
-------------------------------------   Executive Officer;     2001
Robert B. Knutson                       Director

        s/ Robert P. Gioella           President and Chief     September 28,
-------------------------------------   Operating Officer;     2001
Robert P. Gioella                       Director

      s/ John R. McKernan, Jr.         Vice Chairman;          September 28,
-------------------------------------   Director               2001
John R. McKernan, Jr.

        s/ Robert T. McDowell          Executive Vice          September 28,
-------------------------------------   President and Chief    2001
Robert T. McDowell                      Financial Officer

         s/ Robert H. Atwell           Director                September 28,
-------------------------------------                          2001
Robert H. Atwell

       s/ James J. Burke, Jr.          Director                September 28,
-------------------------------------                          2001
James J. Burke, Jr.

     s/ William M. Campbell, III       Director                September 28,
-------------------------------------                          2001
William M. Campbell, III

        s/ Albert Greenstone           Director                September 28,
-------------------------------------                          2001
Albert Greenstone

        s/ Miryam L. Knutson           Director                September 28,
-------------------------------------                          2001
Miryam L. Knutson

       s/ James S. Pasman, Jr.         Director                September 28,
-------------------------------------                          2001
James S. Pasman, Jr.

      s/ Daniel M. Fitzpatrick         Vice President and      September 28,
-------------------------------------   Controller             2001
Daniel M. Fitzpatrick

                                 EXHIBIT INDEX

Exhibit
Number                 Exhibit                            Method of Filing
-------                -------                           ------ ----------

3.01   Amended and Restated Articles of                  Incorporated herein by
       Incorporation                                     reference to Exhibit
                                                         3.01 to the Annual
                                                         Report on Form 10-K for
                                                         the year ended June 30,
                                                         1997 (the "1997 Form
                                                         10-K")

3.02   Articles of Amendment filed on February 4,        Incorporated herein by
       1997                                              reference to Exhibit
                                                         3.02 to the 1997 Form
                                                         10-K

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

4.02   Rights Agreement, dated as of October 1,          Incorporated herein by
       1996, between Education Management                reference to Exhibit
       Corporation and Mellon Bank, N.A                  4.02 to the 1997 Form
                                                         10-K

4.03   Amendment No. 1, dated November 9, 1999, to       Incorporated herein by
       the Rights Agreement dated as of October 1,       reference to Exhibit
       1996 between the Company and ChaseMellon          4.01 to Quarterly
       Shareholder Services, L.L.C., as Rights Agent     Report on Form 10-Q for
                                                         the quarter ended
                                                         September 30, 1999
                                                         (the "September 30,
                                                         1999 10-Q")

4.04   Letter Agreement dated November 9, 1999 by        Incorporated herein by
       and among the Company, Baron Capital Group,       reference to Exhibit
       Inc., BAMCO, Inc., Baron Capital Management       4.02 to the September
       Inc. and Ronald Baron                             30, 1999 10-Q

4.05   Credit Agreement, dated February 18, 2000,        Incorporated herein by
       among Education Management Corporation,           reference to Exhibit
       certain banks, National City Bank of              4.01 to Quarterly
       Pennsylvania and First Union National Bank        Report on Form 10-Q for
                                                         the quarter ended March
                                                         31, 2000 (the "March
                                                         31, 2000 Form 10-Q")

4.06   First Amendment to Credit Agreement, dated        Incorporated herein by
       March 31, 2000 among Education Management         reference to Exhibit
       Corporation, certain banks, National City         4.02 to the March 2000
       Bank of Pennsylvania and First Union National     Form 10-Q
       Bank

10.01  Education Management Corporation Retirement       Filed herewith*
       Plan, amended and restated as of August 1,
       2001

10.02  Education Management Corporation Management       Incorporated herein by
       Incentive Stock Option Plan, effective            reference to Exhibit
       November 11, 1993                                 10.05 to the Form S-1*

Exhibit
Number               Exhibit                                Method of Filing
-----                -------                                ----------------

10.03  EMC Holdings, Inc. Management Incentive Stock   Incorporated herein by
       Option Plan, effective July 1, 1990             reference to Exhibit
                                                       10.06 to Amendment No. 1*

10.04  Form of Management Incentive Stock Option       Incorporated herein by
       Agreement, dated various dates, between EMC     reference to Exhibit
       Holdings, Inc. and various management           10.07 to Amendment No. 1*
       employees

10.05  Form of Amendment to Management Incentive       Incorporated herein by
       Stock Option Agreement, dated January 19,       reference to Exhibit
       1995, among Education Management Corporation    10.08 to Amendment No. 1*
       and various management employees

10.06  Education Management Corporation Deferred       Filed herewith*
       Compensation Plan amended and restated as of April 1, 2000

10.07  1996 Employee Stock Purchase Plan               Incorporated herein by
                                                       reference to Exhibit
                                                       10.12 to Amendment No. 1

10.08  Education Management Corporation 1996 Stock     Incorporated herein by
       Incentive Plan                                  reference to Exhibit
                                                       10.13 to Amendment No. 1*

10.09  Third Amended and Restated Employment           Incorporated herein by
       Agreement, dated as of September 8, 1999        reference to Exhibit
       between Robert B. Knutson and Education         10.09 to the 1999 Form
       Management Corporation                          10-K*

10.10  Form of Employment Agreement, dated as of       Incorporated herein by
       June 4 and September 8, 1999, between certain   reference to Exhibit
       executives and Education Management             10.10 to the 1999 Form
       Corporation                                     10-K*

10.11  Form of EMC-Art Institutes International,       Incorporated herein by
       Inc. Director's and/or Officer's                reference to Exhibit
       Indemnification Agreement                       10.17 to the Form S-1

10.12  Senior Management Team Incentive Compensation   Incorporated herein by
       Plan                                            reference to Exhibit
                                                       10.12 to the 1999 Form
                                                       10-K*

10.13  Common Stock Registration Rights Agreement,     Incorporated herein by
       dated as of August 15, 1996, among Education    reference to Exhibit
       Management Corporation and Marine Midland       10.19 to the 1997 Form
       Bank, Northwestern Mutual Life Insurance        10-K
       Company, National Union Fire Insurance
       Company of Pittsburgh, PA, Merrill Lynch
       Employees LBO Partnership No. I, L.P.,
       Merrill Lynch IBK Positions, Inc., Merrill
       Lynch KECALP L.P., 1986, Merrill Lynch
       Offshore LBO Partnership No. IV, Merrill
       Lynch Capital Corporation, Merrill Lynch
       Capital Appreciation Partnership IV, L.P.,
       Robert B. Knutson and certain other
       individuals

21.01  Material subsidiaries of Education Management   Filed herewith
       Corporation

23.01  Consent of Arthur Andersen LLP                  Filed herewith

--------
* Management contract or compensatory plan or arrangement.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Education Management Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated July 27, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
July 27, 2001

                                                                    SCHEDULE II

               EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

                              Balance  Additions                      Balance
                                at      Charged                         at
                             Beginning    to                          End of
                             of Period Expenses  Deductions Other(a)  Period
                             --------- --------- ---------- -------  ---------
Allowance accounts for:
Year ended June 30, 1999
 Uncollectible accounts re-
  ceivable..................  $ 8,318   $5,660    $4,611     $ --     $  9,367
 Estimated future loan loss-
  es........................    1,032      123        --       --        1,155
Year ended June 30, 2000
 Uncollectible accounts re-
  ceivable..................  $ 9,367   $7,551    $2,986     $156     $ 14,088
 Estimated future loan loss-
  es........................    1,155       54        --       --        1,209
Year ended June 30, 2001
 Uncollectible accounts re-
  ceivable..................  $14,088   $9,250    $6,109     $181     $ 17,410
 Estimated future loan loss-
  es........................    1,209       43        --       --        1,252

--------
(a) Allowance for uncollectible accounts receivable acquired in connection with acquisitions of subsidiaries.