Form 10-Q
period 2001-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2001-11-14
CIK 880059

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the period ended: September 30, 2001       Commission File Number: 000-21363

                                _______________

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __
    ---

The number of shares of the registrant's Common Stock outstanding as of September 30, 2001 was 30,354,222.


================================================================================

                                     INDEX


PART I -  FINANCIAL INFORMATION                                                                    PAGE

          ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).......................   3-7
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                   OPERATIONS AND FINANCIAL CONDITION............................................   8-9


PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS.............................................................    10
          ITEM 2 - CHANGES IN SECURITIES.........................................................    10
          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES...............................................    10
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS..............................................................    10
          ITEM 5 - OTHER INFORMATION.............................................................    10
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................    10

SIGNATURES.......................................................................................    11

                                    PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       EDUCATION MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                                              September 30,         June 30,        September 30,
                                                                                   2000               2001               2001
                                                                              -------------       ------------      -------------
                                                                               (unaudited)                           (unaudited)
Assets

Current assets:
  Cash and cash equivalents, including restricted balances..................     $  5,938           $ 47,290           $  6,974
  Receivables...............................................................       20,928             18,945             23,948
  Inventories...............................................................        4,397              3,528              5,248
  Deferred and prepaid income taxes.........................................        2,872              7,350              4,946
  Other current assets......................................................        8,293              4,703              9,081
                                                                                 --------           --------           --------
    Total current assets....................................................       42,428             81,816             50,197
                                                                                 --------           --------           --------

Property and equipment, net.................................................      137,841            149,482            158,564
Deferred income taxes and other long-term assets............................        9,867              9,590             11,935
Intangible assets, net of amortization......................................       30,207             43,058             68,493
                                                                                 --------           --------           --------

    Total assets............................................................     $220,343           $283,946           $289,189
                                                                                 ========           ========           ========

Liabilities and shareholders' investment

Current liabilities:
  Current portion of long-term debt.........................................     $     16           $     26           $     47
  Accounts payable..........................................................        7,662             10,795             16,575
  Accrued liabilities.......................................................       12,437             14,692             13,601
  Advance payments..........................................................       52,780             44,790             66,471
                                                                                 --------           --------           --------
    Total current liabilities...   .........................................       72,895             70,303             96,694
                                                                                 --------           --------           --------

Long-term debt, less current portion........................................       31,225             53,634             29,360
Other long-term liabilities.................................................          234                 60                 61
Commitments and contingencies

Shareholders' investment:
  Common Stock..............................................................          301                305                305
  Additional paid-in capital................................................       98,466            108,463            108,092
  Treasury stock, at cost...................................................       (9,733)            (3,596)            (2,083)
  Retained earnings.........................................................       26,955             54,777             56,760
                                                                                 --------           --------           --------

    Total shareholders' investment..........................................      115,989            159,949            163,074
                                                                                 --------           --------           --------

    Total liabilities and shareholders' investment..........................     $220,343           $283,946           $289,189
                                                                                 ========           ========           ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       EDUCATION MANAGEMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (Dollars in thousands, except per share amounts)



                                                                        For the three months
                                                                        ended September 30,
                                                                        2000           2001
                                                                      --------       --------
Net revenues.......................................................   $ 72,561       $ 91,874

Costs and expenses:
  Educational services.............................................     52,996         67,132
  General and administrative.......................................     16,686         20,724
  Amortization of intangibles......................................        368            309
                                                                      --------       --------
                                                                        70,050         88,165
                                                                      --------       --------
Income before interest and taxes...................................      2,511          3,709
  Interest expense, net............................................        615            479
                                                                      --------       --------
Income before income taxes.........................................      1,896          3,230
  Provision for income taxes.......................................        740          1,247
                                                                      --------       --------
Net income.........................................................   $  1,156       $  1,983
                                                                      ========       ========
Earnings per share:
  Basic............................................................   $    .04       $    .07
                                                                      ========       ========
  Diluted..........................................................   $    .04       $    .06
                                                                      ========       ========
Weighted average number of shares outstanding (000's):
  Basic............................................................     29,076         30,336
  Diluted..........................................................     30,778         32,134

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       EDUCATION MANAGEMENT CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)

                                                                                    For the three months
                                                                                     ended September 30,
                                                                                     2000           2001
                                                                                   --------       --------
Cash flows from operating activities:
  Net income.................................................................      $  1,156       $  1,983

  Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization.........................................         5,780          6,853
       Changes in current assets and liabilities:
          Receivables........................................................        (4,193)        (5,003)
          Inventories........................................................        (1,252)        (1,720)
          Other current assets...............................................        (3,870)        (4,357)
          Accounts payable...................................................           925         10,286
          Accrued liabilities................................................          (625)         1,313
          Advance payments...................................................        22,865         21,681
                                                                                   --------       --------
            Total adjustments................................................        19,630         29,053
                                                                                   --------       --------
            Net cash flows from operating activities.........................        20,786         31,036
                                                                                   --------       --------
Cash flows from investing activities:
  Acquisition of subsidiaries, net of cash acquired..........................             -        (25,325)
  Expenditures for property and equipment....................................       (21,379)       (20,132)
  Other items, net...........................................................        (1,848)        (2,784)
                                                                                   --------       --------
            Net cash flows from investing activities.........................       (23,227)       (48,241)
                                                                                   --------       --------

Cash flows from financing activities:
  Revolving credit facility activity, net....................................       (33,025)       (24,225)
  Principal payments on debt.................................................           (17)           (28)
  Proceeds from issuance of Common Stock.....................................         1,883          1,142
                                                                                   --------       --------
            Net cash flows from financing activities.........................       (31,159)       (23,111)
                                                                                   --------       --------

Net change in cash and cash equivalents......................................       (33,600)       (40,316)

Cash and cash equivalents, beginning of period...............................        39,538         47,290
                                                                                   --------       --------

Cash and cash equivalents, end of period.....................................      $  5,938       $  6,974
                                                                                   ========       ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest...................................................................      $    644       $    469
  Income taxes...............................................................           133            152

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       EDUCATION MANAGEMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Fiscal 2001 Annual Report on Form 10-K of Education Management Corporation ("EDMC" or the "Company"). The accompanying condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited balance sheet included in the Company's Fiscal 2001 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2001 and 2002 refer to the periods ended September 30, 2000 and 2001, respectively.

          Certain prior period balances have been reclassified to conform to the current period presentation.

2. The Company is among the largest providers of proprietary postsecondary education in the United States, based on student enrollment and revenues. Through its operating units, primarily the Art Institutes, the Company offers master's, bachelor's and associate's degree programs and non-degree programs in the areas of design, media arts, culinary arts and fashion. The Company has provided career-oriented education programs for over 35 years.

3.        Reflected below is a summary of the Company's capital stock:

                                 Par Value    Authorized    September 30, 2000    June 30, 2001    September 30, 2001
       Issued:
         Preferred Stock         $    .01     10,000,000                     -                -                     -
         Common Stock            $    .01     60,000,000            30,069,582       30,479,880            30,479,880
       Held in treasury:
         Common Stock                 N/A            N/A               907,446          216,945               125,658

          For the three-month period ended September 30, 2001, 91,287 shares held in treasury were released in connection with the exercise of stock options and shares purchased under an employee stock purchase plan.

4. On July 9, 2001, the Company signed a merger agreement with Argosy Education Group, Inc. ("Argosy"), a leading private provider of postgraduate professional education, headquartered in Chicago, Illinois. The merger agreement provides that EDMC will acquire all of the shares of Argosy for $12.00 cash per share for the approximately 6.5 million shares outstanding. On September 27, 2001, the Company closed in escrow its purchase of 4.9 million shares of Class A Common Stock, $.01 par value per share of Argosy pursuant to the terms and conditions of the Stock Purchase Agreement dated July 9, 2001 and the Joinder Agreement dated September 26, 2001. The aggregate cash purchase price for the shares was $58.8 million, for which the Company signed a letter of credit. This transaction is expected to close by the end of calendar year 2001 and is subject to obtaining certain regulatory approvals.

          On July 25, 2001, the Company signed a purchase agreement acquiring the assets of International Fine Arts College, located in Miami, Florida. This transaction closed on September 4, 2001, subject to final approval from the Department of Education.

          On September 17, 2001, the Company signed an agreement to purchase certain assets of ITI Education Corporation (ITI), based in Halifax, Nova Scotia, Canada. This transaction is expected to close by the end of calendar year 2001 and is subject to obtaining certain court approvals.

          The Company accounts for acquisitions in accordance with SFAS No. 141, "Business Combinations" (SFAS 141).

5.        Reconciliation of diluted shares (000's):

                                             Three months ended September 30,
                                             --------------------------------
                                                2000                  2001
                                             ----------            ----------
            Basic shares...................      29,076                30,336
            Dilution for stock options.....       1,702                 1,798
                                             ----------            ----------
            Diluted shares.................      30,778                32,134
                                             ==========            ==========

6. In June 2001, SFAS 141 was issued. The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 141 became effective and was adopted by the Company on July 1, 2001. The Company's adoption of SFAS 141 does not have a material impact on its financial position or results of operations.

          In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) was issued. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in financial statements. The Company has adopted this standard as of July 1, 2001. The Company is required to complete a transitional goodwill impairment test for all goodwill at the reporting unit level by December 31, 2001. This test is currently in process. Adopting SFAS 142 has affected the financial position and results of operations because goodwill is no longer amortized.

7. Subsequent to September 30, 2001, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of its Common Stock. It is expected that a total of 4,500,000 shares will be offered, including 3,634,133 newly issued shares to be sold by the Company and 865,867 shares to be sold by members of the Company's senior management and board of directors. The Company and the selling shareholders have granted the underwriters an option for a period of 30 days to purchase up to a total of 675,000 additional shares of Common Stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2001 and 2002 are to the periods ended September 30, 2000 and 2001, respectively.


Results of Operations

     Three months ended September 30, 2001 compared to the three months ended September 30, 2000

     Net revenues increased by 26.6% to $91.9 million in 2002 from $72.6 million in the first quarter of 2001 due primarily to a 17.8% increase in student enrollment, accompanied by a tuition increase of approximately 7% over the prior year. Total student enrollment at the Company's schools increased from 20,991 in 2001 to 24,735 in 2002, including enrollment growth of approximately 10.3% at the schools that have been operated by the Company for 24 months or more. The first quarter's results include one month of revenue for International Fine Arts College, which was acquired on September 4, 2001.

     Educational services expense increased by $14.1 million, or 26.7%, to $67.1 million in 2002 from $53.0 million in 2001, due primarily to the incremental costs incurred to support higher student enrollment. These costs include increased salaries and operating expenses as well as increased depreciation and amortization associated with recent capital expenditures. Educational services expense as a percent of revenue increased slightly from 73.0% in fiscal 2001 to 73.1% in 2002. This change reflects the fact that we have more schools in the new school category for the first quarter of this fiscal year as compared to the prior year.

     General and administrative expense was $20.7 million in 2002, up 24.2% from $16.7 million in 2001. The increase over the comparable quarter in the prior year reflects increased advertising and recruiting costs as well as increased employee compensation. In addition, the three locations that were opened or acquired during the past 12 months have contributed to the rise in general and administrative costs. As a percent of net revenues, general and administrative expense decreased by 0.4% to 22.6% as compared to the first quarter of fiscal 2001, reflecting improved operating leverage at established school locations. Additonally marketing and admissions costs and centralized support expense decreased as a percentage of net revenues as compared to those incurred in the three months ended September 30, 2002.

     Amortization of intangibles decreased by $59,000 to $309,000 in 2002, as compared to the first quarter of fiscal 2001. This decrease (approximately $209,000) is a result of the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets," partially offset by additional amortization associated with intangibles acquired in conjunction with the purchases of The Art Institute of California, The Art Institute of Las Vegas, International Fine Arts College, and amortization of ongoing curriculum development at The Art Institute Online.

     Net interest expense was $479,000 in 2002, as compared to $615,000 in 2001. This decrease is attributable to a decrease in average borrowings for the quarter ended September 30, 2001, as well as an approximate 300 basis point decrease in our weighted average borrowing rate.

     The Company's effective tax rate declined 0.4% to 38.6% in 2002 from 39.0% in 2001, primarily due to the reduced impact of nondeductible expenses as a percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

     Net income increased by $827,000 to $2.0 million in 2002 from $1.2 million in 2001. The increase is attributable to improved results from operations at the Company's schools, a lower effective tax rate, and a reduction in amortization of intangibles.

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

Liquidity and Capital Resources

     The Company generated positive cash flow from operating activities of $31.0 million for the three months ended September 30, 2001, an increase of $10.3 million over the comparable period for fiscal 2001, due to an increase in net income and non-cash charges, as well as timing of accounts payable.

     The Company had working capital deficits of $46.5 million and $30.5 million as of September 30, 2001 and 2000, respectively, as compared to $11.5 million of working capital as of June 30, 2001. The decrease in working capital from June 30, 2001 was due primarily to cash used for acquisitions of $25.3 million, for capital expenditures of $20.1 million, and for $24.3 million in debt repayments. Net receivables increased $5.0 million from June 30, 2001 and $3.0 million from September 30, 2000, primarily as a result of the enrollment and corresponding revenue increase and the acquisition that occurred in the first quarter.

     The Company and its lenders amended and restated their Credit Agreement, effective September 20, 2001, to increase allowable borrowings from $100 million to $200 million. The Amended and Restated Credit Agreement, which will expire September 20, 2004, is secured by certain assets of the Company and provides the Company the ability to borrow up to $150 million on a revolving basis and $50 million in the form of a term loan (collectively, the "Secured Credit Facilities"). The Amended and Restated Credit Agreement contains the customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of September 30, 2001, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

     Borrowings under the Amended and Restated Credit Agreement are used by the Company primarily to finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter.

     The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Amended and Restated Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Amended and Restated Credit Agreement.

     The Company anticipates its total capital spending for fiscal 2002 will increase as compared to the prior year. The 2002 expenditures relate principally to the investment in schools acquired or started during the previous several years and those added in 2002, continued improvements to current facilities, additional or replacement school and housing facilities and classroom and administrative technology.

     The majority of the Company's facilities are leased. Future commitments on existing leases will be paid from cash provided from operating activities.

Impact of New Accounting Standards

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and APB No. 51, "Consolidated Financial Statements." This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial position and results of operations.

                                    PART II


ITEM 1   LEGAL PROCEEDINGS

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

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               (15) Report of Independent Public Accountants

         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed for the three months ended September 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EDUCATION MANAGEMENT CORPORATION
                                  (Registrant)

Date:  November 14, 2001



                                  /s/ Robert B. Knutson
                                  -----------------------------------------
                                  Robert B. Knutson
                                  Chairman and Chief Executive Officer



                                  /s/ Robert T. McDowell
                                  ------------------------------------------
                                  Robert T. McDowell
                                  Executive Vice President and Chief Financial
                                  Officer