Form 10-Q
period 2001-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2002-02-14
CIK 880059

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

For the period ended: December 31, 2001        Commission File Number: 000-21363

                                _______________

                        EDUCATION MANAGEMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                       25-1119571
      (State or other jurisdiction                            (I.R.S. Employer
     Incorporation or organization)                         Identification No.)


    300 Sixth Avenue, Pittsburgh, PA                               15222
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

Yes X  No __
    -

The number of shares of the registrant's Common Stock outstanding as of December 31, 2001 was 34,754,034.

================================================================================

                                     INDEX


PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS (UNAUDITED)...............................   3-9
         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION........ 10-12
         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK..........................................    12


PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS....................................    13
         ITEM 2 - CHANGES IN SECURITIES................................    13
         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................    13
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.....................................    13
         ITEM 5 - OTHER INFORMATION....................................    13
         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................    14


SIGNATURES.............................................................    15

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                              December 31,         June 30,        December 31,
                                                                            --------------     -------------     --------------
                                                                                  2000              2001               2001
                                                                              (unaudited)                          (unaudited)
Assets
 Current assets:
  Cash and cash equivalents, including restricted balances..................      $  9,448          $ 47,290           $ 45,452
  Receivables, net..........................................................        26,272            22,539             33,318
  Inventories...............................................................         3,358             3,528              4,033
  Deferred and prepaid income taxes.........................................         2,845             7,350              5,715
  Other current assets......................................................         7,699             4,703              9,813
                                                                            --------------     -------------     --------------
       Total current assets.................................................        49,622            85,410             98,331
                                                                            --------------     -------------     --------------

Property and equipment, net.................................................       144,794           149,482            186,967
Deferred income taxes and other long-term assets............................         9,151             9,590             10,822
Intangible assets, net of amortization......................................        40,919            43,058            143,165
                                                                            --------------     -------------     --------------
        Total assets.........................................................     $244,486          $287,540           $439,285
                                                                            ==============     =============     ==============

Liabilities and shareholders' investment

Current liabilities:
  Current portion of long-term debt.........................................      $     74          $     26           $    508
  Accounts payable..........................................................         6,315            10,795              6,146
  Accrued liabilities.......................................................        16,782            14,692             29,381
  Advance payments..........................................................        61,849            48,384             81,720
                                                                            --------------     -------------     --------------
       Total current liabilities............................................        85,020            73,897            117,755
                                                                            --------------     -------------     --------------

Long-term debt, less current portion........................................        25,087            53,634              3,541
Deferred taxes and other long-term liabilities..............................            43                60              5,742

Shareholders' investment:
  Common stock..............................................................           305               305                348
  Additional paid-in capital................................................        99,380           108,463            237,376
  Treasury stock, at cost...................................................        (6,835)           (3,596)            (1,495)
  Retained earnings.........................................................        41,486            54,777             76,044
  Accumulated other comprehensive income (loss).............................            --                --                (26)
                                                                            --------------     -------------     --------------
       Total shareholders' investment.......................................       134,336           159,949            312,247
                                                                            --------------     -------------     --------------
       Total liabilities and shareholders' investment.......................      $244,486          $287,540           $439,285
                                                                            ==============     =============     ==============

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (Dollars in thousands, except per share amounts)



                                                                  For the three months                 For the six months
                                                                    ended December 31,                  ended December 31,
                                                                 2000              2001              2000              2001
                                                            --------------    --------------    --------------    --------------

Net revenues................................................      $103,112          $129,490          $175,673          $221,364

Costs and expenses:
  Educational services......................................        58,073            74,326           111,069           141,458
  General and administrative................................        19,951            22,679            36,637            43,403
  Amortization of intangibles...............................           449               530               817               839
                                                            --------------    --------------    --------------    --------------
                                                                    78,473            97,535           148,523           185,700
                                                            --------------    --------------    --------------    --------------

Income before interest and taxes............................        24,639            31,955            27,150            35,664
  Interest expense, net.....................................           823               548             1,438             1,027
                                                            --------------    --------------    --------------    --------------
Income before income taxes..................................        23,816            31,407            25,712            34,637
  Provision for income taxes................................         9,285            12,123            10,025            13,370
                                                            --------------    --------------    --------------    --------------
Net income..................................................      $ 14,531          $ 19,284          $ 15,687          $ 21,267
                                                            ==============    ==============    ==============    ==============
Earnings per share:
    Basic...................................................      $    .49          $    .61          $    .53          $    .68
                                                            ==============    ==============    ==============    ==============
    Diluted.................................................      $    .47          $    .58          $    .51          $    .65
                                                            ==============    ==============    ==============    ==============

Weighted average number of shares outstanding (000's):
    Basic...................................................        29,473            31,829            29,336            31,088
    Diluted.................................................        30,963            33,363            30,628            32,626

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                                 For the six months ended
                                                                                       December 31,
                                                                                   2000               2001
                                                                             --------------     --------------
Cash flows from operating activities:
  Net income.................................................................      $ 15,687          $  21,267

  Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization.........................................        11,390             14,049
       Changes in current assets and liabilities:
          Receivables........................................................        (9,456)            (8,604)
          Inventories........................................................          (213)              (463)
          Other current assets...............................................        (3,271)               860
          Accounts payable...................................................          (478)            (2,249)
          Accrued liabilities................................................         2,477              9,956
          Advance payments...................................................        31,116            (32,007)
                                                                             --------------     --------------

            Total adjustments................................................        31,565             45,556
                                                                             --------------     --------------

            Net cash flows from operating activities.........................        47,252             66,823
                                                                             --------------     --------------

Cash flows from investing activities:
  Acquisition of subsidiaries, net of cash acquired..........................        (9,677)          (105,830)
  Expenditures for property and equipment....................................       (33,207)           (28,892)
  Other items, net...........................................................        (2,034)            (3,372)
                                                                             --------------     --------------

            Net cash flows from investing activities.........................       (44,918)          (138,094)
                                                                             --------------     --------------

Cash flows from financing activities:
  Revolving credit facility activity, net....................................       (39,150)           (53,525)
  Principal payments on debt.................................................           (30)            (8,073)
  Proceeds from issuance of Common Stock, net................................         6,756            131,057
                                                                             --------------     --------------
            Net cash flows from financing activities.........................       (32,424)            69,459
                                                                             --------------     --------------

Foreign currency exchange impact on cash                                                 --                (26)
                                                                             --------------     --------------

Net change in cash and cash equivalents......................................       (30,090)            (1,838)

Cash and cash equivalents, beginning of period...............................        39,538             47,290
                                                                             --------------     --------------

Cash and cash equivalents, end of period.....................................      $  9,448          $  45,452
                                                                             ==============     ==============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest...................................................................      $  1,466          $     740
  Income taxes...............................................................           222                552
Noncash investing and financing activities:
  Shares received in connection with exercise of options.....................         2,899                 --
  Options exchanged in connection with acquisition of
    subsidiary...............................................................            --              2,279



  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Fiscal 2001 Annual Report on Form 10-K of Education Management Corporation ("EDMC" or the "Company"). The accompanying condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited balance sheet included in the Company's Fiscal 2001 Annual Report on Form 10-K. The accompanying interim condensed consolidated financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2001 and 2002 refer to the periods ended December 31, 2000 and 2001, respectively.

     Certain prior period balances have been reclassified to conform to the current period presentation.

2.   NATURE OF OPERATIONS:

     The Company is among the largest providers of private proprietary postsecondary education in North America, based on student enrollment and revenue through its operating units, primarily the Art Institutes and Argosy. The Art Institutes offer master's, bachelor's, associate's degree and non-degree programs in the areas of design, media arts, fashion, and culinary arts. Argosy Education Group, Inc. ("Argosy") provides doctoral, master's, bachelor's, and associate's degree programs in behavioral sciences, education, business, and health sciences fields. The Company has provided career-oriented education for 40 years.

    The National Center for Paralegal Training (NCPT), which is located in The Art Institute of Atlanta facility, will no longer accept new students but will continue to conduct classes to permit its present 183 students to complete their education programs. The Company does not expect that the closure of NCPT will have a material effect on revenue or operating income.

3.   PUBLIC OFFERING OF COMMON STOCK:

     On December 4, 2001, the previously announced public offering of the Company's Common Stock (the "Offering") closed at $32.50 per share. A total of 5,175,000 shares were sold, including 4,164,681 newly issued shares sold by the Company and 1,010,319 shares sold by members of the Company's senior management and board of directors.

     In the Offering, the Company received total net proceeds, after deduction of expenses and underwriting discounts payable by the Company, of approximately $127.6 million. On the date the Offering closed, approximately $39.5 million of the proceeds were used to repay the outstanding indebtedness under the Company's credit agreement. The remaining proceeds were used to fund the acquisition of Argosy, see Note 5, and for general corporate purposes.


4.   CAPITAL STOCK:

     Reflected below is a summary of the Company's capital stock:

                                 Par Value        Authorized        December 31, 2000        June 30, 2001       December 31, 2001
Issued:
 Preferred Stock                    $.01         10,000,000                      --                   --                      --
 Common Stock                       $.01         60,000,000              30,472,003           30,479,880              34,844,216
Held in treasury:
 Common Stock                        N/A                N/A                 504,416              216,945                  90,182

     For the six-month period ended December 31, 2001, 126,763 shares held in treasury were sold in connection with the exercise of stock options and shares purchased under an employee stock purchase plan.

5.   BUSINESS ACQUISITIONS:

     On December 21, 2001, the Company completed its acquisition of Argosy, a leading private provider of postgraduate professional education, headquartered in Chicago, Illinois. Previously, the Company had closed in escrow its purchase of 4.9 million shares of Class A Common Stock, $.01 par value per share of Argosy from Argosy's controlling shareholder pursuant to the terms and conditions of a Stock Purchase Agreement dated July 9, 2001. The aggregate cash purchase price for these shares was $58.8 million. The Company acquired the approximately 1.6 million remaining Argosy shares outstanding for $12.00 per share at the closing of the merger with Argosy in December. The acquisition of Argosy will broaden EDMC's presence in the higher education market by expanding education program offerings and adding school locations.

     On July 25, 2001, the Company signed a purchase agreement acquiring the assets of International Fine Arts College ("IFAC"), located in Miami, Florida. This transaction closed in September 2001, subject to final approval from the United States Department of Education, which was received in January 2002.

     On September 17, 2001, the Company signed an agreement to purchase certain assets of ITI Information Technology Institute ("ITI"), based in Halifax, Nova Scotia, Canada from Ernst and Young, Inc., in its capacity as ITI's court-appointed receiver. This transaction closed on November 23, 2001.

     These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), which the Company adopted in the first quarter of fiscal 2002. The aggregate purchase price of Argosy was approximately $83.0 million. Combined with the other two entities acquired during the six-month period, the aggregate purchase price of the acquisitions was approximately $113.7 million, which resulted in estimated goodwill and other intangibles of approximately $81.3 million and $18.8 million, respectively. The Company is in the process of finalizing third-party valuations of certain tangible and intangible assets for these acquisitions; therefore, the allocation of the purchase price is subject to refinement.

     The Company has consolidated the results of operations for each of the acquired entities as of the respective merger date. The following table reports pro forma information as if the acquisition of Argosy had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

                                                       Three months ended                     Six months ended
                                                           December 31,                          December 31,
                                                ---------------------------------     --------------------------------
                                                     2000               2001               2000              2001
                                                --------------     --------------     --------------     -------------
Net revenue                      As reported    $      103,112     $      129,490     $      175,673     $     221,364
                                 Pro forma             114,604            145,294            195,961           251,822
Net Income                       As reported    $       14,531     $       19,284     $       15,687     $      21,267
                                 Pro forma              14,546             18,795             14,894            19,382
Diluted earnings per share       As reported    $          .47     $          .58     $          .51     $         .65
                                 Pro forma                 .47                .56                .49               .59

     The fiscal 2002 results above include combined net revenue from IFAC and ITI of approximately $5.3 million and $6.2 million for the three- and six-month periods ended December 31, 2001, respectively. Net Income for these entities was approximately $866,000 and $827,000 for the respective fiscal 2002 periods. Therefore, the results of these entities had a 2.5 cent impact on diluted earnings per share for both the three- and six-month periods.

     Two of Argosy's entities, Western State University College of Law and The Connecting Link, were acquired on March 1, 2001, and therefore are not included in the fiscal 2001 data above.

6.   EARNINGS PER SHARE:

     Reconciliation of diluted shares (in thousands):

                                                  Three months ended                      Six months ended
                                                     December 31,                           December 31,
                                         ----------------------------------     ----------------------------------
                                               2000               2001                2000               2001
                                         ---------------     --------------     ---------------     --------------
Basic shares.............................         29,473             31,829              29,336             31,088
Dilution for stock options...............          1,490              1,534               1,292              1,538
Diluted shares...........................         30,963             33,363              30,628             32,626
                                         ===============     ==============     ===============     ==============

     For the quarter ended December 31, 2001, options to purchase 140,181 shares were excluded from the diluted earnings per share because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

7.   COMPREHENSIVE INCOME:

     Comprehensive income consisted of the following (in thousands):

                                                  Three months ended                       Six months ended
                                                     December 31,                            December 31,
                                         ----------------------------------      ----------------------------------
                                               2000               2001                 2000               2001
                                         ---------------     --------------      ---------------     --------------
Net Income...............................$        14,531     $       19,284      $        15,687     $       21,267
Other comprehensive income (loss)
    Foreign currency translation.........             --                (26)                  --                (26)
                                         ---------------     --------------      ---------------     --------------
Comprehensive Income.....................$        14,531     $       19,258      $        15,687     $       21,241
                                         ===============     ==============      ===============     ==============

     Accumulated other comprehensive income/(loss) represents only the foreign currency translation adjustment approximately $26,000, as of December 31, 2001.

8.   NEW ACCOUNTING STANDARDS:

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and APB No. 51, "Consolidated Financial Statements" ("APB 51"). This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement but does not anticipate that the adoption of SFAS 144 will have a material impact on the Company's financial position and results of operations.

9.   SEGMENT REPORTING:

     The Company's principal business is providing post-secondary education. The services of EDMC's operations are discussed in more detail under Note 2, "Nature of Operations." In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," EDMC manages its business according to two segments: The Art Institutes and Argosy (including ITI). Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements. These segments are based upon the method by which management makes operating decisions and assesses performance.

     Summary information by reportable segment is as follows (in thousands):

                                                   Three months ended                        Six months ended
                                                      December 31,                             December 31,
                                         -----------------------------------      -----------------------------------
                                               2000                2001                 2000                2001
                                         ---------------      --------------      ---------------      --------------
Net revenue
    Art Institutes.......................  $     103,112        $    128,035        $     175,673        $    219,909
    Argosy...............................             --               1,455                   --               1,455

Income before interest and taxes
    Art Institutes.......................  $      29,639        $     31,895        $      27,150        $     35,604
    Argosy...............................             --                  60                   --                  60

Assets
    Art Institutes.......................  $     209,348        $    281,268        $     209,348        $    281,268
    Argosy...............................             --             105,146                   --             105,146
    Corporate............................         35,138              52,871               35,138              52,871

10.  INTANGIBLE ASSETS:

     In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized. As required by SFAS 142, an independent appraisal company evaluated the intangible assets for impairment as of July 1, 2001 and no impairment existed. The Company will evaluate the intangible assets for impairment annually (or more frequently, if needed) with any resulting impairment reflected as an operating expense.

     Amortization of intangible assets for the three and six months ended December 31, 2001 was approximately $530,000 and $839,000, respectively. Estimated amortization expense for intangible assets for the next five fiscal years ended June 30, is as follows:

   Fiscal Years        (in thousands)
-------------------  -------------------
 2002 (remainder)          $2,633
       2003                 4,761
       2004                 4,945
       2005                 4,417
       2006                 4,242

     Intangible assets consisted of the following (in thousands):

                                              As of June 30, 2001              As of December 31, 2001
                                         ----------------------------      -------------------------------
                                                                                                                    Weighted
                                            Gross                              Gross                                 Average
                                          Carrying       Accumulated         Carrying         Accumulated          Amortization
                                           Amount        Amortization         Amount          Amortization            Period
                                         ---------      -------------      -----------       -------------         ------------

Curriculum............................ $     2,446      $       (663)      $    6,429        $     (997)                  6
Accreditation.........................       1,646              (195)           3,486              (288)                 12
Bachelors program.....................       1,100               (52)           1,100               (89)                 15
Student contracts and applications....          --                --           12,146              (348)                  4
Software..............................          --                --              278               (16)                  3
Title IV..............................          --                --              750                (6)                 16
Tradename.............................          --                --              500                --                  --
Other.................................       2,768              (911)           2,768            (1,014)                 13
                                       -----------      -------------      ----------        -----------               ----
   Total.............................. $     7,960      $     (1,821)      $   27,457        $   (2,758)                  6
                                       ===========      =============      ==========        ===========               ====

     The changes in the carrying amount of goodwill, by reporting segment, for the six months ended December 31, 2001, are as follows (in thousands):

                                            Art
                                         Institutes              Argosy                Total
                                      ----------------     ----------------     -----------------
Balance as of June 30, 2001........         $36,918           $    --                 $ 36,918

 Goodwill related to acquisitions
  and earnout payments during the
  current fiscal year..............          21,168            60,380                   81,548
                                            -------           -------                 --------
Balance as of December 31, 2001....         $58,086           $60,380                 $118,466
                                            =======           =======                 ========

     The following table is the Company's disclosure of what reported net income, basic earnings per share, and diluted earnings per share would have been if the non-amortization provisions of SFAS 142 had been adopted in all periods presented (in thousands, except per share amounts):

                                               Three months ended                       Six months ended
                                                  December 31,                            December 31,
                                      -----------------------------------     -----------------------------------
                                            2000                2001                2000                2001
                                      ---------------     ---------------     ---------------     ---------------
Reported net income...................        $14,531             $19,284             $15,687             $21,267
    Goodwill amortization.............            277                  --                 557                  --
                                      ---------------     ---------------     ---------------     ---------------
Adjusted net income...................        $14,808             $19,284             $16,244             $21,267
                                      ===============     ===============     ===============     ===============

Basic earnings per share..............        $   .49             $   .61             $   .53             $   .68
    Goodwill amortization.............            .01                  --                 .02                  --
                                      ---------------     ---------------     ---------------     ---------------
Adjusted basic earnings per share.....        $   .50             $   .61             $   .55             $   .68
                                      ===============     ===============     ===============     ===============

Diluted earnings per share............        $   .47             $   .58             $   .51             $   .65
    Goodwill amortization.............            .01                  --                 .02                  --
                                      ---------------     ---------------     ---------------     ---------------
Adjusted diluted earnings per share...        $   .48             $   .58             $   .53             $   .65
                                      ===============     ===============     ===============     ===============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2001 and 2002 are to the periods ended December 31, 2000 and 2001, respectively.

Results of Operations

Three months ended December 31, 2001 compared to the three months ended December 31, 2000

  Net revenues increased by 25.6% to $129.5 million in 2002 from $103.1 million in the second quarter of 2001 due primarily to a 15.6% increase in student enrollment, accompanied by a tuition increase of approximately 7% over the prior year. Total student enrollment at the Company's schools increased from 27,999 in 2001 to 32,375 in 2002, including enrollment growth of approximately 7.5% at the schools that have been operated by the Company for 24 months or more. In addition, fiscal 2002 includes a full quarter of revenue for entities that the Company did not own in the comparable prior quarter: The Art Institute of Las Vegas (AiLV), IFAC, ITI and Argosy. These entities contributed approximately $6.6 million of revenue to the quarter ended December 31, 2001. IFAC and Argosy were included in fiscal 2002 from their respective acquisition dates of November 23, 2001 and December 21, 2001.

  Educational services expense increased by $16.3 million, or 28.0%, to $74.3 million in 2002 from $58.1 million in 2001, due primarily to the incremental costs incurred to support higher student enrollment. These costs include increased salaries, rent and operating expenses, as well as depreciation and amortization associated with recent capital expenditures. Educational services expense as a percent of revenue increased 110 basis points from 56.3% in fiscal 2001 to 57.4% in 2002. The increase reflects costs associated with recent acquisitions and start-up locations that have been operating for less than two years.

  General and administrative expense was $22.7 million in 2002, up 13.7% from $20.0 million in 2001. The increase over the comparable quarter in the prior year reflects increased employee compensation and advertising and recruiting costs, offset by a decrease in legal costs (litigation in Houston settled in the second quarter of the prior year). In addition, the four acquisitions made during the past 12 months have contributed to the rise in general and administrative costs. As a percent of net revenues, general and administrative expense decreased by 180 basis points to 17.5% as compared to the second quarter of fiscal 2001. Marketing and admissions costs and legal expense decreased as a percentage of net revenues as compared to those incurred in the three months ended December 31, 2000.

  Amortization of intangibles increased by $81,000 to $530,000 in 2002, as compared to the second quarter of fiscal 2001. This increase is associated with intangibles acquired in conjunction with the purchases of AiLV, IFAC, ITI, Argosy, and the amortization of ongoing curriculum development at The Art Institute Online. The effect of these increases for the quarter was partially offset by a decrease of approximately $256,000 in amortization of goodwill as a result of the Company's adoption of SFAS 142.

  Net interest expense was $548,000 in 2002, as compared to $823,000 in 2001. This reduction is attributable to a decrease in average borrowings for the quarter ended December 31, 2001, as well as an approximate three percentage point drop in the Company's weighted average borrowing rate. The proceeds received in the Offering were used to pay down debt of approximately $39.5 million.

  The Company's effective tax rate declined to 38.6% in 2002 from 39.0% in 2001, primarily due to the reduced impact of nondeductible expenses as a percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

  Net income increased by $4.8 million to $19.3 million in 2002 from $14.5 million in 2001. The increase is attributable to improved results from operations at the Company's schools, lower interest costs, and a lower effective tax rate, partially offset by an increase in amortization of intangibles.

Six months ended December 31, 2001 compared to the six months ended December 31, 2000

  Net revenues increased by 26.0% to $221.4 million for the first six months of fiscal 2002 from $175.7 million for the comparable period in fiscal 2001. Average enrollment at the Company's schools increased 16.6% from 24,495 in 2001 to 28,555 in 2002. The enrollment growth and higher tuition rates resulted in greater net revenues for 2002. The results of operations for IFAC, ITI, and Argosy are included in EDMC's results from the respective acquisition dates of September 4, 2001, November 23, 2001, and December 21, 2001. In addition, fiscal 2002 includes a full six months of revenue The Art Institute of California
(AiCA), and AiLV, which the Company did not own for the entire comparable prior period last year. Combined, these new entities contributed approximately
$11.2 million of revenue to the six months ended December 31, 2001.

  Educational services expense increased by $30.4 million, or 27.4%, to $141.5 million in 2002 from $111.1 million in 2001, due primarily to the incremental costs incurred to support higher student enrollment. These costs include increased salaries, rent, and operating expenses as well as increased depreciation and amortization associated with recent capital expenditures. Educational services expense as a percent of revenue increased approximately 70 basis points from 63.2% in fiscal 2001 to 63.9% in 2002. The increase in this expense reflects costs associated with recent acquisitions and start-up locations that have been operating for less than two years.

  General and administrative expense was $43.4 million in 2002, up 18.5% from $36.6 million in 2001. The increase over the comparable period in the prior year reflects increased advertising and recruiting costs as well as increased employee compensation, offset by decreases in legal costs (litigation in Houston settled in the second quarter of the prior year). In addition, the five acquisitions made during the past 18 months have contributed to the rise in general and administrative costs. As a percent of net revenues, general and administrative expense decreased by 130 basis points to 19.6% as compared to the comparable six months of fiscal 2001. Marketing and admissions costs, centralized support expense, and legal costs decreased as a percentage of net revenues as compared to those incurred in the six months ended December 31, 2000.

  Amortization of intangibles decreased by approximately $22,000 to $839,000 in 2002. This change reflects the impact of the Company's adoption of SFAS 142, (a reduction of approximately $465,000). This reduction was offset by the incremental amortization associated with intangibles acquired in conjunction with recent acquisitions, along with amortization of ongoing curriculum development at The Art Institute Online.

  Net interest expense was $1.0 million in 2002, as compared to $1.4 million in 2001. This decrease is attributable to a decrease in average borrowings for the six months ended December 31, 2001, as well as an approximate three percentage point decrease in the Company's weighted average borrowing rate for the six-month period.

  The Company's effective tax rate declined 0.4% to 38.6% in 2002 from 39.0% in 2001, primarily due to the reduced impact of nondeductible expenses as a percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

  Net income increased by $5.6 million to $21.3 million in 2002 from $15.7 million in 2001. The increase is attributable to improved results from operations at the Company's schools, lower interest costs, and a reduction in the effective tax rate.

Seasonality and Other Factors Affecting Quarterly Results

  The Company's quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin postsecondary education. Some students choose not to attend classes during summer months, although the Company's schools encourage year-round attendance. As a result, total student enrollments at the Company's schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company's costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, the Company's profitability has been lowest in its fiscal first quarter due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter. The Company anticipates that with the acquisition of Argosy, whose student population demographics differ from that of The Art Institutes, the seasonal pattern in revenues and earnings will continue in the future. Argosy currently does not have classes in September and its summer enrollment is typically lower than other periods.

Liquidity and Capital Resources

  The Company generated positive cash flow from operating activities of $66.8 million for the six months ended December 31, 2001, an increase of $19.6 million over the comparable period for fiscal 2001, due to increases in net income, non-cash charges, and advanced payments from students.

  The Company had working capital deficits of $19.4 million and $35.4 million as of December 31, 2001 and 2000, respectively, as compared to $11.5 million of working capital as of June 30, 2001. The decrease in working capital from June 30, 2001 reflects the net effects of the cash infusion from the Offering, offset by cash used for acquisitions, retirement of debt, and capital expenditures. Net receivables increased $10.8 million from June 30, 2001 and $7.0 million from December 31, 2000, primarily as a result of higher student enrollment and the corresponding revenue increase and acquisitions that occurred during the six months ended December 31, 2001.

  The Offering generated $127.6 million net proceeds to the Company received at the beginning of December 2001. Approximately $39.5 million of the cash was used to repay borrowings under the Amended and Restated Credit Agreement. At the closing of Argosy on December 21, 2001, the remaining portion of the proceeds was used to complete the purchase of Argosy and retire a portion of their outstanding debt.

  The Company and its lenders amended and restated their Credit Agreement, effective September 20, 2001, to increase allowable borrowings from $100 million to $150 million on a revolving basis. The Amended and Restated Credit Agreement, which will expire September 20, 2004, is secured by certain assets of the Company. The Amended and Restated Credit Agreement contains the customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of December 31, 2001, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

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

  The Company believes that its borrowing needs will be greatly reduced as a result of the proceeds received in the Offering. Cash flow from operations, supplemented from time to time by borrowings under the Amended and Restated Credit Agreement, is expected to provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Amended and Restated Credit Agreement.

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

  The National Center for Paralegal Training (NCPT), which is located in The Art Institute of Atlanta facility, will no longer accept new students but will continue to conduct classes to permit its present 183 students to complete their education programs. The Company does not expect that the closure of NCPT will have a material effect on revenue or operating income.

Impact of New Accounting Standards

   In August 2001, SFAS 144 was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, APB 30, and APB 51. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement but does not anticipate that the adoption of SFAS 144 will have a material impact on the Company's financial position and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


   The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company is subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. The Company does not believe it is subject to material risks from reasonably possible near-term changes in exchange rates.

                                    PART II


ITEM 1 - LEGAL PROCEEDINGS

         Not Applicable


ITEM 2 - CHANGES IN SECURITIES

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 8, 2001, the annual meeting of the shareholders of the Company was held for the election of directors, the retention of the Company's independent auditors, and to amend the 1996 Stock Incentive Plan to increase the number of shares authorized to be issued thereunder from 5,000,000 to 6,000,000.

      (i) Election of directors (Class II):                           Shares
                James J. Burke, Jr.:
                    For                                            25,973,800
                    Withheld                                          822,939

                Robert P. Gioella:
                    For                                            25,942,720
                    Withheld                                          854,019

                Miryam L. Knutson:
                    For                                            25,592,121
                    Withheld                                        1,204,618

      (ii) Approval of the retention of Arthur Andersen LLP as the Company's independent auditors:

                    For                                            26,689,590
                    Against                                            55,578
                    Abstain                                            51,571

      (iii) Amendment of the 1996 Stock Incentive Plan:

                    For                                            23,641,281
                    Against                                         3,055,231
                    Abstain                                            92,227

ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      (15) Report of Independent Public Accountants

(b)   Reports on Form 8-K:

      A report on Form 8-K dated October 11, 2001 related to the Company's purchase of 4.9 million shares of Class A Common Stock of Argosy Education Group, Inc. The shares were held in escrow until certain conditions of the purchase agreement were satisfied (primarily regulatory approvals). The items listed were Item 2, Acquisition of Assets and Item 7, Exhibits.

      A report on Form 8-K/A dated October 30, 2001 amending Item 7 of the Form 8-K filed on October 11, 2001 to include the historical financial statements of Argosy and the pro forma financial
      information, as required by    Item 7.

      A report on Form 8-K dated November 28, 2001 reporting Argosy's audited financial statements for the fiscal year ended August 31, 2001 pursuant to
      Item 7.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     EDUCATION MANAGEMENT CORPORATION
                     (Registrant)

Date:  February 14, 2002



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