Form 10-Q
period 2002-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2002-05-14
CIK 880059

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

For the period ended: March 31, 2002           Commission File Number: 000-21363

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

The number of shares of the registrant's Common Stock outstanding as of March 31, 2002 was 34,994,012.

================================================================================

                                     INDEX


PART I  - FINANCIAL INFORMATION                                        PAGE

          ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS (UNAUDITED).......................        3-9
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION      10-13
          ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                   MARKET RISK..................................         13


PART II - OTHER INFORMATION

          ITEM 1 - LEGAL PROCEEDINGS............................         14
          ITEM 2 - CHANGES IN SECURITIES........................         14
          ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..............         14
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS.............................         14
          ITEM 5 - OTHER INFORMATION............................         14
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............         14

SIGNATURES......................................................         15

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        EDUCATION MANAGEMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                               March 31,          June 30,          March 31,
                                                                            --------------     -------------     --------------
                                                                                 2001              2001               2002
Assets                                                                        (unaudited)                          (unaudited)

Current assets:
  Cash and cash equivalents, including restricted balances..................      $  9,216          $ 47,290           $ 60,116
  Receivables...............................................................        24,879            18,945             36,244
  Inventories...............................................................         3,380             3,528              3,872
  Deferred and prepaid income taxes.........................................         2,845             7,350              6,785
  Other current assets......................................................         5,199             4,703             12,412
                                                                             -------------     -------------     --------------
       Total current assets.................................................        45,519            81,816            119,429
                                                                             -------------     -------------     --------------

Property and equipment, net.................................................       147,196           149,482            182,926
Deferred income taxes and other long-term assets............................         9,209             9,590              5,207
Intangible assets, net of amortization......................................        40,859            43,058            151,266
                                                                             -------------     -------------     --------------

       Total assets.........................................................      $242,783          $283,946           $458,828
                                                                             =============     =============     ==============

Liabilities and shareholders' investment

Current liabilities:
  Current portion of long-term debt.........................................      $     33          $     26           $    155
  Accounts payable..........................................................         5,224            10,795              7,340
  Accrued liabilities.......................................................        14,936            14,692             20,614
  Advance payments..........................................................        65,203            44,790             88,117
                                                                             -------------     -------------     --------------
       Total current liabilities............................................        85,396            70,303            116,226
                                                                             -------------     -------------     --------------

Long-term debt, less current portion........................................        12,246            53,634              3,541
Deferred income taxes.......................................................             -                 -              4,657
Other long-term liabilities.................................................            34                60              1,572

Shareholders' investment:
  Common stock..............................................................           305               305                351
  Additional paid-in capital................................................        99,162           108,463            242,982
  Treasury stock, at cost...................................................        (5,344)           (3,596)            (1,495)
  Retained earnings.........................................................        50,984            54,777             90,977
  Accumulated other comprehensive income....................................             -                 -                 17
                                                                             -------------     -------------     --------------

       Total shareholders' investment.......................................       145,107           159,949            332,832
                                                                             -------------     -------------     --------------

       Total liabilities and shareholders' investment.......................      $242,783          $283,946           $458,828
                                                                             =============     =============     ==============



  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                (Dollars in thousands, except per share amounts)



                                                                 For the three months                For the nine months
                                                                    ended March 31,                     ended March 31,
                                                                 2001              2002              2001              2002
                                                            --------------    --------------    --------------    --------------
Net revenues................................................      $100,366          $145,710          $276,039          $367,074

Costs and expenses:
  Educational services......................................        64,131            91,251           175,200           232,709
  General and administrative................................        19,662            29,703            56,299            73,106
  Amortization of intangibles...............................           564             1,378             1,381             2,217
                                                             -------------    --------------    --------------    --------------
                                                                    84,357           122,332           232,880           308,032
                                                             -------------    --------------    --------------    --------------

Income before interest and taxes............................        16,009            23,378            43,159            59,042
  Interest expense, net.....................................           439               278             1,877             1,305
                                                             -------------    --------------    --------------    --------------

Income before income taxes..................................        15,570            23,100            41,282            57,737
  Provision for income taxes................................         6,072             8,167            16,097            21,537
                                                             -------------    --------------    --------------    --------------

Net income..................................................      $  9,498          $ 14,933          $ 25,185          $ 36,200
                                                             =============    ==============    ==============    ==============

Earnings per share:
    Basic...................................................          $.32              $.43              $.85             $1.12
                                                             =============    ==============    ==============    ==============

    Diluted.................................................          $.30              $.41              $.82             $1.07
                                                             =============    ==============    ==============    ==============

 Weighted average number of shares outstanding (000's):
    Basic...................................................        30,124            34,862            29,605            32,352

    Diluted.................................................        31,535            36,361            30,830            33,796




  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                                        For the nine months ended
                                                                                                March 31,
                                                                                         2001               2002
                                                                                    --------------     --------------
Cash flows from operating activities:
  Net income........................................................................      $ 25,185          $  36,200

  Adjustments to reconcile net income to net cash flows
     from operating activities:
       Depreciation and amortization................................................        19,083             24,361
       Changes in current assets and liabilities:
          Receivables...............................................................        (1,324)           (10,669)
          Inventories...............................................................          (235)              (146)
          Other current assets......................................................          (771)            (2,284)
          Accounts payable..........................................................        (1,569)            (2,589)
          Accrued liabilities.......................................................           631              6,304
          Advance payments..........................................................        27,731             34,396
                                                                                     -------------     --------------

            Total adjustments.......................................................        43,546             49,373
                                                                                     -------------     --------------

            Net cash flows from operating activities................................        68,731             85,573
                                                                                     -------------     --------------

Cash flows from investing activities:
  Acquisition of subsidiaries, net of cash acquired.................................        (9,677)          (105,696)
  Expenditures for property and equipment...........................................       (42,004)           (37,059)
  Other items, net..................................................................        (3,339)            (2,278)
                                                                                     -------------     --------------

            Net cash flows from investing activities................................       (55,020)          (145,033)
                                                                                     -------------     --------------

Cash flows from financing activities:
  Revolving credit facility activity, net...........................................       (52,000)           (53,525)
  Principal payments on debt........................................................           (62)            (8,636)
  Proceeds from issuance of Common Stock............................................         8,029            134,430
                                                                                     -------------     --------------
            Net cash flows from financing activities................................       (44,033)            72,269
                                                                                     -------------     --------------

Effective exchange rate changes on cash.............................................             -                 17
                                                                                     -------------     --------------

Net change in cash and cash equivalents.............................................       (30,322)            12,826

Cash and cash equivalents, beginning of period......................................        39,538             47,290
                                                                                     -------------     --------------

Cash and cash equivalents, end of period............................................      $  9,216          $  60,116
                                                                                     =============     ==============

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest..........................................................................      $  2,046          $   1,022
  Income taxes......................................................................        10,008             15,571
Noncash investing and financing activities:
  Options exchanged in connection with acquisition of subsidiary....................             -              2,279



  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        EDUCATION MANAGEMENT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Fiscal 2001 Annual Report on Form 10-K of Education Management Corporation ("EDMC" or the "Company"). The accompanying condensed consolidated balance sheet as of June 30, 2001 has been derived from the audited balance sheet included in the Company's Fiscal 2001 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are normal, recurring adjustments. The results for the three- and nine-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2001 and 2002 refer to the periods ended March 31, 2001 and 2002, respectively.

     Certain prior period balances have been reclassified to conform to the current period presentation.

2.  NATURE OF OPERATIONS:

     The Company is among the largest providers of private proprietary postsecondary education in North America, based on student enrollment and revenue, through its primary operating units, The Art Institutes and Argosy. The Art Institutes offer master's, bachelor's, associate's degree and non-degree programs in the areas of design, media arts, fashion, and culinary arts. Argosy Education Group, Inc. ("Argosy") provides doctoral, master's, bachelor's, and associate's degree programs in behavioral sciences, education, business, and health sciences fields, and offers legal studies, graduate technology programs, test preparation courses and programs for employed educators. The Company has provided career-oriented education for 40 years.

3.  PUBLIC OFFERING OF COMMON STOCK:

     On December 4, 2001, a public offering of the Company's Common Stock (the "Offering") closed at $32.50 per share. A total of 5,175,000 shares were sold, including 4,164,681 newly-issued shares sold by the Company and 1,010,319 shares sold by members of the Company's senior management and board of directors.

     In the Offering, the Company received total net proceeds, after deduction of expenses and underwriting discounts payable by the Company, of approximately $127.6 million. On the date the Offering closed, $39.5 million of the proceeds were used to repay the outstanding indebtedness under the Company's Amended and Restated Credit Agreement (the "Credit Agreement"). The remaining proceeds were used to fund the acquisition of Argosy (see Note 5) and for general corporate purposes.


4.  CAPITAL STOCK:

     Reflected below is a summary of the Company's capital stock:

                                 Par Value       Authorized          March 31, 2001         June 30, 2001         March 31, 2002
Issued:
 Preferred Stock                    $.01         10,000,000                       -                    -                       -
 Common Stock                       $.01         60,000,000              30,479,880           30,479,880              35,084,194
Held in treasury:
 Common Stock                        N/A                N/A                 322,424              216,945                  90,182

     For the nine-month period ended March 31, 2002, 126,763 shares held in treasury were sold in connection with the exercise of stock options and shares purchased under an employee stock purchase plan.

5.  BUSINESS ACQUISITIONS:

     On December 21, 2001, the Company completed its acquisition of Argosy, a leading private provider of postgraduate professional education, headquartered in Chicago, Illinois. In September 2001, the Company closed in escrow its purchase of 4.9 million shares of Argosy from its controlling shareholder. The aggregate cash purchase price for these shares was $58.8 million. The Company acquired the approximately 1.6 million remaining Argosy shares outstanding for $12.00 per share at the closing of the merger with Argosy in December. The acquisition of Argosy broadens EDMC's presence in the higher education market by expanding education program offerings and adding school locations.

     On July 25, 2001, the Company signed an agreement to purchase the assets of International Fine Arts College ("IFAC"), located in Miami, Florida. This transaction closed in September 2001, subject to final approval from the United States Department of Education, which was received in January 2002.

     On September 17, 2001, the Company signed an agreement to purchase certain assets of ITI Information Technology Institute, Inc. ("ITI"), based in Halifax, Nova Scotia, Canada from ITI's court-appointed receiver. ITI was placed into receivership as of August 16, 2001. This transaction closed on November 23, 2001.

     These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), which the Company adopted in the first quarter of fiscal 2002. The aggregate purchase price of Argosy was approximately $85.2 million. Combined with the other two entities acquired during the nine-month period, the aggregate purchase price of the acquisitions was approximately $116.6 million, which resulted in goodwill of $61.3 million and other intangibles of approximately $13.8 million. The Company is in the process of finalizing third-party valuations of certain tangible and intangible assets for these acquisitions; therefore, the allocation of the purchase price is subject to refinement.

     The Company has consolidated the results of operations for each of the acquired entities as of the respective closing date. The following table reports pro forma information as if the acquisition of Argosy had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

                                                     Three months ended March 31,           Nine months ended March 31,
                                                  ---------------------------------     ---------------------------------
                                                       2001               2002               2001               2002
                                                  --------------     --------------     --------------     --------------
Revenue                           As reported     $      100,366     $      145,710     $      276,039     $      367,074
                                  Pro forma              115,019            145,710            310,980            397,532

Net income                        As reported     $        9,498     $       14,933     $       25,185     $       36,200
                                  Pro forma               10,420             14,933             25,314             34,315

Diluted earnings per share        As reported     $          .30     $          .41     $          .82     $         1.07
                                  Pro forma                  .33                .41                .82               1.02

     The fiscal 2002 results above include combined net revenue from IFAC and ITI of approximately $6.8 million and $13.0 million for the three- and nine-month periods ended March 31, 2002, respectively. Net income from these entities was approximately $495,000 and $1.3 million for the respective fiscal 2002 periods. Therefore, the results of these entities had a one- and four-cent impact on diluted earnings per share for the three- and nine-month periods, respectively.

     Two of Argosy's businesses, Western State University College of Law and The Connecting Link, were acquired on March 1, 2001, and are included in the fiscal 2001 data above from their acquisition date.


6.  EARNINGS PER SHARE:

     Reconciliation of diluted shares (in thousands):

                                                  Three months ended                     Nine months ended
                                                      March 31,                              March 31,
                                         ----------------------------------     ----------------------------------
                                               2001               2002                2001               2002
                                         ---------------     --------------     ---------------     --------------
Basic shares.............................         30,124             34,862              29,605             32,352
Dilution for stock options...............          1,411              1,499               1,225              1,444
                                          --------------     --------------     ---------------     --------------
Diluted shares...........................         31,535             36,361              30,830             33,796
                                          ==============     ==============     ===============     ==============

     For the quarter ended March 31, 2002, options to purchase 97,096 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

7.  COMPREHENSIVE INCOME:

     Comprehensive income consisted of the following (in thousands):

                                                  Three months ended                     Nine months ended
                                                      March 31,                              March 31,
                                         ----------------------------------     ----------------------------------
                                               2001               2002                2001               2002
                                         ---------------     --------------     ---------------     --------------
Net income.............................  $         9,498     $       14,933     $        25,185     $       36,200
Other comprehensive:
    Foreign currency translation.......               -                  43                   -                  17
                                         ---------------     --------------     ---------------     --------------
Comprehensive Income...................  $         9,498     $       14,976      $        25,185     $       36,217
                                         ===============     ==============     ===============     ==============

     Accumulated other comprehensive income (loss) represents only the foreign currency translation adjustment of approximately $17,000 as of March 31, 2002.

8.  NEW ACCOUNTING STANDARDS:

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and APB No. 51, "Consolidated Financial Statements" ("APB 51"). This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement but does not anticipate that the adoption of SFAS 144 will have a material impact on the consolidated Company's financial position and results of operations.

9.  SEGMENT REPORTING:

     The Company's principal business is providing post-secondary education. The services of EDMC's operations are discussed in more detail under Note 2, "Nature of Operations." In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), EDMC manages its business according to two segments: The Art Institutes and Argosy (including ITI). Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements. These segments are based upon the method by which management makes operating decisions and assesses performance.

     Summary information by reportable segment is as follows (in thousands):

                                                  Three months ended                     Nine months ended
                                                      March 31,                              March 31,
                                         ----------------------------------     ----------------------------------
                                               2001               2002                2001               2002
                                         ---------------     --------------     ---------------     --------------
Net revenue
    Art Institutes.....................  $       100,366     $      124,284     $       276,039     $      344,193
    Argosy.............................                -             21,426                   -             22,881

Income before interest and taxes
    Art Institutes.....................  $        16,009     $       20,548     $        43,159     $       56,152
    Argosy.............................                -              2,830                   -              2,890

                                                      As of March 31,
                                                 --------------------------
                                                  2001               2002
                                                 -------            -------
Total assets
Art Institutes...........................       $226,367           $261,247
Argosy...................................             --            118,481
                                                --------           --------
  Total..................................        226,367            379,728
Corporate................................         16,416             79,100
                                                --------           --------
Consolidated.............................       $242,783           $458,828
                                                ========           ========
10. INTANGIBLE ASSETS:

     In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), under which goodwill is no longer amortized. As required by SFAS 142, an independent appraisal company evaluated the intangible assets for impairment as of July 1, 2001 and no impairment existed. In addition, each year the Company will evaluate the intangible assets for impairment annually (or more frequently, if needed), with any resulting impairment reflected as an operating expense.

     Amortization of intangible assets for the three and nine months ended March 31, 2002 was approximately $1.4 million and $2.2 million, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

               Fiscal years        (in thousands)
           -------------------  -------------------
             2002 (remainder)         $  974
                   2003                3,983
                   2004                4,176
                   2005                3,663
                   2006                3,065

     Intangible assets consisted of the following (in thousands):

                                            As of June 30, 2001                    As of March 31, 2002
                                   ------------------------------------   ------------------------------------       Weighted
                                        Gross                                  Gross                                  Average
                                      Carrying          Accumulated          Carrying          Accumulated          Amortization
                                       Amount           Amortization          Amount           Amortization        Period (years)
                                   ---------------  -------------------   --------------   -------------------   ------------------

Curriculum........................         $2,446              $  (663)          $ 6,905              $(1,323)                   7
Accreditation.....................          1,646                 (195)            3,486                 (363)                  12
Bachelors' program................          1,100                  (52)            1,100                 (107)                  15
Student contracts and
  applications....................              -                    -             6,924                 (819)                   3
Software..........................              -                    -               246                  (32)                   3
Title IV..........................              -                    -               750                  (19)                  16
Tradename.........................              -                    -               500                    -                    -
Other.............................          2,768                 (911)            2,715               (1,035)                  13
                                     ------------  -------------------   ---------------  -------------------   ------------------
   Total..........................         $7,960              $(1,821)          $22,626              $(3,698)                   6
                                     ============  ===================   ===============  ===================   ==================

     The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended March 31, 2002, are as follows (in thousands):

                                           Art
                                        Institutes             Argosy             Total
                                       ---------------     --------------     -------------
Balance as of June 30, 2001........         $36,919              $    --          $ 36,919

 Goodwill related to acquisitions
  and earnout payments during the
  current fiscal year..............          22,015               73,694            95,709
 Goodwill written off
  related to closure of NCPT.......            (290)                  --              (290)
                                       -------------       --------------     -------------
Balance as of March 31, 2002.......         $58,644              $73,694          $132,338
                                       =============       ==============     =============

     The following table is the Company's disclosure of what reported net income, basic earnings per share, and diluted earnings per share would have been if the non-amortization provisions of SFAS 142 had been adopted in all periods presented (in thousands except per share amounts):

                                              Three months ended                     Nine months ended
                                                   March 31,                             March 31,
                                      ---------------------------------     ----------------------------------
                                           2001               2002                2001               2002
                                      --------------     --------------     ---------------     --------------
Reported net income...................        $9,498            $14,933             $25,185            $36,200
    Goodwill amortization.............           242                  -                 657                  -
Adjusted net income...................        $9,740            $14,933             $25,842            $36,200
                                        ============     ==============     ===============     ==============

Basic earnings per share..............        $  .32            $   .43             $   .85            $  1.12
    Goodwill amortization.............             -                  -                 .02                  -
Adjusted basic earnings per share.....        $  .32            $   .43             $   .87            $  1.12
                                        ============     ==============     ===============     ==============

Diluted earnings per share............        $  .30            $   .41             $   .82            $  1.07
    Goodwill amortization.............           .01                  -                 .02                  -
Adjusted diluted earnings per share...        $  .31            $   .41             $   .84            $  1.07
                                        ============     ==============     ===============     ==============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "anticipates," "continues," "contemplates," "expects," "may," "will," "could," "should" or "would" or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2001 and 2002 are to the periods ended March 31, 2001 and 2002, respectively.

Results of Operations

Three months ended March 31, 2002 compared to the three months ended
March 31,2001

  Net revenues increased by 45.2% to $145.7 million in 2002 from $100.4 million in the third quarter of 2001 primarily due to an increase in student enrollment to 37,658 from 26,997 in the prior year accompanied by tuition increases.

  Art Institute net revenues increased by 23.8% to $124.3 million in 2002 from $100.4 million in the third quarter of 2001. Total student enrollment at the Art Institutes increased 15.8% over the prior year to 31,272 from 26,997, accompanied by a tuition increase of approximately 7% over the prior year. Enrollment at locations operated by the Company for 24 months or more increased 7.3% to 27,962 compared to 26,050 in the prior year. In addition to growth at mature locations, fiscal 2002 includes a full quarter of revenue for The Art Institute of Las Vegas ("AiLV") and International Fine Arts College ("IFAC") that the Company did not own in the comparable prior quarter of approximately $5.9 million.

  Argosy's net revenues were approximately $21.4 million for the three-month period ended March 31, 2002. Argosy's enrollment for this period was 6,386. The Company did not own Argosy in the comparable prior quarter.

  Educational services expense increased by $27.1 million, or 42.3%, to $91.3 million in 2002 from $64.1 million in 2001, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and related operating costs, and depreciation and amortization. Educational services expense as a percent of revenue decreased 130 basis points from 63.9% in fiscal 2001 to 62.6% in 2002. The decrease reflects improvements in several cost categories as a percent of revenue, including consulting, partially offset by increases in depreciation and amortization and supplies. Additionally, Argosy's educational services expenses as a percent of revenue are typically lower than the Art Institutes.

  General and administrative expense was $29.7 million in 2002, up 51.1% from $19.7 million in 2001. The increase over the comparable quarter in the prior year primarily reflects increases in costs related to newly acquired entities. The four acquisitions made during the past 12 months have contributed approximately $7.4 million to the rise in general and administrative costs. As a percent of net revenues, general and administrative expense increased 80 basis points to 20.4% as compared to the third quarter of fiscal 2001. The fluctuation in this margin reflects timing of marketing and advertising spending combined with less leverage on central support costs at Argosy.

  Amortization of intangibles increased by $814,000 to $1.4 million in 2002, as compared to the third quarter of fiscal 2001. This increase results from amortization of intangibles associated with the acquisitions of AiLV, IFAC, ITI, Argosy, and the amortization of ongoing curriculum development at The Art Institute Online. Additionally, approximately $290,000 of goodwill was written off in connection with the planned closure of The National Center for Paralegal Training ("NCPT"). The effect of these increases for the quarter was partially offset by a decrease of approximately $266,000 in amortization of goodwill as a result of the Company's adoption of SFAS 142.

  Art Institute EBIT increased $4.5 million to $20.5 million for the three months ended March 31, 2002 as compared to $16.0 million in the prior year. The EBIT margin increased to 16.5% for the quarter as compared to 16.0% for the prior year. Increases in revenue and margin improvements in general and administrative costs at the Art Institutes offset increases in educational services expenses as a percent of revenue as well as costs associated with the closure of NCPT.

  Argosy's EBIT was $2.8 million or 13.2% of their net revenues for the three months ended March 31, 2002. The Company did not own Argosy for the comparable quarter in the prior year.

  Net interest expense was $278,000 in 2002, as compared to $439,000 in 2001. The Company's outstanding borrowings were reduced significantly at the end of the second quarter due to the cash received in the stock offering.

  The Company's effective tax rate was 35.4% for the third quarter of fiscal 2002, as compared to 39.0% in the prior year. The income tax provision for this quarter was reduced by approximately $750,000 resulting from a one-time tax credit for the rehabilitation of the building occupied by The Art Institute of Pittsburgh. Without this non-recurring credit, the effective rate would have been 38.6% for the third quarter. The improvement in the rate as compared to the prior year is primarily due to the reduced impact of non-deductible expenses as a percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are non-deductible for tax purposes.

  Net income increased by $5.4 million to $14.9 million in 2002 from $9.5 million in 2001. The increase is attributable to improved results from operations at the Company's schools, the impact of the Argosy acquisition, lower interest costs, and a lower tax provision, offset by an increase in amortization of intangibles.

Nine months ended March 31, 2002 compared to the nine months ended
March 31, 2001

  Net revenues increased by 33.0% to $367.1 million for the first nine months of fiscal 2002 from $276.0 million for the comparable period in fiscal 2001. This $91.0 million increase is driven primarily through increases in average enrollment and tuition rates. The results of operations for IFAC, ITI, and Argosy are included in EDMC's results from the respective acquisition dates of September 4, 2001, November 23, 2001, and December 21, 2001.

  Art Institute net revenues increased by 24.7% to $344.2 million in 2002 from $276.0 million in 2001. Average student enrollment for the year-to-date period increased 16.7% to 29,334 from 25,141 in the prior year, and tuition rates increased approximately 7%. Approximately $17.5 million of The Art Institutes' nine-month revenue increase is attributable to the following newly acquired entities that did not have a full nine months of revenue in the prior year:
AiLV, IFAC, and The Art Institute of California - San Diego ("AiCASD").

  Argosy's net revenues were $22.9 million for the nine-month period ended March 31, 2002. The Company did not own Argosy for the comparable prior period.

  Educational services expense increased by $57.5 million, or 32.8%, to $232.7 million in 2002 from $175.2 million in 2001, due primarily to the incremental costs incurred to support higher student enrollment. These costs include increased employee compensation, rent, and depreciation and amortization. Educational services expense as a percent of revenue decreased approximately 10 basis points from 63.5% in fiscal 2001 to 63.4% in 2002. The decrease in this margin reflects Argosy's lower cost of education offset by slightly higher expenses as a percent of revenue for the Art Institutes in several expense categories, including depreciation and amortization.

  General and administrative expense increased by $16.8 million to $73.1 million in 2002, up 29.8% from $56.3 million in 2001. The increase over the comparable period in the prior year primarily reflects costs associated with newly acquired entities. The four acquisitions made during the past 12 months have contributed $7.8 million to the rise in general and administrative costs. As a percent of net revenues, general and administrative expense decreased 50 basis points to 19.9% as compared to the comparable nine months of fiscal 2001 due to reductions in legal costs, and marketing and advertising as a percent of revenue.

  Amortization of intangibles increased by approximately $836,000 to $2.2 million in 2002. The increase is due to the incremental amortization of intangibles associated with recent acquisitions, along with amortization of ongoing curriculum development at The Art Institute Online and the goodwill write-off associated with the planned closure of NCPT. Combined, these factors increased amortization by approximately $1.5 million. This increase is partially offset by the Company's adoption of SFAS 142, (a reduction of approximately $730,000).

  Art Institute EBIT for the nine months ended March 31, 2002 was $56.2 million as compared to $43.2 million in the comparable period. Revenue growth and leverage on general and administrative costs produced an EBIT margin of 16.3%, an improvement of 70 basis points over 15.6% in the prior year.

  Argosy's EBIT for the nine-month period ended March 31, 2002 was $2.9 million, which represents 12.6% of net revenue. The Company did not own Argosy for the comparable prior period.

  Net interest expense was $1.3 million in 2002, as compared to $1.9 million in 2001. The decrease of approximately $572,000 is attributable to a decrease in average borrowings for the nine months ended March 31, 2002, as well as an approximate 3% decrease in the Company's weighted average borrowing rate for the nine-month period.

  The Company's effective tax rate was 37.3% for the nine-month period ended March 31, 2002 as compared to 39.0% in 2001. The income tax provision for the year-to-date period was reduced by approximately $750,000 resulting from a one-time tax credit for the rehabilitation of the building occupied by The Art Institute of Pittsburgh. Without this non-recurring credit, the effective tax rate would have been 38.6% for the nine-month period. The reduction over the prior year is primarily due to the reduced impact of non-deductible expenses as a percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are non-deductible for tax purposes.

  Net income increased by $11.0 million to $36.2 million in 2002 from $25.2 million in 2001. The increase is attributable to improved results from operations at the Company's schools, the impact of the Argosy acquisition, lower interest costs, and a reduction in the tax provision.

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

Liquidity and Capital Resources

  As of March 31, 2002, the Company's cash balance was $60.1 million, an increase of $12.8 million from $47.3 million at June 30, 2001. The cash balance of $73.9 million presented in the Company's May 1, 2002 earnings release did not reflect a March income tax payment of approximately $13.8 million. Accordingly, both cash and current liabilities have been reduced in the accompanying condensed consolidated balance sheet to reflect this payment.

  The Company generated positive cash flow from operating activities of $76.7 million for the nine months ended March 31, 2002, an increase of $8.0 million over the comparable period for fiscal 2001, due to increases in net income, non-cash charges, and increases in advanced payments from students.

  The Company had working capital of $3.2 million and a deficit of $39.9 million as of March 31, 2002 and 2001, respectively, as compared to $11.5 million of working capital as of June 30, 2001. The increase in working capital over the prior year reflects the cash infusion from the Offering. The decrease in working capital from June 30, 2001 reflects the net effects of the Offering and advanced payments, offset by funds used for acquisitions, retirement of debt, and capital expenditures. Net receivables increased $17.3 million from June 30, 2001 and $11.4 million from March 31, 2001, primarily as a result of the acquisitions that occurred during the nine months ended March 31, 2002 in addition to overall higher student enrollment and the corresponding revenue increases.

  The Offering generated a net $127.6 million that the Company received at the beginning of December 2001. Approximately $39.5 million of the cash was used to repay borrowings under the Credit Agreement. At the closing of the Argosy transaction on December 21, 2001, the remaining portion of the proceeds was used to complete the purchase of Argosy and retire a portion of its outstanding debt.

  The Company and its lenders amended and restated their Credit Agreement, effective September 20, 2001, to increase allowable borrowings from $100 million to $200 million. The Credit Agreement, which will expire September 20, 2004, is secured by certain assets of the Company and provides the Company the ability to borrow up to $150 million on a revolving basis. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of March 31, 2002, the Company had no borrowings under this facility and was in compliance with all covenants under the Credit Agreement.

  Borrowings under the Credit Agreement are used by the Company primarily to finance acquisitions and fund working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter. Additionally, Title IV proceeds for continung students can be received up to ten days prior to the start of an academic quarter. For many of the Company's schools the academic and finacial quarters coincide.

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

Impact of New Accounting Standards

   In August 2001, SFAS 144 was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, APB 30, and APB 51. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement but does not anticipate that the adoption of SFAS 144 will have a material impact on the consolidated Company's financial position and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company is subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. The Company does not believe it is subject to material risks from reasonably possible near-term change in exchange rates.

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

         Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              (15) Report of Independent Public Accountants

              (99) Statement regarding Western State University College of Law

         (b)  Reports on Form 8-K:

              A report on Form 8-K dated January 3, 2002 reporting the closing of the previously announced acquisition of Argosy Education Group, Inc. ("Argosy"). The items listed were Item 2, Acquisition of Assets and Item 7, Exhibits.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            EDUCATION MANAGEMENT CORPORATION
                            (Registrant)

Date:  May 14, 2002



                            /s/ Robert B.  Knutson
                            --------------------------------------------
                            Robert B.  Knutson
                            Chairman and Chief Executive Officer



                            /s/ Robert T.  McDowell
                            --------------------------------------------
                            Robert T.  McDowell
                            Executive Vice President and Chief Financial Officer