Form 10-K
period 2002-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2002-09-27
CIK 880059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2002                                                  Commission File Number: 000-21363

EDUCATION MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1119571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

210 Sixth Avenue, Pittsburgh, PA	15222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 562-0900

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value
(Title of class)

Preferred Share Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 17, 2002 was approximately $961,651,408. The number of shares of Common Stock outstanding on September 17, 2002 was 35,182,296 shares.

Documents incorporated by reference: Portions of the definitive Proxy Statement of the registrant for the annual meeting of shareholders to be held on November 14, 2002 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Items 306 or 402(a)(8) of Regulation S-K.

PART I

Forward-Looking Statements: This Annual Report on Form 10-K contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by their use of terms such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof or other variations thereon or comparable terminology. Those statements are based on the intent, belief or expectation of Education Management Corporation (“EDMC” or the “Company”) as of the date of this Annual Report. Such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States or international economic conditions, governmental regulations and other factors, including those factors described at the end of the response to Item 7 under the heading “Risk Factors.” The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions or circumstances on which any such statement is based. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 of this Annual Report.

ITEM 1—BUSINESS

Business Overview

EDMC is among the largest providers of proprietary post-secondary education in North America, based on student enrollment and revenue. EDMC has provided career-oriented education for 40 years and its education institutions have over 150,000 alumni. The Company was organized as a Pennsylvania corporation in 1962 and completed its initial public offering in 1996. EDMC’s Art Institutes division (“The Art Institutes”) offers programs in the creative and applied arts. In December 2001, EDMC acquired Argosy Education Group, Inc. (“Argosy”), which owns and operates Argosy University, Western State University College of Law, and Argosy Professional Services. Argosy offers programs in psychology, counseling, education, business, law and the health sciences.

As of June 30, 2002, The Art Institutes consisted of 24 schools in cities throughout the United States. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, media arts and animation, multimedia and web design, game art and design, animation, video and digital media production, interior design, industrial design, culinary arts, photography and fashion. These programs typically are completed in 18 to 48 months and culminate in a bachelor’s or associate’s degree. In the summer quarter beginning July 2002, 21 Art Institutes offered bachelor’s degree programs, and EDMC expects to continue to introduce bachelor’s degree programs at its schools in states that permit proprietary post-secondary institutions to offer such programs. As of fall 2001, The Art Institutes had approximately 32,000 students enrolled.

Founded in 1975, Argosy offers doctoral and master’s programs in clinical psychology, counseling and education. Argosy also offers doctoral, master’s and bachelor’s degree programs in business administration, law degrees, bachelor’s degrees in psychology and associate’s degree programs in various health sciences fields. Argosy operates 13 Argosy University campuses and six extension sites in 11 states, as well as Western State University College of Law in California. Through its Argosy Professional Services division, Argosy also provides courses and materials for post-graduate licensure examinations in human services fields and provides continuing education courses for K-12 educators. As of fall 2001, Argosy University and Western State College of Law had approximately 5,800 students enrolled.

In November 2001, EDMC acquired ITI Information Technology Institute Incorporated (“ITI”), a Canadian company offering post-graduate education programs in Halifax, Nova Scotia (this location has since been closed), Toronto and Vancouver. ITI’s programs teach students to apply technology to business problems. At June 30, 2002, ITI was operated as a division of Argosy. As of fall 2001, ITI had approximately 400 students enrolled.

The Business of Education

EDMC’s primary mission is to promote student success by providing students with the education necessary to meet employers’ current and anticipated needs. To achieve this objective, the Company focuses on marketing to a broad range of potential students, admitting students who possess the relevant interests and capabilities, providing students with programs of study taught by experienced professionals and assisting students with job placement.

Student Recruitment and Marketing

The Art Institutes.    The general reputation of The Art Institutes and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as the Internet, high school visits and recruitment events, and television and print media advertising. EDMC uses its internal advertising agency to create publications, television and radio commercials, videos and other promotional materials for the Company’s schools. The Company estimates that in fiscal 2002 referrals accounted for 32% of new student enrollment at The Art Institutes, the Company’s web sites accounted for 25%, high school recruitment programs accounted for 18%, broadcast advertising accounted for 15%, print media accounted for 5%, direct mail efforts accounted for 3% and international marketing accounted for less than 1%. The remainder was classified as miscellaneous.

In fiscal 2002, The Art Institutes’ marketing efforts generated inquiries from approximately 410,000 qualified prospective students. The Art Institutes’ inquiry-to-application conversion ratio decreased from 9.1% in fiscal 2001 to 8.8% in fiscal 2002, and the applicant-to-new-student ratio was 63.8% for fiscal 2001 and 61.7% for fiscal 2002.

The Company also employs approximately 100 representatives who make presentations at high schools to promote The Art Institutes. Art Institute representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2002, representatives visited over 13,000 high schools and attended approximately 1,800 career events. Summer teenager and teacher workshops are held to inform students and educators of the education programs offered by The Art Institutes. The Company’s marketing efforts to reach young adults and working adults who may be attracted to evening programs are conducted through local newspaper advertising, direct mail campaigns and broadcast advertising.

Argosy.    Argosy seeks to attract students with both the motivation and the ability to complete the programs offered by its schools. To generate interest, the Company engages in a broad range of activities to inform potential students and their parents about its schools and programs of study.

The general reputation of Argosy’s schools and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as its web sites and creates publications and other promotional materials for Argosy’s schools, participates in school fairs and uses other traditional marketing techniques common to undergraduate and post-graduate institutions.

Student Admissions and Retention

The Art Institutes.    Each applicant for admission to an Art Institute is required to have a high school diploma or a recognized equivalent and to submit a written essay. Prospective students are interviewed to assess their qualifications, their interest in the programs offered by the applicable Art Institute and their commitment to their education. In addition, the curricula, student services, education costs, available financial resources and student housing are reviewed during interviews, and tours of the facilities are conducted for prospective students.

Art Institute students are of varying ages and backgrounds. For fiscal 2002, approximately 32% of the entering students matriculated directly from high school, approximately 29% were between the ages of 19 and 21, approximately 28% were 22 to 29 years of age and approximately 12% were 30 years old or older.

Art Institute students may fail to finish their programs for a variety of personal, financial or academic reasons. To reduce the risk of student withdrawals, each Art Institute devotes staff resources to advising students regarding academic and financial matters, part-time employment and housing. Remedial courses are mandated for students with lower academic skill levels and tutoring is encouraged for students experiencing academic difficulties. The Art Institutes’ net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, was 65.7% in fiscal 2001 and 66.3% in fiscal 2002.

Argosy.    Argosy’s admissions objective is to achieve controlled student enrollment growth while consistently maintaining the integrity and quality of its academic programs. At each of Argosy’s schools, student admissions are overseen by a committee, consisting principally of members of the faculty, that reviews each application and makes admissions decisions. Argosy’s education programs operate with varying degrees of selectivity. Admissions criteria for such programs include a combination of prior academic record, performance on an admissions essay and work experience. Other programs are likely to be beneficial to anyone who possesses the necessary qualifications and chooses to enroll. Those programs tend to be less selective; however, Argosy does screen students both for their commitment to completing a particular program of study and their aptitude for the academic subject matter of their chosen program.

The average age of entering students in Argosy programs for the 2001-2002 academic year was 36 for Argosy University and 30 for Western State University College of Law.

At Argosy schools, student retention is considered an entire school’s responsibility, from admissions to faculty and administration to career counseling services. Students are counseled early in the application process to gauge their commitment to completing their chosen course of study. To minimize student withdrawals, faculty and staff members at each campus strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other matters that may affect their success. While doctoral psychology students have seven years to complete their studies, students generally complete the program in approximately five and one-half years. Since 1997, annual retention rates at the graduate level have averaged 94% and at the undergraduate level have averaged 81%.

ITI’s programs require a baccalaureate degree as a prerequisite to admission. Completion rates for ITI’s programs, which are typically nine months in length, have averaged 93.3% for 2001.

Education Programs

The Art Institutes.    The Art Institutes offer the following degree programs. Not all programs are offered at each Art Institute. (For internal purposes, the Company classifies its degree programs according to four “schools” or areas of study.)

The School of Design
Associate’s Degree Programs
Graphic Design
Industrial Design Technology
Interior Design

Bachelor’s Degree Programs
Advertising
Graphic Design
Industrial Design
Interior Design
Visual Communications
Yacht & Marine Design

The School of Culinary Arts
Associate’s Degree Programs
Culinary Arts
Restaurant & Catering Management

Bachelor’s Degree Programs
Culinary Management

The School of Media Arts
Associate’s Degree Programs
Animation Art & Design
Audio Production

Broadcasting
Multimedia & Web Design
Photography
Video Production

Bachelor’s Degree Programs
Digital Media Production
Film
Game Art & Design
Media Arts & Animation
Multimedia & Web Design
Photography
Visual Effects & Motion Graphics

The School of Fashion
Associate’s Degree Programs
Apparel Design
Fashion Design
Fashion Marketing
Visual Merchandising

Bachelor’s Degree Programs
Apparel Design
Fashion Design
Fashion Marketing & Management

Approximately 40% of the average quarterly student enrollment at The Art Institutes in fiscal 2002 was in bachelor’s degree programs and approximately 54% was in associate’s degree programs. In addition to bachelor’s and associate’s degrees, The International Fine Arts College offers a master’s degree in computer animation.

Approximately 6% of the average quarterly student enrollment at The Art Institutes in fiscal 2002 was in specialized diploma and certificate programs. Academic credits from the specialized diploma programs at The Art Institutes are generally transferable into bachelor’s and associate’s degree programs at those schools. Diploma and certificate programs are designed for working adults who seek to supplement their education or are interested in enhancing their marketable skills. Additionally, at certain Art Institutes the Center for Professional Development offers certificate programs to a wide audience, including alumni seeking advances in their career fields and professionals who wish to add marketable new skill sets.

Argosy.    The following degree programs are offered by Argosy, organized by discipline.

Psychology and Behavioral Sciences

Doctor of Psychology
Clinical Psychology

Doctor of Education
Counseling Psychology
Organizational Leadership
Pastoral Community Counseling

Master of Arts
Clinical Psychology
Counseling Psychology
Forensic Psychology
Guidance Counseling
Mental Health Counseling
Professional Counseling
Sport-Exercise Psychology

Specialist Degree
School Counseling

Bachelor of Arts
Psychology

Law

Juris Doctor

Education

Doctor of Education, Education Specialist, Master of Arts in Education
Curriculum & Instruction
Educational Leadership

Business

Doctor of Business Administration, Master of Business Administration, Bachelor of Science
Business Administration
Organizational Leadership

Master of Science
Health Science Management

Health Sciences

Associate of Applied Science
Diagnostic Medical Sonography
Histotechnology
Medical Assisting
Veterinary Technology
Radiologic Technology

Associate of Science
Dental Hygiene
Medical Laboratory Technician
Radiation Therapy

Approximately 60% of the average quarterly student enrollment at Argosy in the period Argosy has been owned by the Company was in doctoral programs, 25% in master’s-level programs, 1% in bachelor’s-level programs and 14% in associate’s degree programs.

Argosy was among the first institutions in the United States to offer the practitioner-focused Doctor of Psychology (“Psy.D.”) degree, as compared to the research-oriented Ph.D. degree. The Psy.D. is a four-year program consisting of one year of classroom training, two years divided between classroom training and fieldwork practicum and a fourth year consisting of a paid internship. The program focuses on practical issues in clinical psychology rather than abstract research topics. For example, fourth-year students prepare a case study as their final project rather than a doctoral dissertation. Clinical M.A. students complete a two-year program, all of which can be carried over into Argosy’s Psy.D. program.

Argosy’s doctoral, master’s, and bachelor-level programs in business administration are offered both part-time and full-time and consist of classes in disciplines such as statistics, economics, accounting and finance. The D.B.A. is a three-year program; the M.B.A. is a two-year program, which may count towards two of the three years required for the D.B.A.; and the bachelor-level programs are two-year degree completion programs.

The master’s and doctoral-education and behavioral sciences programs are offered to professional educators from across the United States. The Ed.D. is a three-year program and the M.Ed. and Ed.S. are two-year programs.

Argosy also offers post-doctoral certificate programs in clinical psychology, psychopharmacology and sports psychology.

Health Sciences Programs.    These programs typically consist of 12 to 15 months of full-time classroom training and two to six additional months of internship.

Test Preparation.    Argosy Professional Services’ Ventura division publishes materials and holds workshops in cities across the United States to prepare individuals to take various national and state-administered oral and written health care licensure examinations in the fields of psychology, social work, counseling, marriage and family therapy, and marriage, family and child counseling. The programs typically last three to four days.

Continuing Education.    Argosy Professional Services’ Connecting Link division provides graduate-level continuing education courses to educators. It partners with local institutions that approve the instructors and curricula and provide the credit for each of these courses. Students then apply these credits toward career advancement and/or continuing education requirements of their state’s teacher’s license.

ITI.    ITI offers students a nine-month post-graduate applied information technology diploma program that prepares graduates to solve business challenges using technology.

Graduate Employment

The Art Institutes.    Based on information received from graduating students and employers, the Company believes that students graduating from The Art Institutes during the five calendar years ended December 31, 2001 obtained employment in fields related to their programs of study as follows:

Graduating Classes (Calendar Year)	Number of Available Graduates(1)	Percentage of Available Graduates Who Obtained Employment Related to Program of Study(2)
2001	5,598	86.6%
2000	5,414	90.7
1999	5,279	90.1
1998	4,719	90.9
1997	4,749	87.3

(1)
The term “Available Graduates” refers to all graduates except those who are pursuing further education, deceased, in active military service, who have medical conditions that prevent such graduates from working, who are continuing in a professional unrelated career, or who are international students no longer residing in the United States.

(2)	The information presented reflects employment in fields related to graduates’ programs of study within six months after graduation.

For calendar year 2001, the approximate average starting salaries of graduates of degree and diploma programs at The Art Institutes were as follows: The School of Culinary Arts—$26,277; The School of Design—$27,560; The School of Fashion—$27,083; and The School of Media Arts—$28,347.

Each Art Institute offers career-planning services to all graduating students through its Career Services department. Specific career advice is provided during the last two quarters of a student’s education. In addition to individualized training in interviewing and networking techniques and resume-writing, a Career Development course is required for all students. Students also receive portfolio counseling where appropriate. The Art Institutes maintain contact with approximately 40,000 employers nationwide. Employers of Art Institute graduates include numerous small and medium-sized companies, as well as larger companies with a national or international presence. Career Services advisors educate employers about the programs at The Art Institutes and the caliber of their graduates. These advisors also participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career Services staff also visit employer sites to learn more about their operations and better understand their recruiting needs.

Argosy.    Argosy estimates that over 90% of its doctoral and health sciences students who graduated in 2001 were employed in their respective fields within six months after graduation. Western State University College of Law and ITI reported employment rates of 88% and 82%, respectively, for the same period. Historically, Argosy did not collect detailed data on graduate placement or salaries; however, Argosy University now plans to implement career services across its campuses over the next three years.

Accreditation

In the United States, accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

Pursuant to provisions of the Higher Education Act of 1965, as amended (“HEA”), the U.S. Department of Education relies on accrediting agencies to determine whether institutions’ educational programs qualify them to participate in federal financial aid programs under Title IV of the HEA (“Title IV Programs”). The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions. All of EDMC’s U.S. schools are accredited by an accrediting agency recognized by the U.S. Department of Education.

In addition to the accreditations described above, three Art Institutes offer interior design programs that are accredited by the Foundation for Interior Design Education Research (FIDER) and six offer culinary programs accredited by the American Culinary Federation. Seven Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs.

The following table shows the location of each of EDMC’s schools, the name under which it operates, the year of its establishment, the date EDMC opened or acquired it, and the accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first). No accreditation is shown for ITI Toronto as the Province of Ontario has no accreditation process for post-secondary schools.

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency

The Art Institutes

The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)

The Art Institute of California— Los Angeles	Los Angeles, CA	1997	1998	Accrediting Council of Independent Colleges and Schools (“ACICS”) (as a branch of The Art Institute of Pittsburgh)

The Art Institute of California—Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of Colorado)

The Art Institute of California— San Diego	San Diego, CA	1981	2001	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”)

The Art Institute of California— San Francisco	San Francisco, CA	1939	1998	ACICS

The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS

The Art Institute of Colorado	Denver, CO	1952	1976	ACICS

The Art Institute of Dallas	Dallas, TX	1964	1985	SACS

The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS

The Art Institute of Houston	Houston, TX	1974	1979	SACS

The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT

The Art Institute of New York City	New York, NY	1980	1997	ACICS, New York State Board of Regents

The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS

The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS (as a branch of The Art Institute of Colorado)

The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	ACICS

The Art Institute of Portland	Portland, OR	1963	1998	Commission on Colleges and Universities of the Northwest Association of Schools and of Colleges and Universities (“NWASC”)

The Art Institute of Seattle	Seattle, WA	1946	1982	NWASC

The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute Online	Pittsburgh, PA	1999	2000	Approved by ACICS to offer programs as a division of The Art Institute of Pittsburgh

The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency

The Illinois Institute of Art— Chicago	Chicago, IL	1916	1996	ACCSCT

The Illinois Institute of Art— Schaumburg	Schaumburg, IL	1983	1996	ACCSCT (as a branch of The Illinois Institute of Art—Chicago)

The International Fine Arts College	Miami, FL	1965	2002	SACS

The New England Institute of Art & Communications	Boston, MA	1988	2000	New England Association of Schools and Colleges, Inc. through its Commission on Technical and Career Institutions

NCPT: The National Center for Paralegal Training (1)	Atlanta, GA	1973	1973	ACICS

Argosy University				Higher Learning Commission of the North Central Association of Colleges and Schools (all locations)

Argosy University/Atlanta	Atlanta, GA	1990	2002

Argosy University/Chicago	Chicago, IL	1976	2002

Argosy University/Chicago Northwest	Rolling Meadows, IL	1979	2002

Argosy University/Dallas	Dallas, TX	2002	2002

Argosy University/Honolulu	Honolulu, HI	1979	2002

Argosy University/Orange County	Orange, CA	1999	2002

Argosy University/Phoenix	Phoenix, AZ	1997	2002

Argosy University/San Francisco	Point Richmond, CA	1998	2002

Argosy University/Sarasota	Sarasota, FL	1969	2002

Argosy University/Seattle	Seattle, WA	1997	2002

Argosy University/Tampa	Tampa, FL	1997	2002

Argosy University/Twin Cities	Bloomington, MN	1961	2002

Argosy University/Washington D.C.	Arlington, VA	1994	2002

Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; provisionally accredited by American Bar Association

ITI Information Technology Institute (2)

ITI Toronto	Toronto, Ontario	1997	2002

ITI Vancouver	Vancouver, British Columbia	1998	2002	Private Post Secondary Education Commission of British Columbia

(1)	Programs at this school are being taught out and no new students are being accepted.
(2)	A third ITI location, in Halifax, Nova Scotia, has taught out its programs and closed effective September 27, 2002.

Accrediting agencies monitor each institution’s performance in specific areas. In the event that the information provided by a school to an accrediting agency indicates that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require that school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2002, nine of the Company’s schools were required to provide such supplemental reports. Four of these schools must seek the prior approval of their accrediting agency in order to open or commence teaching at new locations. The accrediting agencies do not consider requesting that a school provide supplemental reports to be a negative action.

Student Financial Assistance

Many students at EDMC’s U.S. schools must rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest source of such support is the federal programs of student financial assistance under the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the state in which it is located, (ii) accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

Nature of Federal Support for Post-secondary Education

While the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at EDMC’s U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV Programs, of which the two largest are the Federal Family Education Loan (“FFEL”) program and the Federal Pell Grant (“Pell”) program. The Company’s U.S. schools also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the Federal Perkins Loan (“Perkins”) program, and the Federal Work-Study (“FWS”) program.

FFEL.    The FFEL program consists of two types of loans: Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $18,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. Amounts received by students in the Company’s U.S. schools under the Stafford loan program in fiscal 2002 equaled approximately 40% of the Company’s net revenues. PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled. Amounts received by parents of students in the Company’s U.S. schools under the PLUS loan program in fiscal 2002 equaled approximately 15% of the Company’s net revenues.

Pell.    Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 2002, Pell grants ranged up to $3,750 per year; beginning on July 1, 2002, the limit was increased to $4,000 per year. Amounts received by students enrolled in the Company’s U.S. schools in fiscal 2002 under the Pell program represented approximately 7% of the Company’s net revenues.

FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants at EDMC schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. Amounts received by students in the Company’s U.S. schools under the FSEOG program in fiscal 2002 represented approximately 1% of the Company’s net revenues.

Perkins.    Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000. Eligible graduate students may borrow up to $6,000 in Perkins loans each academic year, with an aggregate maximum of $40,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and relends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2002, the Company collected approximately $5.1 million from its former students. In fiscal 2002, the Company’s required matching contribution was approximately $181,948. The Perkins loans disbursed to students in the Company’s U.S. schools in fiscal 2002 represented approximately 1% of the Company’s net revenues.

Federal Work-Study.    Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. In fiscal 2002, FWS funds represented approximately 1% of the Company’s net revenues.

Legislative Action.    Political and budgetary concerns significantly affect the Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA through 2003. In addition, the U.S. Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. Since a significant percentage of the Company’s revenue is derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of the Company’s schools or students to participate in the Title IV Programs could have a material adverse effect on the Company’s business, results of operations or financial condition. Legislative action may also increase the Company’s administrative costs and require the Company to adjust its practices in order for its schools to comply fully with Title IV Program requirements.

Other Financial Assistance Sources

Students at several of the Company’s U.S. schools participate in state grant programs. In fiscal 2002, approximately 3% of the Company’s net revenues were indirectly derived from state grant programs. In addition, certain students at some of the Company’s U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 2002, financial assistance from such federal and state programs equaled less than 1% of the Company’s net revenues. The schools also provide institutional scholarships to qualified students. In fiscal 2002, institutional scholarships had a value equal to approximately 3% of the Company’s net revenues.

The Company has also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans.

The primary objective of these loan programs is to lower the monthly payments required of students. Such loans are without recourse to the Company or its schools. In fiscal 2002, alternative loans represented approximately 8% of the Company’s net revenue.

Availability of Lenders

During fiscal 2002, eight lending institutions provided over 95% of all federally guaranteed loans to students attending the Company’s U.S. schools. While the Company believes that other lenders (and/or the William  D. Ford Federal Direct Loan program) would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

One student loan guaranty agency, USA Group Guarantee Services, currently guarantees approximately 70% of all federally guaranteed student loans made to students enrolled at the Company’s U.S. schools. The Company believes that other guaranty agencies would be willing to guarantee loans to the Company’s students if that agency ceased guaranteeing those loans or reduced the volume of loans it guaranteed, although there can be no assurances in this regard.

Federal Oversight of Title IV Programs.    The Company’s U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U. S. Department of Education, its Office of Inspector General, and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm. If the U. S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV Program funds or violated a provision of the HEA or its implementing regulations, the affected institution may be required to repay such funds to the U. S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine. Although EDMC makes all reasonable effort to comply with the HEA and implementing regulations, it cannot guarantee that its interpretation of the relevant rules will be upheld by the U. S. Department of Education in all cases.

If the U. S. Department of Education views a violation as significant, it can also transfer the institution from the advance system of receiving Title IV Program funds to the cash monitoring or reimbursement method of payment, under which a school must disburse its own funds to students and document students’ eligibility for Title IV Program funds.

Violations of Title IV Program requirements also could subject the Company to other civil and criminal sanctions, including a proceeding to impose a fine, place restrictions on an institution’s participation in Title IV Programs or terminate its eligibility to participate in Title IV Programs. Potential restrictions may include a suspension of an institution’s ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution’s participation in Title IV programs, either by limiting the number or percentage of students enrolled who may participate in Title IV Programs or by limiting the percentage of an institution’s total receipts derived from Title IV Programs. The U. S. Department of Education also may initiate an emergency action to temporarily suspend an institution’s participation in Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. EDMC knows of no reason that any of the agencies that accredit its institutions would not be approved as a result of such review. However, if an accreditation agency is not approved by the U.S. Department of Education, the institutions that are affected are given time to apply for accreditation from a different agency.

Cohort Default Rates.    Each institution that participates in the FFEL program must maintain a student loan cohort default rate equal to or less than 25% (50% for the Perkins program) for three consecutive years or it will no longer be eligible to participate in that program or the Federal Direct Student Loan program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

None of the Company’s schools has had an FFEL cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. For federal fiscal year 2000, the most recent year for which such rates have been published, the average FFEL cohort default rate for borrowers at all proprietary institutions was 9.4%. For that year, the combined FFEL cohort default rate for all borrowers at the Company’s schools was 7.8% and its individual schools’ rates ranged from 2.1% to 18.5%.

If an institution’s FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Provisional certification does not by itself limit an institution’s access to Title IV Program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV Program requirements.

To EDMC’s knowledge, the U.S. Department of Education reviews an institution’s compliance with the cohort default rate thresholds described in this paragraph only when that school is otherwise subject to a U.S. Department of Education certification review. Five of the Company’s schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 2001, the most recent year for which such rates have been calculated. In aggregate, funds from the Perkins program equaled less than 2% of these schools’ net revenues in fiscal 2002. To date, only The Art Institute of Portland has been placed on provisional certification status for this reason, based upon its cohort default rate for Perkins. The U.S. Department of Education has stated that when the Perkins cohort default rate of The Art Institute of Portland is below 30%, the school may request to be removed from provisional status.

Each of the Art Institutes maintains a student loan default management plan. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing if a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies. Argosy’s historical default rates have been quite low, and therefore Argosy has engaged in significantly fewer default management activities.

Regulatory Oversight.    The U.S. Department of Education is required to conduct periodic reviews of the eligibility and certification of every institution participating in Title IV Programs. A denial of recertification precludes a school from continuing to participate in Title IV Programs. All EDMC schools that submitted recertification applications during fiscal 2002 received recertification.

During fiscal 2003, The Illinois Institute of Art, The Art Institute of New York City, The Art Institutes International Minnesota, The Art Institute of Charlotte, The New England Institute of Art & Communications and The Art Institute of Portland are scheduled to apply for recertification.

The Art Institute of Charlotte, The New England Institute of Art & Communications, The Art Institute of California—San Diego, The Art Institute of Las Vegas, International Fine Arts College, Argosy University and

Western State University College of Law are all provisionally certified by the United States Department of Education due to their recent acquisition by the Company. The Art Institute of Portland is provisionally certified due to its Perkins cohort default rate being in excess of 30%.

Financial Responsibility Standards.    All institutions participating in Title IV Programs must satisfy certain standards of financial responsibility. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s quadrennial recertification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 2002, the Company believes that, on an individual institution basis, each of its schools then participating in Title IV Programs satisfied the financial responsibility standards. The Illinois Institute of Art—Schaumburg, The Art Institute of Phoenix, The Art Institute of California—Los Angeles, The Art Institute of California—Orange County and The Art Institute of Washington are combined with their main campuses, The Illinois Institute of Art—Chicago, The Art Institute of Colorado, The Art Institute of Pittsburgh, The Art Institute of Colorado and The Art Institute of Atlanta, respectively, for that purpose. All campuses of Argosy University are also combined for this purpose.

Return of Title IV Funds.    Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. The Company has posted letters of credit for seven of its schools because independent audits indicated that they had been late in the payment of more than 5% of their refunds during at least one of their two most recent fiscal years. The Company has instituted new practices and procedures to expedite refunds of FFEL program funds, including payment by electronic fund transfers.

Administrative Capability Requirements.    Regulations of the U.S. Department of Education specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV Programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations; have capable and sufficient personnel to administer the Title IV Programs; have acceptable methods of defining and measuring the satisfactory academic progress of its students; provide financial aid counseling to its students; and submit all reports and financial statements required by the regulations. If an institution fails to satisfy any of these criteria, the U.S. Department of Education may require the repayment of federal student financial aid funds; transfer the institution from the advance system of payment of Title IV Program funds to the cash monitoring or reimbursement method of payment; place the institution on provisional certification status; or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV Programs.

Restrictions on Operating Additional Schools.    The HEA generally requires that certain institutions, including proprietary schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV Programs under its new ownership. A school’s change of ownership application can be reviewed prior to the change of ownership. If the Department finds the application to be materially complete, the Department may generate a Temporary Program Participation Agreement allowing the school’s students to continue to receive federal funding, subject to the Department’s continued review of the transaction and certain other conditions. Subsequent to the Department’s review of the complete application filed as a result of the transaction, the Department will either deny recertification to the school under the new ownership or recertify the school on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV Program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds. The Company’s expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

The “90/10 Rule.”    Under a provision of the HEA commonly referred to as the “90/10 Rule,” a proprietary institution such as each of EDMC’s U.S. schools will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain eligibility until the following fiscal year. For the Company’s schools that disbursed federal financial aid during fiscal 2002, the percentage of revenues derived from Title IV Programs ranged from approximately 51% to 81%, with a weighted average of approximately 65%.

Restrictions on Payment of Bonuses, Commissions or Other Incentives.    The HEA and Department of Education regulations forbid institutions from paying a bonus, commission or other incentive payment based directly or indirectly on success in securing financial aid or enrollments to any persons engaged in student recruiting or admissions activities or in making decisions regarding the awarding of student financial assistance. EDMC believes that its compensation plans are in substantial compliance with HEA requirements.

State Authorization and Accreditation Agencies

Each of EDMC’s U.S. schools is authorized to offer education programs and grant degrees or diplomas by the state in which such school is located. The level of regulatory oversight varies substantially from state to state. In some states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education.

Each of EDMC’s U.S. schools is accredited by a national or regional accreditation agency and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U. S. Department of Education.

If a school does not meet its accreditation or state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure or accreditation makes a school ineligible to participate in Title IV Programs.

Certain of the state authorizing agencies and accrediting agencies with jurisdiction over the Company’s schools also have requirements that may, in certain instances, limit the ability of the Company to open a new school, acquire an existing school, establish an additional location of an existing school, or add new educational programs.

Canadian Regulation and Financial Aid

ITI Toronto is registered and in good standing with the Private Career Colleges Division of the Ontario Ministry of Training, Colleges and Universities and is regulated under the Private Career Colleges Act. While there is an assortment of financial aid programs that can assist eligible students in Ontario to attend post-secondary institutions, the largest is a combination of government-subsidized Canada Student Loans and Ontario Student Loans. In Ontario, the Canada and Ontario Student Loans are integrated and provide a maximum $165 Canadian per week of training to students attending a private career college that has been approved for partial student aid and, depending on the student circumstances, up to $500 Canadian per week of training at a private career college approved for full student aid that has met all the requirements for full student loan eligibility. It is expected that ITI Toronto will be approved for full student aid eligibility on or before October 30, 2002.

ITI Vancouver is registered with and accredited by the Private Post-Secondary Education Commission (PPSEC) of British Columbia. PPSEC is an agency of the British Columbia government that is responsible for the regulation and accreditation of private post-secondary education in the province. As in Ontario, there is an assortment of financial aid programs available, but the largest is a combination of Canadian Student Loan funds and British Columbia Student Loan funds. Students attending ITI Vancouver are eligible for both Canada and British Columbia student aid. Depending on their need and their year in post-secondary education, full-time eligible single students can receive loans/and or grants up to $265 Canadian per week and eligible students with dependents can receive up to $435 Canadian per week.

Both ITI locations must meet eligibility standards to administer these financial aid programs and must comply with extensive regulatory requirements.

Employees

As of June 30, 2002, EDMC employed 3,859 full-time and 1,157 part-time staff and faculty.

Competition

The post-secondary education market is highly fragmented and competitive. The Company’s undergraduate programs compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools; its graduate programs also compete with other post-graduate institutions. Many public and private colleges and universities offer programs similar to those offered by the Company. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices. However, tuition at private non-profit institutions is, on average, higher than The Art Institutes’ tuition.

Seasonality in Results of Operations

EDMC has experienced seasonality in its results of operations primarily due to the pattern of student enrollment. Historically, EDMC’s lowest quarterly revenues and income have been in the first quarter (July to September) of its fiscal year due to fewer students being enrolled during the summer months and the expenses incurred in preparation for the peak enrollment in the fall quarter (October to December). EDMC expects that this seasonal trend will continue.

ITEM 2—PROPERTIES

The Company’s corporate headquarters are located in Pittsburgh. As of June 30, 2002, EDMC’s schools were located in major metropolitan areas in 16 states and three Canadian provinces (the school in Halifax, Nova Scotia subsequently closed, effective September 27, 2002). Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy schools are smaller and typically located in office or commercial buildings.

The Company currently leases the majority of its facilities. It owns a student housing facility in Fort Lauderdale, Florida; buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle; buildings occupied by Western State University College of Law in Fullerton, California; and the primary facility of Argosy University in Sarasota, Florida. As of June 30, 2002, the Company owned approximately 473,000 square feet and leased approximately 2,363,000 square feet. The leases have remaining terms ranging from less than one year to 17 years. The Company has secured alternative space for those lease agreements that are nearing expiration.

ITEM 3—LEGAL PROCEEDINGS

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the Nasdaq National Market System under the symbol “EDMC.” As of September 17, 2002, there were 35,182,296 shares of Common Stock outstanding held by 944 holders of record. The prices set forth below reflect the high and low sales prices for the Company’s Common Stock, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

	2001		2002
Three Months Ended	High	Low	High	Low
September 30	$26.94	$17.75	$45.54	$24.40
December 31	38.38	24.75	39.04	30.05
March 31	37.81	26.06	42.27	33.96
June 30	40.05	28.92	44.12	38.08

EDMC has not declared or paid any cash dividends on its capital stock during the past two years. EDMC currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6—SELECTED FINANCIAL DATA

The following summary consolidated financial and other data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto filed in response to Item 8 below and the information included in response to Item 7 below. Most of the summary data presented below is derived from the Company’s consolidated financial statements audited by independent auditors, whose reports are filed in response to Item 8 below. The financial statements as of and for the year ended June 30, 2002 were audited by Ernst & Young LLP. The financial statements as of and for the two years ended June 30, 2001 were audited by Arthur Andersen LLP. The summary consolidated income statement data for the years ended June 30, 1998 and 1999 and the summary consolidated balance sheet data as of June 30, 1998, 1999 and 2000 are derived from audited financial statements not included herein. The results presented for fiscal 2002 include results of operations for the acquisitions completed during the fiscal year as of their respective acquisition dates. Note 2 to the consolidated financial statements provides pro forma results as if Argosy had been acquired and consolidated as of July 1, 2000.

	Year ended June 30,
	1998	1999	2000	2001	2002
	(dollars in thousands, except per share amounts)
Income Statement Data:
Net revenues	$221,732	$260,805	$307,249	$370,681	$500,576
Net income	14,322	18,752	22,530	28,978	42,314

Per Share Data:
Basic:
Net income	$.50	$.64	$.78	$.97	$1.28
Weighted average number of shares outstanding, in thousands(1)	28,908	29,314	28,964	29,742	33,026
Diluted:
Net income	$.48	$.61	$.75	$.93	$1.23
Weighted average number of shares outstanding, in thousands(1)	29,852	30,615	29,921	31,016	34,479

Other Data:
Capital expenditures(2)	$18,814	$55,892	$58,149	$38,822	$50,371
Enrollment at beginning of fall quarter(3)	18,402	21,133	24,152	27,718	32,180

	As of June 30,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Total cash (including restricted cash)	$47,310	$32,871	$39,538	$47,290	$86,233
Receivables, net	10,292	12,490	14,931	22,539	30,378
Current assets	65,623	55,709	66,713	83,175	140,042
Total assets	148,783	178,746	240,675	287,540	492,655
Current liabilities	38,097	45,188	62,891	73,897	139,672
Long-term debt (including current portion)	38,382	37,231	64,283	53,660	28,576
Shareholders’ investment	73,325	96,805	112,950	159,949	346,577

(1)
The weighted average shares outstanding used to calculate basic income per share does not include potentially dilutive securities (such as stock options and warrants). Diluted income per share includes, where dilutive, the equivalent shares of Common Stock calculated under the treasury stock method for the assumed exercise of options and warrants.

(2)	Capital expenditures for fiscal 2000, 2001 and 2002 reflect approximately $13.2 million, $4.5 million and $9.5 million included in accounts payable at year-end, respectively.
(3)
Excludes students enrolled at NCPT, which is teaching out programs for its current students. NCPT had 361, 385, 350, 281, and 195 students enrolled at the beginning of the fall quarters of fiscal 1998, 1999, 2000, 2001, and 2002, respectively.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the information filed in response to Item 6 above and Item 8 below. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.

Background

EDMC is among the largest providers of private post-secondary education in North America, based on student enrollment and revenue. EDMC’s Art Institutes offer master’s, bachelor’s, associate’s and non-degree programs in the areas of design, media arts, fashion and culinary arts. In December 2001, EDMC acquired Argosy, which owns and operates Argosy University, Western State University College of Law, and Argosy Professional Services. Argosy provides graduate and undergraduate degree programs in various fields, including psychology, counseling, education, business, law and the health sciences. The Company has provided career-oriented education programs for 40 years.

Net revenues are presented after deducting refunds, scholarships and other adjustments. Net revenues increased 62.9% to $500.6 million in 2002 from $307.2 million in 2000. Income before interest and taxes increased 79.9% to $69.0 million in 2002 from $38.3 million in 2000. Net income increased by 87.8% to $42.3 million in 2002 from $22.5 million in 2000.

Art Institute net revenues increased 48.9% to $457.5 million in 2002 from $307.2 million in 2000. Income before interest and taxes for The Art Institutes increased 76.8% to $67.8 million in 2002 from $38.3 million in 2000. Average quarterly student enrollment at The Art Institutes was 29,399 in 2002 compared to 21,933 in 2000, an increase of 34.0%. The increase in average enrollment relates to, among other factors, new education programs and additional school locations, along with expanded bachelor’s degree and evening degree program offerings.

The Art Institutes’ revenues consist of tuition and fees, student housing fees and bookstore and restaurant sales in connection with culinary programs. In 2002, The Art Institutes derived 89.7% of net revenues from net tuition and fees paid by or on behalf of its students. Tuition revenue generally varies based on the average tuition charge per credit hour and the average student population. Bookstore and housing revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a period and by the number of new students entering school during such period. New students enter The Art Institutes at the beginning of each academic quarter, which typically commence in January, April, July and October. The Company believes that the size of its student population at The Art Institutes is influenced by the number of graduating high school students, the attractiveness of its program offerings, the effectiveness of its marketing efforts, changes in technology, the persistence of its students, the length of its education programs and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing the Company’s average student population.

Argosy’s results of operations are included in the consolidated financial statements from the date of acquisition. Argosy, including ITI, contributed $43.1 million in net revenues and $1.2 million in income before interest and taxes to the Company’s consolidated results for 2002. Argosy’s average student enrollment was 6,121 during the portion of fiscal 2002 that Argosy was owned by the Company.

Argosy’s revenues consist of tuition, workshop fees and sale of related study materials. Argosy derived approximately 95.2% of its net revenues from net tuition and fees paid by or on behalf of its students in fiscal 2002. Argosy’s schools charge tuition at varying amounts, depending on the particular school and upon the type of program and specific curriculum. Students begin courses at Argosy University at terms typically beginning in January, April, July and September.

Tuition increases have been implemented in varying amounts in each of the past several years. Historically, the Company has been able to pass along cost increases through increases in tuition. Rates at The Art Institutes increased by approximately 7% during 2002, while rates at Argosy increased by approximately 6%. Tuition rates vary by geographic region, but are generally consistent from program to program at the respective schools.

The majority of students at The Art Institutes and Argosy rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the year ended June 30, 2002, approximately 65% of the Company’s net revenues were indirectly derived from Title IV Programs.

Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. The Art Institutes’ faculty comprised approximately 49% full-time and 51% part-time employees for 2001 and approximately 50% full-time and 50% part-time employees for 2002. Argosy’s faculty comprised approximately 83% full-time and 17% part-time employees for 2002.

General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company’s students. The Company has centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and control of costs.

Amortization of intangibles relates to the values assigned to identifiable intangible assets and write-offs and impairment of goodwill. These intangible assets arose principally from the acquisitions of the schools discussed below.

In August 1999, the Company acquired the outstanding stock of the American Business & Fashion Institute in Charlotte, North Carolina for $0.5 million in cash. The school was renamed The Art Institute of Charlotte.

In August 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts for approximately $7.2 million in cash. The school was renamed The New England Institute of Art & Communications.

In October 2000, the Company acquired the outstanding stock of The Art Institute of California located in San Diego, California for approximately $9.8 million in cash. The school was renamed The Art Institute of California—San Diego.

In April 2001, the Company acquired the outstanding stock of The Design Institute in Las Vegas, Nevada for approximately $2.1 million in cash. The school was renamed The Art Institute of Las Vegas.

In September 2001, the Company purchased the assets of International Fine Arts College (“IFAC”) located in Miami, Florida for approximately $25.0 million in cash.

In November 2001, the Company purchased certain assets of ITI from ITI’s court-appointed receiver. The purchase agreement required EDMC to fund certain operating expenses prior to the closing of the acquisition. The funded expenses and purchase price totaled approximately $6.0 million.

In December 2001, the Company completed its acquisition of Argosy. In September 2001, the Company had closed in escrow its purchase of 4.9 million shares of Argosy from its controlling shareholder. The aggregate cash purchase price for these shares was $58.8 million. The Company acquired the approximately 1.6 million remaining Argosy shares outstanding for $12.00 per share at the closing of the acquisition in December 2001. The total cash paid for Argosy was approximately $79.3 million.

The acquisitions completed in fiscal 2002 were accounted for as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), which the Company adopted in the first quarter of fiscal 2002.

Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of these newer schools were approximately $9.6 million and $8.9 million in fiscal 2001 and 2002, respectively. Several of the Company’s recent acquisitions in the Art Institutes division were profitable for 2002 and are not included in the loss results above. Included with the 2002 operating losses are approximately $884,000 of costs associated with the closure of the Halifax, Nova Scotia location of ITI.

Results of Operations

The following table sets forth for the periods indicated the percentage relationships of certain income statement items to net revenues.

	Year ended June 30,
	2000	2001	2002
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	65.5	65.4	64.9
General and administrative	21.5	20.7	20.5
Amortization of intangible assets	0.5	0.5	0.8

	87.5	86.6	86.2

Income before interest and taxes	12.5	13.4	13.8
Interest expense, net	0.3	0.6	0.3

Income before income taxes	12.2	12.8	13.5
Provision for income taxes	4.9	5.0	5.0

Net income	7.3%	7.8%	8.5%

Year Ended June 30, 2002 Compared with Year Ended June 30, 2001

Net Revenues

Net revenues increased by 35.0% to $500.6 million in 2002 from $370.7 million in 2001 primarily due to an increase of 28.7% in student enrollment to 32,545 from 25,284 in the prior year accomplished through growth at existing locations and acquisitions accompanied by tuition increases.

The revenue increase of 23.4% at The Art Institutes was primarily due to an increase in average quarterly student enrollment of 16.3% ($37.9 million) and tuition increases of approximately 7% ($39.5 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $13,372 in 2002 from $12,584 in 2001. Average enrollment at locations operated by the Company for two years or more increased 8.4% in 2002 to 26,620 compared to 24,561 in 2001. In addition to the growth at more established locations, recent acquisitions have contributed approximately $22.9 million or 6.1% to the growth in net revenues. Fiscal 2002 includes a full year of revenue for The Art Institute of California—San Diego and The Art Institute of Las Vegas, neither of which the Company owned for the entire comparable prior year. Additionally, IFAC was purchased in September 2001.

Net housing revenues increased by 23.9% to $26.9 million in 2002 from $21.9 million in 2001 and revenues from the sale of educational materials in 2002 increased by 15.8% to $18.3 million. Both increased primarily as a result of higher average student enrollment.

Argosy’s net revenues were approximately $43.1 million in 2002. The Company did not own Argosy in the comparable prior year. Argosy’s average enrollment was 6,121 for the portion of fiscal 2002 that it was owned by EDMC. The average tuition rate for a student attending classes at Argosy was approximately $12,000 for 2002. Argosy does not have student housing revenue.

Overall refunds increased to $11.5 million in 2002 from $8.9 million in 2001.

Educational Services

Educational services expense increased by $82.7 million, or 34.1%, to $325.0 million in 2002 from $242.3 million in 2001. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services.

The Art Institutes’ educational services expenses increased by $56.9 million, or 23.5%, to $299.2 million in 2002 from $242.3 million in 2001. Approximately $34.0 million of the increase in educational services expenses at the Art Institutes is attributable to schools owned by EDMC prior to 2001 and $20.7 million is attributable to schools added in 2001 and 2002. Overall, the primary components of the increase include higher salaries and facility-related costs such as rent and depreciation expense.

As a percentage of net revenues, the Art Institutes’ educational services expense remained constant at 65.4% for both 2001 and 2002.

Argosy’s educational services expenses were approximately $25.8 million for 2002, representing 59.9% of Argosy’s net revenues. This balance includes a charge of approximately $627,000 related to the planned closure of the Halifax, Nova Scotia location of ITI. Argosy’s educational services costs are typically lower than the Art Institutes as a percent of net revenues.

General and Administrative

General and administrative expense increased by $25.8 million or 33.6%, to $102.5 million in 2002 from $76.7 million in 2001. The increase is primarily due to incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools.

The Art Institutes’ general and administrative expenses increased by $11.6 million, or 15.1%, to $88.3 million in 2002 from $76.7 million in 2001. Approximately $5.3 million of the increase in general and administrative expenses at The Art Institutes is attributable to schools owned by EDMC prior to 2001 and $5.8 million is attributable to schools added in 2001 and 2002. Overall, the primary components of this increase include higher expenses for employee compensation and marketing and advertising.

As a percentage of net revenues, the Art Institutes’ general and administrative expense decreased approximately 140 basis points between years from 20.7% in 2001 to 19.3% in 2002. The improvement is attributable to reductions in legal costs and marketing and advertising as a percentage of net revenues.

Argosy’s general and administrative expenses were approximately $14.2 million for 2002, and 32.9% as a percentage of their revenues. This balance includes a charge of approximately $257,000 related to the teach-out of the Halifax, Nova Scotia location of ITI. Argosy’s general and administrative costs are typically higher than the Art Institutes as a percentage of net revenues.

Amortization of Intangible Assets

Amortization of intangible assets increased by $2.1 million, or 107.2%, to $4.1 million in 2002 from $2.0 million in 2001, as a result of additional amortization associated with the acquisitions completed during 2001 and 2002 and the amortization of ongoing curriculum developed at The Art Institute Online. Additionally, during fiscal 2002 a goodwill impairment charge of approximately $1.2 million is included with amortization of intangible assets in connection with the planned closures of NCPT and of the Halifax, Nova Scotia location of ITI. The effect of these increases for the year was partially offset by a decrease of approximately $1.0 million in amortization of goodwill as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Interest Expense, Net

The Company had net interest expense of $1.6 million in 2002 as compared to $2.3 million in 2001. The Company’s outstanding borrowings were reduced significantly at the end of the second quarter of fiscal 2002 due to cash received in a public offering of the Company’s Common Stock (the “Offering”). The average outstanding debt balance was approximately $10.0 million in 2002, down from $28.2 million in 2001. Additionally, the average borrowing rate decreased approximately 220 basis points, from 6.7% in 2001 to 4.5% in 2002. Net interest expense includes, among other items, the amortization of fees paid in connection with amendment of the Company’s credit agreement (the “Credit Agreement”) during fiscal 2002.

Provision for Income Taxes

The Company’s effective tax rate was 37.2% in 2002, compared to 38.9% in 2001. The income tax provision for 2002 was reduced by approximately $0.8 million resulting from a one-time tax credit for the rehabilitation of the building occupied by The Art Institute of Pittsburgh. Without this non-recurring credit, the effective tax rate would have been 38.3% for the year. The effective rates differed from the combined federal and state statutory rates due to the net impact of non-deductible expenses, the tax credit, the tax liability adjustment and an increase in the valuation allowance on the deferred tax asset.

Net Income

Net income increased by $13.3 million or 46.0% to $42.3 million in 2002 from $29.0 million in 2001. The increase resulted from improved operations at the Company’s schools owned prior to 2001, the impact of the Argosy acquisition, reduced interest expense, and a lower effective income tax rate, offset by increased amortization of intangible assets.

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

Net housing revenues increased by 20.8% to $21.9 million in 2001 from $18.1 million in 2000 and revenues from the sale of educational materials in 2001 increased by 15.1% to $15.8 million. Both increased primarily as a result of higher average student enrollment. Refunds increased from $8.6 million in 2000 to $8.9 million in 2001. As a percentage of gross revenue, refunds decreased from 2000.

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

General and Administrative

General and administrative expense increased by 15.9% to $76.7 million in 2001 from $66.2 million in 2000 due to the incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools owned by EDMC prior to 2000 ($2.2 million), and additional marketing and student admissions expenses at the schools added in 2000 and 2001 ($4.6 million). General and administrative expense decreased approximately 80 basis points as a percentage of net revenues in 2001 compared to 2000, reflecting operating leverage at the schools operated by EDMC for more than two years.

Amortization of Intangible Assets

Amortization of intangible assets increased by $0.5 million, or 30.8%, to $2.0 million in 2001 from $1.5 million in 2000, as a result of additional amortization associated with fiscal 2001 acquisitions and development of on-line curriculum. Goodwill amortization was approximately $1.0 million for fiscal 2001.

Interest Expense (Income), Net

The Company had net interest expense of $2.3 million in 2001 as compared to net interest expense of $726,000 in 2000. The average outstanding debt balance increased from $15.6 million in 2000 to $28.2 million in 2001.

Provision for Income Taxes

The Company’s effective tax rate decreased to 38.9% in 2001 from 40.1% in 2000. This reduction reflects a more favorable distribution of taxable income among the states in which the Company operates and a decrease in nondeductible expenses as a percentage of taxable income. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for income tax purposes.

Net Income

Net income increased by $6.5 million or 28.6% to $29.0 million in 2001 from $22.5 million in 2000. The increase resulted from improved operations at the Company’s schools owned prior to 2000 and a lower effective income tax rate.

Seasonality and Other Factors Affecting Quarterly Results

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollment. The Company experiences a seasonal increase in new enrollment in the fall (fiscal year second quarter), which is traditionally when the largest number of new high school graduates begin post-secondary education. Some students choose not to attend classes during summer months, although the Company’s schools encourage year-round attendance. As a result, total student enrollment at the Company’s schools is highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company’s costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. The Company anticipates that the seasonal pattern in revenues and earnings will continue in the future.

Quarterly Financial Results (unaudited)

The following table sets forth the Company’s quarterly results for 2001 and 2002.

	Sept. 30 (Summer)	Dec. 31 (Fall)	Mar. 31 (Winter)	June 30 (Spring)
	(dollars in thousands, except per share data)
2001
Net revenues	$72,561	$103,112	$100,366	$94,642
Income before interest and income taxes	$2,511	$24,639	$16,009	$6,516
Income before income taxes	$1,896	$23,816	$15,570	$6,118
Net income	$1,156	$14,531	$9,498	$3,793
Earnings per share
—Basic	$.04	$.49	$.32	$.13
—Diluted	$.04	$.47	$.30	$.12
2002
Net revenues	$91,874	$129,490	$145,710	$133,502
Income before interest and income taxes	$3,709	$31,955	$23,378	$9,925
Income before income taxes	$3,230	$31,407	$23,100	$9,678
Net income	$1,983	$19,284	$14,933	$6,114
Earnings per share
—Basic	$.07	$.61	$.43	$.17
—Diluted	$.06	$.58	$.41	$.17

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not equal the amount calculated for the year.

Liquidity and Capital Resources

The Company’s cash flow from operations has been the primary source of financing for capital expenditures and growth. In December 2001, the Company closed the Offering for $32.50 per share. A total of 5,175,000 shares were sold, including 4,164,681 newly-issued shares sold by the Company and 1,010,319 shares sold by members of the Company’s senior management and board of directors. In the Offering, the Company received total net proceeds, after deduction of expenses and underwriting discounts payable by the Company, of approximately $127.6 million. The proceeds were used to repay outstanding indebtedness, fund the acquisition of Argosy and for general purposes.

Cash flow from operations was $47.7 million, $71.4 million, and $92.8 million for 2000, 2001 and 2002, respectively. The increase of $21.4 million in cash flow from operations for fiscal 2002 is due primarily to the increases in net income and depreciation and amortization. Cash flow from operating and investing activities does not reflect capital expenditures of approximately $13.2 million, $4.5 million and $9.5 million, which are included in accounts payable as of June 30, 2000, 2001 and 2002, respectively. Additionally, cash flow from operating and financing activities does not reflect income tax deductions related to the exercise of options of $0.9 million, $9.8 million and $5.9 million in 2000, 2001 and 2002, respectively. These deductions do not affect the Company’s tax provision; the benefit is recorded as additional paid-in capital in the accompanying consolidated balance sheets. Therefore, the change in the applicable balance sheet accounts (accounts payable, property and equipment, accrued liabilities and additional paid-in capital) does not directly correlate to the corresponding amounts in the accompanying statement of cash flows.

The Company had net working capital of approximately $370,000 as of June 30, 2002, down from $9.3 million as of June 30, 2001. The decrease in working capital is due primarily to the classification of borrowings under the revolving credit facility as a current liability and the timing of payments made for capital expenditures. Prior to the Offering, the Company traditionally had outstanding borrowings under the revolving credit facility. The classification of such outstanding borrowings was based upon the repayment provisions under the credit agreement and expected usage of the facility. Subsequent to the receipt of the net proceeds of the Offering, the Company has utilized borrowings only occasionally. The borrowings were repaid in full subsequent to June 30, 2002 and accordingly were included with current liabilities in the accompanying consolidated balance sheet. Purchases of property and equipment included in accounts payable increased approximately $5.0 million from June 30, 2001 to June 30, 2002.

As of June 30, 2002, gross trade accounts receivable increased by $13.8 million, or 37.2%, to $50.8 million from the prior year of $37.0 million primarily due to acquisitions and the higher enrollment and tuition rates. Argosy receivables of approximately $5.0 million contributed to this change. Additionally, certain recently acquired schools within the Art Institutes division have not yet been converted to the quarter system used by most of the Art Institutes and were in session as of year-end. Under the payment terms, these balances would be reduced by the end of the applicable class sessions. Although tuition increases have exceeded corresponding increases in federal financial aid sources, the Company has arranged for alternative financing sources to manage its credit risk. The allowance for doubtful accounts was $17.4 million and $24.0 million as of June 30, 2001 and 2002, respectively. This represents increases of 23.6%, and 37.9% in the allowance for doubtful accounts for 2001 and 2002, respectively.

The Company determines its reserve for accounts receivable by categorizing gross receivables based upon the enrollment status of the student (in-school, out-of-school, summer leave of absence, and balances in collection), then establishing a reserve based on the likelihood of collection (in-school receivables being the lowest percent reserved). The Company provides for extended payment terms beyond graduation (generally six months). As more students have utilized this option, the out-of-school category has increased as a percentage of gross receivables, which has resulted in an increase in the corresponding allowance against these balances. Therefore, the change between years in the allowance results from both the overall increase in trade receivables as well as changes in the distribution of gross receivables among the categories.

Advanced payments increased approximately $22.2 million to $70.6 million at June 30, 2002. Increases in enrollment, tuition and monies received in connection with alternative loan programs offered to students, as well as arrangements offering incentives for early tuition payments, have all contributed to this increase. Unearned revenue of approximately $1.7 and $7.6 million was included with advanced payments as of June 30, 2001 and 2002, respectively.

The Company’s Credit Agreement which was amended and restated effective September 20, 2001, to increase allowable borrowing from $100 million to $200 million and provided the banks with a security interest in certain owned real estate and the stock of certain subsidiaries. The Credit Agreement provides the Company with the ability to borrow up to $150 million on a revolving basis and $50 million in the form of a term loan and will expire on September 20, 2004. Upon the closing of the Offering, the term loan commitment was no longer available. The security interests were released on May 29, 2002 as the Company has met certain financial covenants. Certain outstanding letters of credit reduce this facility. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of June 30, 2002, the Company had approximately $124.2 million of borrowing capacity available under the Credit Agreement. As of June 30, 2002, the Company was in compliance with all covenants under the Credit Agreement and the interest rate for borrowings under the Credit Agreement was 3.0% at June 30, 2002.

The following table describes the Company’s commitments under various contracts and agreements (in thousands):

	Total amounts committed	Payments due by period
		Less than 1 year	2–3 years	4–5 years	Over 5 years
Line of credit borrowings	$25,000	$25,000	$—	$—	$—
Standby letters of credit(1)	826	—	—	—	—
Mortgage obligation	3,576	76	162	3,338	—
Operating leases	493,974	56,507	100,447	94,567	242,453

Total commitments	$523,376	$81,583	$100,609	$97,905	$242,453

(1)	The Company does not anticipate these letters of credit will be drawn on.

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

Capital Expenditures

Capital expenditures made during the three years ended June 30, 2002 reflect the implementation of the Company’s initiatives emphasizing the addition of new schools and education programs, investment in classroom technology and the acquisition of Argosy. The Company’s capital expenditures (on an accrual basis) were $58.1 million, $38.8 million and $50.4 million, for 2000, 2001 and 2002, respectively. Included in the Company’s fiscal 2002 capital expenditures was approximately $1.5 million for Argosy. The Company expects that total capital spending for 2003 will increase slightly as a percentage of net revenues, as compared to 2002. The Company anticipates that these expenditures will be financed primarily through cash flow from operations and cash on-hand, supplemented as needed with borrowings under the Credit Agreement. The anticipated expenditures relate principally to the investment in schools acquired or started during the previous several years and to be added in 2003, continued expansion and improvements to current facilities, new culinary arts programs, additional or replacement school and housing facilities and classroom and administrative technology.

The Company leases the majority of its facilities. Future commitments on existing leases will be paid from cash provided by operating activities.

Regulations

The Company indirectly derived approximately 62%, 60% and 65% of its net revenues from Title IV Programs in 2000, 2001 and 2002, respectively. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Lenders generally provide loan funds in multiple disbursements each academic year. For first-time students in their first academic quarter, the initial loan disbursement is generally received at least 30 days after the commencement of that academic quarter. Otherwise, the first loan disbursement is received, at the earliest, ten days before the commencement of the student’s academic quarter.

U.S. Department of Education regulations require Title IV Program funds received by the Company’s schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until they are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations.

Education institutions participating in Title IV Programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV Programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. Such composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight.

Regulations promulgated under the HEA also require all proprietary education institutions to comply with the 90/10 Rule, which prohibits participating schools from deriving 90% or more of total revenue from Title IV Programs in any year.

If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, or otherwise ineligible to participate in Title IV Programs. The Company believes that all of its participating schools met these requirements as of June 30, 2002.

Critical Accounting Policies

In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States, judgements and estimates are made about the amounts reflected in the financial statements. As part of the financial reporting process, the Company’s management collaborates to determine the necessary information on which to base judgements and develop estimates used to prepare the financial statements. Historical experience and available information are used to make these judgements and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the financial statements.

In addition to the significant accounting policies described in Note 2 of the consolidated financial statements, the Company believes that the following discussion addresses its critical accounting policies.

Revenue Recognition and Receivables

The Company’s net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. The Company derived 89.6%, 89.8%, and 90.2% of its net revenues from tuition and fees paid by, or on behalf of, its students in 2000, 2001 and 2002, respectively. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part, refundable.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently-acquired schools have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $1.7 million and $1.3 million, related to programs not on the Art Institutes’ quarterly academic calendar, is included with advanced payments in the accompanying consolidated balance sheets as of June 30, 2001 and 2002, respectively.

Argosy’s academic programs follow a semester schedule and several programs were in session as of June 30, 2002. Accordingly, unearned revenue of approximately $6.3 million related to Argosy is included with advanced payments in the accompanying consolidated balance sheet.

Refunds are calculated in accordance with federal, state and accrediting agency standards. Student refunds of approximately $8.9 million and $11.5 million were recorded for 2001 and 2002, respectively.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student (in-school, out-of-school, summer leave of absence and balances in collection) and establishing a reserve based on the likelihood of collections (in-school receivables having the lowest percentage reserved).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include economic conditions or operating performance. The Company’s evaluation is based upon assumptions about the estimated future undiscounted cash flows. If the future cash flows are less than the carrying value, the Company would recognize an impairment loss. The Company continually applies its best judgement when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

The Company evaluates the recoverability of the goodwill attributable to each reporting unit as required under SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the fair value of each reporting unit with its carrying value. The Company continually applies its best judgement when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit.

New Accounting Standards

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and APB No. 51, “Consolidated Financial Statements” (“APB 51”). SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted SFAS 144 effective July 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2002, SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), was issued; it updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS 145 has not had a material impact on the Company’s consolidated financial position and results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) was issued; it addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the effects of SFAS No. 146 and does not anticipate that the adoption of SFAS 146 will have a material impact on the consolidated financial position and results of operations of the Company.

Effect of Inflation

The Company does not believe its operations have been materially affected by inflation.

Risk Factors

In addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following factors, among others, could affect the Company’s business, results of operations, financial condition and prospects in fiscal 2003 and later years: (i) the perceptions of the U.S. Congress, the U.S. Department of Education and the public concerning proprietary post-secondary education institutions to the extent those perceptions could result in changes in the HEA in connection with its reauthorization; (ii) EDMC’s ability to comply with federal and state regulations and accreditation standards, including any changes therein or changes in the interpretation thereof, and thus to maintain eligibility of its schools for Title IV Programs; (iii) the continued availability of alternative loan programs to students at the Company’s schools; (iv) the Company’s ability to foresee changes in the skills required of its graduates and to design new courses and programs to develop those skills in a cost-effective and timely manner; (v) the ability of the Company to gauge successfully which markets are underserved in the skills that the Company’s schools teach; (vi) the Company’s ability to continue to attract and retain students; (vii) security risks to which the Company’s computer networks may be vulnerable that could disrupt operations and require the Company to expend significant resources; (viii) the Company’s ability to gauge appropriate acquisition and start-up opportunities and to manage and integrate them successfully, as well as obtain necessary regulatory approvals for the acquisitions; (ix) the Company’s ability to defend litigation successfully; (x) proprietary rights and intellectual property that the Company relies upon may not be adequately protected by law; (xi) the Company’s ability to recruit and retain key personnel; (xii) anti-takeover provisions in the Company’s charter documents could disincent a takeover of the Company; (xiii) competitive pressures from other education institutions; and (xiv) general economic conditions, including stock market volatility.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. The Company does not currently utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Due to its operation of ITI in Canada, the Company is subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. The Company does not believe it is subject to material risks from reasonably possible near-term changes in exchange rates.

The fair values and carrying amounts of the Company’s financial instruments, primarily accounts receivable and debt, are approximately equivalent. The Company had outstanding borrowings and one fixed rate debt instrument as of June 30, 2002, with an outstanding balance of $3.6 million and bears interest at 7.13%. This obligation provides for monthly installments of approximately $26,000 with a balloon payment due March 2006. Borrowings under the revolving credit facility bear interest at floating rates based upon market rates. All other financial instruments are classified as current and will be utilized within the next operating cycle.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Education Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Education Management Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income, shareholders’ investment, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Education Management Corporation and subsidiaries as of June 30, 2001, and for the two years in the period then ended, were audited by other auditors and whose report dated July 27, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and subsidiaries at June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 7 to the financial statements, in fiscal 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”

Pittsburgh, Pennsylvania
August 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Education Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Education Management Corporation (a Pennsylvania corporation) and Subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

s/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
July 27, 2001

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report Form 10-K. See Exhibit 23.02 for further discussion.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of June 30,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$47,072	$84,477
Restricted cash	218	1,756

Total cash	47,290	86,233
Receivables:
Trade, net of allowances of $17,410 and $24,003	19,626	26,820
Notes, advances and other	2,913	3,558
Inventories	3,528	3,932
Deferred and prepaid income taxes	5,115	12,847
Other current assets	4,703	6,652

Total current assets	83,175	140,042

Property and equipment, net	149,482	191,698
Deferred income taxes and other long-term assets	11,825	10,977
Intangible assets, net of amortization of $8,042 and $10,948	43,058	149,938

Total assets	$287,540	$492,655

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$26	$25,076
Accounts payable	10,795	17,550
Accrued liabilities	14,692	26,458
Advance payments	48,384	70,588

Total current liabilities	73,897	139,672

Long-term debt, less current portion	53,634	3,500
Deferred income taxes and other long-term liabilities	60	2,906
Commitments and contingencies
Shareholders’ investment:
Common Stock, par value $.01 per share; 60,000,000 shares authorized; 30,479,880 and 35,182,203 shares issued	305	352
Additional paid-in capital	108,463	250,271
Treasury stock, 216,945 and 90,182 shares at cost	(3,596)	(1,495)
Retained earnings	54,777	97,091
Accumulated other comprehensive income	—	358

Total shareholders’ investment	159,949	346,577

Total liabilities and shareholders’ investment	$287,540	$492,655

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	For the years ended June 30,
	2000	2001	2002

Net revenues	$307,249	$370,681	$500,576

Costs and expenses:
Educational services	201,187	242,313	325,027
General and administrative	66,209	76,716	102,486
Amortization of intangible assets	1,511	1,977	4,096

	268,907	321,006	431,609

Income before interest and taxes	38,342	49,675	68,967
Interest expense, net	726	2,275	1,552

Income before income taxes	37,616	47,400	67,415
Provision for income taxes	15,086	18,422	25,101

Net income	$22,530	$28,978	$42,314

Earnings per share:
Basic	$.78	$.97	$1.28
Diluted	$.75	$.93	$1.23

Weighted average number of shares outstanding (in 000’s):
Basic	28,964	29,742	33,026
Diluted	29,921	31,016	34,479

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended June 30,
	2000	2001	2002
Cash flows from operating activities:
Net income	$22,530	$28,978	$42,314
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,043	26,055	34,064
Deferred credit for income taxes	(1,895)	(2,728)	(2,791)
Changes in current assets and liabilities:
Restricted cash	46	461	(1,538)
Receivables	(1,237)	(3,263)	(1,842)
Inventories	(978)	(383)	(210)
Other current assets	(1,312)	(1,458)	(860)
Accounts payable	(724)	(1,161)	(738)
Accrued liabilities	2,148	11,567	13,169
Advance payments	8,090	13,318	11,210

Total adjustments	25,181	42,408	50,464

Net cash flows from operating activities	47,711	71,386	92,778

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(8,602)	(12,065)	(104,396)
Expenditures for property and equipment	(50,059)	(47,477)	(45,400)
Other items, net	(1,008)	(1,150)	(4,441)

Net cash flows from investing activities	(59,669)	(60,692)	(154,237)

Cash flows from financing activities:
Net activity under revolving credit facilities	27,650	(10,625)	(28,525)
Principal payments on debt	(1,666)	(102)	(8,756)
Net proceeds from issuance of Common Stock	1,925	8,246	135,808
Repurchase of Common Stock	(9,238)	—	—

Net cash flows from financing activities	18,671	(2,481)	98,527

Effective exchange rate changes on cash	—	—	337

Net change in cash and cash equivalents	6,713	8,213	37,405

Cash and cash equivalents, beginning of year	32,146	38,859	47,072

Cash and cash equivalents, end of year	$38,859	$47,072	$84,477

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(Dollars in thousands)

	Common Stock at Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 1999	$295	$93,736	$(495)	$3,269	$—	$96,805

Net income	—	—	—	22,530	—	22,530
Purchase of Common Stock	—	—	(9,238)	—	—	(9,238)
Exercise of stock options	3	2,126	—	—	—	2,129
Issuance of Common Stock under employee stock purchase plan	1	723	—	—	—	724

Balance, June 30, 2000	299	96,585	(9,733)	25,799	—	112,950

Net income	—	—	—	28,978	—	28,978
Exercise of stock options	6	11,265	6,017	—	—	17,288
Issuance of Common Stock under employee stock purchase plan	—	613	120	—	—	733

Balance, June 30, 2001	305	108,463	(3,596)	54,777	—	159,949

Comprehensive income:
Net income	—	—	—	42,314	—	42,314
Foreign currency translation	—	—	—	—	358	358

Comprehensive income						42,672

Net proceeds from public offering of Common Stock	42	127,583	—	—	—	127,625
Options exchanged in connection with acquisition of a subsidiary	—	2,279	—	—	—	2,279
Exercise of stock options	5	11,251	1,838	—	—	13,094
Issuance of Common Stock under employee stock purchase plan	—	695	263	—	—	958

Balance, June 30, 2002	$352	$250,271	$(1,495)	$97,091	$358	$346,577

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OWNERSHIP AND OPERATIONS:

Education Management Corporation (“EDMC” or the “Company”) is among the largest providers of private post-secondary education in North America, based on student enrollment and revenue. EDMC’s Art Institutes, offer programs in the the areas of design, media arts, fashion, and culinary arts. In December 2001, EDMC acquired Argosy Education Group, Inc. (“Argosy”), which provides graduate and undergraduate degree programs in various fields, including psychology, counseling, education, business, law and the health sciences.

As of June 30, 2002, The Art Institutes consisted of 24 schools in 21 major metropolitan areas throughout the United States. Programs at The Art Institutes typically are completed in 18 to 48 months and culminate in a bachelor’s or associate’s degree. Twenty-one Art Institutes currently offer bachelor’s degree programs. In addition, International Fine Arts College (IFAC), offers a master’s degree program in computer animation.

Argosy operates 13 Argosy University campuses and six extension sites in 11 states, as well as Western State University College of Law in California. Through its Argosy Professional Services division, Argosy also provides courses and materials for postgraduate licensure examinations in human services fields and provides continuing education courses for K-12 educators.

In November 2001, EDMC acquired ITI Information Technology Institute Incorporated (“ITI”), a Canadian company offering postgraduate education programs at three Canadian locations (one closed subsequent to June 30, 2002). At June 30, 2002, ITI was operated as a division of Argosy.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Education Management Corporation and its subsidiaries. The results of operations of acquired entities are consolidated with those of the Company from the date of acquisition. All significant intercompany transactions and balances have been eliminated. The Company operates under two reportable segments: The Art Institutes and Argosy.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Government Regulations

The Company’s U.S. schools participate in various federal student financial assistance programs (“Title IV Programs”) under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). Approximately 62%, 60% and 65% of the Company’s net revenues in 2000, 2001 and 2002 were indirectly derived from funds distributed under these programs to students at the participating schools, respectively.

The participating schools are required to comply with certain federal regulations established by the U.S. Department of Education. Among other things, they are required to classify as restricted certain Title IV Program funds in excess of charges currently applicable to students’ accounts. Such funds are reported as restricted cash in the accompanying consolidated balance sheets.

The participating schools are required to administer Title IV Program funds in accordance with the HEA and U.S. Department of Education regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event a participating school does not comply with federal requirements or if student loan default rates are at a level considered excessive by the federal government, that school could lose its eligibility to

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participate in Title IV Programs or could be required to repay funds determined to have been improperly disbursed. If one or more of the Company’s schools loses or suffers limited access to Title IV Program funds, that loss could have a materially adverse effect on the results of operations. However, management believes that the participating schools are in substantial compliance with the federal requirements and that student loan default rates are not at a level considered excessive.

Certain schools make contributions to Federal Perkins Loan Programs (the “Funds”). Current contributions to the Funds are made 75% by the federal government and 25% by the school. The Company carries its investments in the Funds at cost, net of an allowance for estimated future loan losses.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost which, based upon the scheduled maturities, approximates market value.

U.S. Department of Education regulations require Title IV Program funds received by the Company’s schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted until the students are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations.

Inventories

Inventories consist mainly of textbooks, art supply kits, and supplies held for sale to students enrolled in the Company’s educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

Acquisitions

On August 17, 1999, the Company acquired the outstanding stock of the American Business & Fashion Institute in Charlotte, North Carolina, for approximately $500,000 in cash. The school was renamed The Art Institute of Charlotte.

On August 26, 1999, the Company acquired the outstanding stock of Massachusetts Communications College in Boston, Massachusetts for approximately $7.2 million in cash. The school was renamed The New England Institute of Art & Communications.

On October 13, 2000, the Company acquired the outstanding stock of The Art Institute of California in San Diego, California for approximately $9.8 million in cash.

On April 11, 2001, the Company acquired the outstanding stock of The Design Institute located in Las Vegas, Nevada for approximately $2.1 million in cash. The school was renamed The Art Institute of Las Vegas.

On September 5, 2001, the Company purchased the assets of International Fine Arts College (“IFAC”), located in Miami, Florida for approximately $25.0 million in cash. The acquisition of IFAC resulted in goodwill and intangible assets of approximately $21.7 million and $3.3 million, respectively.

All of the above acquisitions are consistent with the Company’s strategy of entering additional metropolitan areas believed to be attractive to students either through start-up or acquisition.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 23, 2001, the Company purchased certain assets of ITI Information Technology Institute Incorporated, a Canadian company, based in Toronto, Ontario, Canada from ITI’s court-appointed receiver. The purchase agreement required EDMC to fund certain operating expenses prior to the closing of the acquisition. The funded expenses and purchase price totaled approximately $6.0 million. The acquisition of ITI resulted in goodwill and intangible assets of approximately $6.3 million and $363,000, respectively. ITI will provide opportunities for the Company to expand into Canada and academic programs in the information technology field.

On December 21, 2001, the Company completed its acquisition of Argosy, a leading private provider of postgraduate professional education. In September 2001, the Company closed in escrow its purchase of 4.9 million shares of Argosy from its controlling shareholder. The aggregate cash purchase price for these shares was $58.8 million. The Company acquired the approximately 1.6 million remaining Argosy shares outstanding for $12.00 per share at the closing of the acquisition of Argosy in December. The total cash paid for Argosy was approximately $79.3 million, exclusive of options exchanged, which resulted in goodwill of $67.2 million and other intangibles of $9.9 million. The acquisition of Argosy broadens EDMC’s presence in the higher education market by expanding education program offerings and adding school locations.

These acquisitions made during fiscal 2002 were accounted for as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), which the Company adopted in the first quarter of fiscal 2002. The results of operations for each of the acquired entities have been consolidated as of the respective closing date. The Company is in the process of finalizing third-party valuations of certain tangible and intangible assets for these acquisitions; therefore, the allocation of the purchase price is subject to adjustment.

The following table presents the goodwill and intangible assets acquired with the purchases of IFAC, ITI and Argosy in the year ended June 30, 2002 (in thousands):

	Amount	Weighted Average Useful Life
Goodwill	$95,215	—
Curriculum	3,295	15
Accreditation	1,840	16
Student contracts and applications	6,929	3
Software	256	3
Title IV	750	16
Trade name	500	—

Total	$108,785	6

The following table presents pro forma information as if the acquisition of Argosy had been completed at the beginning of the stated periods (unaudited, in thousands, except per share amounts):

		Year ended June 30,
		2001	2002
Revenue	As reported	$370,681	$500,576
	Pro forma	423,736	531,035

Net income	As reported	$28,978	$42,314
	Pro forma	31,288	39,572

Diluted earnings per share	As reported	$.93	$1.23
	Pro forma	1.01	1.15

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Two of Argosy’s businesses, Western State University College of Law and The Connecting Link, were acquired by Argosy on March 1, 2001, and are included in the fiscal 2001 data above from their acquisition date.

The fiscal 2002 as reported results above include combined net revenue from IFAC and ITI of approximately $16.5 million for the year ended June 30, 2002. The net loss from these entities was approximately $1.4 million for fiscal 2002. Therefore, the results of these entities had a $.04 impact on diluted earnings per share for the year.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Argosy at the date of acquisition (in thousands):

As of December 21, 2001
Current assets	$16,179
Property, plant & equipment	18,674
Intangible assets	9,890
Goodwill	67,191
Other	1,146

Total assets acquired	113,080
Current liabilities	11,627
Long-term debt	11,689
Other	4,608

Total liabilities	27,924

Net assets acquired	$85,156

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

The Company recognizes rent expense on a straight-line basis over the term of the lease.

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

The Company reviews property and equipment for impairment annually under SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). For the years ended June 30, 2001 and 2002, no impairment has been identified.

Intangible Assets

Intangible assets are recorded at their fair market value as of the acquisition date, as determined by an independent appraiser. The Company uses the straight-line method of amortization for those intangibles with an identifiable useful life. Annually, or more frequently, if necessary, intangible assets are evaluated for impairment, with any resulting impairment charge reflected as an operating expense.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiary, ITI, are measured in the functional currency, Canadian dollars. Accordingly, the assets and liabilities of ITI are translated to U.S. dollars using the exchange rates in effect as of the balance sheet date. Translation adjustments resulting from this process are recorded as a separate component of shareholders’ investment designated as accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains or losses during the year ended June 30, 2002 were not material.

Financial Instruments

The fair values and carrying amounts of the Company’s financial instruments, primarily accounts receivable and debt, are approximately equivalent. The Company has outstanding borrowings and one fixed rate debt instrument as of June 30, 2002, with an outstanding balance of $3.6 million and bears interest at 7.13%. This obligation provides for monthly installments of approximately $26,000 with a balloon payment due March 2006. Borrowings under the revolving credit facility bear interest at floating rates based upon market rates. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Revenue Recognition and Receivables

The Company’s net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. The Company derived 89.6%, 89.8%, and 90.2% of its net revenues from tuition and fees paid by, or on behalf of, its students in 2000, 2001 and 2002, respectively. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part, refundable.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently acquired schools have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $1.7 million and $1.3 million, related to programs not on The Art Institutes’ quarterly academic calendar, is included with advance payments in the accompanying consolidated balance sheets as of June 30, 2001 and June 30, 2002, respectively.

Argosy’s academic programs follow a semester schedule and several programs continued in session as of June 30, 2002. Accordingly, unearned revenue of approximately $6.3 million related to Argosy is included with advance payments in the accompanying consolidated balance sheet.

Refunds are calculated in accordance with federal, state and accrediting agency standards. Student refunds of approximately $8.9 million and $11.5 million were recorded for 2001 and 2002, respectively.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student (in-school, out-of-school, summer leave of absence and balances in collection) and establishing a reserve based on the likelihood of collections (in-school receivables having the lowest percentage reserved).

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs and Expenses

Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility leases and school occupancy costs, information systems costs and bad debt expense, along with depreciation and amortization of property and equipment.

General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company’s students.

Advertising costs are expensed in the fiscal year incurred and classified as general and administrative expense in the accompanying consolidated income statement. The Company’s advertising expense was $19.7 million, $20.5 million, and $29.2 million for fiscal 2000, 2001 and 2002, respectively.

Amortization of intangibles relates primarily to the values assigned to identifiable intangibles, which arose principally from the acquisitions discussed above (see also Note 7, “Intangible Assets”). These intangible assets are amortized over periods ranging from 8 months to 22 years.

New Accounting Standards

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and APB No. 51, “Consolidated Financial Statements” (“APB 51”). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has adopted SFAS 144 effective July 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material impact on the consolidated Company’s financial position and results of operations.

In April 2002, SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), was issued, and it updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS 145 has not had material impact on the Company’s consolidated financial position and results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) was issued and addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the effects of SFAS No. 146 and does not anticipate that the adoption of SFAS 146 will have a material impact on the Company’s consolidated financial position and results of operations.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Disclosures of Cash Flow Information

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Cash paid during the period for:
Interest (net of amount capitalized)	$175	$2,485	$771
Income taxes	15,590	11,494	19,885
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	13,161	4,506	9,477
Tax benefit for options exercised	928	9,775	5,869
Stock options exchanged in connection with acquisition of a subsidiary	—	—	2,279

Cash paid for acquisitions:
Fair value of:
Assets acquired	$11,670	$15,997	$152,875
Liabilities assumed	(2,810)	(2,955)	(36,280)

Cash paid	8,860	13,042	116,595
Less: cash acquired	(258)	(977)	(9,920)
Stock options exchanged in connection with acquisition of a subsidiary	—	—	(2,279)

Net cash paid for acquisitions	$8,602	$12,065	$104,396

Net proceeds from issuance of Common Stock:
Proceeds received per Consolidated Statement of Shareholder’s Investment	$2,853	$18,021	$143,956
Tax benefit for option exercise	(928)	(9,775)	(5,869)
Stock options exchanged in connection with acquisition of a subsidiary	—	—	(2,279)

Net proceeds from issuance of Common Stock	$1,925	$8,246	$135,808

Reclassifications

Certain prior-year balances have been reclassified to conform to the current-year presentation.

3.    PUBLIC OFFERING OF COMMON STOCK:

On December 4, 2001, a public offering of the Company’s Common Stock (the “Offering”) closed at $32.50 per share. A total of 5,175,000 shares were sold, including 4,164,681 newly-issued shares sold by the Company and 1,010,319 shares sold by members of the Company’s senior management and board of directors.

In the Offering, the Company received total net proceeds, after deduction of expenses and underwriting discounts payable by the Company, of approximately $127.6 million. On the date the Offering closed, $39.5 million of the proceeds were used to repay the outstanding indebtedness under the Company’s Amended and Restated Credit Agreement (the “Credit Agreement”). The remaining proceeds were used to fund the acquisition of Argosy (see Note 2) and for general corporate purposes.

4.    SHAREHOLDERS’ INVESTMENT:

Pursuant to the Company’s Preferred Share Purchase Rights Plan (the “Rights Plan”), one Preferred Share Purchase Right (a “Right”) is associated with each outstanding share of Common Stock. Each Right entitles its holder to buy one two-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value, at an exercise price of $50, subject to adjustment (the “Purchase Price”). The Rights Plan is not subject to shareholder approval.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Rights will become exercisable under certain circumstances following a public announcement by a person or group of persons (an “Acquiring Person”) that they acquired or commenced a tender offer for 17.5% or more of the outstanding shares of Common Stock. If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle its holder, except the Acquiring Person, to acquire upon exercise a number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire in fiscal 2007 and are subject to redemption by the Company at $.01 per Right, subject to adjustment.

5.    EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of Diluted Shares

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Basic shares	28,964	29,742	33,026
Dilution for stock options	957	1,274	1,453

Diluted shares	29,921	31,016	34,479

Options to purchase 7,280 and 97,096 shares were excluded from the dilutive earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period) for fiscal years 2001 and 2002, respectively.

6.    PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of June 30:

	2001	2002
	(in thousands)
Assets (asset lives in years)
Land	$4,300	$8,740
Buildings and improvements (15 to 30)	51,698	60,532
Furniture and equipment (3 to 10)	136,442	169,441
Library books (3)	4,979	6,790
Leasehold interests and improvements (1 to 20)	60,359	80,362
Construction in progress	3,064	—

Total	260,842	325,865
Less accumulated depreciation	111,360	134,167

	$149,482	$191,698

7.    INTANGIBLE ASSETS:

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which goodwill is no longer amortized. As required by SFAS 142, an independent appraiser evaluated the intangible assets for impairment as of July 1, 2001 and no impairment existed. In addition, the Company will evaluate the intangible assets for impairment annually (or more frequently, if necessary), with any resulting impairment reflected as an operating expense.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets for the years ended June 30, 2000, 2001 and 2002 was approximately $1.5 million, $2.0 million and $2.9 million, respectively. Additionally, in 2002, approximately $1.2 million of goodwill was written off in connection with the closure of NCPT and the Halifax, Nova Scotia location of ITI. Estimated amortization expense for amortized intangible assets for the next five fiscal years is as follows:

Fiscal years	(in thousands)
2003	$3,946
2004	3,614
2005	3,475
2006	2,503
2007	1,907

Intangible assets consisted of the following (dollars in thousands):

	As of June 30, 2001		As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (years)
Curriculum	$2,446	$(663)	$7,567	$(1,645)	7
Accreditation	1,646	(195)	3,486	(433)	12
Bachelor’s programs	1,100	(52)	1,100	(125)	15
Student contracts and applications	—	—	6,929	(1,322)	3
Software	—	—	256	(55)	3
Title IV	—	—	750	(30)	16
Trade names	—	—	500	—	—
Other	2,768	(911)	2,768	(1,117)	13

Total	$7,960	$(1,821)	$23,356	$(4,727)	6

Upon adoption of SFAS 142, the Company’s goodwill was net of accumulated amortization of approximately $6.2 million. The changes in the carrying amount of goodwill, by reporting segment, for the year ended June 30, 2002, are as follows (in thousands):

	Art Institutes	Argosy	Total
Balance as of June 30, 2001	$36,919	$—	$36,919
Goodwill related to acquisitions and earnout payments during the current fiscal year	22,119	73,467	95,586
Goodwill written off related to closure of ITI operations in Halifax, Nova Scotia	—	(906)	(906)
Goodwill written off related to closure of NCPT	(290)	—	(290)

Balance as of June 30, 2002	$58,748	$72,561	$131,309

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is the Company’s disclosure of what reported net income, basic earnings per share and diluted earnings per share would have been if the non-amortization provisions of SFAS 142 had been adopted in all periods presented (in thousands, except per share amounts):

		Year ended June 30,
		2000	2001	2002
Net income	As reported	$22,530	$28,978	$42,314
	Goodwill amortization, net of tax	627	860	—

	Pro forma	$23,157	$29,838	$42,314

Basic earnings per share	As reported	$.78	$.97	$1.28
	Goodwill amortization, net of tax	.02	.03	—

	Pro forma	$.80	$1.00	$1.28

Diluted earnings per share	As reported	$.75	$.93	$1.23
	Goodwill amortization, net of tax	.02	.03	—

	Pro forma	$.77	$.96	$1.23

8.    INDEBTEDNESS:

The Company and its subsidiaries were indebted under the following obligations as of June 30:

	2001	2002
	(in thousands)
Revolving credit facilities	$53,525	$25,000
Mortgage debt, fixed rate of 7.13% with monthly payments of $26,445, including interest, through March 1, 2006	—	3,576
Other indebtedness	135	—

	53,660	28,576
Less current portion	26	25,076

	$53,634	$3,500

The Company and its lenders amended and restated the Credit Agreement, effective September 20, 2001, to increase allowable borrowings from $100 million to $200 million and provided the banks with a security interest in certain owned real estate and the stock of certain subsidiaries. The Credit Agreement provides the Company with the ability to borrow up to $150 million on a revolving basis and $50 million in the form of a term loan and will expire on September 20, 2004. Upon the closing of the Offering, the term loan commitment was no longer available. The security interests were released on May 29, 2002 as the Company has met certain financial covenants. As of June 30, 2002, the interest rate for borrowings under the Credit Agreement was 3.0%. Certain outstanding letters of credit reduce this facility. The Company had approximately $826,000 of letters of credit outstanding as of June 30, 2002, $751,000 of which reduce the facility. The remainder are considered additional indebtedness. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified leverage ratio requirements and restrict the repurchase of Common Stock and the incurrence of additional indebtedness. As of June 30, 2002, the Company was in compliance with all covenants under the Credit Agreement.

The Company incurs fees on the unused portion of the Credit Agreement. These fees ranged between 22.5 and 25 basis points of the available borrowings, based upon a measure of leverage as defined in the Credit Agreement.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relevant information regarding borrowings under the revolving credit facilities under both the Credit Agreement and the prior credit agreement is reflected below:

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Outstanding borrowings, end of period	$64,150	$53,525	$25,000
Approximate average outstanding balance throughout the period	15,215	28,048	9,957
Approximate maximum outstanding balance during the period	79,850	64,150	53,750
Weighted average interest rate for the period	7.45%	6.73%	4.45%

As of June 30, 2002, future annual principal payments of debt related to the outstanding mortgage are as follows:

Fiscal years	(in thousands)
2003	$76
2004	78
2005	84
2006	3,338

9.    COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various dates through July 2019. Rent expense under these leases was approximately $33,645,000, $41,054,000, and $52,742,000 respectively for 2000, 2001 and 2002. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 2002 are reflected below:

Fiscal Years	(in thousands)
2003	$56,507
2004	51,736
2005	48,711
2006	47,805
2007	46,762
Thereafter	242,453

$493,974

The Company has a management incentive compensation plan that provides for the awarding of cash bonuses to management personnel using formalized guidelines based upon the operating results of individual schools and of the Company.

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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    RELATED PARTY TRANSACTIONS:

The Art Institute of Philadelphia, a division of The Art Institutes International, Inc (“Aii”), which is a wholly-owned subsidiary of EDMC, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are minority limited partners. The Art Institute of Fort Lauderdale, Inc., a wholly-owned subsidiary of Aii, leases part of its facilities from a partnership in which an executive officer/director of EDMC is a minority limited partner. Total rental payments under these arrangements were approximately $2,214,000, $2,267,000 and $2,511,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

Prior to the Company’s acquisition of Argosy, two of Argosy’s subsidiaries were sold to its Chairman, currently an executive officer of EDMC. The sales agreements for the disposition of John Marshall Law School, Inc. and PrimeTech Canada, Inc. required Argosy to fund the obligations of these entities as of the respective closing dates and for specified transition periods, with certain amounts to be reimbursed by the buyer. In connection with these transactions, the accompanying consolidated balance sheets include a receivable of approximately $324,000 as of June 30, 2002, due from the Chairman of Argosy. This balance was collected in full, subsequent to year-end. Any additional amounts determined to have been paid on behalf of these entities will be settled by the first anniversary of the respective dispositions.

11.    EMPLOYEE BENEFIT PLANS:

The Company sponsors a retirement plan that covers substantially all employees. This plan provides for matching Company contributions of 100% of employee 401(k) contributions up to 3% of compensation and 50% of contributions between 4% and 6% of compensation. Other contributions to the plan are at the discretion of the Board of Directors. The expense relating to these plans was approximately $1,181,000, $1,939,000 and $1,777,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

The Company’s retirement plan includes an Employee Stock Ownership Plan (ESOP), which enabled eligible employees to have stock ownership in the Company. The ESOP loan has been retired and no additional Company contributions are anticipated. Distribution of shares from the ESOP is made following the retirement, disability or death of an employee. For employees who terminate for any other reason, the vested balance is distributed in accordance with the terms of the ESOP.

12.    DEFERRED INCOME TAXES AND OTHER LONG-TERM ASSETS:

Deferred income taxes and other long-term assets consist of the following as of June 30:

	2001	2002
	(in thousands)
Investment in Federal Perkins Loan Program, net of allowance for estimated future loan losses of $1,252 and $1,300	$2,918	$3,022
Cash value of life insurance, net of loan of $781 for 2001; face value of $6,982	2,935	4,050
Deferred income taxes	4,302	—
Other	1,670	3,905

	$11,825	$10,977

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    ACCRUED LIABILITIES:

Accrued liabilities consist of the following as of June 30:

	2001	2002
	(in thousands)
Payroll and related taxes	$10,052	$13,882
Income and other taxes	640	1,747
Other	4,000	10,829

	$14,692	$26,458

14.    INCOME TAXES:

The composition of earnings before taxes between foreign and domestic locations consists of the following for the year ended June 30:

	2000	2001	2002
	(in thousands)
Earnings before taxes
Domestic	$37,616	$47,400	$70,845
Foreign	—	—	(3,430)

	$37,616	$47,400	$67,415

The provision for income taxes includes current and deferred taxes as reflected below:

	Year ended June 30,
	2000	2001	2002
	(in thousands)
Current taxes:
Federal	$14,020	$18,129	$23,671
State	2,961	3,021	4,221
Tax benefit on stock options	(928)	(9,775)	(5,869)

Total current taxes	16,053	11,375	22,023
Deferred taxes	(1,895)	(2,728)	(2,791)
Tax benefit on stock options	928	9,775	5,869

Total provision	$15,086	$18,422	$25,101

The provision for income taxes reflected in the accompanying consolidated statements of income varies from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

	Year ended June 30,
	2000	2001	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.4	3.7	2.7
Goodwill and intangible asset related charges	.4	.5	.6
Nondeductible expenses	.4	.2	.3
Tax liability adjustment	—	—	(1.1)
Tax credits	—	—	(1.2)
Increase/(decrease) in valuation allowance	—	—	1.3
Other, net	(.1)	(.5)	(.4)

Effective income tax rate	40.1%	38.9%	37.2%

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred income tax assets (liabilities) consist of the following as of June 30:

	2000	2001	2002
	(in thousands)
Deferred income tax—current	$2,872	$4,946	$10,122
Deferred income tax—long term	2,046	4,302	(1,836)

Net deferred income tax asset	$4,918	$9,248	$8,286

Consisting of:
Allowance for doubtful accounts	$5,649	$6,766	$9,063
Assigned asset values in excess of tax basis	(1,767)	(1,640)	(3,337)
Depreciation	1,687	1,295	(401)
Foreign and state net operating loss carryforwards	—	2,235	6,979
Financial reserves and other	(651)	592	(440)
Valuation allowance	—	—	(3,578)

Net deferred income tax asset	$4,918	$9,248	$8,286

The Company has not provided any U.S. tax on undistributed earnings or losses of foreign subsidiaries that are reinvested indefinitely outside the United States. As of June 30, 2002, consolidated retained earnings of the Company included approximately $3,430,000 of undistributed losses from these investments.

As of June 30, 2002, the Company had state net operating loss carryforwards of approximately $31,339,000 and foreign net operating loss carryforwards of approximately $8,151,000 that are available to offset certain state and foreign future taxable income. These net operating loss carryforwards expire at varying dates beginning in fiscal 2008.

The valuation allowance for deferred tax assets for fiscal 2002 was $3,578,0000. The net change in valuation allowance for fiscal 2002 was an increase of $874,000. Management assesses the realizability of the deferred tax asset and considers whether it is more likely than not that some or all of the assets will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the assets can be utilized. A valuation allowance was recognized on the deferred tax asset related to the foreign net operating loss carryforwards.

15.    STOCK-BASED COMPENSATION:

The Company maintains a Stock Incentive Plan for directors, executive management and key personnel, which provides for the issuance of stock-based incentive awards with respect to a maximum of 6,000,000 shares of Common Stock. Options issued to employees under this plan provide for time-based vesting over three years.

The Company also has two non-qualified management stock option plans under which options to purchase shares of Common Stock were granted to management employees prior to 1996. All outstanding options under these non-qualified plans are fully vested. Under the terms of the three plans, the Board of Directors granted options to purchase shares at prices representing the fair market value of the shares at the time of the grant.

The Company also has an employee stock purchase plan. The plan allows eligible employees of the Company to purchase up to an aggregate of 1,500,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan was 59,800, 31,712, and 18,780 in 2000, 2001 and 2002, respectively. In 2002, an additional 15,848 shares were issued from treasury under this plan.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation expense for the stock option and stock purchase plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Year ended June 30,
		2000	2001	2002
Net income (in 000’s):	As reported	$22,530	$28,978	$42,314
	Pro forma	$19,421	$25,402	$36,203
Basic EPS:	As reported	$.78	$.97	$1.28
	Pro forma	$.67	$.85	$1.10
Diluted EPS:	As reported	$.75	$.93	$1.23
	Pro forma	$.65	$.82	$1.05

Summary of Stock Options

	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,872,653	$10.11	3,768,991	$10.25	2,567,974	$13.30
Granted	1,253,500	9.47	262,000	29.74	1,698,123	27.99
Exercised	270,392	4.44	1,352,519	8.12	630,169	11.71
Forfeited	86,770	12.72	110,498	11.47	81,786	14.86

Outstanding, end of year	3,768,991	$10.25	2,567,974	$13.30	3,554,142	$20.56

Exercisable, end of year	1,403,885		1,122,932		1,164,885

Weighted average fair value of options granted*	$5.58		$17.54		$14.10

*	The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2000	2001	2002
Risk-free interest rate	6.45%	5.79%	4.09%
Expected dividend yield	—	—	—
Expected life of options (years)	6	6	4.5
Expected volatility rate	55.0%	56.0%	60.0%

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 2.85–$ 3.60	28,614	1.75	$3.10	28,614	$3.10
7.50– 9.38	906,646	6.88	9.05	536,352	8.82
12.38– 18.50	725,507	6.31	15.37	428,488	15.50
18.80– 28.00	1,212,835	9.24	24.34	22,444	20.52
30.00– 43.87	680,540	9.16	35.46	148,987	38.38

	3,554,142	7.96	$20.56	1,164,885	$15.14

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    SEGMENT REPORTING:

The Company’s principal business is providing post-secondary education. The services of EDMC’s operations are discussed in more detail under Note 1 above, “Ownership and Operations.” In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), EDMC manages its business in relation to the services provided and accordingly has two segments: The Art Institutes and Argosy, which at June 30, 2002 includes ITI. Corporate expenses are allocated to the appropriate segment. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements. These segments are based upon the method by which management makes operating decisions and assesses performance.

Summary information by reportable segment is as follows as of and for the years ended June 30 (in thousands):

	2001				2002
	Art Institutes	Argosy	Corporate	Consolidated	Art Institutes	Argosy	Corporate	Consolidated
Revenue	$370,681	$—	$—	$370,681	$457,490	$43,086	$—	$500,576
Depreciation and amortization	26,055	—	—	26,055	30,763	3,301	—	34,064
Income before interest and taxes	49,675	—	—	49,675	67,771	1,196	—	68,967
Capital expenditures	36,271	—	2,551	38,822	41,241	1,522	7,608	50,371
Total assets	261,694	—	25,846	287,540	334,937	131,734	25,984	492,655
Long-lived assets	180,141	—	24,224	204,365	229,796	99,591	23,226	352,613

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 9, 2002, the Board of Directors of the Company, on the recommendation of its Audit Committee, engaged Ernst & Young LLP (“E&Y”), replacing Arthur Andersen LLP (“Arthur Andersen”), to serve as the Company’s independent public accountants for the fiscal year ending June 30, 2002. This determination followed the Company’s decision to seek proposals from independent auditors to audit its financial statements.

Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the fiscal years ended June 30, 2001, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2001, and 2000 and through May 9, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such year. During the same periods, there were also no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission. The Company has provided Arthur Andersen with a copy of the foregoing statements and has received a letter from Arthur Andersen stating its agreement with these statements. This letter was an exhibit to the Company’s report on Form 8-K dated May 14, 2002.

During the fiscal years ended June 30, 2001 and 2000 and through the date of the Board’s decision, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

During the period from May 9 through June 30, 2002, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to E&Y’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such year. During the same periods, there were also no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item will be contained in the Proxy Statement under the captions “Nominees as Directors for Terms Expiring at the 2005 Annual Meeting of Shareholders,” “Directors Continuing in Office,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Proxy Statement under the captions “Compensation of Executive Officers,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participants” and “Employment Agreements,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be contained in the Proxy Statement under the caption “Security Ownership,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Proxy Statement under the caption “Certain Transactions,” and is incorporated herein by reference.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The exhibits listed on the Exhibit Index on pages E-1 to E-3 of this Form 10-K are filed herewith or are incorporated herein by reference.

(1)    Financial Statements:

The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 35 through 56 of this Form 10-K.

Reports of Independent Auditors

Consolidated Balance Sheets as of June 30, 2001 and 2002

Consolidated Statements of Income for years ended June 30, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for years ended June 30, 2000, 2001 and 2002

Consolidated Statements of Shareholders’ Investment for years ended June 30, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

(2)    Supplemental Financial Statement Schedules

Valuation and Qualifying Accounts, on page S-1 of this Form 10-K, is filed herewith.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)    Reports on Form 8-K:

A report on Form 8-K dated May 14, 2002 related to the change in the Company’s certifying accountant, from Arthur Andersen LLP to Ernst & Young LLP. The items listed were Item 4, Changes in Registrant’s Certifying Accountant, and Item 7, Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

By: /S/ ROBERT B. KNUTSON Robert B. Knutson
Chairman and Chief Executive Officer

Date: September 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT B. KNUTSON Robert B. Knutson	Chairman and Chief Executive Officer; Director	September 27, 2002

/S/ ROBERT P. GIOELLA Robert P. Gioella	President and Chief Operating Officer; Director	September 27, 2002

/S/ JOHN R. MCKERNAN, JR. John R. McKernan, Jr.	Vice Chairman; Director	September 27, 2002

/S/ ROBERT T. MCDOWELL Robert T. McDowell	Executive Vice President and Chief Financial Officer	September 27, 2002

/S/ ROBERT H. ATWELL Robert H. Atwell	Director	September 27, 2002

/S/ JAMES J. BURKE, JR. James J. Burke, Jr.	Director	September 27, 2002

/S/ WILLIAM M. CAMPBELL, III William M. Campbell, III	Director	September 27, 2002

/S/ ALBERT GREENSTONE Albert Greenstone	Director	September 27, 2002

/S/ MIRYAM L. KNUTSON Miryam L. Knutson	Director	September 27, 2002

/S/ JAMES S. PASMAN, JR. James S. Pasman, Jr.	Director	September 27, 2002

/S/ DANIEL M. FITZPATRICK Daniel M. Fitzpatrick	Vice President and Controller	September 27, 2002

CERTIFICATIONS

I, Robert B. Knutson, certify that:

1.    I have reviewed this annual report on Form 10-K of Education Management Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/    ROBERT B. KNUTSON

Robert B. Knutson
Chief Executive Officer

I, Robert T. McDowell, certify that:

1.    I have reviewed this annual report on Form 10-K of Education Management Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 27, 2002

/s/    ROBERT T. MCDOWELL

Robert T. McDowell
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit	Method of Filing

3.01	Amended and Restated Articles of Incorporation	Incorporated herein by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 (the “1997 Form 10-K”)

3.02	Articles of Amendment filed on February 4, 1997	Incorporated herein by reference to Exhibit 3.02 to the 1997 Form 10-K

3.03	Restated By-laws	Incorporated herein by reference to Exhibit 3.03 to the 1997 Form 10-K

4.01	Specimen Common Stock Certificate
Incorporated herein by reference to Exhibit 4.01 to Amendment No. 3 filed on October 28, 1996 to the Company’s Registration Statement on Form S-1 (File No. 333-10385) filed on August 19, 1996 (the “Form S-1”)

4.02	Rights Agreement, dated as of October 1, 1996, between Education Management Corporation and Mellon Bank, N.A	Incorporated herein by reference to Exhibit 4.02 to the 1997 Form 10-K

4.03	Amendment No. 1, dated November 9, 1999, to the Rights Agreement dated as of October 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent	Incorporated herein by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the “September 30, 1999 10-Q”)

4.04	Letter Agreement dated November 9, 1999 by and among the Company, Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management Inc. and Ronald Baron	Incorporated herein by reference to Exhibit 4.02 to the September 30, 1999 10-Q

4.05	Amended and Restated Credit Agreement dated September 20, 2001 among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated herein by reference to Exhibit 2 to Schedule 13D filed by Argosy Education Group, Inc. (“Argosy”) on October 9, 2001

4.06
First Amendment to Amended and Restated Credit Agreement, dated February 15, 2002, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks
Filed herewith

4.07
Second Amendment to Amended and Restated Credit Agreement, dated August 19, 2002, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks
Filed herewith

Exhibit Number	Exhibit	Method of Filing

10.01	Agreement and Plan of Merger dated July 9, 2001 among Argosy, the Company and HAC Inc.	Incorporated herein by reference to Exhibit 2.1 to Argosy’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (the “Argosy May 2001 10-Q”)

10.02	Stock Purchase Agreement dated July 9, 2001 between the Company and Michael C. Markovitz	Incorporated herein by reference to Exhibit 2.2 to the Argosy May 2001 10-Q

10.03	Education Management Corporation Retirement Plan, amended and restated as of August 1, 2001	Filed herewith*

10.04	Education Management Corporation Management Incentive Stock Option Plan, effective November 11, 1993	Incorporated herein by reference to Exhibit 10.05 to the Form S-1*

10.05	EMC Holdings, Inc. Management Incentive Stock Option Plan, effective July 1, 1990	Incorporated herein by reference to Exhibit 10.06 to Amendment No. 1 to the Form S-1, filed on October 1, 1996 (“Amendment No. 1”)*

10.06	Form of Management Incentive Stock Option Agreement, dated various dates, between EMC Holdings, Inc. and various management employees	Incorporated herein by reference to Exhibit 10.07 to Amendment No. 1*

10.07	Form of Amendment to Management Incentive Stock Option Agreement, dated January 19, 1995, among Education Management Corporation and various management employees	Incorporated herein by reference to Exhibit 10.08 to Amendment No. 1*

10.08	Education Management Corporation Deferred Compensation Plan, amended and restated as of January 1, 2002	Filed herewith*

10.09	Education Management Corporation Employee Stock Purchase Plan	Filed herewith*

10.10	2001 Restatement of the Education Management Corporation 1996 Stock Incentive Plan	Incorporated herein by reference to Exhibit A to the Proxy Statement for the Company’s 2001 Annual Meeting*

10.11	Third Amended and Restated Employment Agreement, dated as of September 8, 1999, between Robert B. Knutson and Education Management Corporation	Incorporated herein by reference to Exhibit 10.09 to the 1999 Form 10-K*

10.12	Form of Employment Agreement, dated as of June 4 and September 8, 1999, between certain executives and Education Management Corporation	Incorporated herein by reference to Exhibit 10.10 to the 1999 Form 10-K*

10.13	Employment Agreement dated July 9, 2001 between the Company and Michael C. Markovitz	Filed herewith*

Exhibit Number	Exhibit	Method of Filing

10.14	Form of EMC-Art Institutes International, Inc. Director’s and/or Officer’s Indemnification Agreement	Incorporated herein by reference to Exhibit 10.17 to the Form S-1*

10.15	Senior Management Team Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the 1999 Form 10-K*

10.16
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
Incorporated herein by reference to Exhibit 10.19 to the 1997 Form 10-K

16.01	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 10, 2002	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K dated May 14, 2002.

21.01	Material subsidiaries of Education Management Corporation	Filed herewith

23.01	Consent of Ernst & Young LLP	Filed herewith

23.02	Information Regarding Consent of Arthur Andersen LLP	Filed herewith

99.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

99.02	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

99.03	Statement Regarding Western State University College of Law	Incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Education Management Corporation and Subsidiaries included in this Form 10-K, and have issued our report thereon dated August 1, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Pittsburgh, Pennsylvania
August 1, 2002

SCHEDULE II

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Other(a)	Balance at End of Period
Allowance accounts for:
Year ended June 30, 2000
Uncollectible accounts receivable	$9,367	$7,551	$2,986	$156	$14,088
Estimated future loan losses	1,155	54	—	—	1,209

Year ended June 30, 2001
Uncollectible accounts receivable	$14,088	$9,250	$6,109	$181	$17,410
Estimated future loan losses	1,209	43	—	—	1,252

Year ended June 30, 2002
Uncollectible accounts receivable	$17,410	$12,463	$7,575	$1,645	$24,003
Estimated future loan losses	1,252	48	—	—	1,300
Deferred tax asset valuation allowance	—	874	—	2,704	3,578

(a)	Allowance for uncollectible accounts receivable and valuation allowance for deferred tax assets acquired in connection with acquisitions of subsidiaries.

S-1