Form 10-Q
period 2002-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2002-11-13
CIK 880059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended: September 30, 2002
Commission File Number: 000-21363

EDUCATION MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1119571
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA	15222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 562-0900

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Preferred Share Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the registrant’s Common Stock outstanding as of September 30, 2002 was 35,274,029.

PART I

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2001	June 30, 2002	September 30, 2002
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,604	$84,477	$66,010
Restricted cash	2,370	1,756	2,428

Total cash	6,974	86,233	68,438
Receivables, net	31,606	30,378	43,298
Inventories	5,248	3,932	6,261
Deferred and prepaid income taxes	4,946	12,847	12,847
Other current assets	9,081	6,652	8,344

Total current assets	57,855	140,042	139,188

Property and equipment, net	158,564	191,698	203,370
Deferred income taxes and other long-term assets	14,170	10,977	10,848
Intangible assets, net of amortization	68,493	149,938	149,034

Total assets	$299,082	$492,655	$502,440

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$47	$25,076	$77
Accounts payable	16,575	17,550	11,565
Accrued liabilities	15,836	26,458	22,564
Advance payments and deferred tuition	74,129	70,588	109,423

Total current liabilities	106,587	139,672	143,629

Long-term debt, less current portion	29,360	3,500	3,480
Deferred income taxes and other long-term liabilities	61	2,906	2,887
Shareholders’ investment:
Common stock	305	352	354
Additional paid-in capital	108,092	250,271	253,587
Treasury stock, at cost	(2,083)	(1,495)	(1,495)
Retained earnings	56,760	97,091	99,929
Accumulated other comprehensive income	—	358	69

Total shareholders’ investment	163,074	346,577	352,444

Total liabilities and shareholders’ investment	$299,082	$492,655	$502,440

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,
	2001	2002
Net revenues	$91,874	$128,143
Costs and expenses:
Educational services	67,132	94,130
General and administrative	20,724	28,160
Amortization of intangible assets	309	965

	88,165	123,255

Income before interest and taxes	3,709	4,888
Interest expense, net	479	310

Income before income taxes	3,230	4,578
Provision for income taxes	1,247	1,740

Net income	$1,983	$2,838

Earnings per share:
Basic	$.07	$.08

Diluted	$.06	$.08

Weighted average number of shares outstanding (000’s):
Basic	30,336	35,152
Diluted	32,134	36,578

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three months ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$1,983	$2,838
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,853	9,250
Changes in current assets and liabilities:
Restricted cash	(2,152)	(672)
Receivables	(5,003)	(12,920)
Inventories	(1,720)	(2,329)
Other current assets	(4,357)	(1,692)
Accounts payable	10,286	3,492
Accrued liabilities	1,313	(3,894)
Advance payments and deferred tuition	21,681	38,835

Total adjustments	26,901	30,070

Net cash flows from operating activities	28,884	32,908

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(25,325)	—
Expenditures for property and equipment	(20,132)	(29,395)
Other items, net	(2,784)	(105)

Net cash flows from investing activities	(48,241)	(29,500)

Cash flows from financing activities:
Revolving credit facility activity, net	(24,225)	(25,000)
Principal payments on debt	(28)	(19)
Proceeds from issuance of Common Stock	1,142	3,318

Net cash flows from financing activities	(23,111)	(21,701)

Effective exchange rate changes on cash	—	(174)

Net change in cash and cash equivalents	(42,468)	(18,467)
Cash and cash equivalents, beginning of period	47,072	84,477

Cash and cash equivalents, end of period	$4,604	$66,010

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$469	213
Income taxes	152	22

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    NATURE OF OPERATIONS:

Education Management Corporation (“EDMC” or the “Company”) is among the largest providers of private postsecondary education in North America, based on student enrollment and revenue. EDMC’s Art Institutes offer master’s, bachelor’s, associate’s and non-degree programs in the areas of design, media arts, fashion, and culinary arts. EDMC’s Argosy Education Group, Inc. (“Argosy”) provides graduate and undergraduate degree programs in various fields including psychology, education, business, law and the health sciences. The Company has provided career-oriented education for 40 years.

2.    BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Fiscal 2002 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of June 30, 2002 has been derived from the audited balance sheet included in the Company’s Fiscal 2002 Annual Report on Form 10-K. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2002 and 2003 refer to the periods ended September 30, 2001 and 2002, respectively.

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

Certain prior period balances have been reclassified to conform to the current period presentation.

3.    CAPITAL STOCK:

Reflected below is a summary of the Company’s capital stock:

	Par Value	Authorized	September 30, 2001	June 30, 2002	September 30, 2002
Issued:
Preferred Stock	$.01	10,000,000	—	—	—
Common Stock	$.01	60,000,000	30,479,880	35,182,203	35,364,211
Held in treasury:
Common Stock	N/A	N/A	125,658	90,182	90,182

4.    BUSINESS ACQUISITIONS:

On December 21, 2001, the Company purchased Argosy, a leading provider of postgraduate professional education. The Company has consolidated Argosy’s results of operations as of the acquisition date. The following table reports pro forma information as if the acquisition of Argosy had been completed at the beginning of the stated period (unaudited, in thousands, except per share amounts):

	Three months ended September 30,
	2001	2002
Net revenues
As reported	$91,874	$128,143
Pro forma	106,528	128,143
Net Income
As reported	$1,983	$2,838
Pro forma	587	2,838
Diluted earnings per share
As reported	$0.06	$0.08
Pro forma	0.02	0.08

5.    EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of diluted shares (in thousands):

	Three months ended September 30,
	2001	2002
Basic shares	30,336	35,152
Dilution for stock options	1,798	1,426

Diluted shares	32,134	36,578

For the quarter ended September 30, 2002, options to purchase 108,644 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

6.    COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended September 30,
	2001	2002
Net income	$1,983	$2,838
Other comprehensive income:
Foreign currency translation	—	(289)

Comprehensive income	$1,983	2,549

Accumulated other comprehensive income represents only the foreign currency translation adjustment of approximately $69,000 as of September 30, 2002.

7.    SEGMENT REPORTING:

The Company’s principal business is providing post-secondary education. The services of EDMC’s operations are discussed in more detail under Note 1, “Nature of Operations.” In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), EDMC manages its business according to two segments: The Art Institutes and Argosy. Effective for fiscal 2003, ITI, Information Technology Institute Incorporated (“ITI”) is combining locations with Art Institute facilities and is now reported within the Art Institutes d ivision. The Company did not own Argosy or ITI for the comparable prior period.

These segments are based upon the method by which management makes operating decisions and assesses performance. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

Summary information by reportable segment is as follows (in thousands):

	Three months ended September 30,
	2001	2002
Net revenue

Art Institutes	$91,874	$110,606
Argosy	—	17,537

	$91,874	$128,143

Income before interest and taxes
Art Institutes	$3,709	$6,532
Argosy	—	(1,644)

	$3,709	$4,888

	As of September 30,
	2001	2002
Total assets
Art Institutes	$270,453	$281,343
Argosy	—	138,275

	270,453	419,618
Corporate	28,629	82,822

Consolidated	$299,082	$502,440

8.    INTANGIBLE ASSETS:

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which goodwill is no longer amortized. As required by SFAS 142, an independent appraisal company evaluated the intangible assets for impairment as of July 1, 2001 and no impairment existed. In addition, the Company evaluates the intangible assets for impairment annually (or more frequently, if needed), with any resulting impairment reflected as an operating expense.

Amortization of intangible assets for the three months ended September 30, 2002 was approximately $965,000. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	(in thousands)
2003 (remainder)	2,981
2004	3,614
2005	3,475
2006	2,503
2007	1,907

Intangible assets consisted of the following (in thousands):

	As of June 30, 2002		As of September 30, 2002		Weighted Average Amortization Period (years)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Curriculum	$7,567	$(1,645)	$7,861	$(1,961)	6
Accreditation	3,486	(433)	3,486	(504)	12
Bachelors’ program	1,100	(125)	1,100	(144)	15
Student contracts and applications	6,929	(1,322)	6,929	(1,799)	3
Software	256	(55)	252	(75)	3
Title IV	750	(30)	750	(42)	16
Tradename	500	—	500	—	Indefinite
Other	2,768	(1,117)	2,768	(1,169)	13

Total	$23,356	$(4,727)	$23,646	$(5,692)	6

The only change in the carrying amount of goodwill of $131,080 for the three months ended September 30, 2002 was a decrease of approximately $229,000 in the Art Institutes segment, due to the foreign currency translation adjustment.

9.    SUBSEQUENT EVENTS:

Subsequent to September 30, 2002, the following acquisitions occurred:

On October 3, 2002, the Company acquired the Center for Digital Imaging and Sound (“CDIS”) in Burnaby, British Columbia, Canada.

On October 15, 2002, the Company purchased assets and assumed certain liabilities of the California Design College located in Los Angeles, California. This acquisition is subject to receiving certain regulatory approvals.

On November 8, 2002, the Company acquired the Institute of Digital Arts (“IDA”) in Richmond, British Columbia, Canada.

These transactions are accounted for as purchases in accordance with SFAS 141, “Business Combinations.” These entities were purchased for $25.8 million in the aggregate. CDIS and IDA will provide EDMC with a strong base for the addition of Art Institute programs in Vancouver. The purchase of the California Design College will allow EDMC to expand on its current base of students in the Los Angeles area.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                    FINANCIAL CONDITION

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2002 and 2003 are to the periods ended September 30, 2001 and 2002, respectively.

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

The Company believes that the following critical accounting policies affect the more significant judgements and estimates used in the preparation of the financial statements:

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

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently-acquired schools have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $6.3 million and $5.2 million, related to programs not on the Art Institutes’ quarterly academic calendar, is included with advanced payments and deferred tuition in the accompanying condensed consolidated balance sheets as of September 2001 and 2002, respectively.

Argosy’s academic programs follow a semester schedule and several programs were in session as of September 30, 2002. Accordingly, unearned revenue of approximately $21.0 million related to Argosy is included with advanced payments and deferred tuition in the accompanying condensed consolidated balance sheet.

Refunds are calculated in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student (in-school, out-of-school, summer leave of absence and balances in collection) and establishes a reserve based on the likelihood of collections (in-school receivables having the lowest percentage reserved).

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

Results of Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

Net revenues increased by 39.5% to $128.1 million in 2003 from $91.9 million in the first quarter of 2002 primarily due to an increase in student enrollment of 33.7% to 32,814 from 24,550 in the prior year, accompanied by tuition increases.

Art Institute net revenues increased by 20.4% to $110.6 million in 2003 from $91.9 million in the first quarter of 2002. Total student enrollment at the Art Institutes increased 14.5% over the prior year to 28,108 from 24,550, accompanied by a tuition increase of approximately 7% over the prior year. Enrollment at locations operated by the Art Institutes for 24 months or more increased 9.5% to 25,976 compared to 23,732 in the prior year. In addition to growth at established locations, results for fiscal 2003 include a full quarter of revenue for International Fine Arts College (“IFAC”), which the Company acquired in the first quarter of the prior year.

Argosy’s net revenues were approximately $17.5 million for the three-month period ended September 30, 2002. Argosy’s enrollment for this period was 4,706. The Company did not own Argosy in the comparable prior quarter.

Educational services expense increased by $27.0 million, or 40.2%, to $94.1 million in 2003 from $67.1 million in 2002, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, and depreciation and amortization. Overall, educational services expense as a percentage of revenue increased 40 basis points from 73.1% in fiscal 2002 to 73.5% in 2003. Art Institutes’ educational services expenses increased 18.5% to $79.8 million in 2003, as compared to $67.1 million in 2002. As a percentage of revenue, Art Institutes’ expenses improved 90 basis points to 72.2% in 2003 from 73.1% for the first quarter of 2002. The improvement at the Art Institutes is attributable to reductions in costs at established locations, partially offset by increases at those Art Institutes recently acquired or opened. Argosy’s educational services expenses were $14.3 million for 2003, representing approximately 81.7% of net revenues.

General and administrative expense was $28.2 million in 2003, up 35.9% from $20.7 million in 2002. The increase over the comparable quarter in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses. As a percentage of net revenues, general and administrative expense decreased 60 basis points to 22.0% as compared to 22.6% in the first quarter of fiscal 2002. Art Institutes’ general and administrative expenses increased 14.3% to $23.7 million in 2003, as compared to $20.7 million in 2002. As a percentage of revenue, Art Institutes’ expenses improved 120 basis points to 21.4% in 2003 from 22.6% for the first quarter of 2002. The improvement at the Art Institutes is attributable primarily to operating leverage on marketing and admissions expenditures at established school locations and on centralized staff functions. Argosy’s general and administrative expenses were $4.5 million for 2003, representing approximately 25.5% of net revenues.

Amortization of intangibles increased by $656,000 to $965,000 in 2003, as compared to $309,000 in the first quarter of fiscal 2002. This increase results from amortization of intangibles associated with the acquisitions of IFAC, ITI, Argosy, and the amortization of ongoing curriculum development at The Art Institute Online.

EBIT increased by $1.2 million to $4.9 million in 2003 from $3.7 million in 2002. The EBIT margin decreased to 3.8% for the quarter as compared to 4.0% for the prior year.

Art Institute EBIT increased $2.8 million to $6.5 million for the three months ended September 30, 2002 as compared to $3.7 million in the prior year. The Art Institute EBIT margin increased by 190 basis points to 5.9% for the quarter as compared to 4.0% for the prior year through increases in revenue and margin improvements at the Art Institutes in both educational services and general and administrative costs. In addition, certain centralized costs are now allocated to the Argosy division. This served to improve the Art Institute EBIT margin, as compared to the prior year.

Argosy had an operating loss of $1.6 million, including the allocated centralized costs from EDMC, representing 9.4% of their net revenues for the three months ended September 30, 2002. The Company did not own Argosy for the comparable quarter in the prior year. Argosy’s net loss for the first quarter is attributed primarily to seasonally low revenue accompanied by certain costs and expenses that do not fluctuate as significantly as revenues.

Net interest expense was $310,000 in 2003, as compared to $479,000 in 2002. The Company’s outstanding borrowings were reduced significantly at the end of the second quarter of 2002 from cash received in the Company’s secondary stock offering (the “Offering”). Net interest expense includes, among other items, the amortization of fees paid in connection with obtaining the Company’s credit agreement (the “Credit Agreement”) and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate was 38.0% for the first quarter of fiscal 2003, as compared to 38.6% in the comparable quarter of the prior year. The improvement in the rate as compared to the prior year is primarily due to the reduced impact of non-deductible expenses as a percent of income before income taxes. The effective rates differed primarily due to the combined federal and state statutory rates due to expenses that are non-deductible for tax purposes.

Net income increased by $855,000 to $2.8 million in 2003 from $2.0 million in 2002. The increase is attributable to improved results from operations at the Art Institutes, lower interest expense, and a reduced effective tax rate, partially offset by operating losses at Argosy and an increase in amortization of intangibles.

Seasonality and Other Factors Affecting Quarterly Results

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new students begin postsecondary education. Some students choose not to attend classes during summer months, although the Company’s schools encourage year-round attendance. As a result, total student enrollments at the Company’s schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company’s costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, the Company’s profitability has been lowest in its fiscal first quarter due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter. The Company anticipates that the seasonal pattern in revenues and earnings will continue in the future.

Liquidity and Capital Resources

As of September 30, 2002, the Company’s unrestricted cash balance was $66.0 million, a decrease of $18.5 million from $84.5 million at June 30, 2002 and an increase of $61.4 million over September 30, 2001. Cash increased significantly compared to fiscal 2002, as a result of the Offering that occurred in November 2001. The reduction in cash of $18.5 million as compared to June 30, 2002 was primarily a result of the Company’s repayment of borrowings outstanding at year-end.

The Company generated positive cash flow from operating activities of $32.9 million for the three months ended September 30, 2002, an increase of $4.0 million over the comparable period for fiscal 2002, due primarily to increases in net income and non-cash charges.

The Company had a working capital deficit of $4.4 million as of September 30, 2002, as compared to $370,000 of working capital as of June 30, 2002 and a deficit of $48.7 million as of September 30, 2001. The increase in working capital over the prior year reflects the cash infusion from the Offering and cash flows from operations. Net receivables increased $12.9 million from June 30, 2002 and $11.7 million from September 30, 2001, primarily as a result of the receivables related to the acquisitions that occurred over the past twelve months, higher student enrollment and the corresponding revenue increases.

The Company’s Credit Agreement allows borrowings up to $150 million on a revolving basis. The Credit Agreement, which will expire September 20, 2004, contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of September 30, 2002, the Company had no borrowings under this facility and was in compliance with all covenants under the Credit Agreement.

Borrowings under the Credit Agreement are available to the Company to finance acquisitions and fund seasonal working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter. Additionally, Title IV proceeds for continuing students can be received up to ten days prior to the start of an academic quarter. For most of the Company’s Art Institute schools, the academic and financial quarters coincide.

The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Credit Agreement. The Company used $25.8 million of cash subsequent to September 30, 2002 (see Note 9) for the acquisition of three new schools.

The following table describes the Company’s commitments under various contracts and agreements as of September 30, 2002 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2003 (remainder)	2004-2005	2006-2007	2008- Thereafter
Standby letters of credit(1)	$826	$—	$—	$ —	$—
Mortgage obligation	3,559	59	162	3,338	—
Operating leases	479,847	42,380	100,447	94,567	242,453

Total commitments	$483,406	$42,439	$100,609	$97,905	$242,453

(1)	The Company does not anticipate these letters of credit will be drawn on.

The Company anticipates its total capital spending for fiscal 2003 will increase as compared to the prior year, both in-total and as a percentage of revenue. The 2003 expenditures relate principally to the investment in schools acquired or started during the previous several years and those added in 2003, continued expansion and improvements to current facilities, new culinary arts programs, additional or replacement school and housing facilities, classroom and administrative technology and construction of a new facility for Argosy University – Twin Cities.

The majority of the Company’s facilities are leased. Future commitments on existing leases will be paid from cash provided from operating activities.

ITEM	3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4—CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. The Company’s management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II

ITEM 1— LEGAL PROCEEDINGS

Not Applicable

ITEM 2— CHANGES IN SECURITIES

Not Applicable

ITEM 3— DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5— OTHER INFORMATION

Not Applicable

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

(15.1)	Independent Accountants’ Review Report

(99.1)	Certifications Pursuant to 18 U.S.C. Section 1350

(99.2)	Statement regarding Western State University College of Law (incorporated by reference to Exhibit 99 to the
             Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(b)    Reports on Form 8-K:

  No reports on Form 8-K were filed for the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION
(Registrant)

Date:  November 13, 2002

/s/ ROBERT B. KNUTSON
Robert B. Knutson Chairman and Chief Executive Officer

/s/ ROBERT T. MCDOWELL
Robert T. McDowell Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert B. Knutson, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Education Management Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ ROBERT B. KNUTSON
Robert B. Knutson Chairman and Chief Executive Officer

I, Robert T. McDowell, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Education Management Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ROBERT T. MCDOWELL
Robert T. McDowell
Executive Vice President and Chief Financial Officer