Form 10-Q
period 2002-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2003-02-07
CIK 880059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002	Commission File Number: 000-21363

EDUCATION MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1119571
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA	15222
(Address of principal executive offices)	(Zip Code)

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

Yes     X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes              No     X

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2002 was 35,403,716.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	June 30,	December 31,
	2001	2002	2002
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,936	$84,477	$5,486
Restricted cash	516	1,756	2,561

Total cash	45,452	86,233	8,047
Receivables, net	33,318	30,378	35,509
Inventories	4,033	3,932	4,638
Deferred and prepaid income taxes	5,715	12,847	10,102
Other current assets	9,813	6,652	9,386

Total current assets	98,331	140,042	67,682

Property and equipment, net	186,967	191,698	223,174
Deferred income taxes and other long-term assets	10,822	10,977	10,390
Intangible assets, net of amortization	143,165	149,938	173,185

Total assets	$439,285	$492,655	$474,431

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$508	$25,076	$140
Accounts payable	6,146	17,550	11,440
Accrued liabilities	29,381	26,458	35,315
Advance payments and deferred tuition	81,720	70,588	40,923

Total current liabilities	117,755	139,672	87,818
Long-term debt, less current portion	3,541	3,500	3,638
Deferred income taxes and other long-term liabilities	5,742	2,906	3,350
Shareholders’ investment:
Common stock	348	352	355
Additional paid-in capital	237,376	250,271	255,157
Treasury stock, at cost	(1,495)	(1,495)	(1,495)
Retained earnings	76,044	97,091	125,740
Accumulated other comprehensive income (loss)	(26)	358	(132)

Total shareholders’ investment	312,247	346,577	379,625

Total liabilities and shareholders’ investment	$439,285	$492,655	$474,431

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2001	2002	2001	2002
Net revenues	$129,490	$175,136	$221,364	$303,279
Costs and expenses:
Educational services	74,326	100,753	141,458	194,883
General and administrative	22,679	31,322	43,403	59,482
Amortization of intangible assets	530	1,095	839	2,060

	97,535	133,170	185,700	256,425

Income before interest and taxes	31,955	41,966	35,664	46,854
Interest expense, net	548	332	1,027	642

Income before income taxes	31,407	41,634	34,637	46,212
Provision for income taxes	12,123	15,823	13,370	17,563

Net income	$19,284	$25,811	$21,267	$28,649

Earnings per share:
Basic	$.61	$.73	$.68	$.81

Diluted	$.58	$.70	$.65	$.78

Weighted average number of shares outstanding (000’s):
Basic	31,829	35,339	31,088	35,265
Diluted	33,363	36,685	32,626	36,650

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six months ended December 31,
	2001	2002
Cash flows from operating activities:
Net income	$21,267	$28,649
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,049	18,551
Changes in current assets and liabilities:
Restricted cash	(298)	(805)
Receivables	(8,604)	(4,194)
Inventories	(463)	(668)
Other current assets	860	(64)
Accounts payable	(2,249)	3,035
Accrued liabilities	9,956	8,319
Advance payments and deferred tuition	32,007	(31,405)

Total adjustments	45,258	(7,231)

Net cash flows from operating activities	66,525	21,418

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(105,830)	(24,044)
Expenditures for property and equipment	(28,892)	(55,648)
Other items, net	(3,372)	(417)

Net cash flows from investing activities	(138,094)	(80,109)

Cash flows from financing activities:
Revolving credit facility activity, net	(53,525)	(25,000)
Principal payments on debt	(8,073)	(51)
Proceeds from issuance of Common Stock	131,057	4,889

Net cash flows from financing activities	69,459	(20,162)

Effective exchange rate changes on cash	(26)	(138)

Net change in cash and cash equivalents	(2,136)	(78,991)
Cash and cash equivalents, beginning of period	47,072	84,477

Cash and cash equivalents, end of period	$44,936	$5,486

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$740	$374
Income taxes	552	49
Cash paid for acquistions:
Fair value of:
Assets acquired	$154,309	$29,302
Liabilities assumed	(36,280)	(3,385)

Cash paid	118,029	25,917
Less: cash acquired	(9,920)	(1,873)
Stock options exchanged in connection with acquisition of subsidiary	2,279	—

Net cash paid for acquisitions	$105,830	$24,044

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

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2002 (the “Fiscal 2002 Annual Report”). The accompanying condensed consolidated balance sheet as of June 30, 2002 has been derived from the audited balance sheet included in the Company’s Fiscal 2002 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2002 and 2003 refer to the periods ended December 31, 2001 and 2002, respectively.

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

Certain prior period balances have been reclassified to conform to the current period presentation.

3.	CAPITAL STOCK:

Reflected below is a summary of the Company’s capital stock:

	Par Value	Authorized	December 31, 2001	June 30, 2002	December 31, 2002
Issued:
Preferred Stock	$.01	10,000,000	—	—	—
Common Stock	$.01	60,000,000	34,845,153	35,182,203	35,493,898
Held in treasury:
Common Stock	N/A	N/A	90,182	90,182	90,182

4.	BUSINESS ACQUISITIONS:

On October 3, 2002, the Company acquired the stock of the Center for Digital Imaging and Sound (“CDIS”) in Burnaby, British Columbia, Canada.

On October 15, 2002, the Company purchased assets and assumed certain liabilities of the California Design College located in Los Angeles, California. This acquisition received regulatory approval in December 2002.

On November 8, 2002, the Company acquired the stock of Infocast Digital Arts Inc., which operates IDA Institute of Digital Arts (“IDA”) in Richmond, British Columbia, Canada.

These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” These entities were purchased for $25.9 million in the aggregate. CDIS and IDA will provide EDMC with a strong base for the addition of Art Institute programs in Vancouver. The purchase of California Design College will allow EDMC to expand on its current base of students in the Los Angeles area.

On December 21, 2001, the Company purchased Argosy, a leading provider of postgraduate professional education. The Company has consolidated Argosy’s results of operations as of the acquisition date. The following table reports pro forma information as if the acquisition of Argosy had been completed at July 1, 2001 (unaudited, in thousands, except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Net revenues
As reported	$129,490	$175,136	$221,364	$303,279
Pro forma	145,294	175,136	251,822	303,279
Net Income
As reported	$19,284	$25,811	$21,267	$28,649
Pro forma	18,795	25,811	19,382	28,649
Diluted earnings per share
As reported	$.58	$.70	$.65	$.78
Pro forma	.56	.70	.59	.78

5.	EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of diluted shares (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Basic shares	31,829	35,339	31,088	35,265
Dilution for stock options	1,534	1,346	1,538	1,385

Diluted shares	33,363	36,685	32,626	36,650

For the quarters ended December 31, 2001 and 2002, options to purchase 140,181 and 120,629 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period), respectively.

6.	COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Net income	$19,284	$25,811	$21,267	$28,649
Other comprehensive loss:
Foreign currency translation	(26)	(201)	(26)	(490)

Comprehensive income	$19,258	$25,610	$21,241	$28,159

Accumulated other comprehensive loss represents only the foreign currency translation adjustment of approximately ($26,000) and ($132,000) as of December 31, 2001 and 2002, respectively.

7.	SEGMENT REPORTING:

        The Company’s principal business is providing post-secondary education. The services of EDMC’s operations are discussed in more detail under Note 1, “Nature of Operations.” In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), EDMC manages its business according to two segments: The Art Institutes and Argosy. Effective for fiscal 2003, ITI Information Technology Institute Incorporated (“ITI”) is now reported within the Art Institutes division. The prior period results have been reclassified accordingly. The Company acquired ITI and Argosy on November 23, 2001 and December 21, 2001, respectively.

        These segments are based upon the method by which management makes operating decisions and assesses performance. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

Summary information by reportable segment is as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Net revenue
Art Institutes	$128,988	$152,293	$220,862	$262,899
Argosy	502	22,843	502	40,380

	$129,490	$175,136	$221,364	$303,279

Income before interest and taxes
Art Institutes	$32,106	$37,716	$35,815	$44,248
Argosy	(151)	4,250	(151)	2,606

	$31,955	$41,966	$35,664	$46,854

	As of December 31,
	2001	2002
Total assets
Art Institutes	$281,268	$303,749
Argosy	105,146	119,324

	386,414	423,073
Corporate	52,871	51,358

Consolidated	$439,285	$474,431

8.	INTANGIBLE ASSETS:

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which goodwill is no longer amortized. As required by SFAS 142, an independent appraisal company evaluated the intangible assets for impairment and no impairment existed. In addition, the Company evaluates the intangible assets for impairment annually (or more frequently, if needed), with any resulting impairment reflected as an operating expense.

Amortization of intangible assets for the three and six months ended December 31, 2002 was approximately $1.1 million and $2.1 million, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2003 (remainder)	$2,384
2004	4,503
2005	3,192
2006	1,818
2007	885

Intangible assets consisted of the following (in thousands):

	As of June 30, 2002		As of December 31, 2002		Weighted Average Amortization Period (years)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Curriculum	$7,567	$(1,645)	$8,559	$(2,282)	6
Accreditation	3,486	(433)	3,533	(579)	12
Bachelors’ programs	1,100	(125)	1,100	(162)	15
Student contracts and applications	6,929	(1,322)	7,806	(2,384)	3
Software	256	(55)	371	(105)	3
Title IV	750	(30)	785	(55)	14
Tradename	500	—	500	—	Indefinite
Other	2,768	(1,117)	2,768	(1,220)	13

Total	$23,356	$(4,727)	$25,422	$(6,787)	6

The changes in the carrying amount of goodwill, by reporting segment, for the six months ended December 31, 2002 are as follows (in thousands):

	Art Institutes	Argosy	Total
Balance as of June 30, 2002	$64,123	$67,186	$131,309
Goodwill related to acquisitions during the current fiscal year	24,769	—	24,769
Purchase price adjustments	(210)	(1,111)	(1,321)
Goodwill variance due to foreign currency translation	(207)	—	(207)

Balance as of December 31, 2002	$88,475	$66,075	$154,550

9.	GUARANTEES:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries. The approximate minimum future commitments under non-cancelable, long-term operating leases as of December 31, 2002 are reflected below:

Fiscal years	(in thousands)
2003 (remainder)	28,254
2004	51,736
2005	48,711
2006	47,805
2007	46,762
Thereafter	242,453

465,721

10.	STOCK-BASED COMPENSATION:

As of December 31, 2002, the Company has two stock option plans, which are described more fully in Note 15 of the Company’s Fiscal 2002 Annual Report. The Company accounts for these plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended December 31,		Six months ended December 31,
	2001	2002	2001	2002
Net income (in 000’s)
As reported	$19,284	$25,811	$21,267	$28,649
Pro forma	17,846	23,963	18,432	25,132
Basic earnings per share
As reported	$.61	$.73	$.68	$.81
Pro forma	.56	.68	.59	.71
Diluted earnings per share
As reported	$.58	$.70	$.65	$.78
Pro forma	.54	.66	.57	.70

11.	NEW ACCOUNTING STANDARDS:

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) was issued. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has evaluated the impact of this statement and does not intend to change its accounting for stock-based compensation, but has early-adopted the required disclosure provisions, see Note 10, “Stock-Based Compensation.”

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2002 and 2003 are to the periods ended December 31, 2001 and 2002, respectively.

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

The Company believes that the following critical accounting policies affect the more significant judgements and estimates used in the preparation of the financial statements:

Revenue Recognition and Receivables

The Company’s net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part refundable.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently-acquired schools have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $200,000 and $400,000, related to programs not on the Art Institutes’ quarterly academic calendar, is included with advance payments and deferred tuition in the accompanying condensed consolidated balance sheets as of December 31, 2001 and 2002, respectively.

Argosy’s academic programs follow a semester schedule and several programs were in session as of December 31, 2002. Accordingly, unearned revenue of approximately $2.7 million and $2.8 million related to Argosy is included with advance payments and deferred tuition in the accompanying condensed consolidated balance sheets as of December 31, 2001 and 2002, respectively.

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student (primarily in-school, out-of-school, and balances in collection) and establishes a reserve based on the likelihood of collections (in-school receivables having the lowest percentage reserved).

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include economic conditions or operating performance. The Company’s evaluation is based upon assumptions about the estimated future undiscounted cash flows. If the projected future cash flows are less than the carrying value, the Company would recognize an impairment loss. The Company continually applies its best judgement when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

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

Results of Operations

Three months ended December 31, 2002 compared to the three months ended December 31, 2001

Net revenues increased by 35.3% to $175.1 million in 2003 from $129.5 million in the second quarter of 2002 primarily due to increases in student enrollment and tuition rates.

Art Institute net revenues increased by 18.1% to $152.3 million in 2003 from $129.0 million in the second quarter of 2002. Total student enrollment at the Art Institutes increased 13.4% over the prior year to 36,483 from 32,180. Additionally, in the second quarter of 2002, the Art Institute’s results include revenue for ITI Information Technology Institute Incorporated (“ITI”), which the Company purchased in November 2001. Results for 2002 include revenue for ITI, which the Company purchased in November 2001, and whose enrollment is not reflected in the 2002 amounts. The enrollment increase is accompanied by a tuition increase of approximately 7% over the prior year. Enrollment at locations operated by the Art Institutes for 24 months or more increased 9.7% to 33,848 compared to 30,847 in the prior year.

Argosy’s net revenues were approximately $22.8 million for the three-month period ended December 31, 2002. Argosy’s enrollment for this period was 7,301. The Company completed its acquisition of Argosy on December 21, 2001 and accordingly included only eleven days of results for Argosy in the comparable prior quarter.

Educational services expense increased by $26.5 million, or 35.6%, to $100.8 million in 2003 from $74.3 million in 2002, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, and depreciation and amortization. Overall, educational services expense as a percentage of revenue increased 20 basis points from 57.4% in fiscal 2002 to 57.6% in 2003. Art Institutes’ educational services expenses increased 17.9% to $87.0 million in 2003, as compared to $73.8 million in 2002. As a percentage of revenue, Art Institutes’ expenses improved 10 basis points to 57.1% in 2003 from 57.2% for the second quarter of 2002. The improvement at the Art Institutes is attributable to reductions in costs at established locations, partially offset by increases at those Art Institutes recently acquired or opened including higher facility costs at several locations occupying new or additional space in the second quarter. Argosy’s educational services expenses were $13.8 million for 2003, representing approximately 60.3% of net revenues.

General and administrative expense was $31.3 million in 2003, up 38.1% from $22.7 million in 2002. The increase over the comparable quarter in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses. As a percentage of net revenues, general and administrative expense increased 40 basis points to 17.9% as compared to 17.5% in the second quarter of fiscal 2002. Art Institutes’ general and administrative expenses increased 18.9% to $26.9 million in 2003, as compared to $22.6 million in 2002. As a percentage of revenue, Art Institutes’ expenses increased 20 basis points to 17.7% in 2003 from 17.5% for the second quarter of 2002. Argosy’s general and administrative expenses were $4.4 million for 2003, representing approximately 19.4% of net revenues.

Amortization of intangibles increased by $565,000 to $1.1 million in 2003, as compared to $530,000 in the second quarter of fiscal 2002. This increase results from amortization of intangibles associated with including a full quarter of amortization for the acquisitions of ITI and Argosy, both of which occurred in the second quarter of fiscal 2002; the 2003 acquisitions of the California Design College, Center for Digital Imaging and Sound, and the Institute of Digital Arts; and the ongoing curriculum development at The Art Institute Online, resulted in more amortizable intangible assets.

EBIT increased by $10.0 million to $42.0 million in 2003 from $32.0 million in 2002. The EBIT margin decreased to 24.0% for the quarter as compared to 24.7% for the prior year.

Art Institute’s EBIT increased $5.6 million to $37.7 million for the three months ended December 31, 2002 as compared to $32.1 million in the prior year. The Art Institute’s EBIT margin decreased slightly to 24.8% for the quarter as compared to 24.9% for the prior year. This was a result of costs incurred at newer locations and increased amortization of intangibles, partially offset through increases in revenue and margin improvements at the Art Institutes in educational services expense. In addition, certain centralized costs are now allocated to the Argosy division.

Argosy’s EBIT was $4.3 million or 18.6% of net revenues, including the allocated centralized costs from EDMC, representing 2.4% of their net revenues for the three months ended December 31, 2002. The Company included only eleven days of results for Argosy for the comparable quarter in the prior year.

Net interest expense was $332,000 in 2003, as compared to $548,000 in 2002. The Company’s outstanding borrowings were reduced significantly at the end of the second quarter of 2002 from cash received in the Company’s public stock offering (the “Offering”). Net interest expense includes, among other items, the amortization of fees paid in connection with securing the Company’s credit agreement (the “Credit Agreement”) and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate was 38.0% for the second quarter of fiscal 2003, as compared to 38.6% in the comparable quarter of the prior year. The improvement in the rate as compared to the prior year is primarily due to the reduced impact of non-deductible expenses as a percentage of income before income taxes. The effective rates differed primarily due to the combined federal and state statutory rates due to expenses that are non-deductible for tax purposes.

Net income increased by $6.5 million to $25.8 million in 2003 from $19.3 million in 2002. The increase is attributable to improved results from operations at the Art Institutes, lower interest expense, and a reduced effective tax rate, partially offset by an increase in amortization of intangibles.

Six months ended December 31, 2002 compared to the six months ended December 31, 2001

Net revenues increased by 37.0% to $303.3 million for the first six months of fiscal 2003 as compared to $221.4 million in 2002. Enrollment growth and higher tuition rates resulted in greater net revenues for 2003.

Art Institute net revenues increased by 19.0% to $262.9 million in 2003 from $220.9 million in 2002. Average enrollment at the Art Institute schools increased 13.9% from 28,365 in 2002 to 32,295 in 2003, accompanied by an average tuition increase of approximately 7%. Results for 2002 include revenue for ITI, which the Company purchased in November 2001, and whose enrollment is not reflected in the 2002 amounts.

Educational services expense increased by $53.4 million, or 37.8%, to $194.9 million in 2003 from $141.5 million in 2002, due primarily to the incremental costs incurred to support higher student enrollment. These costs include increased salaries, rent, and operating expenses as well as increased depreciation and amortization associated with recent capital expenditures. Educational services expense as a percentage of revenue increased approximately 40 basis points from 63.9% in fiscal 2002 to 64.3% in 2003. The increase in the expense reflects costs associated with recent acquisitions and start-up locations that have been operating for less than two years. Art Institutes’ educational services expenses increased 18.3% to $166.8 million in 2003, as compared to $140.9 million in 2002. As a percentage of revenue, Art Institutes’ expenses improved 40 basis points to 63.4% in 2003 from 63.8% for 2002. The improvement at the Art Institutes is attributable to reductions in costs at established locations, partially offset by increases at those Art Institutes recently acquired or opened including higher facility costs at several locations occupying new or additional space in the second quarter. Argosy’s educational service expenses were $28.1 million for 2003, representing approximately 69.6% of net revenues.

General and administrative expense was $59.5 million in 2003, up 37.0% from $43.4 million in 2002. The increase over the comparable period in the prior year reflects increased advertising and recruiting costs as well as increased employee compensation. In addition, the acquisitions made in the past year have contributed to the rise in general and administrative costs. As a percentage of net revenues, general and administrative expense remained constant at 19.6% for 2003. Art Institutes’ general and administrative expenses increased 16.7% to $50.6 million in 2003, as compared to $43.3 million in 2002. As a percentage of revenue, Art Institutes’ expenses decreased 40 basis points to 19.2% in 2003 from 19.6% for 2002. Argosy’s general and administrative expenses were $8.9 million for 2003, representing approximately 22.1% of net revenues.

Amortization on intangibles increased by approximately $1.2 million to $2.1 million in 2003. This change reflects the incremental amortization associated with intangibles acquired in conjunction with recent acquisitions, along with amortization of ongoing curriculum development at The Art Institute Online.

EBIT increased by $11.2 million to $46.9 million in 2003 from $35.7 million in 2002. The EBIT margin decreased to 15.4% for 2003 as compared to 16.1% for the prior year.

Art Institute EBIT increased $8.4 million to $44.2 million for the six months ended December 31, 2002 as compared to $35.8 million in the prior year. The Art Institute EBIT margin increased 60 basis points to 16.8% for the year-to-date period as compared to 16.2% for the prior year. This was a result of increases in revenue and margin improvements at the Art Institutes in educational services and general and administrative expense. In addition, certain centralized costs are now allocated to the Argosy division. This served to improve the Art Institute’s EBIT margin, as compared to the prior year.

Argosy’s EBIT was $2.6 million or 6.5% of net revenues, including the allocated centralized costs from EDMC. The Company included only eleven days of results for Argosy for the comparable quarter in the prior year.

Net interest expense was $642,000 in 2003, as compared to $1.0 million in 2002. This decrease is attributable to a decrease in average borrowings for the six months ended December 31, 2002. Net interest expense includes, among other items, the amortization of fees paid in connection with securing the Credit Agreement and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate declined to 38.0% in 2003 from 38.6% in 2002, primarily due to the reduced impact of nondeductible expenses as a percent of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

Net income increased by $7.4 million to $28.6 million in 2003 from $21.3 million in 2002. The increase is attributable to improved results from operations at the Company’s schools, lower interest costs, and a reduction in the effective tax rate.

Seasonality and Other Factors Affecting Quarterly Results

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new students begin postsecondary education. Some students choose not to attend classes during summer months, although the Company’s schools encourage year-round attendance. As a result, total student enrollments at the Company’s schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). The Company’s costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, the Company’s profitability has been lowest in its fiscal first quarter due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter. The Company anticipates that this seasonal pattern in revenues and earnings will continue in the future.

Liquidity and Funds of Capital Resources

As of December 31, 2002, the Company’s unrestricted cash balance was $5.5 million, a decrease of $79.0 million from $84.5 million at June 30, 2002 and a decrease of $39.5 million as compared to December 31, 2001. The reduction in cash as compared to June 30, 2002 and December 31, 2001 was primarily a result of the Company’s repayment of borrowings outstanding at year-end, use of cash for acquisitions, and the timing of The Art Institute’s winter academic quarter, which started six days later in January this year. Student loan proceeds normally received by electronic transfer in the last week of December were received in early January, because federal regulations provide for the payment of these funds only within 10 days of the start of classes. Total loan proceeds received by The Art Institutes within 10 days of the start of the winter quarter increased to $67 million this year from $53 million last year, and all of these funds were received in January. In the previous fiscal year, approximately $51 million of these funds were received in December.

The Company generated positive cash flow from operating activities of $21.4 million for the six months ended December 31, 2002, a decrease of $45.1 million as compared to the comparable period for fiscal 2002. The decrease is due primarily to the timing of receipt of financial aid for The Art Institute’s winter term in January whereas monies related to the comparable prior year class were received in December. This decrease was partially offset by increases in net income and non-cash charges.

The Company had a working capital deficit of $20.1 million as of December 31, 2002, as compared to $370,000 of working capital as of June 30, 2002 and a $19.4 million deficit as of December 31, 2001. Net receivables increased $5.1 million from June 30, 2002 and $2.2 million from December 31, 2001 primarily as a result of the receivables related to the acquisitions that occurred over the past twelve months, higher student enrollment and the corresponding revenue increases.

The Company’s Credit Agreement allows borrowings up to $150 million on a revolving basis. The Credit Agreement, which expires September 20, 2004, contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of December 31, 2002, the Company had no borrowings under this facility and was in compliance with all covenants under the Credit Agreement.

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

The following table describes the Company’s commitments under various contracts and agreements as of December 31, 2002 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2003 (remainder)	2004-2005	2006-2007	2008-Thereafter
Standby letters of credit (1)	$2,736	$—	$—	$—	$—
Mortgage obligation	3,539	77	124	3,338	—
Capital lease obligations	239	63	88	88	—
Operating leases	465,721	28,254	100,447	94,567	242,453

Total commitments	$472,235	$28,394	$100,659	$97,993	$242,453

(1)	The Company does not anticipate these letters of credit will be drawn on.

The Company anticipates its total capital spending for fiscal 2003 will increase as compared to the prior year to approximately $79 million. The 2003 expenditures relate principally to the investment in schools acquired or started during the previous several years and those added in 2003, continued expansion and improvements to current facilities, new culinary arts programs, additional or replacement school and housing facilities, classroom and administrative technology and construction of a new facility for Argosy University – Twin Cities.

The majority of the Company’s facilities are leased. Future commitments on existing leases will be paid from cash provided from operating activities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (the “SEC”) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. The Company’s management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2002, the annual meeting of the shareholders of the Company was held for the election of certain directors and the retention of the Company’s independent auditors.

Shares
(i) Election of directors (Class II):
Robert B. Knutson:
Votes for	25,339,444
Authority withheld	7,117,091

John R. McKernan, Jr.:
Votes for	31,353,626
Authority withheld	1,102,909

James S. Pasman, Jr.:
Votes for	30,873,685
Authority withheld	1,582,850

The names of the other directors whose terms of office continued after the meeting are Robert H. Atwell, James J. Burke, Jr., William M. Campbell, III, Robert P. Gioella, Albert Greenstone, and Miryam L. Knutson.

(ii) Approval of the retention of Ernst & Young LLP as the Company’s independent auditors:
Votes for	31,717,540
Votes against	687,701
Abstentions	51,294

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(10.1)	Education Management Corporation Deferred Compensation Plan, amended and restated as of January 1, 2003.

(15.1)	Independent Accountant’s Review Report

(99.1)	Certifications Pursuant to 18 U.S.C. Section 1350

(99.2)	Statement regarding Western State University College of Law (incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed for the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

(Registrant)

Date: February 7, 2003

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

Date: February 7, 2003	/s/ Robert B. Knutson Robert B. Knutson Chairman and Chief Executive Officer

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

Date: February 7, 2003	/s/ Robert T. McDowell Robert T. McDowell Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(10.1)	Education Management Corporation Deferred Compensation Plan, amended and restated as of January 1, 2003.

(15.1)	Independent Accountant’s Review Report

(99.1)	Certifications Pursuant to 18 U.S.C. Section 1350

(99.2)	Statement regarding Western State University College of Law (incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).