Form 10-Q
period 2003-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2003-05-15
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Commission File Number: 000-21363

EDUCATION MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1119571 (I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA (Address of principal executive offices)	15222 (Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2003 was 35,672,208.

SIGNATURES	18

CERTIFICATIONS BY CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER	19-20

EXHIBIT INDEX	21

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	June 30, 2002	March 31, 2003

	(unaudited)		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$58,071	$84,477	$83,891
Restricted cash	2,045	1,756	2,170

Total cash and cash equivalents	60,116	86,233	86,061
Receivables, net	36,244	30,378	34,877
Inventories	3,872	3,932	4,614
Deferred and prepaid income taxes	6,785	12,847	10,086
Other current assets	12,412	6,652	8,635

Total current assets	119,429	140,042	144,273

Property and equipment, net	182,926	191,698	226,330
Deferred income taxes and other long-term assets	5,207	10,977	10,184
Intangible assets, net of amortization	151,266	149,938	172,922

Total assets	$458,828	$492,655	$553,709

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$155	$25,076	$77
Accounts payable	7,340	17,550	6,933
Accrued liabilities	20,614	26,458	31,442
Advance payments and deferred tuition	88,117	70,588	106,048

Total current liabilities	116,226	139,672	144,500
Long-term debt, less current portion	3,541	3,500	3,444
Deferred income taxes and other long-term liabilities	6,229	2,906	2,408
Shareholders’ investment:
Common stock	351	352	358
Additional paid-in capital	242,982	250,271	259,362
Treasury stock, at cost	(1,495)	(1,495)	(1,495)
Retained earnings	90,977	97,091	144,261
Accumulated other comprehensive income	17	358	871

Total shareholders’ investment	322,832	346,577	403,357

Total liabilities and shareholders’ investment	$458,828	$492,655	$553,709

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,

	2002	2003	2002	2003

Net revenues	$145,710	$173,691	$367,074	$476,970
Costs and expenses:
Educational services	91,251	108,446	232,709	303,329
General and administrative	29,703	33,840	73,106	93,322
Amortization of intangible assets	1,378	1,191	2,217	3,251

	122,332	143,477	308,032	399,902

Income before interest and taxes	23,378	30,214	59,042	77,068
Interest expense, net	278	339	1,305	981

Income before income taxes	23,100	29,875	57,737	76,087
Provision for income taxes	8,167	11,354	21,537	28,917

Net income	$14,933	$18,521	$36,200	$47,170

Earnings per share:
Basic	$.43	$.52	$1.12	$1.33

Diluted	$.41	$.51	$1.07	$1.29

Weighted average number of shares outstanding (000’s):
Basic	34,862	35,499	32,352	35,358
Diluted	36,361	36,542	33,796	36,463

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	For the nine months ended March 31,

	2002	2003

Cash flows from operating activities:
Net income	$36,200	$47,170
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,361	30,443
Changes in current assets and liabilities:
Restricted cash	(1,827)	(414)
Receivables	(10,669)	(3,562)
Inventories	(146)	(644)
Other current assets	(2,284)	688
Accounts payable	(2,589)	(1,472)
Accrued liabilities	6,304	4,446
Advance payments and deferred tuition	34,396	33,720

Total adjustments	47,546	63,205

Net cash flows from operating activities	83,746	110,375

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(105,696)	(23,487)
Expenditures for property and equipment	(37,059)	(69,545)
Other items, net	(2,278)	(903)

Net cash flows from investing activities	(145,033)	(93,935)

Cash flows from financing activities:
Revolving credit facility activity, net	(53,525)	(25,000)
Principal payments on debt	(8,636)	(308)
Proceeds from issuance of Common Stock	134,430	9,097

Net cash flows from financing activities	72,269	(16,211)

Effective exchange rate changes on cash	17	(815)

Net change in cash and cash equivalents	10,999	(586)
Cash and cash equivalents, beginning of period	47,072	84,477

Cash and cash equivalents, end of period	$58,071	$83,891

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,022	$647
Income taxes	$15,571	$21,286
Cash paid for acquisitions:
Fair value of:
Assets acquired	$154,309	$28,745
Liabilities assumed	(36,414)	(3,385)

Cash paid	117,895	25,360
Less: Cash acquired	(9,920)	(1,873)
Stock options exchanged in connection with acquisition of subsidiary	2,279	—

Net cash paid for acquisitions	$105,696	$23,487

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.

NATURE OF OPERATIONS:

Education Management Corporation (“EDMC” or the “Company”) is among the largest providers of private postsecondary education in North America, based on student enrollment and revenue. EDMC’s educational institutions offer a broad range of academic programs concentrated in the creative and applied arts, behavioral sciences, education and business fields, culminating in the award of associate’s through doctoral degrees. The Company has provided career-oriented education for 40 years.

2.

BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2002 (the “Fiscal 2002 Annual Report”). The accompanying condensed consolidated balance sheet as of June 30, 2002 has been derived from the audited balance sheet included in the Company’s Fiscal 2002 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three-month and nine-month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2002 and 2003 refer to the periods ended March 31, 2002 and 2003, respectively.

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

3.

STOCK-BASED COMPENSATION:

As of March 31, 2003, the Company has two stock option plans, which are described more fully in Note 15 of the Company’s Fiscal 2002 Annual Report. The Company accounts for these plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	Three months ended March 31,		Nine months ended March 31,

	2002	2003	2002	2003

Net income (in 000’s)
As reported	$14,933	$18,521	$36,200	$47,170
Compensation expense, net of tax	1,643	1,584	4,478	5,101

Pro forma	$13,290	$16,937	$31,722	$42,069
Basic earnings per share
As reported	$.43	$.52	$1.12	$1.33
Pro forma	.38	.48	.98	1.19
Diluted earnings per share
As reported	$.41	$.51	$1.07	$1.29
Pro forma	.37	.47	.96	1.17

4.

EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of diluted shares (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2002	2003	2002	2003

Basic shares	34,862	35,499	32,352	35,358
Dilution for stock options	1,499	1,043	1,444	1,105

Diluted shares	36,361	36,542	33,796	36,463

For the quarters ended March 31, 2002 and 2003, options to purchase 97,096 and 355,629 shares respectively, were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

5.

CAPITAL STOCK:

Reflected below is a summary of the Company’s capital stock:

	Par Value	Authorized	March 31, 2002	June 30, 2002	March 31, 2003

Issued:
Preferred Stock	$.01	10,000,000	—	—	—
Common Stock	$.01	60,000,000	34,084,194	35,182,203	35,762,390
Held in treasury:
Common Stock	N/A	N/A	90,182	90,182	90,182

6.

BUSINESS ACQUISITIONS:

On October 3, 2002, the Company acquired the stock of the Center for Digital Imaging and Sound, Inc. (“CDIS”) in Burnaby, British Columbia, Canada.

On October 15, 2002, the Company purchased assets and assumed certain liabilities of the California Design College located in Los Angeles, California.

On November 8, 2002, the Company acquired the stock of Infocast Digital Arts Inc., which operates IDA Institute of Digital Arts (“IDA”) in Richmond, British Columbia, Canada.

These transactions are accounted for in accordance with SFAS 141, “Business Combinations” (“SFAS No. 141”). These entities were purchased for $25.8 million in the aggregate, with approximately $24.2 million and $1.4 million assigned to goodwill and intangible assets, respectively. The Company is in the process of finalizing third-party valuations of certain tangible and intangible assets for these acquisitions; therefore, the allocation of the purchase price is subject to adjustment. CDIS and IDA will provide EDMC with a strong base for the addition of Art Institute programs in Vancouver. The purchase of California Design College will allow EDMC to expand on its current base of students in the Los Angeles area. The results of the acquisitions completed in fiscal 2003 are included from their respective purchase dates as listed above.

On December 21, 2001, the Company purchased Argosy Education Group, Inc. (“Argosy”), a leading provider of postgraduate professional education. The Company has consolidated Argosy’s results of operations as of the acquisition date. The following table reports pro forma information as if the acquisition of Argosy had been completed at July 1, 2001 (unaudited, in thousands, except per share amounts):

	Three months ended March 31,		Nine months ended March 31,

	2002	2003	2002	2003

Net revenues
As reported	$145,710	$173,691	$367,074	$476,970
Pro forma	145,710	173,691	397,532	476,970
Net income
As reported	$14,933	$18,521	$36,200	47,170
Pro forma	14,933	18,521	34,315	47,170
Diluted earnings per share
As reported	$.41	$.51	$1.07	$1.29
Pro forma	.41	.51	1.02	1.29

7.

COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2002	2003	2002	2003

Net income	$14,933	$18,521	$36,200	$47,170
Other comprehensive income:
Foreign currency translation	43	1,003	17	513

Comprehensive income	$14,976	19,524	$36,217	$47,683

Accumulated other comprehensive income represents only the foreign currency translation adjustment of approximately $17,000 and $871,000 as of March 31, 2002 and 2003, respectively.

8.

SEGMENT REPORTING:

The Company’s principal business is providing post-secondary education. The services of EDMC’s operations are discussed in more detail under Note 1, “Nature of Operations.” In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), EDMC manages its business according to two segments: The Art Institutes and Argosy. Effective for fiscal 2003, ITI Information Technology Institute Incorporated (“ITI”) is reported within the Art Institutes division. The prior period results have been reclassified accordingly. The Company acquired ITI and Argosy on November 23, 2001 and December 21, 2001, respectively.

These segments are based upon the method by which management makes operating decisions and assesses performance. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

Summary information by reportable segment is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,

	2002	2003	2002	2003

Net revenue
Art Institutes	$125,964	$148,931	$346,826	$411,830
Argosy	19,746	24,760	20,248	65,140

	$145,710	$173,691	$367,074	$476,970

Income before interest and taxes
Art Institutes	20,296	$26,422	56,111	$70,670
Argosy	3,082	3,792	2,931	6,398

	$23,378	$30,214	$59,042	$77,068

	As of March 31,

	2002	2003

Total assets
Art Institutes	$261,247	$291,311
Argosy	118,481	133,184
Corporate	79,100	129,214

Consolidated	$458,828	$553,709

9.

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

Amortization of intangible assets for the three and nine months ended March 31, 2003 was approximately $1.2 million and $3.3 million, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)

2003 (remainder)	$1,191
2004	4,503
2005	3,192
2006	1,818
2007	885

Intangible assets consisted of the following (in thousands):

	As of June 30, 2002		As of March 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (years)

Curriculum	$7,567	$(1,645)	$8,822	$(2,679)	6
Accreditation	3,486	(433)	3,534	(656)	12
Bachelor’s degree programs	1,100	(125)	1,100	(180)	15
Student contracts and applications	6,929	(1,322)	7,831	(2,988)	3
Software	256	(55)	385	(134)	3
Title IV	750	(30)	785	(69)	14
Tradename	500	—	500	—	indefinite
Other	2,768	(1,117)	2,768	(1,272)	13

Total	$23,356	$(4,727)	$25,725	$(7,978)	6

The changes in the carrying amount of goodwill, by reporting segment, for the nine months ended March 31, 2003 are as follows (in thousands):

	Art Institutes	Argosy	Total

Balance as of June 30, 2002	$64,123	$67,186	$131,309
Goodwill related to acquisitions during the current fiscal year	24,226	—	24,226
Purchase price adjustments	(210)	(1,111)	(1,321)
Goodwill variance due to foreign currency translation	961	—	961

Balance as of March 31, 2003	$89,100	$66,075	$155,175

10.

GUARANTEES:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries, including a mortgage on the building that the Western State University College of Law occupies. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities. The appropriate minimum future commitments under non-cancelable, long-term operating leases as of March 31, 2003 are reflected below:

Fiscal years	(in thousands)

2003 (remainder)	$14,127
2004	51,736
2005	48,711
2006	47,805
2007	46,762
Thereafter	242,453

Total	$451,594

11.

NEW ACCOUNTING STANDARDS:

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”) was issued. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has evaluated the impact of this statement and has adopted the required disclosure provisions. See Note 3, “Stock-Based Compensation.”

12.

SUBSEQUENT EVENTS:

On April 29, 2003, the Company signed an agreement to purchase South University, Inc., headquartered in Savannah, Georgia for approximately $50 million. The acquisition will broaden the Company’s program offerings in the health sciences. The acquisition is expected to close in the first quarter of fiscal 2004 and is subject to receiving certain regulatory approvals.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2002 and 2003 are to the periods ended March 31, 2002 and 2003, respectively.

Critical Accounting Policies

In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States, judgements and estimates are made about the amounts reflected in the condensed consolidated financial statements. As part of the financial reporting process, the Company’s management collaborates to determine the necessary information on which to base judgements and develop estimates used to prepare the condensed consolidated financial statements. Historical experience and available information are used to make these judgements and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the condensed consolidated financial statements.

The Company believes that the following critical accounting policies affect the more significant judgements and estimates used in the preparation of the condensed consolidated financial statements:

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

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently-acquired schools have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $2.7 million and $2.6 million, related to programs not on the Art Institutes’ quarterly academic calendar, is included with advance payments and deferred tuition in the accompanying condensed consolidated balance sheets as of March 31, 2002 and 2003, respectively.

Argosy’s academic programs follow a semester schedule and several programs were in session as of March 31, 2003. Accordingly, unearned revenue of approximately $6.7 million and $9.7 million related to Argosy is included with advance payments and deferred tuition in the accompanying condensed consolidated balance sheets as of March 31, 2002 and 2003, respectively.

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

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Changes in circumstances include economic conditions or operating performance. If such a circumstance existed, the Company would perform additional analysis which is based upon assumptions about the estimated future undiscounted cash flows associated with the asset. If the projected undiscounted future cash flows are less than the carrying value, the Company would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the model, an impairment loss is recognized. The Company continually applies its best judgement when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

The Company evaluates the recoverability of the goodwill attributable to each reporting unit as required under SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the fair value of each reporting unit with its carrying value. The evaluation is performed annually or when potential impairment indicators exist as required by SFAS No. 142. The Company continually applies its best judgement when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit.

Results of Operations

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Net revenues increased by 19.2% to $173.7 million in 2003 from $145.7 million in the third quarter of 2002 primarily due to increases in student enrollment and tuition rates. Total student enrollment for the third quarter increased 15.4% to 43,461 as compared to 37,658 in the prior year. The enrollment increase was accompanied by a tuition increase of approximately 7% over the prior year.

Art Institute net revenues increased by 18.2% to $148.9 million in 2003 from $126.0 million in the third quarter of 2002. Total student enrollment at the Art Institutes increased 14.2% over the prior year to 35,906 from 31,442. Enrollment at locations operated by the Art Institutes for 24 months or more increased 11.2% to 33,179 compared to 29,848 in the prior year.

Argosy’s net revenues increased by 25.4% to $24.8 million in 2003 from $19.7 million in the third quarter of 2002. Total student enrollment at Argosy increased 21.5% over the prior year to 7,555 from 6,216. Enrollment at locations operated by Argosy for 24 months or more increased 22.3% to 7,487 compared to 6,122 in the prior year.

Educational services expense increased by $17.2 million, or 18.8%, to $108.4 million in 2003 from $91.3 million in 2002, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 20 basis points from 62.6% in fiscal 2002 to 62.4% in 2003. Art Institutes’ educational services expenses increased 15.8% to $93.3 million in 2003, as compared to $80.5 million in 2002. As a percentage of revenue, Art Institutes’ expenses decreased 130 basis points to 62.6% in 2003 from 63.9% for the third quarter of 2002. This improvement at The Art Institutes primarily reflects leverage on costs at established locations. Argosy’s educational services expenses increased 41.3% to $15.2 million in 2003, as compared to $10.7 million in 2002. As a percentage of revenue, Argosy’s expenses increased to 61.3% in 2003 from 54.4% for the third quarter of 2002. A portion of this increase reflects a charge of approximately $265,000 related to abandoning certain fixed assets for the planned relocation of the Argosy - Twin Cities facility in Minneapolis, MN. Additionally, investments in facilities and the introduction of new programs in 2003 have led to educational services costs becoming higher as a percent of revenue.

General and administrative expense was $33.8 million in 2003, up 13.9% from $29.7 million in 2002. The increase over the comparable quarter in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses. As a percentage of net revenues, general and administrative expense decreased 90 basis points to 19.5% as compared to 20.4% in the third quarter of fiscal 2002. Art Institutes’ general and administrative expenses increased 17.3% to $28.4 million in 2003, as compared to $24.2 million in 2002. As a percentage of revenue, Art Institutes’ expenses decreased 10 basis points to 19.1% in 2003 from 19.2% for the third quarter of 2002. Argosy’s general and administrative expenses decreased slightly to $5.4 million for 2003, as compared to $5.5 million in 2002. As a percentage of revenue, Argosy’s expenses decreased to 21.8% in 2003 from 27.7% for the third quarter of 2002 reflective of leverage on certain centralized costs.

Amortization of intangibles decreased by $187,000 to $1.2 million in 2003, as compared to $1.4 million in the third quarter of fiscal 2002. This decrease results from several intangible assets that had been amortized in 2002 becoming fully depreciated in 2003, along with a charge of $290,000 that was taken in the third quarter of 2002 to write-off the goodwill associated with the planned closure of The National Center for Paralegal Training (“NCPT”). This decrease is partially offset by amortization associated with ongoing curriculum development at The Art Institute Online and with the 2003 acquisitions of the California Design College, Center for Digital Imaging and Sound, and the Institute of Digital Arts.

Income before interest and taxes (“operating income”) increased by $6.8 million to $30.2 million in 2003 from $23.4 million in 2002. The corresponding margin increased 140 basis points to 17.4% for the quarter as compared to 16.0% for the prior year.

Art Institute operating income increased $6.1 million to $26.4 million for the three months ended March 31, 2003 as compared to $20.3 million in the prior year. Art Institute operating income margin increased to 17.7% for the quarter as compared to 16.1% for the prior year. This was a result of increases in revenue and margin improvements at the Art Institutes in educational services and general and administrative expense, including newer locations that are beginning to become profitable. In addition, amortization of intangibles decreased slightly.

Argosy’s operating income increased approximately $710,000 to $3.8 million for the three months ended March 31, 2003 as compared to $3.1 million in 2002. The corresponding Argosy operating income margin decreased slightly to 15.3% in 2003 from 15.6% in 2002 primarily as a result of certain non-recurring charges, such as charges for abandoning assets and relocating a facility of approximately $265,000. Argosy’s operating income includes an allocation of certain centralized costs, representing 3.5% and 3.2% of their net revenues for 2002 and 2003, respectively.

Net interest expense was $339,000 in 2003, as compared to $278,000 in 2002. Net interest expense includes, among other items, the amortization of fees paid in connection with securing the Company’s credit agreement (the “Credit Agreement”) and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate was 38.0% for the third quarter of fiscal 2003, as compared to 35.4% in the comparable quarter of the prior year. The prior year’s lower rate reflects a one-time tax credit of approximately $750,000 for the rehabilitation of the building occupied by The Art Institute of Pittsburgh. Without this non-recurring credit, the effective tax rate would have been 38.6% for the third quarter of 2002. The improvement in the rate as compared to the prior year is primarily due to the reduced impact of non-deductible expenses as a percentage of income before income taxes. The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes.

Net income increased by $3.6 million to $18.5 million in 2003 from $14.9 million in 2002. The increase is attributable to improved results from operations, partially offset by a higher tax provision in 2003.

Nine months ended March 31, 2003 compared to the nine months ended March 31, 2002

Net revenues increased by 30.0% to $477.0 million for the first nine months of fiscal 2003 as compared to $367.1 million in 2002. Average enrollment increased to 40,020 and tuition rates increased approximately 7% in 2003.

Art Institute net revenues increased by 18.7% to $411.8 million in 2003 from $346.8 million in 2002. Average enrollment at the Art Institute schools increased 14.0% to 33,499 in 2003 from 29,391 in 2002.

Argosy’s net revenues increased to $65.1 million in 2003 from $20.2 million in 2002. Argosy’s average enrollment for 2003 was 6,521. The Company owned Argosy only for the third and fourth quarters of 2002.

Educational services expense increased by $70.6 million, or 30.3%, to $303.3 million in 2003 from $232.7 million in 2002, due primarily to the incremental costs incurred to support higher student enrollment. These costs include increased salaries, rent, and operating expenses as well as increased depreciation and amortization associated with recent capital expenditures. Educational services expense as a percentage of revenue increased approximately 20 basis points to 63.6% in 2003 from 63.4% in fiscal 2002. The increase in the expense reflects costs associated with recent acquisitions and start-up locations that have been operating for less than two years. Art Institute educational services expenses increased 17.4% to $260.0 million in 2003, as compared to $221.4 million in 2002. As a percentage of revenue, Art Institute educational services expenses decreased approximately 70 basis points to 63.1% in 2003 from 63.8% for 2002. Argosy’s educational services expenses were $43.3 million for 2003, representing approximately 66.4% of net revenues.

General and administrative expense was $93.3 million in 2003, up 27.7% from $73.1 million in 2002. The increase over the comparable period in the prior year reflects increased advertising and recruiting costs as well as increased employee compensation. In addition, the acquisitions made in the past year have contributed to the rise in general and administrative costs. As a percentage of net revenues, general and administrative expense improved approximately 30 basis points to 19.6% for 2003 from 19.9% in 2002. Art Institute general and administrative expenses increased 16.9% to $79.0 million in 2003, as compared to $67.6 million in 2002. As a percentage of revenue, Art Institute expenses decreased 30 basis points to 19.2% in 2003 from 19.5% for 2002. Argosy’s general and administrative expenses were $14.3 million for 2003, representing approximately 22.0% of net revenues.

Amortization on intangibles increased by approximately $1.0 million to $3.3 million in 2003. This change reflects the incremental amortization associated with intangibles acquired in conjunction with recent acquisitions, along with amortization of ongoing curriculum development at The Art Institute Online. This increase is partially offset with several intangible assets that had been amortized in 2002 becoming fully depreciated in 2003, including a charge of $290,000 that was taken in the third quarter of 2002 to write off the goodwill associated with the planned closure of the National Center for Paralegal Training (“NCPT”).

Operating income increased by $18.0 million to $77.1 million in 2003 from $59.0 million in 2002. The corresponding margin increased 10 basis points to 16.2% for 2003 as compared to 16.1% for the prior year.

Art Institute operating income increased $15.3 million to $70.7 million for the nine months ended March 31, 2003 as compared to $56.1 million in the prior year. Art Institute corresponding margin increased 100 basis points to 17.2% for the year-to-date period as compared to 16.2% for the prior year. This was a result of increases in revenue and margin improvements at the Art Institutes in educational services and general and administrative expense.

Argosy’s operating income was $6.4 million or 9.8% of net revenues, including the allocated centralized costs from EDMC of $2.0 million. The Company did not own Argosy for the entire comparable prior period.

Net interest expense was $981,000 in 2003, as compared to $1.3 million in 2002. This decrease is attributable to a decrease in average borrowings for the nine months ended March 31, 2003. Net interest expense includes, among other items, the amortization of fees paid in connection with securing the Credit Agreement and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate was 38.0% in 2003, up from 37.3% in 2002. The income tax provision for 2002 was reduced by approximately $750,000 resulting from a one-time tax credit for the rehabilitation of the building occupied by The Art Institute of Pittsburgh. Without this non-recurring credit, the effective tax rate would have been 38.6% for the nine-month period. The reduction over the prior year is primarily due to the reduced impact of nondeductible expenses as a percentage of income before income taxes. The effective rates differed from the combined federal and state statutory rates due to expenses that are nondeductible for tax purposes.

Net income increased by $11.0 million to $47.2 million in 2003 from $36.2 million in 2002. The increase is attributable to improved results from operations at the Company’s schools, lower interest costs, partially offset by a higher tax provision in 2003.

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

Liquidity and Funds of Capital Resources

As of March 31, 2003, the Company’s unrestricted cash balance was $83.9 million, a decrease of $.5 million from $84.5 million at June 30, 2002 and an increase of $25.8 million as compared to March 31, 2002.

The Company generated positive cash flow from operating activities of $110.4 million for the nine months ended March 31, 2003, an increase of $26.6 million as compared to the comparable period for fiscal 2002, primarily as a result of improved operating results and an increase in non-cash charges.

The Company had a working capital deficit of $230,000 as of March 31, 2003, as compared to working capital of $370,000 and $3.2 million as of June 30, 2002 and March 31, 2002. Net receivables increased $4.5 million from June 30, 2002 and decreased $1.4 million from March 31, 2002. The decrease in net receivables as compared to March 31, 2002 relates primarily to increased use of alternative loan programs and improved collections.

The Company’s Credit Agreement allows borrowings up to $150 million on a revolving basis. The Credit Agreement, which expires September 20, 2004, contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of March 31, 2003, the Company had no borrowings under this facility and was in compliance with all covenants under the Credit Agreement.

Borrowings under the Credit Agreement are available to the Company to finance acquisitions and fund seasonal working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter. For most of the Company’s Art Institute schools, the academic and financial quarters coincide.

The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Credit Agreement.

The following table describes the Company’s commitments under various contracts and agreements as of March 31, 2003 (in thousands):

	Total amounts committed	Payments due by fiscal year

		2003 remainder)	2004-2005	2006-2007	2008 - Thereafter

Standby letters of credit (1)	$2,736	—	—	—	—
Mortgage obligation	3,521	18	124	3,379	—
Operating leases	451,594	14,127	100,447	94,567	242,453

Total commitments	457,851	14,145	100,571	97,946	242,453

(1)

The Company does not anticipate these letters of credit will be drawn on.

The Company anticipates its total capital spending for fiscal 2003 will be approximately $80.0 million, as compared $50.4 million in the prior year. The 2003 expenditures relate to the investment in schools acquired or started during the previous several years and those added in 2003, continued expansion and improvements to current facilities, construction of a new facility for Argosy University – Twin Cities, new culinary arts programs, additional or replacement school and housing facilities, and classroom and administrative technology.

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

PART II

ITEM 5 – OTHER INFORMATION

Corporate Governance Matters

On April 14, 2003, Martin L. Garcia was elected to the Company’s Board of Directors by the members of the Board to fill the vacancy created by the resignation of Robert P. Gioella. With Mr. Garcia’s election, the nine-member board now includes five members (Messrs. Atwell, Burke, Campbell, Garcia, and Pasman) who are not and have not in the past been employed by the Company. The composition of the committees of the Board of Directors is now as follows:

•

Audit Committee: Messrs. Burke, Garcia, and Pasman

•

Compensation Committee: Messrs. Burke, Campbell, Garcia, and Greenstone. A new charter for this committee has also been adopted.

•

Nominating and Governance Committee: Messrs. Atwell, Burke, Campbell, and Pasman. A new charter has also been adopted for this committee, formerly known as the Nominating Committee, to reflect its expanded role.

On February 27, 2003, the Board of Directors adopted Corporate Governance Guidelines. Among the provisions of these guidelines are the following:

•

Independent directors are to choose one among themselves to serve as Lead Director and to preside at executive sessions (Mr. Pasman has been chosen Lead Director).

•

Independent directors are to meet in executive session at least twice annually.

•

The Nominating and Corporate Governance Committee is to provide the Board annually with an assessment of senior managers and of their potential to succeed the current Chairman and Chief Executive Officer, as well as with an assessment of persons considered potential successors to certain other senior management positions.

•

Directors who reach the age of 75 may not stand for re-election.

•

Directors whose employment changes, or whose job responsibilities change meaningfully from those they held when they were elected to the Board, shall offer their resignation to the Board.

•

The Board and each of its committees are entitled to engage and seek the advice of outside legal, financial and other advisors.

•

The Board is to conduct an annual review and evaluation of its own performance.

•

Each director is required to attend a continuing education program within three years of the Board’s adoption of this requirement or of the director’s appointment, whichever is later.

The Board of Directors has adopted stock ownership guidelines for members of the Company’s Board of Directors and its senior management that will become effective July 1, 2003. Under these guidelines, the affected employees will be expected to own Company stock equivalent in value to a multiple of their base salary. The applicable multiple of salary is determined as of the date of adoption (or, for new hires and promotions, as of the date the employee assumes the new position). Employees will be given five years from the date of adoption of the policy or date of hire/promotion, as the case may be, to comply with the guidelines.

Finally, the Company recently amended its 1996 Stock Incentive Plan to provide that the purchase price for any outstanding stock option granted under the plan may not be decreased after the date of grant, or otherwise modified in a way that would be treated as a modification that would reduce the exercise price of the option for financial accounting purposes, without the approval of the Company’s shareholders.

Employee Benefit Plans and Related Matters

The Company recently made certain amendments to some of its benefit plans that it believes will permit its employee participants to have greater flexibility in their investment choices, while at the same time providing additional opportunities for employees to invest in Company stock.

The Company amended its Retirement Plan, effective July 1, 2003. The Retirement Plan combines an Employee Stock Ownership Plan (“ESOP”) and a 401(k) savings plan. The amendments include the following:

•

Employees with at least three years of service with the Company who have ESOP accounts will be entitled to diversify the investment of those ESOP accounts. (Prior to the amendment, only employees who had attained age 55 and had ten years of participation in the Retirement Plan were able to diversify.) These new diversification rights will be phased in ratably over a three-year period starting on July 1, 2003.

•

Company stock will be added as an investment option for employee 401(k) contributions. (Prior to the amendment, investment choices were limited to specified mutual funds.)

The Company has also amended its Employee Stock Purchase Plan (ESPP) effective July 1, 2003 to remove the cap on the percentage of base pay that employees may elect to contribute to the plan for purchase of Company stock. (Prior to the amendment, ESPP participants could contribute no more than 5% of their base pay.) Contributions will remain subject to an Internal Revenue Service requirement that no employee may purchase Company stock through the ESPP to the extent that such purchase would cause the fair market value of the shares purchased by the employee through the ESPP during a calendar year to exceed $25,000.

In addition, the Company has amended its Deferred Compensation Plan effective July 1, 2003 to make Company stock an investment option under the plan. Prior to the amendment, investment choices were limited to specified mutual funds. All investments under this plan are notional; the Company may, but is not obligated to, purchase actual investments to support participants’ investment elections.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

(4.1)

Waiver and Third Amendment to Amended and Restated Credit Agreement dated as of April 30, 2003

(15.1)

Independent Accountant’s Review Report

(15.2)

Auditor's Acknowledgment

(99.1)

Certifications Pursuant to 18 U.S.C. Section 1350

(99.2)

Compensation Committee Charter

(99.3)

Nominating and Governance Committee Charter

(99.4)

Corporate Governance Guidelines

(b)

Reports on Form 8-K:

No reports on Form 8-K were filed for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION (Registrant)
Date: May 15, 2003

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ROBERT B. KNUTSON

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ROBERT T. MCDOWELL

Robert T. McDowell Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(4.1)

Waiver and Third Amendment to Amended and Restated Credit Agreement dated as of April 30, 2003

(15.1)

Independent Accountant’s Review Report

(15.2)

Auditor's Acknowledgment

(99.1)

Certifications Pursuant to 18 U.S.C. Section 1350

(99.2)

Compensation Committee Charter

(99.3)

Nominating and Governance Committee Charter

(99.4)

Corporate Governance Guidelines