Form 10-K
period 2003-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2003-09-29
CIK 880059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2003	Commission File Number: 000-21363

EDUCATION MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1119571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA	15222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (412) 562-0900

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value

(Title of class)

Preferred Share Purchase Rights

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $890,341,153. The number of shares of Common Stock outstanding on September 23, 2003 was 36,188,928 shares.

Documents incorporated by reference: Portions of the definitive Proxy Statement of the registrant for the annual meeting of shareholders to be held on November 20, 2003 (“Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended June 30, 2003, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Items 306 or 402(a)(8) of Regulation S-K.

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

ITEM 1—BUSINESS

Business Overview

EDMC is among the largest providers of private post-secondary education in North America, based on student enrollment and revenue. EDMC has provided career-oriented education for over 40 years and its education institutions have over 150,000 alumni. The Company was organized as a Pennsylvania corporation in 1962 and completed its initial public offering in 1996. EDMC’s Art Institutes education institutions (“The Art Institutes”) offer programs in the media arts, design, fashion and culinary arts. In December 2001, EDMC acquired Argosy Education Group, Inc. (“Argosy”), which owns and operates Argosy University, Western State University College of Law, and Argosy Professional Services. Argosy offers programs in the behavioral sciences, health sciences, education, business and law.

As of June 30, 2003, The Art Institutes consisted of 29 schools in cities throughout North America. Art Institute programs are designed to provide the knowledge and skills necessary for entry-level employment in various fields, including graphic design, media arts and animation, multimedia and web design, game art and design, animation, video and digital media production, interior design, industrial design, culinary arts, photography and fashion. These programs typically are completed in 18 to 48 months and culminate in a bachelor’s or associate’s degree. In the summer quarter beginning July 2003, 21 Art Institutes offered bachelor’s degree programs, and EDMC expects to continue to introduce bachelor’s degree programs at its schools in states that permit proprietary post-secondary institutions to offer such programs. As of fall 2002, The Art Institutes had approximately 36,000 students enrolled.

Argosy offers doctoral and master’s programs in clinical psychology, counseling and education. Argosy also offers doctoral, master’s and bachelor’s degree programs in business administration, law degrees, bachelor’s degrees in psychology and associate’s degree programs in various health sciences fields. Argosy operates 13 Argosy University campuses and six extension sites in 11 states, as well as Western State University College of Law in California. Argosy Professional Services provides courses and materials for post-graduate licensure examinations in human services fields and provides continuing education courses for K-12 educators. As of fall 2002, Argosy University and Western State University College of Law had approximately 7,300 students enrolled.

During fiscal 2003, the Company managed its business in relation to the services provided and had two reporting segments: The Art Institutes and Argosy. Certain financial information about these segments is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 in this Annual Report on Form 10-K and in Note 16, “Segment Reporting,” of the Company’s Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Subsequent to June 30, 2003, EDMC made certain acquisitions that will add new programs and give the Company access to new markets. On July 14, 2003, EDMC acquired South University (“South”). South has four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. On September 2, 2003, EDMC acquired American Education Centers (“AEC”), headquartered in a suburb of Cincinnati, Ohio. AEC operates 18 education institutions in eight states primarily in the Midwest, offering diploma and associate’s degree programs in health sciences, business, information technology, legal studies and design technologies. On June 12, 2003, the Company announced that it had signed an agreement to purchase Dubrulle International Culinary & Hotel Institute of Canada, located in Vancouver, British Columbia, Canada. On August 26, 2003, the Company announced that it had signed an agreement to purchase Bradley Academy for the Visual Arts, located in York, Pennsylvania.

Including these recent acquisitions, EDMC will have 66 primary campus locations in 24 states and two Canadian provinces.

The Business of Education

EDMC’s primary mission is to promote student success by providing students with the education necessary to meet employers’ current and anticipated needs. To achieve this objective, the Company focuses on marketing to a broad range of potential students, admitting students who possess the relevant interests and capabilities, providing students with programs of study taught by experienced professionals and offering students various career services.

Student Recruitment and Marketing

The Art Institutes.    The general reputation of The Art Institutes and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as the Internet, high school visits and recruitment events, and television and print media advertising. EDMC uses its internal advertising agency to create publications, television and radio commercials, videos and other promotional materials for the Company’s schools. The Company estimates that in fiscal 2003 referrals accounted for 32% of new student enrollment at The Art Institutes, the Company’s web sites for 25%, high school recruitment programs for 18%, broadcast advertising for 15%, print media for 5%, direct mail efforts for 2% and international marketing for less than 1%. The remainder was classified as miscellaneous.

In fiscal 2003, The Art Institutes’ marketing efforts generated inquiries from approximately 511,000 qualified prospective students. The Art Institutes’ inquiry-to-application conversion ratio decreased from 8.8% in fiscal 2002 to 7.9% in fiscal 2003, and the applicant-to-new-student ratio was 61.7% for fiscal 2002 and 60.8% for fiscal 2003.

The Company employs approximately 130 representatives who make presentations at high schools to promote The Art Institutes. Art Institute representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2003, representatives conducted over 16,000 high school visits and attended approximately 2,300 career events. Summer workshops for high school students and teachers are held to inform students and educators of the education programs offered by The Art Institutes. The Company’s marketing efforts to reach young adults and working adults who may be attracted to evening programs are conducted through local newspaper advertising, direct mail campaigns and broadcast advertising.

Argosy.    Argosy seeks to attract students with both the motivation and the ability to complete the programs offered by its schools. To generate interest, the Company engages in a broad range of activities to inform potential students and their parents about its schools and programs of study.

The general reputation of Argosy’s schools and referrals from current students, alumni and employers are the largest sources of new students. The Company also employs marketing tools such as its web sites and creates publications and other promotional materials for Argosy’s schools, participates in school fairs and uses other traditional marketing techniques common to undergraduate and post-graduate institutions. The Company estimates that in fiscal 2003 referrals accounted for 33% of new student enrollment at Argosy, the Company’s websites for 28%, print media for 16%, direct mail for 4%, and broadcast advertising for 3%. The remainder was classified as miscellaneous.

In fiscal 2003, Argosy’s marketing efforts generated inquiries from approximately 69,000 qualified prospective students. Argosy’s inquiry-to-applicant conversion ratio was 12% in fiscal 2003 and the applicant-to-new-student ratio was approximately 55% for fiscal 2003.

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

Art Institute students are of varying ages and backgrounds. For fiscal 2003, approximately 31% of the entering students matriculated directly from high school and the average age of entering students in Art Institute programs was 23.

Art Institute students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce the risk of student withdrawals, each Art Institute devotes staff resources to advising students regarding academic and financial matters, part-time employment and housing. Remedial courses are mandated for students with lower academic skill levels and tutoring is encouraged for students experiencing academic difficulties. The Art Institutes’ net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, was 66.3% in fiscal 2002 and 67.4% in fiscal 2003.

Argosy.    Argosy’s admissions objective is to achieve controlled student enrollment growth while consistently maintaining the integrity and quality of its academic programs. At each of Argosy’s schools, student admissions are overseen by a committee, consisting principally of members of the faculty, that reviews each application and makes admissions decisions. Argosy’s education programs operate with varying degrees of selectivity. Admissions criteria for certain programs include a combination of prior academic record, performance on an admissions essay and work experience. Other programs are likely to be beneficial to anyone who possesses the necessary qualifications and chooses to enroll. Those programs tend to be less selective; however, Argosy does screen students both for their commitment to completing a particular program of study and their aptitude for the academic subject matter of their chosen program.

Argosy students are of varying ages and backgrounds. In 2003, the average age of entering students in Argosy programs was 35.

At Argosy schools, student retention is considered the responsibility of the entire school, from admissions to faculty and administration to career counseling services. Students are counseled early in the application process to gauge their commitment to completing their chosen course of study. To minimize student withdrawals, faculty and staff members at each campus strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other matters that may affect their success. While doctoral psychology students have seven years to complete their studies, students generally complete the program in approximately five and one-half years. Argosy’s net annual persistence rate was 86.4% in both 2002 and 2003.

Education Programs

The Art Institutes.    The Art Institutes offer the following degree programs. Not all programs are offered at each Art Institute. (For internal purposes, the Company classifies its degree programs according to four “schools” or areas of study.)

The School of Design	The School of Media Arts
Associate’s Degree Programs	Associate’s Degree Programs
Graphic Design	Animation Art & Design
Industrial Design Technology	Audio Production
Interior Design	Broadcasting
Multimedia & Web Design
Bachelor’s Degree Programs	Photography
Advertising	Video Production
Graphic Design
Illustration	Bachelor’s Degree Programs
Industrial Design	Audio Production
Interior Design	Digital Media Production
Visual Communications	Film
Yacht & Marine Design	Game Art & Design
Media Arts & Animation
Master’s Degree Program	Multimedia & Web Design
Graphic Design	Photography
Simulation & Virtual Environments
The School of Fashion	Visual Effects & Motion Graphics
Associate’s Degree Programs	Visual & Game Programming
Apparel Design
Fashion Design	Master’s Degree Programs
Fashion Marketing	Computer Animation
Visual Merchandising	Film

Bachelor’s Degree Programs	The School of Culinary Arts
Accessory Design	Associate’s Degree Programs
Apparel Design	Culinary Arts
Fashion Design	Restaurant & Catering Management
Fashion Marketing & Management
Bachelor’s Degree Program
Culinary Management

Approximately 48% of the average quarterly student enrollment at The Art Institutes in fiscal 2003 was in bachelor’s degree programs and approximately 45% was in associate’s degree programs.

Approximately 7% of the average quarterly student enrollment at The Art Institutes in fiscal 2003 was in specialized diploma and certificate programs. Academic credits from the specialized diploma programs at The Art Institutes are generally transferable into bachelor’s and associate’s degree programs at those schools. Diploma and certificate programs are designed for working adults who seek to supplement their education or are interested in enhancing their marketable skills. Additionally, at certain Art Institutes the Center for Professional Development offers certificate programs to a wide audience, including alumni seeking advances in their career fields and professionals who wish to add marketable new skill sets.

Argosy.    The following degree programs are offered by Argosy, organized by discipline:

Psychology and Behavioral Sciences

Doctor of Psychology
Clinical Psychology

Doctor of Education
Counseling Psychology
Organizational Leadership
Pastoral Community Counseling

Master of Arts
Clinical Psychology
Counseling Psychology
Forensic Psychology
Guidance Counseling
Marriage and Family Therapy
Mental Health Counseling
Psychology
Professional Counseling
Sport-Exercise Psychology

Education Specialist Degree
School Counseling

Bachelor of Arts
Psychology

Law

Juris Doctor

Education

Doctor of Education, Education Specialist, Master of Arts in Education
Curriculum & Instruction
Educational Leadership

Business

Doctor of Business Administration
Accounting
Information Systems
International Business
Management
Marketing

Master of Business Administration

Bachelor of Science
Business Administration
e-Business
Organizational Management

Master of Science
Health Science Management

Health Sciences

Associate of Applied Science
Diagnostic Medical Sonography
Histotechnology
Medical Assisting
Veterinary Technology
Radiologic Technology

Associate of Science
Dental Hygiene
Medical Laboratory Technician
Radiation Therapy

Approximately 59% of the average student enrollment at Argosy in fiscal 2003 was in doctoral programs, 27% in master’s-level programs, 4% in bachelor’s-level programs and 10% in associate’s degree programs.

Argosy University was among the first institutions in the United States to offer the practitioner-focused Doctor of Psychology (“Psy.D.”) degree, as compared to the research-oriented Ph.D. degree. The Psy.D. is a four-year program consisting of one year of classroom training, two years divided between classroom training and fieldwork practicum and a fourth year consisting of a paid internship. The program focuses on practical issues in clinical psychology rather than abstract research topics. For example, fourth-year students prepare a case study as their final project rather than a doctoral dissertation. Clinical M.A. students complete a two-year program that can be carried over into Argosy University’s Psy.D. program.

Argosy University also offers post-doctoral certificate programs in clinical psychology, psychopharmacology and sports psychology.

Argosy University’s doctoral, master’s, and bachelor-level programs in business are offered both part-time and full-time and consist of classes in disciplines such as statistics, economics, accounting and finance. The D.B.A. programs are 60 semester hours; the M.B.A. is a 48-semester-hour program; and the bachelor-level programs are 120-semester-hour degree completion programs for students with 42 or more qualified semester hours.

The master’s and doctoral education programs are offered to professional educators from across the United States. The Ed.D. is a 60 semester-hour program, the M.Ed. is a 36-hour program and the Education Specialist curriculum is a 30-hour program.

The health sciences programs typically consist of 12 to 15 months of full-time classroom training and two to six additional months of internship.

Argosy Professional Services’ Ventura division publishes materials and holds workshops in cities across the United States to prepare individuals to take various national and state-administered health care licensure examinations in the fields of psychology, social work, counseling, marriage and family therapy, and marriage, family and child counseling. The programs typically last three to four days.

Argosy Professional Services’ Connecting Link division provides graduate-level continuing education courses to educators. It partners with local institutions that approve the instructors and curricula and provide the credit for each of these courses. Students then apply these credits toward career advancement and/or continuing education requirements of their state’s teacher’s license.

Graduate Employment

The Art Institutes.    Based on information received from graduating students and employers, the Company believes that students graduating from The Art Institutes during the five calendar years ended December 31, 2002 obtained employment in fields related to their programs of study as follows:

Graduating Classes (Calendar Year)	Number of Available Graduates(1)	Percentage of Available Graduates Who Obtained Employment Related to Program of Study(2)
2002	5,504	87.3%
2001	5,598	86.6
2000	5,414	90.7
1999	5,279	90.1
1998	4,719	90.9

(1)	The term “Available Graduates” refers to all graduates except those who are pursuing further education, deceased, in active military service, who have medical conditions that prevent such graduates from working, who are continuing in a career unrelated to their program of study, or who are international students no longer residing in the United States.

(2)	The information presented reflects employment in fields related to graduates’ programs of study within six months after graduation.

For calendar year 2002, the approximate average starting salaries of graduates of degree and diploma programs at The Art Institutes were as follows: The School of Culinary Arts—$25,975; The School of Design—$28,797; The School of Fashion—$26,070; and The School of Media Arts—$27,916.

Each Art Institute offers career-planning services to all graduating students through its Career Services department. Specific career advice is provided during the last two quarters of a student’s education. In addition to individualized training in interviewing and networking techniques and resume-writing, a Career Development course is required for all students. Students also receive portfolio counseling where appropriate. The Art Institutes maintain contact with approximately 50,000 employers nationwide. Employers of Art Institute graduates include numerous small and medium-sized companies, as well as larger companies with a national or international presence. Career services advisors educate employers about the programs at The Art Institutes and the caliber of their graduates. These advisors also participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff also visit employer sites to learn more about their operations and better understand their recruiting needs.

Argosy.    Recently, Argosy began tracking employment and graduate employment data in detail for all graduating students. Argosy also provides career counseling and job search advising services to their students at all campuses to help them locate internships, practicums and full-time positions after graduation. Students can seek assistance from an experienced career counselor to develop their job search goals, learn to write an effective resume and cover letter, and sharpen their interviewing skills.

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

In addition to the institutional accreditations described above, three Art Institutes offer interior design programs that have programmatic accreditation by the Foundation for Interior Design Education Research (FIDER) and six Art Institutes offer culinary programs accredited by the American Culinary Federation. Seven Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs.

The following table shows the location of each of EDMC’s schools at June 30, 2003, the name under which it operates, the year of its establishment, the date EDMC opened or acquired it, and the accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first). No accreditation is shown for The Art Institute of Toronto as the Province of Ontario has no accreditation process for post-secondary schools.

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institutes

The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)

The Art Institute of California— Los Angeles	Los Angeles, CA	1997	1998	Accrediting Council of Independent Colleges and Schools (“ACICS”) (1)

The Art Institute of California— Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California—Los Angeles) (1)

The Art Institute of California— San Diego	San Diego, CA	1981	2001	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”)

The Art Institute of California—San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California—Los Angeles) (1)

The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS

The Art Institute of Colorado	Denver, CO	1952	1976	ACICS

The Art Institute of Dallas	Dallas, TX	1964	1985	SACS

The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS

The Art Institute of Houston	Houston, TX	1974	1979	SACS

The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT

The Art Institute of New York City	New York, NY	1980	1997	ACICS; New York State Board of Regents

The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS

The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS (as a branch of The Art Institute of Colorado)

The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	ACICS; candidate with Middle States Association of Colleges & Schools of the Commission on Higher Education

The Art Institute of Portland	Portland, OR	1963	1998	Commission on Colleges and Universities of the Northwest Association of Schools and of Colleges and Universities (“NWASC”)

The Art Institute of Seattle	Seattle, WA	1946	1982	NWASC

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency

The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute Online	Pittsburgh, PA	1999	2000	Approved by ACICS to offer programs as a division of The Art Institute of Pittsburgh

The Art Institute of Toronto	Toronto, Ontario	1997	2002	Not Applicable

The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS

The Art Institute of Vancouver	Vancouver, BC	1998	2003	Private Post-Secondary Education Commission of British Columbia (“PPSEC”)

The Art Institute of Vancouver—Burnaby	Burnaby, BC	1979	2003	PPSEC

California Design College	Los Angeles, CA	1991	2003	ACICS

The Illinois Institute of Art— Chicago	Chicago, IL	1916	1996	ACCSCT

The Illinois Institute of Art— Schaumburg	Schaumburg, IL	1983	1996	ACCSCT (as a branch of The Illinois Institute of Art—Chicago)

The Miami International University of Art & Design	Miami, FL	1965	2002	SACS

The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges, Inc

ITI Information Technology Institute	Vancouver, BC	1998	2002	PPSEC

Argosy University				Higher Learning Commission of the North Central Association of Colleges and Schools (all locations)

Argosy University/Atlanta	Atlanta, GA	1990	2002

Argosy University/Chicago	Chicago, IL	1976	2002

Argosy University/Chicago Northwest	Rolling Meadows, IL	1979	2002

Argosy University/Dallas	Dallas, TX	2002	2002

Argosy University/Honolulu	Honolulu, HI	1979	2002

Argosy University/Orange County	Orange, CA	1999	2002

Argosy University/Phoenix	Phoenix, AZ	1997	2002

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency

Argosy University/San Francisco	Point Richmond, CA	1998	2002

Argosy University/Sarasota	Sarasota, FL	1969	2002

Argosy University/Seattle	Seattle, WA	1997	2002

Argosy University/Tampa	Tampa, FL	1997	2002

Argosy University/Twin Cities	Bloomington, MN	1961	2002

Argosy University/Washington D.C.	Arlington, VA	1994	2002

Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; provisionally accredited by American Bar Association

Accrediting agencies monitor each institution’s performance in specific areas. In the event that the information provided by a school to an accrediting agency indicates that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require that school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2003, nine of the Company’s schools were required to provide such supplemental reports. Three of these schools must seek the prior approval of their accrediting agency in order to open or commence teaching at new locations. The accrediting agencies do not consider requesting that a school provide supplemental reports to be a negative action.

Western State University College of Law (“WSU”) has been asked by the American Bar Association (“ABA”) to show cause at a hearing to take place on November 7, 2003 why WSU’s provisional accreditation should not be withdrawn. The Company believes that WSU meets the ABA standards for accreditation. However, if the ABA should decide to withdraw WSU’s provisional accreditation, this action could have a material adverse effect on WSU. However, WSU would continue to be eligible to participate in Title IV Programs.

Student Financial Assistance

Many students at EDMC’s U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under the HEA (“Title IV Programs”). Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is located, (ii) accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV Program regulations.

(1)	Accreditation information for these locations reflects their status as of July 1, 2003.

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

FFEL.    The FFEL program consists of two types of loans: Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $18,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. Amounts received by students in the Company’s U.S. schools under the Stafford loan program in fiscal 2003 equaled approximately 43% of the Company’s net revenues. PLUS loans may be obtained by the parent(s) of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled. Amounts received by parents of students in the Company’s U.S. schools under the PLUS loan program in fiscal 2003 equaled approximately 16% of the Company’s net revenues.

Pell.    Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 2003, Pell grants ranged up to $4,000 per year, depending on student need and other factors; beginning on July 1, 2003, the limit was increased to $4,050 per year. Amounts received by students enrolled in the Company’s U.S. schools in fiscal 2003 under the Pell program represented approximately 7% of the Company’s net revenues.

FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants at EDMC schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. Amounts received by students in the Company’s U.S. schools under the FSEOG program in fiscal 2003 represented approximately 1% of the Company’s net revenues.

Perkins.    Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000. Eligible graduate students may borrow up to $6,000 in Perkins loans each academic year, with an aggregate maximum of $40,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2003, the Company collected approximately $4.7 million from its former students. In fiscal 2003, the Company’s required matching contribution was approximately $230,000. The Perkins loans disbursed to students in the Company’s U.S. schools in fiscal 2003 represented approximately 1% of the Company’s net revenues.

Federal Work-Study.    Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. In fiscal 2003, FWS funds represented approximately 1% of the Company’s net revenues.

Legislative Action.    Political and budgetary concerns can significantly affect the Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA through 2003. It is expected that reauthorization will occur in calendar year 2004. In addition, the U.S. Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. Since a significant percentage of the Company’s revenue is derived from Title IV Programs, any action by the U.S. Congress that significantly reduced Title IV Program funding or the ability of the Company’s schools or students to participate in the Title IV Programs could have a material adverse effect on the Company’s business, results of operations or financial condition. Legislative action also could increase the Company’s administrative costs and require the Company to adjust its practices in order for its schools to comply fully with Title IV Program requirements.

Other Financial Assistance Sources

Students at several of the Company’s U.S. schools participate in state grant programs. In fiscal 2003, approximately 3% of the Company’s net revenues were indirectly derived from state grant programs. In addition, certain students at some of the Company’s U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 2003, financial assistance from such federal and state programs equaled less than 1% of the Company’s net revenues. The schools also provide institutional scholarships to qualified students. In fiscal 2003, institutional scholarships had a value equal to approximately 3% of the Company’s net revenues.

The Company has also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans. The primary objective of these loan programs is to lower the monthly payments required of students. Such loans are without recourse to the Company or its schools. In fiscal 2003, alternative loans represented approximately 9% of the Company’s net revenue.

Availability of Lenders

During fiscal 2003, eight lending institutions provided over 95% of all federally guaranteed loans to students attending the Company’s U.S. schools. While the Company believes that other lenders would be willing to make federally guaranteed student loans to its students if loans were no longer available from its current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

Three student loan guaranty agencies currently guarantee approximately 95% of all federally guaranteed student loans made to students enrolled at the Company’s U.S. schools. The Company believes that other guaranty agencies would be willing to guarantee loans to the Company’s students if any of the three current agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, although there can be no assurances in this regard.

Federal Oversight of Title IV Programs.    The Company’s U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U. S. Department of Education, its Office of Inspector General, and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm. If the U. S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV Program funds or violated a provision of the HEA or its implementing regulations, the affected institution may be required to repay such funds to the U. S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine. Although EDMC endeavors to comply with the HEA and implementing regulations, it cannot guarantee that its interpretation of the relevant rules will be upheld by the U. S. Department of Education in all cases.

If the U. S. Department of Education views a violation as significant, it can also transfer the institution from the advance system of receiving Title IV Program funds to the cash monitoring or reimbursement method of payment, under which a school may have to disburse its own funds to students and document students’ eligibility for Title IV Program funds, prior to receiving reimbursement from the Title IV Programs.

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

The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. EDMC is not aware of any reason that any of the agencies that accredit its institutions would not be approved as a result of such review. In any event, if an accreditation agency is not approved by the U.S. Department of Education, the institutions that are affected are given time to apply for accreditation from a different agency.

Cohort Default Rates.    Each institution that participates in the FFEL program must maintain a student loan cohort default rate equal to or less than 25% for three consecutive years or it will no longer be eligible to participate in the Title IV programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. Each institution that participates in the Perkins program must maintain a student loan cohort default rate equal to or less than 50% for three consecutive years or it will no longer be eligible to participate in the Perkins programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

None of the Company’s schools has had an FFEL cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. For federal fiscal year 2001, the most recent year for which such rates have been published, the average FFEL cohort default rate for borrowers at all proprietary institutions was 9.0%. For that year, the combined FFEL cohort default rate for all borrowers at the Company’s schools owned as of June 30, 2003 was 5.4%, and its individual schools’ rates ranged from 1.6% to 20.6%.

If an institution’s FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Provisional certification does not by itself limit an institution’s access to Title IV Program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV Program requirements.

To EDMC’s knowledge, the U.S. Department of Education reviews an institution’s compliance with the cohort default rate thresholds described above only when that institution is otherwise subject to a U.S.

Department of Education renewal of certification review. Four of the Company’s schools owned as of June 30, 2003 had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 2002, the most recent year for which such rates have been calculated. In aggregate, funds from the Perkins program equaled less than 2% of these schools’ net revenues in fiscal 2003. None of these schools has been placed on provisional certification. None of the Company’ Perkins cohort default rates exceeded 50% during the federal award year ending June 30, 2002.

Each of the Art Institutes maintains a student loan default management plan. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies. Argosy’s historical default rates have been quite low, and therefore Argosy has engaged in significantly fewer default management activities.

Regulatory Oversight.    The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV Programs. Generally such reviews occur every six years. A denial of renewal of certification precludes a school from continuing to participate in Title IV Programs. All EDMC schools that submitted renewal of certification applications during fiscal 2003 received renewed certification.

During fiscal 2004, The Art Institute of Houston, The Art Institute of Fort Lauderdale, The Art Institute of California—San Diego and Argosy University are scheduled to apply for recertification.

As of June 30, 2003, The Art Institute of California—San Diego, The Art Institute of Las Vegas, Miami International University of Art & Design, California Design College, Argosy University and Western State University College of Law were all provisionally certified by the U.S. Department of Education due to their recent acquisition by the Company. A letter of credit was required to be posted during the change of ownership of California Design College.

Financial Responsibility Standards.    All institutions participating in Title IV Programs must satisfy certain standards of financial responsibility. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process, and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 2003, the Company believes that, on an individual institution basis, each of its schools then participating in Title IV Programs satisfied the financial responsibility standards. The Illinois Institute of Art—Schaumburg, The Art Institute of Phoenix, The Art Institute of California—Los Angeles, The Art Institute of California—Orange County and The Art Institute of Washington are combined with their main campuses, The Illinois Institute of Art—Chicago, The Art Institute of Colorado, The Art Institute of Pittsburgh, The Art Institute of Colorado and The Art Institute of Atlanta, respectively, for that purpose. All campuses of Argosy University are also combined for this purpose.

Return of Title IV Funds.    Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. The Company has posted letters of credit for five of its schools because independent audits indicated that they had been late in the payment of 5% or more of their refunds during at least one of their two most recent fiscal years. The Company has instituted practices and procedures to expedite refunds of FFEL program funds, including payment of refunds by electronic fund transfers.

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

Restrictions on Operating Additional Schools.    The HEA generally requires that certain institutions, including for-profit schools, be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV Programs under its new ownership. A school’s change of ownership application can be reviewed prior to the change of ownership. If the Department finds the application to be materially complete, the Department may generate a Temporary Program Participation Agreement allowing the school’s students to continue to receive federal funding, subject to the Department’s continued review of the transaction and certain other conditions. Subsequent to the Department’s review of the complete application filed as a result of the transaction, the Department will either deny recertification to the school under the new ownership or recertify the school on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV Program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds. The Company’s expansion plans are based, in part, on its ability to add additional locations and acquire schools that can be recertified.

The “90/10 Rule.”    Under a provision of the HEA commonly referred to as the “90/10 Rule,” a for-profit institution such as each of EDMC’s U.S. schools will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain eligibility until the following fiscal year. For the Company’s schools that disbursed federal financial aid during fiscal 2003, the percentage of revenues derived from Title IV Programs ranged from approximately 51% to 77%, with a weighted average of approximately 66%.

Restrictions on Payment of Bonuses, Commissions or Other Incentives.    The HEA and Department of Education regulations forbid institutions from paying a bonus, commission or other incentive payment based directly or indirectly on success in securing financial aid or enrollments to any persons engaged in student recruiting or admissions activities or in making decisions regarding the awarding of student financial assistance. EDMC believes that its compensation plans are in compliance with HEA requirements.

State Authorization and Accreditation Agencies

Each of EDMC’s U.S. schools is authorized to offer education programs and grant degrees or diplomas by the state in which such school is located. The level of regulatory oversight varies substantially from state to state. In some states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education.

Each of EDMC’s U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U. S. Department of Education.

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

Canadian Regulation and Financial Aid

The Art Institute of Toronto is registered and in good standing with the Private Career Colleges Division of the Ontario Ministry of Training, Colleges and Universities and is regulated under the Private Career Colleges Act. While there are an assortment of financial aid programs that can assist eligible students at the Company’s schools in Ontario to attend post-secondary institutions, the largest is a combination of government-subsidized Canada Student Loans and Ontario Student Loans programs. Eligible students at the Company’s schools in Ontario may receive up to $500 Canadian per week of training, depending on the individual.

The Art Institute of Vancouver and The Art Institute of Vancouver-Burnaby are registered with and accredited by the Private Post-Secondary Education Commission (PPSEC) of British Columbia. PPSEC is an agency of the British Columbia government that is responsible for the regulation and accreditation of private post-secondary education in the province. As in Ontario, there is an assortment of financial aid programs available, but the largest is a combination of Canadian Student Loan funds and British Columbia Student Loan funds. Students attending these locations are eligible for both Canada and British Columbia student aid. Depending on their need and their year in post-secondary education, full-time eligible single students can receive loans/and or grants up to $265 Canadian per week and eligible students with dependents can receive up to $435 Canadian per week.

All Canadian locations must meet eligibility standards to administer these financial aid programs and must comply with extensive regulatory requirements.

Employees

As of June 30, 2003, EDMC employed 4,258 full-time and 1,467 part-time staff and faculty.

Competition

The post-secondary education market is highly fragmented and competitive. The Company’s undergraduate programs compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools; its graduate programs also compete with other post-graduate institutions. Many public and private colleges and universities offer programs similar to those offered by the Company. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices. However, tuition at private non-profit institutions is, on average, higher than that at the Company’s institutions.

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

Availability of Reports

The Company makes available financial information, news releases and other information on its Web site at www.edmc.com. Information contained on the Company’s web site is not part of this Annual Report on Form 10-K or its other filings with the Securities and Exchange Commission. There is a direct link from the Web site to the Company’s Securities and Exchange Commission filings, where the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after the Company files such reports and amendments with, or furnishes them to, the Securities and Exchange Commission. Stockholders may also contact Investor Relations at 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222 or call 412-995-7684 to obtain a hard copy of these reports without charge.

ITEM 2—PROPERTIES

The Company’s corporate headquarters are located in Pittsburgh, Pennsylvania. As of June 30, 2003, EDMC’s schools were located in major metropolitan areas in 16 states and two Canadian provinces. Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy schools are smaller and typically located in office or commercial buildings.

The Company currently leases the majority of its facilities. It owns a student housing facility in Fort Lauderdale, Florida; buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, and by Argosy University in Egan, Minnesota and Sarasota, Florida. As of June 30, 2003, the Company owned approximately 617,000 square feet and leased approximately 2,230,000 square feet. The leases have remaining terms ranging from less than one year to 19 years. The Company has secured alternative space for those lease agreements that are nearing expiration.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the Nasdaq National Market System under the symbol “EDMC.” As of September 23, 2003, there were 36,188,928 shares of Common Stock outstanding held by 864 holders of record. The prices set forth below reflect the high and low sales prices for the Company’s Common Stock, as reported in the consolidated transaction reporting system of the Nasdaq National Market System.

	2002		2003
Three Months Ended	High	Low	High	Low
September 30	$45.54	$24.40	$45.00	$32.45
December 31	39.04	30.05	46.06	33.84
March 31	42.27	33.96	42.08	34.03
June 30	44.12	38.08	53.20	40.65

EDMC has not declared or paid any cash dividends on its capital stock during the past two years. EDMC currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

Information concerning securities authorized for issuance under the Company’s equity compensation plans will be contained in the Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

The following summary consolidated financial and other data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto filed in response to Item 8 below and the information included in response to Item 7 below. Most of the summary data presented below is derived from the Company’s consolidated financial statements audited by independent auditors, whose reports are filed in response to Item 8 below. The consolidated financial statements as of and for the years ended June 30, 2002 and 2003 were audited by Ernst & Young LLP. The financial statements as of and for the year ended June 30, 2001 were audited by Arthur Andersen LLP. The summary consolidated income statement data for the years ended June 30, 1999 and 2000 and the summary consolidated balance sheet data as of June 30, 1999, 2000 and 2001 are derived from audited consolidated financial statements not included herein. The results presented include results of operations for the acquisitions completed during the fiscal year as of their respective acquisition dates.

	Year ended June 30,
	1999	2000	2001	2002(1)	2003(2)
	(dollars in thousands, except per share amounts)
Income Statement Data:
Net revenues	$260,805	$307,249	$370,681	$500,576	$640,027
Net income	18,752	22,530	28,978	42,314	56,277

Per Share Data:
Basic:
Net income	$.64	$.78	$.97	$1.28	$1.59
Weighted average number of shares outstanding, in thousands(3)	29,314	28,964	29,742	33,026	35,478
Diluted:
Net income	$.61	$.75	$.93	$1.23	$1.54
Weighted average number of shares outstanding, in thousands(3)	30,615	29,921	31,016	34,479	36,509

Other Data:
Capital expenditures(4)	$55,892	$58,149	$38,822	$50,371	$76,983
Enrollment at beginning of fall quarter(5)	21,133	24,152	27,718	32,180	43,784

	As of June 30,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Total cash (including restricted cash)	$32,871	$39,538	$47,290	$86,233	$80,491
Receivables, net	12,490	14,931	22,539	30,378	39,709
Current assets	55,709	66,713	83,175	140,042	151,029
Total assets	178,746	240,675	287,540	492,655	566,573
Current liabilities	45,188	62,891	73,897	139,672	130,208
Long-term debt (including current portion)	37,231	64,283	53,660	28,576	38,500
Shareholders’ investment	96,805	112,950	159,949	346,577	427,779

(1)	Argosy’s results are included as of the acquisition date of December 21, 2001. Note 2 to the consolidated financial statements provides pro forma results as if Argosy had been acquired and consolidated as of July 1, 2001.
(2)	Fiscal 2003 results reflect a change in accounting estimate as the Company evaluated the useful lives for its property and equipment and adjusted the lives of certain classes of assets to more closely reflect actual usage. The useful life adjustment in the fourth quarter decreased income before interest and taxes by $3.2 million. Net income and basic and diluted earnings per share were reduced by $1.9 million and $.05, respectively.

(3)	The weighted average shares outstanding used to calculate basic income per share does not include potentially dilutive securities (such as stock options). Diluted weighted average shares outstanding includes, where dilutive, the equivalent shares of Common Stock calculated under the treasury stock method for the assumed exercise of options and warrants.
(4)	Capital expenditures for fiscal 2001, 2002 and 2003 reflect approximately $4.5 million, $9.5 million and $5.7 million included in accounts payable at year-end, respectively.
(5)	Excludes students enrolled at NCPT: The National Center for Paralegal Training (“NCPT”), which has taught out all programs. NCPT had 385, 350, 281, 195, and 45 students enrolled at the beginning of the fall quarters of fiscal 1999, 2000, 2001, 2002 and 2003, respectively.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations and financial condition should be read in conjunction with the information filed in response to Item 6 above and Item 8 below. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. Results for certain entities have been reclassified to The Art Institutes segment (see Note 16 in the accompanying financial statements).

Background

EDMC is among the largest providers of private post-secondary education in North America, based on student enrollment and revenue. EDMC’s educational institutions offer a broad range of academic programs concentrated in the creative and applied arts, behavioral sciences, education and business fields, culminating in the award of associate’s through doctoral degrees. The Company has provided career-oriented education for over 40 years.

Net revenues are presented after deducting refunds, scholarships and other adjustments. Net revenues increased 72.7% to $640.0 million in 2003 from $370.7 million in 2001. Income before interest and taxes increased 86.7% to $92.7 million in 2003 from $49.7 million in 2001. Net income increased by 94.2% to $56.3 million in 2003 from $29.0 million in 2001.

Art Institute net revenues increased 48.7% to $551.1 million in 2003 from $370.7 million in 2001. Income before interest and taxes for The Art Institutes increased 68.2% to $83.6 million in 2003 from $49.7 million in 2001. Average quarterly student enrollment at The Art Institutes was 33,669 in 2003 compared to 25,284 in 2001, an increase of 33.2%. The increase in average enrollment relates to, among other factors, new education programs and additional school locations, along with expanded bachelor’s degree and evening degree program offerings.

The Art Institutes’ net revenues consist of tuition and fees, student housing fees, bookstore sales and restaurant sales in connection with culinary programs. In 2003, The Art Institutes derived 90.0% of net revenues from net tuition and fees paid by or on behalf of its students. Tuition revenue generally varies based on the average tuition charge per credit hour and the average student population. Bookstore and housing revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a period and by the number of new students entering school during such period. New students enter The Art Institutes at the beginning of each academic quarter, which typically commence in January, April, July and October. The Company believes that the size of its student population at The Art Institutes is influenced by the number of graduating high school students, the attractiveness of its program offerings, the effectiveness of its marketing efforts, changes in technology, the persistence of its students, the length of its education programs and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing the Company’s average student population.

Argosy’s net revenues were $88.9 million in 2003 and income before interest and taxes was $9.2 million. Argosy’s average student enrollment was 6,788 in 2003. Argosy contributed $39.7 million in net revenues and $4.6 million in income before interest and taxes to the Company’s consolidated results in 2002. Argosy’s results are included in the Company’s results of operations from the date of acquisition, December 21, 2001.

Argosy’s revenues consist of tuition, workshop fees and sale of related study materials. Argosy derived 95.8% of its net revenues from net tuition and fees paid by or on behalf of its students in fiscal 2003. Argosy’s schools charge tuition at varying amounts, depending on the particular school and upon the type of program and specific curriculum. Students begin courses at Argosy University at terms typically beginning in January, April, and September.

Tuition increases have been implemented in varying amounts in each of the past several years. Historically, the Company has been able to pass along cost increases through increases in tuition. Average rates at The Art Institutes increased by approximately 7% during 2003, while average rates at Argosy increased by approximately 5%. Tuition rates vary by geographic region, but are generally consistent from program to program at the respective schools.

The majority of students at The Art Institutes and Argosy rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the years ended June 30, 2003, 2002 and 2001 approximately 68%, 65% and 60%, respectively, of the Company’s net revenues were indirectly derived from Title IV Programs.

Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. The Art Institutes’ faculty comprised approximately 50% full-time and 50% part-time employees for 2002 and approximately 47% full-time and 53% part-time employees for 2003. Argosy’s faculty comprised approximately 83% full-time and 17% part-time employees for 2002 and approximately 86% full-time and 14% part-time employees for 2003.

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

In September 2001, the Company purchased the assets of International Fine Arts College located in Miami, Florida for approximately $25.0 million in cash. The school was renamed Miami International University of Art & Design.

In November 2001, the Company purchased certain assets of ITI Information Technology Institute from ITI’s court-appointed receiver. The purchase agreement required EDMC to fund certain operating expenses prior to the closing of the acquisition. The funded expenses and purchase price totaled approximately $6.0 million.

In December 2001, the Company completed its acquisition of Argosy. In September 2001, the Company had closed into escrow its purchase of 4.9 million shares of Argosy from its controlling shareholder. The aggregate cash purchase price for these shares was $58.8 million. The Company acquired the approximately 1.6 million remaining Argosy shares outstanding for $12.00 per share at the closing of the acquisition in December 2001. The Company paid $79.3 million in cash for Argosy and assumed $3.5 million in debt.

In October 2002, the Company acquired the stock of The Center for Digital Imaging and Sound (“CDIS”) in Burnaby, British Columbia, Canada for approximately $9.9 million in cash. CDIS was renamed The Art Institute of Vancouver-Burnaby.

In October 2002, the Company purchased assets and assumed certain liabilities of California Design College, located in Los Angeles, California, for approximately $15.0 million in cash.

In November 2002, the Company acquired the stock of Infocast Digital Arts, Inc., which operated IDA Institute of Digital Arts in Richmond, British Columbia, Canada, for approximately $1.0 million in cash. IDA was renamed The Art Institute of Vancouver.

The acquisitions completed in fiscal 2002 and 2003 were accounted for as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), which the Company adopted in the first quarter of fiscal 2002.

Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of these newer schools were approximately $8.9 million and $5.2 million in fiscal 2002 and 2003, respectively. Several of the Company’s recent acquisitions in The Art Institutes segment were profitable for 2003 and are not included in the loss results above. Included with the 2002 operating losses is approximately $884,000 of costs associated with the closure of the Halifax, Nova Scotia location of ITI Information Technology Institute.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship of certain income statement items to net revenues.

	Year ended June 30,
	2001	2002	2003
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	65.4	64.9	65.2
General and administrative	20.7	20.5	19.6
Amortization of intangible assets	0.5	0.8	0.7

	86.6	86.2	85.5

Income before interest and taxes	13.4	13.8	14.5
Interest expense, net	0.6	0.3	0.2

Income before income taxes	12.8	13.5	14.3
Provision for income taxes	5.0	5.0	5.5

Net income	7.8%	8.5%	8.8%

Year Ended June 30, 2003 Compared with Year Ended June 30, 2002

Net Revenues

Net revenues increased by 27.9% to $640.0 million in 2003 from $500.6 million in 2002 primarily due to an increase of 24.3% in student enrollment to 40,457 from 32,545 in the prior year accompanied by tuition increases. Increases in total enrollment are influenced by the higher number of potential students, including increasing numbers of high school graduates; new locations through start-up or acquisition; and expansion of education programs.

Net revenues at The Art Institutes increased 19.6%, or $90.2 million, to $551.1 million in 2003 as compared to $460.9 million in 2002. The revenue increase for The Art Institutes was primarily due to 14.3% higher average quarterly student enrollment ($60.0 million) and average tuition rates rising approximately 7% ($25.6 million). The average academic year (three academic quarters) tuition cost for a student attending classes at an Art

Institute on a recommended full schedule increased to $14,200 in 2003 from $13,400 in 2002. Average enrollment at locations operated by the Company for two years or more increased 10.8% in 2003 to 31,369 compared to 28,315 in 2002. In addition to the growth at more established locations, recent acquisitions have contributed approximately $16.6 million or 3.6% to the growth in net revenues. Fiscal 2003 includes a full year of revenue for Miami International University of Art & Design and ITI Information Technology Institute, neither of which the Company owned for the entire comparable prior year. Additionally, The Art Institute of Vancouver-Burnaby and California Design College were purchased in October 2002 and The Art Institute of Vancouver was purchased in November 2002.

Net housing revenues for The Art Institutes rose by 18.1% to $31.8 million in 2003 from $26.9 million in 2002 and revenues from bookstore sales in 2003 grew by 12.4% to $20.6 million. Both increased primarily as a result of higher average student enrollment.

Argosy’s net revenues were approximately $88.9 million in 2003 as compared to $39.7 million in 2002. The Company acquired Argosy on December 21, 2001 and has incorporated their results from that date forward. Argosy’s average enrollment was 6,788 for fiscal 2003. The average tuition cost for a student attending classes at Argosy was approximately $12,000 and $12,700 for 2002 and 2003, respectively. Argosy does not have student housing revenue.

Overall refunds increased to $15.0 million in 2003 from $11.5 million in 2002.

Educational Services

Educational services expense increased by $92.5 million, or 28.5%, to $417.6 million in 2003 from $325.0 million in 2002. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services. Additionally, on April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates on actual usage. This change in accounting estimate increased 2003 educational services expense by $3.2 million and included the write-off of the net book value of certain fixed assets as of the start of the fourth quarter.

The Art Institutes’ educational services expenses increased by $56.7 million, or 18.8%, to $358.6 million in 2003, from $302.0 million in 2002. Approximately $41.6 million of the increase in educational services expenses at the Art Institutes was attributable to schools owned by EDMC prior to 2002 and $15.1 million was attributable to schools added in 2002 and 2003. Overall, the primary components of the increase included salaries, rent and operating expenses as well as increased depreciation associated with recent capital expenditures and the change in useful lives.

As a percentage of net revenues, the Art Institutes’ educational services expense decreased approximately 40 basis points to 65.1% as compared to 65.5% in 2002. This decrease at the Art Institutes reflects improvement in certain costs as a percentage of net revenues, including salaries and bad debt, partially offset by increases in depreciation as a result of the change in useful lives.

Argosy’s educational services expenses were approximately $58.9 million for 2003, representing 66.3% of Argosy’s 2003 net revenues compared to $23.1 million in 2002, representing 58.1% of Argosy’s 2002 net revenues. The increase in Argosy’s educational services expenses as a percentage of revenue reflects the increased investment in Argosy’s schools, including expenses such as depreciation, facility costs, and instructional salaries.

General and Administrative

General and administrative expense increased by $22.8 million or 22.3%, to $125.3 million in 2003 from $102.5 million in 2002. The increase was primarily due to incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools.

The Art Institutes’ general and administrative expenses increased by $14.6 million, or 16.0%, to $106.0 million in 2003, from $91.4 million in 2002. Approximately $10.2 million of the increase in general and administrative expenses at The Art Institutes is attributable to schools owned by EDMC prior to 2002 and $4.4 million is attributable to schools added in 2002 and 2003. Overall, the primary components of this increase include advertising and employee compensation.

As a percentage of net revenues, the Art Institutes’ general and administrative expense decreased approximately 60 basis points between years, from 19.8% in 2002 to 19.2% in 2003. The improvement in general and administrative expenses as a percentage of net revenues at the Art Institutes resulted from marketing and admissions expense and corporate costs growing at a lesser rate than net revenues.

Argosy’s general and administrative expenses were approximately $19.3 million for 2003, representing 21.7% of Argosy’s 2003 net revenues, compared to $11.1 million in 2002, representing 28.0% of Argosy’s net revenues. The decrease in Argosy’s general and administrative expenses reflects the gaining leverage on certain fixed costs, as well as a reduction in corporate costs as a percentage of net revenues.

Amortization of Intangible Assets

Amortization of intangibles increased by approximately $.3 million to $4.4 million in 2003. This change reflected the incremental amortization associated with intangibles purchased in conjunction with recent acquisitions, along with amortization of ongoing curriculum development at The Art Institute Online. This increase was partially offset by several intangible assets that had been amortized in 2002 becoming fully amortized in 2003. Additionally, during fiscal 2002 a goodwill impairment charge of approximately $1.2 million was included with the amortization of intangible assets in connection with the planned closures of NCPT and of the Halifax, Nova Scotia location of ITI Information Technology Institute.

Interest Expense, Net

The Company had net interest expense of $1.3 million in 2003 as compared to $1.6 million in 2002. The Company’s outstanding borrowings were reduced significantly at the end of the second quarter of fiscal 2002 due to proceeds received in a public offering of the Company’s Common Stock (the “Offering”). The average outstanding debt balance was approximately $96,000 in 2003, down from $10.0 million in 2002. Additionally, the average borrowing rate decreased approximately 240 basis points, from 4.5% in 2002 to 2.1% in 2003. Net interest expense includes, among other items, the amortization of fees paid in connection with amendment of the Company’s credit agreement (the “Credit Agreement”) during fiscal 2002.

Provision for Income Taxes

The Company’s effective tax rate was 38.5% in 2003, compared to 37.2% in 2002. The income tax provision for 2002 was reduced by approximately $0.8 million resulting from a one-time tax credit for the rehabilitation of the building occupied by The Art Institute of Pittsburgh. The effective rates differed from the combined federal and state statutory rates due to the net impact of goodwill and non-deductible expenses. As of June 30, 2003, the Company had state and foreign net operating loss carryforwards of $45.9 million and $11.2 million, respectively. A valuation allowance has been applied against $8.5 million of the foreign net operating loss carryforward. These expire at various dates beginning in fiscal 2007 through 2023. The Company has implemented tax strategies that it expects will result in utilization of these net operating loss carryforwards.

Net Income

Net income increased by $14.0 million or 33.0% to $56.3 million in 2003, from $42.3 million in 2002. The increase resulted from improved operations at the Company’s schools, especially improved profitability at newer schools, the full-year impact of the Argosy acquisition, and reduced interest expense, all of which were partially offset by a higher effective tax rate.

Year Ended June 30, 2002 Compared with Year Ended June 30, 2001

Net Revenues

Net revenues increased by 35.0% to $500.6 million in 2002 from $370.7 million in 2001 primarily due to an increase of 28.7% in student enrollment to 32,545 from 25,284 in the prior year accomplished through growth at existing locations and acquisitions accompanied by tuition increases. Increases in total enrollment are influenced by the higher number of potential students, including increasing numbers of high school graduates; new locations through start-up or acquisition; and expansion of degree programs.

The revenue increase of 23.4% at The Art Institutes was primarily due to an increase in average quarterly student enrollment of 16.3% ($37.9 million) and tuition increases of approximately 7% ($39.5 million). The average academic year (three academic quarters) tuition rate for a student attending classes at an Art Institute on a recommended full schedule increased to $13,000 in 2002 from $12,600 in 2001. Average enrollment at locations operated by the Company for two years or more increased 8.4% in 2002 to 26,620 compared to 24,561 in 2001. In addition to the growth at more established locations, acquisitions contributed approximately $22.9 million or 6.1% to the growth in net revenues. Fiscal 2002 included a full year of revenue for The Art Institute of California—San Diego and The Art Institute of Las Vegas, neither of which the Company owned for the entire comparable prior year. Additionally, Miami International University of Art & Design was purchased in September 2001.

Net housing revenues for The Art Institutes increased by 23.9% to $26.9 million in 2002 from $21.9 million in 2001 and revenues from the sale of educational materials in 2002 increased by 15.8% to $18.3 million. Both increased primarily as a result of higher average student enrollment.

Argosy’s net revenues were approximately $39.7 million in 2002. The Company did not own Argosy in the comparable prior year. Argosy’s average enrollment was 6,121 for the portion of fiscal 2002 that it was owned by EDMC. The average tuition rate for a student attending classes at Argosy was approximately $12,000 for 2002. Argosy does not have student housing revenue.

Overall refunds increased to $11.5 million in 2002 from $8.9 million in 2001.

Educational Services

Educational services expense increased by $82.7 million, or 34.1%, to $325.0 million in 2002 from $242.3 million in 2001. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services.

The Art Institutes’ educational services expenses increased by $59.7 million, or 24.6%, to $302.0 million in 2002, from $242.3 million in 2001. Approximately $34.0 million of the increase in educational services expenses at the Art Institutes is attributable to schools owned by EDMC prior to 2001 and $20.7 million is attributable to schools added in 2001 and 2002. Overall, the primary components of the increase include higher salaries and facility-related costs such as rent and depreciation expense.

As a percentage of net revenues, the Art Institutes’ educational services expense increased approximately 10 basis points to 65.5% in 2002.

Argosy’s educational services expenses were approximately $23.1 million for 2002, representing 58.1% of Argosy’s net revenues.

General and Administrative

General and administrative expense increased by $25.8 million or 33.6%, to $102.5 million in 2002 from $76.7 million in 2001. The increase was primarily due to incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools.

The Art Institutes’ general and administrative expenses increased by $14.7 million, or 19.1%, to $91.4 million in 2002 from $76.7 million in 2001. Approximately $5.3 million of the increase in general and administrative expenses at The Art Institutes was attributable to schools owned by EDMC prior to 2001 and $5.8 million was attributable to schools added in 2001 and 2002. Overall, the primary components of this increase included higher expenses for employee compensation and marketing and advertising.

As a percentage of net revenues, the Art Institutes’ general and administrative expense decreased approximately 90 basis points between years, from 20.7% in 2001 to 19.8% in 2002. The improvement was attributable to reductions in legal costs and marketing and advertising as a percentage of net revenues.

Argosy’s general and administrative expenses were approximately $11.1 million for 2002, and 28.0% as a percentage of their revenues.

Amortization of Intangible Assets

Amortization of intangible assets increased by $2.1 million, or 107.2%, to $4.1 million in 2002 from $2.0 million in 2001, as a result of additional amortization associated with the acquisitions completed during 2001 and 2002 and the amortization of ongoing curriculum developed at The Art Institute Online. Additionally, during fiscal 2002 a goodwill impairment charge of approximately $1.2 million was included with amortization of intangible assets in connection with the closures of NCPT and of the Halifax, Nova Scotia location of ITI Information Technology Institute. The effect of these increases for the year was partially offset by a decrease of approximately $1.0 million in amortization of goodwill as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Interest Expense, Net

The Company had net interest expense of $1.6 million in 2002 as compared to $2.3 million in 2001. The Company’s outstanding borrowings were reduced significantly at the end of the second quarter of fiscal 2002 due to proceeds received in the Offering. The average outstanding debt balance was approximately $10.0 million in 2002, down from $28.2 million in 2001. Additionally, the average borrowing rate decreased approximately 220 basis points, from 6.7% in 2001 to 4.5% in 2002. Net interest expense included, among other items, the amortization of fees paid in connection with amendment of the Credit Agreement during fiscal 2002.

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

Quarterly Financial Results (unaudited)

EDMC has experienced seasonality in its results of operations primarily due to the pattern of student enrollment. Historically, EDMC’s lowest quarterly revenues and income have been in the first quarter (July to September) of its fiscal year due to fewer students being enrolled during the summer months and the expenses incurred in preparation for the peak enrollment in the fall quarter (October to December). The Company expects that this seasonal trend will continue.

The following table sets forth the Company’s quarterly results for 2002 and 2003.

	Quarter ended
	Sept. 30 (Summer)	Dec. 31 (Fall)	Mar. 31 (Winter)	June 30 (Spring)
	(dollars in thousands, except per share data)
2002
Net revenues	$91,874	$129,490	$145,710	$133,502
Income before interest and income taxes	$3,709	$31,955	$23,378	$9,925
Income before income taxes	$3,230	$31,407	$23,100	$9,678
Net income	$1,983	$19,284	$14,933	$6,114
Earnings per share
—Basic	$.07	$.61	$.43	$.17
—Diluted	$.06	$.58	$.41	$.17
2003
Net revenues	$128,143	$175,136	$173,691	$163,057
Income before interest and income taxes	$4,888	$41,966	$30,214	$15,665
Income before income taxes	$4,578	$41,634	$29,875	$15,364
Net income	$2,838	$25,811	$18,521	$9,107
Earnings per share
—Basic	$0.08	$0.73	$0.52	$0.25
—Diluted	$0.08	$0.70	$0.51	$0.25

At the beginning of the fourth quarter of 2003, the Company evaluated the useful lives for its property and equipment and revised the lives of certain classes of such assets, as necessary, to more closely reflect actual usage. This adjustment in the fourth quarter decreased income before interest and income taxes by $3.2 million. Net income and basic and diluted earnings per share were reduced by $1.9 million and $.05, respectively.

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s unrestricted cash balance was $79.9 million, a decrease of $4.6 million from $84.5 million at June 30, 2002. The reduction in cash and cash equivalents as compared to 2002 is a result of the timing of The Art Institutes summer academic quarter, which started nine days later in 2003 than in 2002. Student loan proceeds normally received by electronic transfer in the last week of June were received in early July, because federal regulations provide for the payment of these funds only within 10 days before the start of classes. Total loan proceeds received by The Art Institutes within 10 days of the start of the summer quarter increased to $40.6 million this year from $31.0 million last year, and all of the funds were received in July. In the previous fiscal year, these funds were received in June.

Cash flow from operations was $71.4 million, $92.8 million, and $78.0 million for 2001, 2002 and 2003, respectively. The decrease of $14.8 million in cash flow from operations for fiscal 2003 is due primarily to the timing of receipt of financial aid for The Art Institutes summer term discussed in the preceding paragraph. This decrease was partially offset by increases in net income and non-cash charges. Cash flow from operating and investing activities does not reflect capital expenditures of approximately $4.5 million, $9.5 million and $5.7 million, which were included in accounts payable as of June 30, 2001, 2002 and 2003, respectively. Additionally, cash flow from operating and financing activities does not reflect income tax benefits related to the exercise of stock options of $9.8 million, $5.9 million and $8.2 million in 2001, 2002 and 2003, respectively. These deductions do not affect the Company’s tax provision; the benefit is recorded as additional paid-in capital in the accompanying consolidated balance sheets. Therefore, the change in the applicable consolidated balance sheet accounts (accounts payable, property and equipment, accrued liabilities and additional paid-in capital) does not directly correlate to the corresponding amounts in the accompanying consolidated statement of cash flows.

The Company had net working capital of approximately $20.9 million as of June 30, 2003, an increase of $20.5 million from $370,000 as of June 30, 2002. The increase in net working capital is a result of increases in other current assets, prepaid income taxes, moderate growth in net accounts receivable, and a slight decrease in accounts payable.

As of June 30, 2003, gross trade accounts receivable increased by $9.8 million to $60.7 million, or 19.4%, from the prior year-end balance of $50.8 million primarily due to acquisitions and higher student enrollment and tuition rates. Certain recently acquired schools within the Art Institutes system have not yet been converted to the quarter system used by most of the Art Institutes and were in session as of year-end. Under the payout terms, the corresponding accounts receivable balances at such schools would be reduced by the end of the applicable class sessions. Although tuition increases have exceeded corresponding increases in federal financial aid sources, the Company has arranged for alternative financing for students to reduce receivables.

The allowance for doubtful accounts was $24.0 million and $26.8 million as of June 30, 2002 and 2003, respectively. The allowance for doubtful accounts represented 44.2% of gross accounts receivable as of June 30, 2003, as compared to 47.2% for 2002. This reduction in the reserve for bad debts reflects better overall receivable management, as evidenced by lower bad debt expense as a percentage of net revenues. In addition, a higher portion of accounts receivable at June 30, 2003 relate to programs in session at year-end. Receivables related to tuition and related charges for classes in session have historically proven to be realizable and therefore require less of a reserve. The Company determines its reserve for accounts receivable by categorizing gross receivables based upon the enrollment status of the student, then establishing a reserve based on the likelihood of collection. The Company sometimes provides for extended payment terms beyond graduation (generally six months). As more students have utilized this option, the out-of-school category has grown as a percentage of gross receivables, which has resulted in an increase in the corresponding allowance against these balances. Therefore, the change between years in the allowance results from both the overall increase in trade receivables as well as changes in the distribution of gross receivables among the categories. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met and internal collection measures have been taken, the account is placed with an outside collection agency. Student accounts in collections are evaluated on a case-by-case basis before being written off.

Advance payments decreased approximately $20.2 million to $50.4 million at June 30, 2003 from $70.6 million at June 30, 2002 primarily as a result of the timing of receipt of The Art Institute summer financial aid funds. Unearned revenue of approximately $7.6 million and $13.4 million was included with advance payments as of June 30, 2002 and 2003, respectively.

The Company’s Credit Agreement in effect on June 30, 2003 provided the Company with the ability to borrow up to $150 million on a revolving basis. As of June 30, 2003, the Company was in compliance with all covenants under the Credit Agreement and the interest rate for borrowings under the Credit Agreement was 2.15%. As of June 30, 2003, the Company had approximately $112.3 million of borrowing capacity available under the Credit Agreement.

Subsequent to June 30, 2003, the Company and its lenders entered into an amended and restated Credit Agreement (see Note 17 in the accompanying consolidated financial statements) to provide additional borrowing availability. Allowable borrowings increased from $150 million to $250 million. The new Credit Agreement expires August 18, 2008. Certain outstanding letters of credit reduce availability under this facility. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness.

The following table describes the Company’s commitments as of June 30, 2003 under various contracts and agreements (in thousands):

	Total amounts committed		Payments due by period
			Less than 1 year	1–3 years	3–5 years	Over 5 years
Line of credit borrowings	$35,000	(1)	$—	$—	$—	$—
Standby letters of credit(2)	2,781		—	—	—	—
Mortgage obligation	3,500		74	3,426	—	—
Operating leases	510,345		67,971	115,173	102,585	224,616

Total commitments	$551,626		$103,045	$118,599	$102,585	$224,616

(1)	These borrowings were repaid in early July 2003. Under the terms of the Company’s Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.
(2)	The Company does not anticipate these letters of credit will be drawn on.

Borrowings under the Credit Agreement are used by the Company primarily to fund acquisitions and working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is greatest the start of each academic quarter. Subsequent to June 30, 2003, borrowings of approximately $115 million under the Credit Agreement were used to fund the acquisition of American Education Centers (see Note 17 in the accompanying financial statements).

Capital Expenditures

Capital expenditures made during the three years ended June 30, 2003 reflect the implementation of the Company’s initiatives emphasizing the addition of new schools and education programs, investment in classroom technology and the acquisition of Argosy. The Company’s capital expenditures (on an accrual basis) were $38.8 million, $50.4 million and $76.9 million, for 2001, 2002 and 2003, respectively. The Company anticipates that future expenditures, estimated to be approximately $89.0 million in 2004, will be financed primarily through cash flow from operations and cash on hand, supplemented as needed with borrowings under the Credit Agreement. The anticipated expenditures relate principally to the investment in schools acquired or started during the previous several years and schools to be added in 2004, continued expansion and improvements to current facilities, new culinary arts programs, additional or replacement school and housing facilities and classroom and administrative technology.

The Company leases the majority of its facilities. The Company anticipates that future commitments on existing leases will be paid from cash provided by operating activities.

Acquisitions

The Company made two significant acquisitions in early fiscal 2004 (see Note 17 in the accompanying consolidated financial statements).

On July 14, 2003, the Company acquired 100 percent of the outstanding stock of South University (“South”). South has four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South, which includes $4 million held in escrow. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions relate primarily to the development and performance of certain health profession programs. The acquisition is subject to receipt of final regulatory approvals.

On September 2, 2003, the Company acquired 100 percent of the outstanding stock of American Education Centers (“AEC”) headquartered in a suburb of Cincinnati, Ohio. AEC operates 18 educational institutions in eight states mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $112.5 million in cash and assumed $3.5 million in debt, which was subsequently repaid. The acquisition is subject to receipt of regulatory approvals.

The Company expects that South and AEC will create heightened growth in consolidated revenue and operating income for 2004. In subsequent years, the Company expects these entities to have revenue growth consistent with the Company’s historical trends and to offer the potential for the Company to have improvement in operating margins somewhat greater than the historical average over the past several years.

Regulations

The Company indirectly derived approximately 60%, 65% and 68% of its net revenues from Title IV Programs in 2001, 2002 and 2003, respectively. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Lenders generally provide loan funds in multiple disbursements each academic year. For first-time students in their first academic quarter, the initial loan disbursement is generally received at least 30 days after the commencement of that academic quarter. Otherwise, the first loan disbursement is received, at the earliest, ten days before the commencement of the student’s academic quarter.

U.S. Department of Education regulations require Title IV Program funds received by the Company’s schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted funds until they are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected the Company’s ability to fund daily operations.

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

If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, or otherwise ineligible to participate in Title IV Programs. The Company believes that all of its participating schools met these requirements as of June 30, 2003.

Critical Accounting Policies

In preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States, judgements and estimates are made about the amounts reflected in the consolidated financial statements. As part of the financial reporting process, the Company’s management collaborates to determine the necessary information on which to base judgements and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgements and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements.

In addition to the significant accounting policies described in Note 2 in the accompanying financial statements, the Company believes that the following discussion addresses its critical accounting policies.

Revenue Recognition and Receivables

The Company’s net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. The Company derived 89.8%, 90.2%, and 90.8% of its net revenues from tuition and fees paid by, or on behalf of, its students in 2001, 2002 and 2003, respectively. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are, for the most part, refundable.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently-acquired schools including Argosy have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $1.6 million and $3.1 million, related to programs not on the Art Institutes’ quarterly academic calendar, is included with advance payments in the accompanying consolidated balance sheets as of June 30, 2002 and 2003, respectively.

Argosy’s academic programs follow a semester schedule and several programs were in session as of June 30, 2003. Accordingly, unearned revenue of approximately $6.0 million and $10.3 million related to Argosy is included with advance payments in the accompanying consolidated balance sheets for 2002 and 2003, respectively.

Refunds are calculated in accordance with federal, state and accrediting agency standards. Student refunds of approximately $11.5 million and $15.0 million were recorded for 2002 and 2003, respectively.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student and establishing a reserve based on the likelihood of collection. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met and internal collection measures have been taken, the account is placed with an outside collection agency. Student accounts in collections are evaluated on a case-by-case basis before being written off.

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

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment to be held and used and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include economic conditions or operating performance. The Company’s evaluation is based upon assumptions about the estimated future cash flows. If the discounted future cash flows are less than the carrying value, the Company would recognize an impairment loss. The Company continually applies its best judgement when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

The Company evaluates the recoverability of the goodwill attributable to each reporting unit and intangible assets not being amortized as required under SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the fair value of each reporting unit with its carrying value. The Company continually applies its best judgement when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit.

Income Taxes

The Company calculates income taxes in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has generated foreign and state operating loss carryforwards. Management has determined that it is currently more likely than not that the benefit will be realized and has not established a valuation allowance against these assets. The utilization of the net deferred tax asset recorded for net operating loss carryforwards is dependent on the execution of certain tax planning strategies and the generation of future taxable income. The Company has continuously implemented these tax planning strategies and plans to implement these strategies in the future. The Company will continue to evaluate the need for a valuation allowance on a quarterly basis.

New Accounting Standards

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) was issued. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has evaluated the impact of this statement and has adopted the required disclosure provisions. See Note 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements.

In January 2003, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46”), which nullifies Emerging Issues Task Force Issue No. 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions.” This interpretation addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS 149 will not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS 150”), was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on the Company’s consolidated financial position and results of operations.

Effect of Inflation

The Company does not believe its operations have been materially affected by inflation.

Risk Factors

In addition to the important factors described elsewhere in this Annual Report on Form 10-K, the following factors, among others, could affect the Company’s business, results of operations, financial condition and prospects in fiscal 2004 and later years: (i) the perceptions of the U.S. Congress, the U.S. Department of Education and the public concerning proprietary post-secondary education institutions to the extent those perceptions could result in changes in the HEA in connection with its reauthorization; (ii) EDMC’s ability to comply with federal and state regulations and accreditation standards, including any changes therein or changes in the interpretation thereof, and thus to maintain eligibility of its schools for Title IV Programs; (iii) the continued availability of alternative loan programs to students at the Company’s schools; (iv) the Company’s ability to foresee changes in the skills required of its graduates and to design new courses and programs to develop those skills in a cost-effective and timely manner; (v) the ability of the Company to gauge successfully which markets are underserved in the skills that the Company’s schools teach; (vi) the Company’s ability to continue to attract and retain students; (vii) security risks to which the Company’s computer networks may be vulnerable that could disrupt operations and require the Company to expend significant resources; (viii) the availability of new acquisition opportunities and Company’s ability to gauge appropriate acquisition and start-up opportunities and to manage and integrate them successfully, as well as obtain necessary regulatory approvals for the acquisitions; (ix) the Company’s ability to defend litigation successfully; (x) proprietary rights and intellectual property that the Company relies upon may not be adequately protected by law; (xi) the Company’s ability to recruit and retain key personnel; (xii) anti-takeover provisions in the Company’s charter documents could disincent a takeover of the Company; (xiii) competitive pressures from other education institutions; and (xiv) general economic conditions, including stock market volatility.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of business that include foreign currency exchange rates. The Company does not currently utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Due to its operation of subsidiaries in Canada, the Company is subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. The Company does not believe it is subject to material risks from reasonably possible near-term changes in exchange rates.

The fair values and carrying amounts of the Company’s financial instruments, primarily accounts receivable and debt, are approximately equivalent. The Company had outstanding borrowings under the Credit Agreement and one fixed-rate debt instrument as of June 30, 2003, with an outstanding balance of $3.5 million and bearing interest at 7.13%. This obligation provides for monthly installments of approximately $26,000 with a balloon payment of $3.3 million due March 2006. Borrowings under the Credit Agreement bear interest at floating rates based upon market rates. At June 30, 2003 and 2002, the Company had $38.5 million and $28.6 million of outstanding debt, respectively. In fiscal 2003, interest rates were 2.15% on variable-rate debt and 7.13% on fixed-rate debt. Interest rates were 3.00% and 7.13% for the variable-rate debt and fixed-rate debt, respectively, at the end of fiscal 2002. A hypothetical change of 10% in interest rates from year-end 2003 levels would have increased or decreased interest expense by approximately $75,000 for the variable-rate debt and approximately $25,000 for the fixed-rate debt. For 2002, a 10% hypothetical change in interest rates would have increased or decreased the interest expense by approximately $75,000 for the variable-rate debt and approximately $26,000 for the fixed-rate debt. All other financial instruments are classified as current and will be utilized within the next operating cycle.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Education Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Education Management Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, shareholders’ investment, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended June 30, 2003 and 2002 listed in Item 14 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Education Management Corporation and subsidiaries as of June 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated July 27, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for the years ended June 30, 2003 and 2002, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

As discussed above, the consolidated financial statements of Education Management Corporation as of June 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company effective July 1, 2001. Our audit procedures with respect to the disclosures in Note 7 with respect to fiscal 2001 included (a) agreeing the previously reported net income and the related earnings per share amounts to the previously issued consolidated financial statements and the adjustments to these amounts representing amortization expense (including any related tax effects) recognized in this period related to goodwill as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2001 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

August 1, 2003

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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of June 30,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$84,477	$79,896
Restricted cash	1,756	595

Total cash	86,233	80,491
Receivables:
Trade, net of allowances of $24,003 and $26,837	26,820	33,825
Notes, advances and other	3,558	5,884
Inventories	3,932	4,371
Deferred and prepaid income taxes	12,847	17,162
Other current assets	6,652	9,296

Total current assets	140,042	151,029

Property and equipment, net	191,698	230,749
Other long-term assets	10,977	11,202
Intangible assets, net of amortization of $4,727 and $9,170	18,629	16,892
Goodwill	131,309	156,701

Total assets	$492,655	$566,573

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$25,076	$35,074
Accounts payable	17,550	16,301
Accrued liabilities	26,458	28,461
Advance payments	70,588	50,372

Total current liabilities	139,672	130,208

Long-term debt, less current portion	3,500	3,426
Deferred income taxes and other long-term liabilities	2,906	5,160
Commitments and contingencies
Shareholders’ investment:
Common Stock, par value $.01 per share; 60,000,000 shares authorized; 35,182,203 and 36,080,691 shares issued	352	361
Additional paid-in capital	250,271	273,063
Treasury stock, 90,182 shares at cost	(1,495)	(1,495)
Retained earnings	97,091	153,368
Accumulated other comprehensive income	358	2,482

Total shareholders’ investment	346,577	427,779

Total liabilities and shareholders’ investment	$492,655	$566,573

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	For the years ended June 30,
	2001	2002	2003
Net revenues	$370,681	$500,576	$640,027

Costs and expenses:
Educational services	242,313	325,027	417,557
General and administrative	76,716	102,486	125,294
Amortization of intangible assets	1,977	4,096	4,443

	321,006	431,609	547,294

Income before interest and taxes	49,675	68,967	92,733
Interest expense, net	2,275	1,552	1,282

Income before income taxes	47,400	67,415	91,451
Provision for income taxes	18,422	25,101	35,174

Net income	$28,978	$42,314	$56,277

Earnings per share:
Basic	$.97	$1.28	$1.59
Diluted	$.93	$1.23	$1.54

Weighted average number of shares outstanding (in 000’s):
Basic	29,742	33,026	35,478
Diluted	31,016	34,479	36,509

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended June 30,
	2001	2002	2003
Cash flows from operating activities:
Net income	$28,978	$42,314	$56,277
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,055	34,064	44,920
Deferred credit for income taxes	(2,728)	(2,791)	(97)
Changes in current assets and liabilities:
Restricted cash	461	(1,538)	1,161
Receivables	(3,263)	(1,842)	(8,247)
Inventories	(383)	(210)	(398)
Other current assets	(1,458)	(860)	(5,026)
Accounts payable	(1,161)	(738)	2,158
Accrued liabilities	11,567	13,169	9,425
Advance payments	13,318	11,210	(22,202)

Total adjustments	42,408	50,464	21,694

Net cash flows from operating activities	71,386	92,778	77,971

Cash flows used for investing activities:
Acquisition of subsidiaries, net of cash acquired	(12,065)	(104,396)	(23,661)
Expenditures for property and equipment	(47,477)	(45,400)	(80,809)
Other items, net	(1,150)	(4,441)	(3,966)

Net cash flows used for investing activities	(60,692)	(154,237)	(108,436)

Cash flows from financing activities:
Net activity under revolving credit facilities	(10,625)	(28,525)	10,000
Principal payments on debt	(102)	(8,756)	(329)
Net proceeds from issuance of Common Stock	8,246	135,808	14,581

Net cash flows (used for)/from financing activities	(2,481)	(98,527)	24,252

Effective exchange rate changes on cash and cash equivalents	—	337	1,632

Net change in cash and cash equivalents	8,213	37,405	(4,581)

Cash and cash equivalents, beginning of year	38,859	47,072	84,477

Cash and cash equivalents, end of year	$47,072	$84,477	$79,896

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(Dollars in thousands)

	Common Stock at Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2000	$299	$96,585	$(9,733)	$25,799	$—	$112,950

Net income	—	—	—	28,978	—	28,978
Exercise of stock options	6	11,265	6,017	—	—	17,288
Issuance of Common Stock under employee stock purchase plan	—	613	120	—	—	733

Balance, June 30, 2001	305	108,463	(3,596)	54,777	—	159,949

Comprehensive income:
Net income	—	—	—	42,314	—	42,314
Foreign currency translation	—	—	—	—	358	358

Comprehensive income						42,672
Net proceeds from public offering of Common Stock	42	127,583	—	—	—	127,625
Options exchanged in connection with acquisition of a subsidiary	—	2,279	—	—	—	2,279
Exercise of stock options	5	11,251	1,838	—	—	13,094
Issuance of Common Stock under employee stock purchase plan	—	695	263	—	—	958

Balance, June 30, 2002	352	250,271	(1,495)	97,091	358	346,577

Comprehensive income:
Net income	—	—	—	56,277	—	56,277
Foreign currency translation	—	—	—	—	2,124	2,124

Comprehensive income						58,401
Exercise of stock options	9	21,536	—	—	—	21,545
Issuance of Common Stock under employee stock purchase plan	—	1,256	—	—	—	1,256

Balance, June 30, 2003	$361	$273,063	$(1,495)	$153,368	$2,482	$427,779

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    OWNERSHIP AND OPERATIONS:

Education Management Corporation (“EDMC” or “the Company”) is among the largest providers of private post-secondary education in North America, based on student enrollment and revenue. EDMC’s education institutions offer a broad range of academic programs in the media arts, design, fashion, culinary arts, behavioral sciences, education, business and law, culminating in the award of associate’s through doctoral degrees. The Company has provided career-oriented education for over 40 years.

As of June 30, 2003, EDMC’s Art Institutes (“The Art Institutes”) consisted of 29 schools in 24 major metropolitan areas throughout North America. Programs at The Art Institutes typically are completed in 18 to 48 months and culminate in a bachelor’s or associate’s degree. Twenty-one Art Institutes currently offer bachelor’s degree programs. In addition, Miami International University of Art & Design offers master’s degree programs in computer animation, graphic design, film and visual and game programming.

Argosy Education Group, Inc. (“Argosy”) operates 13 Argosy University campuses and six extension sites in 11 states, as well as Western State University College of Law in California. Through its Argosy Professional Services division, Argosy also provides courses and materials for post-graduate licensure examinations in human services fields and provides continuing education courses for K-12 educators.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of EDMC and its subsidiaries. The results of operations of acquired entities are consolidated with those of the Company from the date of acquisition. All significant intercompany transactions and balances have been eliminated. As of June 30, 2003, the Company operated under two reportable segments: The Art Institutes and Argosy. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.

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

Government Regulations

The Company’s U.S. schools participate in various federal student financial assistance programs (“Title IV Programs”) under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). Approximately 60%, 65% and 68% of the Company’s net revenues in 2001, 2002 and 2003, respectively were indirectly derived from funds distributed under these programs to students at the participating schools. The participating schools are required to comply with certain federal regulations established by the U.S. Department of Education.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost, which, based upon the scheduled maturities, approximates market value.

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

On April 11, 2001, the Company acquired the outstanding stock of The Design Institute located in Las Vegas, Nevada, for approximately $2.1 million in cash. The school was renamed The Art Institute of Las Vegas.

On September 5, 2001, the Company purchased the assets of International Fine Arts College, located in Miami, Florida, for approximately $25.0 million in cash. This acquisition resulted in goodwill and intangible assets of approximately $21.7 million and $3.3 million, respectively. The school was renamed Miami International University of Art & Design.

On November 23, 2001, the Company purchased certain assets of ITI Information Technology Institute Incorporated (“ITI”), a Canadian company, from ITI’s court-appointed receiver. The purchase agreement required EDMC to fund certain operating expenses prior to the closing of the acquisition. The funded expenses and purchase price totaled approximately $6.0 million. The acquisition of ITI resulted in goodwill and intangible assets of approximately $6.3 million and $363,000, respectively. ITI provided opportunities for the Company to expand into Canada and academic programs in the information technology field.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 21, 2001, the Company completed its acquisition of Argosy, a leading private provider of post-graduate professional education. In September 2001, the Company closed in escrow its purchase of 4.9 million shares of Argosy from its controlling shareholder. The aggregate cash purchase price for these shares was $58.8 million. The Company acquired all of the approximately 1.6 million remaining Argosy shares outstanding for $12.00 per share at the closing of the acquisition of Argosy in December 2001. The total cash paid for Argosy was approximately $79.3 million, exclusive of options exchanged, which resulted in goodwill of $67.2 million and other intangibles of $9.9 million. The acquisition of Argosy broadened EDMC’s presence in the higher education market by expanding education program offerings and adding school locations.

The following table presents pro forma information as if the acquisition of Argosy had been completed at the beginning of the stated periods (unaudited; dollars in thousands, except per share amounts):

		Year ended June 30,
		2002	2003
Revenue	As reported	$500,576	$640,027
	Pro forma	531,035	640,027

Net income	As reported	$42,314	$56,277
	Pro forma	39,572	56,277

Diluted earnings per share	As reported	$1.23	$1.54
	Pro forma	1.15	1.54

The fiscal 2002 and 2003 as reported results above include combined net revenue from Miami International University of Art & Design and ITI of approximately $16.5 million and $19.8 million, respectively. The combined net loss from these entities was approximately $1.4 million and $.8 million for fiscal 2002 and 2003. Therefore, the results of these entities decreased diluted earnings per share by $.04 and $.02 for 2002 and 2003.

The following table presents the goodwill and intangible assets acquired with the purchases of Miami International University of Art & Design, ITI and Argosy in the year ended June 30, 2002 (dollars in thousands):

	Amount	Weighted Average Useful Life (years)
Goodwill	$95,215	—
Curriculum	3,295	15
Accreditation	1,840	16
Student contracts and applications	6,929	3
Software	256	3
Title IV	750	16
Tradename	500	—

Total	$108,785	6

On October 3, 2002, the Company acquired all of the outstanding stock of the Center for Digital Imaging and Sound (“CDIS”) in Burnaby, British Columbia, Canada for approximately $9.9 million in cash. Subsequent to June 30, 2003, this school was renamed The Art Institute of Vancouver-Burnaby.

On October 15, 2002, the Company purchased assets and assumed certain liabilities of California Design College, located in Los Angeles, California, for approximately $15.0 million in cash.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 8, 2002, the Company acquired all of the outstanding stock of Infocast Digital Arts Inc., which operated IDA Institute of Digital Arts in Richmond, British Columbia, Canada, for approximately $1.0 million in cash. Subsequent to June 30, 2003, this school was renamed The Art Institute of Vancouver.

All of the above acquisitions are part of the Company’s practice of entering additional new geographic areas, either through start-up or acquisition.

These acquisitions made during fiscal 2002 and 2003 were accounted for as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), which the Company adopted in the first quarter of fiscal 2002. The results of operations for each of the acquired entities have been consolidated as of the respective closing date. The fair value for the material acquisitions described above has been determined by an independent appraisal by a third party.

See Note 17 for discussion of certain acquisitions made subsequent to June 30, 2003.

Lease Arrangements

The Company conducts a major part of its operations at leased facilities. In addition, the Company leases a portion of its furniture and equipment. In those cases in which the lease term approximates the useful life of the leased asset or the lease meets certain other prerequisites, the leasing arrangement is classified as a capitalized lease. The remaining lease arrangements are treated as operating leases.

The Company recognizes rent expense on a straight-line basis over the term of the lease.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for additions and major improvements are capitalized, while those for maintenance, repairs and minor renewals are expensed as incurred. The Company uses the straight-line method of depreciation for financial reporting, while using different methods for tax purposes. Depreciation is based upon estimated useful lives, ranging from 3 to 30 years. On April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates on actual usage. See Note 6 for additional information regarding the change in estimates for useful lives. Leasehold improvements are amortized over the term of the lease, or over their estimated useful lives, whichever is shorter.

The Company reviews property and equipment for impairment when an impairment indicator exists as defined under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). No impairment was identified in fiscal 2002 or 2003.

Intangible Assets

Intangible assets are recorded at their fair market value as of the acquisition date, as determined by an independent appraiser. The Company uses the straight-line method of amortization for those intangibles with an identifiable useful life. The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS 144. Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment charge reflected as an operating expense.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured in the functional currency, Canadian dollars. Accordingly, the assets and liabilities of the foreign subsidiaries are

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

translated to U.S. dollars using the exchange rates in effect as of the balance sheet date, while revenues and expenses are translated into U.S. dollars using the average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of shareholders’ investment designated as accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains or losses during the years ended June 30, 2002 and 2003 were not material.

Financial Instruments

The fair values and carrying amounts of the Company’s financial instruments, primarily accounts receivable and debt, are approximately equivalent. The Company had outstanding borrowings under the revolving credit facility and one fixed-rate mortgage debt instrument as of June 30, 2003. The mortgage obligation had an outstanding balance of $3.5 million, bears interest at 7.13% and provides for monthly installments of approximately $26,000, with a balloon payment of $3.3 million due March 2006. Borrowings under the revolving credit facility bear interest at floating rates based upon market rates. At June 30, 2002 and 2003 these borrowings were classified as current as they were subsequently repaid in July. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Revenue Recognition and Receivables

The Company’s net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. The Company derived 89.8%, 90.2%, and 90.8% of its net revenues from tuition and fees paid by, or on behalf of, its students in 2001, 2002 and 2003, respectively. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part refundable.

The Company bills tuition and fees and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently acquired schools have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $1.6 million and $3.1 million, related to programs not on The Art Institutes’ quarterly academic calendar, is included with advance payments in the accompanying consolidated balance sheets as of June 30, 2002 and June 30, 2003, respectively.

Argosy’s academic programs follow a semester schedule and several programs continued in session as of June 30, 2003. Accordingly, unearned revenue of approximately $6.0 million and $10.3 million related to Argosy is included with advance payments in the accompanying consolidated balance sheets for 2002 and 2003, respectively.

Refunds are calculated in accordance with federal, state and accrediting agency standards. Student refunds of approximately $11.5 million and $15.0 million were recorded for 2002 and 2003, respectively.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student and establishing a reserve based

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the likelihood of collection. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met and internal collection measures have been taken, the account is placed with an outside collection agency. Student accounts in collection are evaluated on a case-by-case basis before being written off.

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

Advertising costs are expensed in the fiscal year incurred and classified as general and administrative expense in the accompanying consolidated statements of income. The Company’s advertising expense was $20.5 million, $29.2 million, and $35.0 million for fiscal 2001, 2002 and 2003, respectively.

Amortization of intangibles relates primarily to the values assigned to identifiable intangibles, which arose principally from the acquisitions discussed above (see also Note 7, “Intangible Assets”). These intangible assets are amortized over periods ranging from 1 to 17 years.

Stock Compensation

The Company maintains a Stock Incentive Plan for directors, executive management and key personnel, which provides for the issuance of stock-based incentive awards. In addition, the Company also has two non-qualified management option plans under which options to purchase shares of Common Stock were granted to management employees prior to 1996.

The Company accounts for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation expense for the stock option and stock purchase plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands, except per share amounts):

	Year ended June 30,
	2001	2002	2003
Net income:
As reported	$28,978	$42,314	$56,277
Compensation expense, net of tax	3,576	6,111	6,634

Pro forma	$25,402	$36,203	$49,643

Basic earnings per share:
As reported	$.97	$1.28	$1.59
Pro forma	$.85	$1.10	$1.40

Diluted earnings per share:
As reported	$.93	$1.23	$1.54
Pro forma	$.82	$1.05	$1.37

Weighted average fair value of options granted*	$17.54	$14.10	$19.61

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2001	2002	2003
Risk-free interest rate	5.79%	4.09%	2.80%
Expected dividend yield	—	—	—
Expected life of options (years)	6	4.5	4.5
Expected volatility rate	56.0%	60.0%	59.0%

New Accounting Standards

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) was issued. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has evaluated the impact of the statement and has adopted the required disclosure provisions.

In January 2003, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN 46”), which nullifies Emerging Issues Task Force Issue No. 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees, and other Provisions in Leasing Transactions.” This interpretation addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS 149 will not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS 150”), was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS 150 will not have a material impact on the Company’s consolidated financial position and results of operations.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Disclosures of Cash Flow Information

	Year ended June 30,
	2001	2002	2003
	(in thousands)
Cash paid during the period for:
Interest	$2,485	$771	$925
Income taxes	11,494	19,885	30,530
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	4,506	9,477	5,651
Tax benefit for options exercised	9,775	5,869	8,220
Stock options exchanged in connection with acquisition of a subsidiary	—	2,279	—

Cash paid for acquisitions:
Fair value of:
Assets acquired	$15,997	$152,875	$28,910
Liabilities assumed	(2,955)	(36,280)	(3,385)

Cash paid	13,042	116,595	25,360
Less: cash acquired	(977)	(9,920)	(1,873)
Stock options exchanged in connection with acquisition of a subsidiary	—	(2,279)	—

Net cash paid for acquisitions	$12,065	$104,396	$23,652

Net proceeds from issuance of Common Stock:
Proceeds received per Consolidated Statement of Shareholders’ Investment	$18,021	$143,956	$22,801
Tax benefit for option exercise	(9,775)	(5,869)	(8,220)
Stock options exchanged in connection with acquisition of a subsidiary	—	(2,279)	—

Net proceeds from issuance of Common Stock	$8,246	$135,808	$14,581

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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Rights will become exercisable under certain circumstances following a public announcement by a person or group of persons (an “Acquiring Person”) that they acquired or commenced a tender offer for 17.5% or more of the outstanding shares of Common Stock. If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle its holder, except the Acquiring Person, to acquire upon exercise a number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire in fiscal 2007 and are subject to redemption by the Company at $.01 per Right, subject to adjustment.

5.    EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of Diluted Shares

	Year ended June 30,
	2001	2002	2003
	(in thousands)
Basic shares	29,742	33,026	35,478
Dilution for stock options	1,274	1,453	1,031

Diluted shares	31,016	34,479	36,509

Options to purchase 7,280, 97,096 and 88,736 shares were excluded from the dilutive earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period) for fiscal years 2001, 2002, and 2003 respectively.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following as of June 30:

	2002	2003
	(in thousands)
Assets (asset lives in years)
Land	$8,740	$8,740
Buildings and improvements (15 to 30)	60,532	63,674
Furniture and equipment (3 to 10)	169,441	204,670
Library books (10)	6,790	9,018
Leasehold interests and improvements (1 to 20)	80,362	110,494
Construction in progress	—	7,598

Total	325,865	404,194
Less accumulated depreciation	134,167	173,445

	$191,698	$230,749

Depreciation expense for the years ended June 30, 2001, 2002, and 2003 was approximately $24.1 million, $30.0 million and $40.5 million, respectively.

The Company evaluated the useful lives of its property and equipment and as of the beginning of the fourth quarter of 2003, revised the lives of certain classes of such assets to more closely reflect actual usage, as necessary. The following is a summary of the asset classes for which the estimated lives were changed:

	Useful lives in years
	Prior	Current
Category of Asset
Personal computers	5	3
Furniture and fixtures	5	7
Culinary equipment	5	7
Library books	3	10

The Company is accounting for this change in accounting estimate prospectively. The adjustment of useful lives resulted in an additional depreciation charge of approximately $3.2 million in 2003, including the write-off of the net book value of certain fixed assets as of the start of the fourth quarter of 2003. The Company expects that this revision will decrease depreciation expense for fiscal 2004 by approximately $0.7 million as compared to the expected depreciation provision that would have been recorded had this change not been made, based upon assets that the Company owned as of June 30, 2003. The impact of the adjustment to depreciation expense in fiscal 2003 is set forth below:

(in thousands, except per share amounts)
Impact of change in estimate
Income before interest and taxes	$(3,241)
Net income	$(1,922)
Basic earnings per share	$(.05)
Diluted earnings per share	$(.05)

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INTANGIBLE ASSETS:

In the first quarter of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which goodwill is no longer amortized. As required by SFAS 142, an independent appraisal company evaluates the intangible assets for impairment annually (or more frequently, if needed), with any resulting impairment reflected as an operating expense.

The following table discloses what reported net income, basic earnings per share and diluted earnings per share would have been if the non-amortization provisions of SFAS 142 had been adopted in all periods presented (in thousands, except per share amounts):

		Year ended June 30,
		2001	2002	2003
Net income	As reported	$28,978	$42,314	$56,277
	Goodwill amortization, net of tax	860	—	—

	Pro forma	$29,838	$42,314	$56,277

Basic earnings per share	As reported	$.97	$1.28	$1.59
	Goodwill amortization, net of tax	.03	—	—

	Pro forma	$1.00	$1.28	$1.59

Diluted earnings per share	As reported	$.93	$1.23	$1.54
	Goodwill amortization, net of tax	.03	—	—

	Pro forma	$.96	$1.23	$1.54

Upon adoption of SFAS 142, the Company’s goodwill was presented net of accumulated amortization of approximately $6.2 million. The changes in the carrying amount of goodwill, by reporting segment, for the years ended June 30, 2002 and 2003, were as follows (in thousands):

	Art Institutes	Argosy	Total
Balance as of June 30, 2001	$36,919	$—	$36,919
Goodwill related to acquisitions and earnout payments during the current fiscal year	28,400	67,186	95,586
Goodwill written off related to closure of ITI operations in Halifax, Nova Scotia	(906)	—	(906)
Goodwill written off related to closure of NCPT	(290)	—	(290)

Balance as of June 30, 2002	64,123	67,186	131,309
Goodwill related to acquisitions and earnout payments during the current fiscal year	24,391	—	24,391
Purchase price adjustments(1)	(210)	(1,111)	(1,321)
Goodwill variance due to foreign currency translation	2,322	—	2,322

Balance as of June 30, 2003	$90,626	$66,075	$156,701

(1)	The purchase price adjustment in 2003 for Argosy of $1.1 million relates primarily to the refinement of the liability established for the straight-line effect of applicable leases.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consisted of the following (dollars in thousands):

	As of June 30, 2002		As of June 30, 2003		Weighted Average Amortization Period (years)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Curriculum	$7,567	$(1,645)	$9,126	$(3,080)	6
Accreditation	3,486	(433)	3,534	(732)	12
Bachelor’s programs	1,100	(125)	1,100	(198)	15
Student contracts and applications	6,929	(1,322)	7,854	(3,589)	3
Software	256	(55)	395	(166)	3
Title IV	750	(30)	785	(82)	14
Trade names	500	—	500	—	indefinite
Other	2,768	(1,117)	2,768	(1,323)	13

Total	$23,356	$(4,727)	$26,062	$(9,170)	6

Amortization of intangible assets for the years ended June 30, 2001, 2002, and 2003 was approximately $2.0 million, $2.9 million and $4.4 million, respectively. Additionally, approximately $1.2 million of goodwill was written off in 2002 in connection with the closure of NCPT and the Halifax, Nova Scotia location of ITI. The Company used the internal rates of return to determine the pro-rata portion of goodwill associated with NCPT and the Halifax location of ITI. Estimated amortization expense for amortized intangible assets for the next five fiscal years is as follows:

Fiscal years	(in thousands)
2004	$4,503
2005	3,192
2006	1,818
2007	885
2008	733

8.    INDEBTEDNESS:

The Company and its subsidiaries were indebted under the following obligations as of June 30 (in thousands):

	2002	2003
Revolving credit facilities	$25,000	$35,000
Mortgage debt, fixed rate of 7.13% with monthly payments of $26,445, including interest, through March 1, 2006	3,576	3,500

	28,576	38,500
Less current portion	25,076	35,074

	$3,500	$3,426

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2003 the Credit Agreement allowed for borrowings of $150 million. As of June 30, 2003, the interest rate for borrowings under the Credit Agreement was 2.1%. The Company had approximately $2.8 million of letters of credit outstanding as of June 30, 2003, $2.7 million of which reduced available borrowings under the facility. The remainder was considered additional indebtedness. The Credit Agreement contains customary covenants that, among other matters, require the Company to meet specified leverage ratio requirements and restrict the repurchase of Common Stock and the incurrence of additional indebtedness. As of June 30, 2003, the Company was in compliance with all covenants under the Credit Agreement.

The Company incurs fees on the unused portion of the Credit Agreement. For 2003, these fees were 22.5 basis points of the available borrowings, based upon a measure of leverage as defined in the Credit Agreement.

Relevant information regarding borrowings under the revolving credit facilities under both the Credit Agreement and the prior credit agreement is reflected below:

	Year ended June 30,
	2001	2002	2003
	(dollars in thousands)
Outstanding borrowings, end of period	$53,525	$25,000	$35,000
Approximate average outstanding balance throughout the period	28,048	9,957	96
Approximate maximum outstanding balance during the period	64,150	53,750	35,000
Weighted average interest rate for the period	6.73%	4.45%	2.15%

As of June 30, 2003, future annual principal payments of debt related to the outstanding mortgage were as follows:

Fiscal years	(in thousands)
2004	$74
2005	88
2006	3,338

Subsequent to June 30, 2003, the Company and its lenders amended and restated the Credit Agreement to provide additional borrowing availability (see Note 17).

9.    COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various dates through September 2022. Rent expense under these leases was $41.1 million, $52.7 million, and $68.1 million respectively for 2001, 2002 and 2003. Rent expense includes short-term commitments for student housing of $15.0 million, $18.5 million, and $19.8 million respectively for 2001, 2002 and 2003. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 2003 are reflected below:

Fiscal Years	(in thousands)
2004	$67,971
2005	59,962
2006	55,211
2007	52,797
2008	49,788
Thereafter	224,616

$510,345

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others,” was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries, including a mortgage on the building that Western State University College of Law occupies. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities. The appropriate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 2003 are reflected in the above table.

The Company has a management incentive compensation plan that provides for the awarding of cash bonuses to management personnel using formalized guidelines based upon the operating results of individual schools and of the Company. These amounts are reflected in accrued liabilities in the accompanying balance sheets.

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

10.    RELATED PARTY TRANSACTIONS:

The Art Institute of Philadelphia, a division of The Art Institutes International, Inc (“AII”), which is a wholly-owned subsidiary of EDMC, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are minority limited partners. The Art Institute of Fort Lauderdale, Inc., a wholly-owned subsidiary of AII, leases part of its facilities from a partnership in which an executive officer/director of EDMC is a minority limited partner. Total rental payments under these arrangements were approximately $2.3 million, $2.5 million and $2.4 million for the years ended June 30, 2001, 2002 and 2003, respectively.

11.    EMPLOYEE BENEFIT PLANS:

The Company sponsors a retirement plan that covers substantially all employees. This plan provides for matching Company contributions of 100% of employee 401(k) contributions up to 3% of compensation and 50% of contributions between 4% and 6% of compensation. Other contributions to the plan are at the discretion of the Board of Directors. The expense relating to these plans was approximately $1.9 million, $1.8 million and $2.8 million for the years ended June 30, 2001, 2002 and 2003, respectively.

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

12.    OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following as of June 30 (in thousands):

	2002	2003
Investment in Federal Perkins Loan Program, net of allowance for estimated future loan losses of $1,300 and $1,362	$3,022	$3,339
Cash value of life insurance, face value of $7,177	4,050	4,322
Other	3,905	3,541

	$10,977	$11,202

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    ACCRUED LIABILITIES:

Accrued liabilities consist of the following as of June 30 (in thousands):

	2002	2003
Payroll and related taxes	$13,882	$18,540
Income and other taxes	1,747	5,347
Other	10,829	4,633

	$26,458	$28,520

14.    INCOME TAXES:

The composition of income before taxes between foreign and domestic locations consists of the following for the year ended June 30 (in thousands):

	2001	2002	2003
Income before taxes
Domestic	$47,400	$70,845	$94,499
Foreign	—	(3,430)	(3,048)

	$47,400	$67,415	$91,451

The provision for income taxes includes current and deferred taxes as reflected below:

	Year ended June 30,
	2001	2002	2003
Current taxes:
Federal	$18,129	$23,671	$29,704
State	3,021	4,221	5,567
Tax benefit on stock options	(9,775)	(5,869)	(8,220)

Total current taxes	11,375	22,023	27,051
Deferred taxes	(2,728)	(2,791)	(97)
Tax benefit on stock options	9,775	5,869	8,220

Total provision	$18,422	$25,101	$35,174

The provision for income taxes reflected in the accompanying consolidated statements of income varies from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

	Year ended June 30,
	2001	2002	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.7	2.7	3.5
Goodwill and intangible asset related charges	.5	.6	.2
Nondeductible expenses	.2	.3	.3
Tax liability adjustment	—	(1.1)	—
Tax credits	—	(1.2)	—
Increase in valuation allowance	—	1.3	—
Other, net	(.5)	(.4)	(.5)

Effective income tax rate	38.9%	37.2%	38.5%

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred income tax assets (liabilities) consist of the following as of June 30 (in thousands):

	2001	2002	2003
Deferred income tax—current	$4,946	$10,122	$11,739
Deferred income tax—long term	4,302	1,742	(30)

Gross deferred tax asset	9,248	11,864	11,709
Valuation allowance	—	(3,578)	(3,578)

Net deferred income tax asset	$9,248	$8,286	$8,131

Consisting of:
Allowance for doubtful accounts	$6,766	$9,063	$10,858
Assigned asset values in excess of tax basis	(1,640)	(3,337)	(3,984)
Depreciation	1,295	(401)	(4,451)
Foreign and state net operating loss carryforwards	2,235	6,979	7,503
Financial reserves and other	(592)	(440)	1,783
Valuation allowance	—	(3,578)	(3,578)

Net deferred income tax asset	$9,248	$8,286	$8,131

The Company has not provided any U.S. tax on undistributed earnings or losses of foreign subsidiaries that are reinvested indefinitely outside the United States. As of June 30, 2002 and 2003, consolidated retained earnings of the Company included approximately $3,430,000 and $6,450,000 of undistributed losses from these investments, respectively.

As of June 30, 2003, the Company had state net operating loss carryforwards of approximately $45,945,000 and foreign net operating loss carryforwards of approximately $11,199,000 that are available to offset certain state and foreign future taxable income. These net operating loss carryforwards expire at varying dates beginning in fiscal 2007 through 2023.

The valuation allowance for deferred tax assets for fiscal 2002 and 2003 is $3,578,000 related to the foreign net operating loss carryforward. Management assesses the realizability of the deferred tax asset and considers whether it is more likely than not that some or all of the assets will be realized. The ultimate realization of the deferred tax asset recorded for net operating losses is dependent upon the execution of certain tax planning strategies and the generation of future taxable income during the periods in which the assets can be utilized.

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

The Company also has an employee stock purchase plan. The plan allows eligible employees of the Company to purchase up to an aggregate of 1,500,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan was 31,712, 18,780, and 37,674 in 2001, 2002 and 2003, respectively. In 2002 an additional 15,848 shares were issued from treasury under this plan.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Stock Options

	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,768,991	$10.25	2,567,974	$13.30	3,554,142	$20.56
Granted	262,000	29.74	1,698,123	27.99	267,283	39.28
Exercised	1,352,519	8.12	630,169	11.71	879,886	15.94
Forfeited	110,498	11.47	81,786	14.86	125,212	19.87

Outstanding, end of year	2,567,974	$13.30	3,554,142	$20.56	2,816,327	$23.67

Exercisable, end of year	1,122,932		1,164,885		1,364,128

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 2.85–$ 3.60	12,676	1.19	$3.36	12,676	$3.36
$ 7.50–$10.31	577,869	5.92	9.09	456,445	9.01
$12.38–$18.50	400,725	5.26	15.63	399,288	15.63
$18.80–$28.00	980,201	8.25	24.40	248,244	24.37
$30.00–$43.87	832,621	8.56	36.79	247,476	36.91
$46.06	12,235	9.25	46.06	—	—

	2,816,327	7.41	$23.67	1,364,128	$18.75

16.    SEGMENT REPORTING:

The Company’s principal business is providing post-secondary education. The services of EDMC’s operations are discussed in more detail under Note 1 above, “Ownership and Operations.” As is required to be disclosed under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), EDMC managed its business divisionally in fiscal 2002 and 2003 and accordingly had two segments: The Art Institutes and Argosy. Effective for fiscal 2003, ITI was reported within The Art Institutes segment. The prior period results have been reclassified accordingly. Corporate expenses are allocated to the appropriate segment. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements. These segments are based upon the method by which management made operating decisions and assessed performance.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information by reportable segment is as follows as of and for the years ended June 30 (in thousands):

	2002				2003
	Art Institutes	Argosy	Corporate	Consolidated	Art Institutes	Argosy	Corporate	Consolidated
Revenue	$460,894	$39,682	$—	$500,576	$551,128	$88,899	$ —	$640,027
Depreciation and amortization	32,214	1,850	—	34,064	40,725	4,195	—	44,920
Income before interest and taxes	64,341	4,626	—	68,967	83,572	9,161	—	92,733
Capital expenditures	41,241	1,522	7,608	50,371	60,614	11,458	4,911	76,983
Total assets	334,937	131,734	25,984	492,655	390,048	133,241	43,456	566,745
Long-lived assets	229,796	99,591	23,226	352,613	313,462	74,095	27,987	415,544

17.    SUBSEQUENT EVENTS:

Subsequent to June 30, 2003, the following transactions occurred:

Acquisitions

On July 14, 2003, the Company acquired 100 percent of the outstanding stock of South University, Inc. (“South”). South has four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South, which includes $4 million held in escrow. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs. The acquisition is subject to receipt of final regulatory approvals.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of South at the date of acquisition (in thousands):

As of July 14, 2003
Current assets	$8,892
Property, plant & equipment	3,340
Intangible assets	2,820
Goodwill	40,010
Other	113
Total assets acquired	$55,175

Current liabilities	4,363
Other	3,792

Total liabilities	$8,155

Net assets acquired	$47,020

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the goodwill and intangible assets acquired with the purchase of South. The purchase price allocation is not final and is subject to adjustment (in thousands):

	Amount	Weighted Average Useful Life
Goodwill	$40,010	—
Curriculum	1,700	16
Accreditation	190	16
Student contracts and applications	770	3
Title IV	160	16

Total	$42,830

On September 2, 2003, the Company acquired 100 percent of the outstanding stock of American Education Centers, Inc. and related companies (“AEC”), headquartered in a suburb of Cincinnati, Ohio. AEC operates 18 educational institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $112.5 million in cash and assumed $3.5 million in debt. The acquisition is subject to receipt of final regulatory approvals. An independent appraisal company is evaluating AEC to determine the fair value, as of the acquisition date, for certain assets, such as property and equipment, as well as intangible assets.

South and AEC were acquired to create a broad range of market-sensitive academic programs and a comprehensive distribution system.

On June 12, 2003, the Company announced that it had signed an agreement to purchase Dubrulle International Culinary & Hotel Institute of Canada, located in Vancouver, British Columbia, Canada.

On August 26, 2003, the Company announced that it had signed an agreement to purchase Bradley Academy for the Visual Arts, located in York, Pennsylvania. The transaction is expected to close in fall 2003 and is subject to customary conditions, including regulatory approvals.

Credit Agreement

On August 18, 2003 the Company and its lenders amended and restated the Credit Agreement, to increase allowable borrowings from $150 million to $250 million. The new Credit Agreement expires August 18, 2008.

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

During the fiscal years ended June 30, 2001 and 2000, and through May 9, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such year. During the same periods, there were also no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission. The Company previously provided Arthur Andersen with a copy of the foregoing statements and received a letter from Arthur Andersen stating its agreement with these statements. This letter was an exhibit to the Company’s report on Form 8-K dated May 14, 2002.

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

During the period from May 9 through June 30, 2003, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to E&Y’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such year. During the same periods, there were also no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

ITEM 9A CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize and disclose this information within the time periods specified in the Securities and Exchange Commission’s rules. The Company’s management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are functioning effectively to alert management on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

(b)    Changes in Internal Controls over Financial Reporting

No significant change in the Company’s internal controls over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item will be contained in the Proxy Statement under the captions “Nominees as Directors for Terms Expiring at the 2006 Annual Meeting of Shareholders,” “Directors Continuing in Office,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Proxy Statement under the captions “Compensation of Executive Officers,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participants” and “Employment Agreements,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be contained in the Proxy Statement under the captions “Security Ownership” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Proxy Statement under the caption “Certain Transactions,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the Proxy Statement under the caption “Relationship With Independent Auditors,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)    Financial Statements:

The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 36 through 60 of this Form 10-K.

Reports of Independent Auditors

Consolidated Balance Sheets as of June 30, 2002 and 2003

Consolidated Statements of Income for years ended June 30, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for years ended June 30, 2001, 2002 and 2003

Consolidated Statements of Shareholders’ Investment for years ended June 30, 2001, 2002 and 2003

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

(3)    The exhibits listed on the Exhibit Index on pages E-1 to E-4 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)    Reports on Form 8-K:

During the last fiscal quarter of the period covered by this Form 10-K, the Company filed a current report on Form 8-K dated April 28, 2003 relating to its financial results for the quarter ended March 31, 2003; a current report on Form 8-K dated April 29, 2003 announcing its agreement to purchase South University; and a current report on Form 8-K dated June 24, 2003 reporting its agreement to purchase American Education Centers and its affiliated companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

By: /s/ JOHN R. MCKERNAN, JR.
John R. McKernan, Jr.
Chief Executive Officer

Date: September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT B. KNUTSON Robert B. Knutson	Chairman and Director	September 29, 2003

/s/ JOHN R. MCKERNAN, JR. John R. McKernan, Jr.	Chief Executive Officer and Director	September 29, 2003

/s/ ROBERT T. MCDOWELL Robert T. McDowell	Executive Vice President and Chief Financial Officer	September 29, 2003

/s/ ROBERT H. ATWELL Robert H. Atwell	Director	September 29, 2003

/s/ JAMES J. BURKE, JR. James J. Burke, Jr.	Director	September 29, 2003

/s/ WILLIAM M. CAMPBELL, III William M. Campbell, III	Director	September 29, 2003

/s/ MARTIN L. GARCIA Martin L. Garcia	Director	September 29, 2003

/s/ ALBERT GREENSTONE Albert Greenstone	Director	September 29, 2003

/s/ MIRYAM L. KNUTSON Miryam L. Knutson	Director	September 29, 2003

/s/ JAMES S. PASMAN, JR. James S. Pasman, Jr.	Director	September 29, 2003

/s/ DANIEL M. FITZPATRICK Daniel M. Fitzpatrick	Senior Vice President and Controller	September 29, 2003

SCHEDULE II

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Other(a)	Balance at End of Period
Allowance accounts for:
Year ended June 30, 2001
Uncollectable accounts receivable	$14,088	$9,250	$6,109	$181	$17,410
Estimated future loan losses	1,209	43	—	—	1,252

Year ended June 30, 2002
Uncollectable accounts receivable	$17,410	$12,463	$7,575	$1,645	$24,003
Estimated future loan losses	1,252	48	—	—	1,300
Deferred tax asset valuation allowance	—	874	—	2,704	3,578

Year ended June 30, 2003
Uncollectable accounts receivable	$24,003	$13,242	$10,984	$576	$26,837
Estimated future loan losses	1,300	62	—	—	1,362
Deferred tax asset valuation allowance	3,578	—	—	—	3,578

(a)	Allowance for uncollectable accounts receivable and valuation allowance for deferred tax assets acquired in connection with acquisitions of subsidiaries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit	Method of Filing

3.01	Amended and Restated Articles of Incorporation	Incorporated herein by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 (the “1997 Form 10-K”)

3.02	Articles of Amendment filed on February 4, 1997	Incorporated herein by reference to Exhibit 3.02 to the 1997 Form 10-K

3.03	Restated By-laws	Incorporated herein by reference to Exhibit 3.03 to the 1997 Form 10-K

4.01	Specimen Common Stock Certificate	Incorporated herein by reference to Exhibit 4.01 to Amendment No. 3 filed on October 28, 1996 to the Company’s Registration Statement on Form S-1 (File No. 333-10385) filed on August 19, 1996 (the “Form S-1”)

4.02	Rights Agreement, dated as of October 1, 1996, between Education Management Corporation and Mellon Bank, N.A	Incorporated herein by reference to Exhibit 4.02 to the 1997 Form 10-K

4.03	Amendment No. 1, dated November 9, 1999, to the Rights Agreement dated as of October 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent	Incorporated herein by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the “September 30, 1999 10-Q”)

4.04	Letter Agreement dated November 9, 1999 by and among the Company, Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management Inc. and Ronald Baron	Incorporated herein by reference to Exhibit 4.02 to the September 30, 1999 10-Q

4.05	Amended and Restated Credit Agreement dated September 20, 2001 among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated herein by reference to Exhibit 2 to Schedule 13D filed by Argosy Education Group, Inc. (“Argosy”) on October 9, 2001

4.06	First Amendment to Amended and Restated Credit Agreement, dated February 15, 2002, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated herein by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (the “2002 Form 10-K”

4.07	Second Amendment to Amended and Restated Credit Agreement, dated August 19, 2002, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated herein by reference to Exhibit 4.07 to the 2002 Form 10-K

4.08	Waiver and Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2003, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Filed herewith

Exhibit Number	Exhibit	Method of Filing

4.09	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2003, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Filed herewith

4.10	Second Amended and Restated Credit Agreement dated as of August 18, 2003 by and among Education Management Corporation as the Borrower, The Banks Party Thereto as the Banks and National City Bank of Pennsylvania as the Agent and Wachovia Bank, National Association, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Documentation Agent	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2003 (the “September 17, 2003 8-K”)

10.01	Stock Purchase Agreement dated as of June 24, 2003 by and among Education Management Corporation and Russell E. Palmer, Bradley C. Palmer, The Stephen R. Palmer Living Trust, The Russell E. Palmer III Living Trust, The Karen J. Korfmann Living Trust, Michael Masin, Connie Walter, Technology Leaders L.P., Technology Leaders First Corp., J. William Brooks, Gerard Francois, Danny Finuf, The Companies Signatory Thereto and Sellers’ Representative.	Incorporated herein by reference to Exhibit 2.1 to the September 17, 2003 8-K

10.02	Education Management Corporation Retirement Plan	Filed herewith*

10.03	Education Management Corporation Management Incentive Stock Option Plan, effective November 11, 1993	Incorporated herein by reference to Exhibit 10.05 to the Form S-1*

10.04	EMC Holdings, Inc. Management Incentive Stock Option Plan, effective July 1, 1990	Incorporated herein by reference to Exhibit 10.06 to Amendment No. 1 to the Form S-1, filed on October 1, 1996 (“Amendment No. 1”)*

10.05	Form of Management Incentive Stock Option Agreement, dated various dates, between EMC Holdings, Inc. and various management employees	Incorporated herein by reference to Exhibit 10.07 to Amendment No. 1*

10.06	Form of Amendment to Management Incentive Stock Option Agreement, dated January 19, 1995, among Education Management Corporation and various management employees	Incorporated herein by reference to Exhibit 10.08 to Amendment No. 1*

10.07	Education Management Corporation Deferred Compensation Plan	Filed herewith*

10.08	Education Management Corporation Employee Stock Purchase Plan	Filed herewith*

Exhibit Number	Exhibit	Method of Filing

10.09	2001 Restatement of the Education Management Corporation 1996 Stock Incentive Plan	Incorporated herein by reference to Exhibit A to the Proxy Statement for the Company’s 2001 Annual Meeting*

10.10	Fourth Amended and Restated Employment Agreement, dated as of August 5, 2003, between Robert B. Knutson and Education Management Corporation	Filed herewith *

10.11	Amended and Restated Employment Agreement, dated as of August 5, 2003, between John R. McKernan, Jr. and Education Management Corporation	Filed herewith*

10.12	Form of Employment Agreement, dated as of June 4 and September 8, 1999, between certain executives and Education Management Corporation	Incorporated herein by reference to Exhibit 10.10 to the 1999 Form 10-K*

10.13	Employment Agreement dated July 9, 2001 between Michael C. Markovitz and Education Management Corporation	Incorporated herein by reference to Exhibit 10.13 to the 2002 Form 10-K*

10.14	Employment Agreement dated June 12, 2003 between J. William Brooks and Education Management Corporation	Filed herewith*

10.15	Restricted Stock Award Agreement dated September 2, 2003 between J. William Brooks and Education Management Corporation	Filed herewith*

10.16	Agreement dated March 19, 2003 between Robert P. Gioella and Education Management Corporation	Filed herewith*

10.17	Form of EMC-Art Institutes International, Inc. Director’s and/or Officer’s Indemnification Agreement	Incorporated herein by reference to Exhibit 10.17 to the Form S-1*

10.18	Senior Management Team Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the 1999 Form 10-K*

10.19	Common Stock Registration Rights Agreement, dated as of August 15, 1996, among Education Management Corporation and Marine Midland Bank, Northwestern Mutual Life Insurance Company, National Union Fire Insurance Company of Pittsburgh, PA, Merrill Lynch Employees LBO Partnership No. I, L.P., Merrill Lynch IBK Positions, Inc., Merrill Lynch KECALP L.P., 1986, Merrill Lynch Offshore LBO Partnership No. IV, Merrill Lynch Capital Corporation, Merrill Lynch Capital Appreciation Partnership IV, L.P., Robert B. Knutson and certain other individuals	Incorporated herein by reference to Exhibit 10.19 to the 1997 Form 10-K

16.01	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 10, 2002	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K dated May 14, 2002.

Exhibit Number	Exhibit	Method of Filing

21.01	Material subsidiaries of Education Management Corporation	Filed herewith

23.01	Consent of Ernst & Young LLP	Filed herewith

23.02	Information Regarding Consent of Arthur Andersen LLP	Incorporated herein by reference to Exhibit 23.02 to the 2002 Form 10-K

31.01	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32.01	Certifications by the Chief Executive Officer and Chief Financial Officer Relating to the Annual Report Containing Financial Statements	Filed herewith

*	Management contract or compensatory plan or arrangement.