Form 10-Q
period 2003-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2003-11-14
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of September 30, 2003 was 36,175,588.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2002	June 30, 2003	September 30, 2003
	(unaudited)		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$66,010	$79,896	$5,635
Restricted cash	2,428	595	8,812

Total cash and cash equivalents	68,438	80,491	14,447

Receivables, net	43,298	39,709	54,924
Inventories	6,261	4,371	7,332
Deferred and prepaid income taxes	12,847	17,162	18,253
Other current assets	8,344	9,296	11,775

Total current assets	139,188	151,029	106,731

Property and equipment, net	203,370	230,749	252,411
Deferred income taxes and other long-term assets	10,848	11,202	11,001
Intangible assets, net of amortization	17,954	16,892	23,147
Goodwill	131,080	156,701	299,947

Total assets	$502,440	$566,573	$693,237

Liabilities and shareholders’ investment

Current liabilities:
Current portion of long-term debt	$77	$35,074	$50,120
Notes payable	—	—	11,000
Accounts payable	11,565	16,301	17,298
Accrued liabilities	22,564	28,461	33,116
Advance payments and deferred tuition	109,423	50,372	139,542

Total current liabilities	143,629	130,208	251,076

Long-term debt, less current portion	3,480	3,426	3,401
Deferred income taxes and other long-term liabilities	2,887	5,160	4,175

Shareholders’ investment:
Common stock	354	361	363
Additional paid-in capital	253,587	273,063	275,276
Treasury stock, at cost	(1,495)	(1,495)	(1,495)
Retained earnings	99,929	153,368	157,869
Accumulated other comprehensive income	69	2,482	2,572

Total shareholders’ investment	352,444	427,779	434,585

Total liabilities and shareholders’ investment	$502,440	$566,573	$693,237

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months Ended September 30,
	2002	2003
Net revenues	$128,143	$168,976

Costs and expenses:
Educational services	94,130	123,599
General and administrative	28,160	35,862
Amortization of intangible assets	965	1,446

	123,255	160,907

Income before interest and taxes	4,888	8,069
Interest expense, net	310	690

Income before income taxes	4,578	7,379
Provision for income taxes	1,740	2,878

Net income	$2,838	$4,501

Earnings per share:
Basic	$.08	$.12

Diluted	$.08	$.12

Weighted average number of shares outstanding (000’s):
Basic	35,152	36,068

Diluted	36,578	37,408

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three months ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$2,838	$4,501

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,250	12,588
Changes in current assets and liabilities:
Restricted cash	(672)	(8,217)
Receivables	(12,920)	(9,927)
Inventories	(2,329)	(2,523)
Other current assets	(1,692)	(1,236)
Accounts payable	3,492	5,970
Accrued liabilities	(3,894)	2,024
Advance payments and deferred tuition	38,835	79,632

Total adjustments	30,070	78,311

Net cash flows from operating activities	32,908	82,812

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	(149,050)
Expenditures for property and equipment	(29,395)	(24,259)
Other items, net	(105)	(933)

Net cash flows from investing activities	(29,500)	(174,242)

Cash flows from financing activities:
Revolving credit facility activity, net	(25,000)	15,120
Principal payments on debt	(19)	(99)
Proceeds from issuance of Common Stock	3,318	2,215

Net cash flows from financing activities	(21,701)	17,236

Effective exchange rate changes on cash	(174)	(67)

Net change in cash and cash equivalents	(18,467)	(74,261)

Cash and cash equivalents, beginning of period	84,477	79,896

Cash and cash equivalents, end of period	$66,010	$5,635

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$213	$495
Income taxes	$22	$7

Cash paid for acquisitions:
Fair value of:
Assets acquired	$—	$179,393
Liabilities assumed	—	(12,948)
Less: Cash acquired	—	(6,395)
Notes payable	—	(11,000)

Net cash paid for acquisitions	$—	$149,050

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	NATURE OF OPERATIONS:

Education Management Corporation (“EDMC” or the “Company”) is among the largest providers of private postsecondary education in North America, based on student enrollment and revenue. EDMC’s education institutions offer a broad range of academic programs concentrated in the media arts, design, fashion, culinary arts, behavioral sciences, health sciences, education, information technology and business fields, culminating in the award of associate’s through doctoral degrees. EDMC has provided career-oriented education for over 40 years.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2003 (the “Fiscal 2003 Annual Report”). The accompanying condensed consolidated balance sheet as of June 30, 2003 has been derived from the audited balance sheet included in the Company’s Fiscal 2003 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2003 and 2004 refer to the periods ended September 30, 2002 and 2003, respectively.

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

On April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates of actual usage. See Note 6 of the Company’s Fiscal 2003 Annual Report for additional information regarding the change in estimates for useful lives. The impact of this change in estimate was an incremental depreciation charge of approximately $300,000 for the three months ended September 30, 2003.

3.	STOCK-BASED COMPENSATION:

The Company has three stock incentive plans, which are described more fully in Note 15 of the Company’s Fiscal 2003 Annual Report. The Company accounts for these plans using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With the exception of a restricted stock grant made in the first quarter of 2004, there is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	Three months ended September 30,
	2002	2003
Net income (in thousands)
As reported	$2,838	$4,501
Stock-based employee compensation expense included in reported net income, net of tax	—	52
Stock-based employee compensation expense determined under fair value method, net of tax	(1,655)	(2,455)

Pro forma	$1,183	$2,098

Basic earnings per share
As reported	$.08	$.12
Pro forma	.03	.06

Diluted earnings per share
As reported	$.08	$.12
Pro forma	.03	.06

4.	EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of diluted shares (in thousands):

	Three months ended September 30,
	2002	2003
Basic shares	35,152	36,068
Dilution for stock options	1,426	1,340

Diluted shares	36,578	37,408

For the quarters ended September 30, 2002 and 2003, options to purchase 108,644 and 137,607 shares, respectively, were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

5.	CAPITAL STOCK:

Reflected below is a summary of the Company’s capital stock:

	Par Value	Authorized	September 30, 2002	June 30, 2003	September 30, 2003
Issued:
Preferred Stock	$.01	10,000,000	—	—	—
Common Stock	$.01	60,000,000	35,364,211	36,080,691	36,265,770
Held in treasury:
Common Stock	N/A	N/A	90,182	90,182	90,182

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.	BUSINESS ACQUISITIONS:

On July 14, 2003, the Company acquired 100 percent of the outstanding stock of South University, Inc. (“South”). South has four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South, which includes $4.0 million held in escrow. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs. The acquisition was subject to receipt of final regulatory approvals, which have since been obtained.

On September 2, 2003, the Company acquired 100 percent of the outstanding stock of American Education Centers, Inc. and related companies (“AEC”), headquartered in a suburb of Cincinnati, Ohio. AEC operates 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $103.5 million in cash; an additional $11.0 million in notes, payable on September 2, 2004; and assumed $3.5 million in debt. The acquisition is subject to receipt of final regulatory approvals, which management expects will be obtained in the near future.

South and AEC were acquired to create a broad range of market-sensitive academic programs and a comprehensive distribution system. These transactions are accounted for in accordance with SFAS 141, “Business Combinations” (“SFAS No. 141”). The results of operations for South and AEC have been consolidated as of the respective closing dates. Approximately $143.2 million and $7.3 million were assigned to goodwill and intangible assets, respectively. The Company is in the process of finalizing third-party valuations of certain tangible and intangible assets for these acquisitions; therefore, the allocation of the purchase price is subject to adjustments, which are currently believed to be immaterial to the Company’s consolidated results of operations and financial position.

The following table reports pro forma information as if the acquisitions of South and AEC had been completed at July 1, 2002 (unaudited, in thousands, except per share amounts). Pro forma results for the three-month period ended September 30, 2003 include $15.9 million in expenses for AEC pertaining to stock compensation payouts and costs incurred related to the acquisition by EDMC. These stock plans at AEC are no longer in place and the Company does not expect to incur charges of this nature in future periods.

	Three months ended September 30,
	2002	2003
Net revenues
As reported	$128,143	$168,976
Pro forma	144,675	179,305

Net income
As reported	$2,838	$4,501
Pro forma	3,620	(4,661)

Diluted earnings per share
As reported	$0.08	$0.12
Pro forma	0.10	(0.12)

Subsequent to September 30, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada, located in Vancouver, British Columbia and Bradley Academy for the Visual Arts, located in York, Pennsylvania. See Note 12, “Subsequent Events.”

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	SEGMENT REPORTING:

The Company’s principal business is providing postsecondary education. The services of EDMC’s operations are discussed in more detail under Note 1, “Nature of Operations.” In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), in the first quarter of 2003 and 2004, EDMC managed its business according to two segments: The Art Institutes and Argosy. South and AEC, acquired in the first quarter of 2004, are reflected in a separate segment, “Other,” to reconcile segment data to the consolidated financial statements. These segments are based upon the method by which management makes operating decisions and assesses performance. Corporate information is included where it is needed to reconcile segment data to the unaudited condensed consolidated financial statements.

Effective October 1, 2003, the Company has shifted from this divisional approach to capitalize on the synergies apparent in serving the multiple locations from a centralized corporate structure, and it is now managed as one segment.

Summary information by reportable segment is as follows (in thousands):

	Three months ended September 30,
	2002	2003
Net revenue
Art Institutes	$110,606	$137,591
Argosy	17,537	22,471
Other	—	8,914

	$128,143	$168,976

Income before interest and taxes
Art Institutes	$6,532	$8,717
Argosy	(1,644)	(1,510)
Other	—	862

	$4,888	$8,069

	As of
	September 30, 2002	June 30, 2003	September 30, 2003
Total assets
Art Institutes	$281,343	$334,937	$314,059
Argosy	138,275	131,734	151,412
Other	—	—	176,519

	419,618	466,671	641,990
Corporate	82,822	25,984	51,247

Consolidated	$502,440	$492,655	$693,237

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.	COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended September 30,
	2002	2003
Net income	$2,838	$4,501
Other comprehensive income:
Foreign currency translation	(289)	90

Comprehensive income	$2,549	$4,591

Accumulated other comprehensive income represents only the foreign currency translation adjustment of approximately $69,000 and $2.6 million as of September 30, 2002 and 2003, respectively.

9.	INTANGIBLE ASSETS:

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which goodwill is no longer amortized. The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Amortization of intangible assets for the three months ended September 30, 2003 was approximately $1.4 million. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2004 (remainder)	$5,060
2005	5,522
2006	2,647
2007	1,168
2008	1,005

Intangible assets consisted of the following (in thousands):

	As of June 30, 2003		As of September 30, 2003		Weighted Average Amortization Period (years)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Curriculum	$9,126	$(3,080)	$11,582	$(3,509)	7
Accreditation	3,534	(732)	4,018	(815)	11
Bachelor’s degree programs	1,100	(198)	1,100	(216)	15
Student contracts and applications	7,854	(3,589)	12,271	(4,405)	3
Software	395	(166)	419	(198)	3
Title IV	785	(82)	1,105	(100)	12
Tradename	500	—	500	—	Indefinite
Other	2,768	(1,323)	2,768	(1,373)	15

Total	$26,062	$(9,170)	$33,763	$(10,616)	5

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The changes in the carrying amount of goodwill, by reporting segment, for the three months ended September 30, 2003 are as follows (in thousands):

	Art Institutes	Argosy	Other	Total
Balance as of June 30, 2003	$90,626	$66,075	$—	$156,701
Goodwill related to acquisitions during the current period	—	—	143,173	143,173
Goodwill variance due to foreign currency translation	73	—	—	73

Balance as of September 30, 2003	$90,699	$66,075	$143,173	$299,947

10.	GUARANTEES:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.4 million as of September 30, 2003. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities. The minimum future commitments under non-cancelable, long-term operating leases as of September 30, 2003 are reflected below:

Fiscal years	(in thousands)
2004 (remainder)	$ 54,364
2005	65,728
2006	60,105
2007	56,131
2008	52,521
Thereafter	235,001

Total	$523,850

11.	NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which nullifies Emerging Issues Task Force Issue No. 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions.” This interpretation addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interest entities held by public companies that were acquired before February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 for periods after December 15, 2003. The Company believes that the adoption of FIN 46 will not have a material impact on the Company’s consolidated financial position and results of operations.

12.	SUBSEQUENT EVENTS:

On October 1, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada, located in Vancouver, British Columbia. On October 8, 2003, the Company acquired Bradley Academy for the Visual Arts, located in York, Pennsylvania. These transactions are subject to customary conditions, including regulatory approvals. The aggregate purchase price for these entities was approximately $9.6 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2003 and 2004 are to the periods ended September 30, 2002 and 2003, respectively.

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

The Company believes that the following critical accounting policies affect the more significant judgements and estimates used in the preparation of the condensed consolidated financial statements:

Revenue Recognition and Receivables

The Company’s net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. The Company derived 90.6% of its net revenues from tuition and fees paid by or on behalf of its students for the periods ended September 30, 2002 and 2003. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying condensed consolidated balance sheets. These payments are typically related to future academic periods and are for the most part, refundable.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently-acquired schools, including South and AEC, have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Unearned tuition revenue of approximately $5.2 million and $8.5 million, related to programs not on the Art Institutes’ quarterly academic calendar, is included with advance payments and deferred tuition in the accompanying condensed consolidated balance sheets as of September 30, 2002 and 2003, respectively.

Argosy’s academic programs follow a semester schedule and several programs were in session as of September 30, 2003. Accordingly, unearned revenue of approximately $21.0 million and $25.7 million related to Argosy is included with advance payments and deferred tuition in the accompanying condensed consolidated balance sheets as of September 30, 2002 and 2003, respectively.

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts primarily by categorizing gross receivables based upon the enrollment status of the student and establishing a reserve based on the likelihood of collection. Student accounts are monitored through an aging process whereby past due accounts are pursued when certain criteria are met and internal collection measures have been taken, the account is placed with an outside collection agency. Student accounts in collection are evaluated on a case-by-case basis before being written off.

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

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances include economic conditions or operating performance. If such a circumstance existed, the Company would perform additional analysis which is based upon assumptions about the estimated future undiscounted cash flows associated with the asset. If the projected undiscounted future cash flows are less than the carrying value, the Company would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. The Company continually applies its best judgement when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

The Company evaluates the recoverability of the goodwill and indefinite-lived intangible assets attributable to each reporting unit as required under SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the fair value of each reporting unit with its carrying value. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. The Company continually applies its best judgement when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit.

Income Taxes

The Company calculates income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has generated foreign and state operating loss carryforwards. Management has determined that it is currently more likely than not that the benefits will be realized and has established a valuation allowance against only a portion of these assets. The utilization of the net deferred tax asset recorded for net operating loss carryforwards is dependent on the execution of certain tax planning strategies and the generation of future taxable income. The Company has continuously implemented these tax planning strategies and plans to implement these strategies in the future. The Company continues to evaluate the need for a valuation allowance on a quarterly basis.

Results of Operations

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net revenues increased by 31.9% to $169.0 million in 2004 from $128.1 million in the first quarter of 2003 primarily due to increases in student enrollment and tuition rates. Total student enrollment for the first quarter increased 21.8% to 39,977 as compared to 32,814 in the prior year. The enrollment increase was accompanied by a tuition increase of approximately 6% over the prior year.

Art Institute net revenues increased by 24.4% to $137.6 million in 2004 from $110.6 million in the first quarter of 2003. Total student enrollment at the Art Institutes increased 17.1% over the prior year to 32,910 from 28,108. Enrollment at locations operated by the Art Institutes for 24 months or more increased 14.2% to 30,961 compared to 27,115 in the prior year.

Argosy’s net revenues increased by 28.1% to $22.5 million in 2004 from $17.5 million in the first quarter of 2003. Total student enrollment at Argosy increased 23.5% over the prior year to 5,813 from 4,706.

South and AEC contributed $8.9 million in net revenues to the Company’s consolidated results for the three months ended September 30, 2003. South and AEC were included in the Company’s results from their acquisition dates of July 14, 2003 and September 2, 2003, respectively.

Educational services expense increased by $29.5 million, or 31.3%, to $123.6 million in 2004 from $94.1 million in 2003, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 40 basis points from 73.5% in fiscal 2003 to 73.1% in 2004. Art Institutes’ educational services expenses increased 24.1% to $99.0 million in 2004, as compared to $79.8 million in 2003. As a percentage of revenue, Art Institutes’ expenses decreased 20 basis points to 72.0% in 2004 from 72.2% for the first quarter of 2003. This improvement at The Art Institutes primarily reflects leverage on costs at established locations. Argosy’s educational services expenses increased 29.9% to $18.6 million in 2004, as compared to $14.3 million in 2003. As a percentage of revenue, Argosy’s expenses increased to 82.8% in 2004 from 81.7% for the first quarter of 2003. Investments in facilities and the introduction of new programs in the first quarter of 2004 led to the increase. South and AEC’s educational services expenses were $6.0 million for the three months ended September 30, 2003, which represented 66.8% of their combined net revenues.

General and administrative expense was $35.9 million in 2004, up 27.4% from $28.2 million in 2003. The increase over the comparable quarter in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses. As a percentage of net revenues, general and administrative expense decreased approximately 80 basis points to 21.2% as compared to 22.0% in the first quarter of fiscal 2003. The improvement in these expenses as a percentage of revenue primarily reflects operating leverage on marketing and admissions expenses. Art Institutes’ general and administrative expenses increased 22.5% to $29.0 million in 2004, as compared to $23.7 million in 2003. As a percentage of revenue, Art Institutes’ expenses decreased approximately 30 basis points to 21.1% in 2004 from 21.4% for the first quarter of 2003. Argosy’s general and administrative expenses increased slightly to $5.0 million for 2004, as compared to $4.5 million in 2003. As a percentage of revenue, Argosy’s expenses decreased to 22.2% in 2004 from 25.5% for the first quarter of 2003 reflective of leverage on certain centralized costs. South and AEC’s general and administrative expenses were $1.9 million for the three months ended September 30, 2003, which represented 20.8% of their combined net revenues.

Amortization of intangibles increased by $481,000 to $1.4 million in 2004, as compared to $965,000 million in the first quarter of fiscal 2003. This increase results from amortization associated with the 2004 acquisitions of South, AEC and those acquisitions made in the second quarter of 2003, along with ongoing curriculum development at The Art Institute Online.

Income before interest and taxes (“operating income”) increased by $3.2 million to $8.1 million in 2004 from $4.9 million in 2003. The corresponding margin increased approximately 100 basis points to 4.8% for the quarter as compared to 3.8% for the prior year.

Art Institute operating income increased $2.2 million to $8.7 million for the three months ended September 30, 2003 as compared to $6.5 million in the prior year. Art Institute operating income margin increased to 6.3% for the quarter as compared to 5.9% for the prior year. This was a result of margin improvements at the Art Institutes in educational services and general and administrative expense, including newer locations that recently became more profitable.

Argosy’s operating loss improved approximately $134,000 to $(1.5) million for the three months ended September 30, 2003 as compared to $(1.6) million in 2002. The corresponding Argosy operating margin increased to (6.7)% in 2003 from (9.4)% in 2002 primarily as a result of margin improvements and improved efficiency with marketing and admissions expenses. Argosy’s operating loss includes an allocation of certain centralized costs, representing 3.6% and 2.8% of their net revenues for 2003 and 2004, respectively.

South and AEC contributed approximately $860,000 to the Company’s results from operations for the quarter ended September 30, 2003.

Net interest expense was $690,000 in the first quarter of 2004, as compared to $310,000 in 2003. The increase of $380,000 or 122.6% as compared to the prior quarter is primarily a result of borrowings incurred to fund the acquisition of AEC. In addition to interest on the borrowings under the Company’s revolving credit agreement (the “Credit Agreement”), net interest expense includes the amortization of fees paid in connection with securing the Credit Agreement and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate was 39.0% for the first quarter of fiscal 2004, as compared to 38.0% recorded in the comparable quarter of the prior year. The effective tax rate for fiscal 2003 was 38.5%. The increase in the rate as compared to the prior year reflects the distribution of taxable income as apportioned through unitary filings. The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes.

Net income increased by $1.7 million to $4.5 million in 2004 from $2.8 million in 2003. The increase is attributable to improved results from operations, partially offset by increased amortization of intangibles expense, and a higher tax provision in 2004.

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

Liquidity and Funds of Capital Resources

As of September 30, 2003, the Company’s unrestricted cash balance was $5.6 million, a decrease of $74.3 million from $79.9 million at June 30, 2003 and a decrease of $60.4 million as compared to September 30, 2002. The decreases are primarily a result of cash paid for acquisitions in the first quarter of 2004 of $149.1 million, net of $6.4 million cash acquired. This decrease was partially offset by the receipt of financial aid proceeds for both the summer and fall semesters.

The Company generated positive cash flow from operating activities of $82.8 million for the three months ended September 30, 2003, an increase of $49.9 million as compared to the comparable period for fiscal 2003. A substantial portion of this increase in cash flow from operations is due to the timing of receipt of financial aid for the Art Institutes summer term, which started nine days later in the current year; therefore, in the first quarter of 2004, financial aid was received for both the summer and fall terms. Improved operating results and an increase in non-cash charges also contributed to the increase.

The Company had a working capital deficit of $144.3 million as of September 30, 2003, as compared to working capital of $20.8 million as of June 30, 2003 and a deficit of $4.4 million at September 30, 2002. This decrease in working capital was primarily a result of the decrease in cash and cash equivalents, due to cash paid for acquisitions, accompanied by higher advance payments and deferred tuition. Net receivables increased $15.2 million from June 30, 2003 and increased $11.6 million from September 30, 2002. The increase in net receivables relates primarily to recent acquisitions, higher student enrollment at existing schools and the corresponding revenue increases.

The Company and its lenders amended and restated the Credit Agreement, effective August 18, 2003, to increase allowable borrowings from $150 million to $250 million. The Credit Agreement, which now expires August 18, 2008, contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of September 30, 2003, the Company had approximately $186 million available under this facility and was in compliance with all covenants under the Credit Agreement.

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

The following table describes the Company’s commitments under various contracts and agreements as of September 30, 2003 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2004 (remainder)	2005-2006	2007-2008	2009 - Thereafter
Line of credit borrowings (1)	$50,040	—	—	—	—
Standby letters of credit (2)	3,388	—	—	—	—
Mortgage obligation	3,482	56	3,426	—	—
Note payable	11,000	—	11,000	—	—
Operating leases	523,850	54,364	125,833	108,652	235,001

Total commitments	$591,760	$54,420	$140,259	$108,652	$235,001

(1)	A portion of these borrowings were repaid subsequent to September 30, 2003. Under the terms of the Company’s Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.
(2)	The Company does not anticipate these letters of credit will be drawn on.

The Company anticipates its total capital spending for fiscal 2004 will be approximately $89.0 million, as compared to $76.9 million in the prior year. The 2004 expenditures relate to the investment in schools acquired or started during the previous several years and schools to be added in 2004, continued expansion and improvements to current facilities, new culinary arts programs, additional or replacement school and housing facilities, and classroom and administrative technology.

The Company leases the majority of its facilities. The Company anticipates that future commitments on existing leases will be paid from cash provided from operating activities.

On November 11, 2003, the Accreditation Committee of the Section on Legal Education and Admission to the Bar of the American Bar Association (“ABA”) notified Western State University College of Law (“WSU”) that it will not recommend to the ABA’s Council of the Section on Legal Education and Admission to the Bar (the “Council”) that WSU receive full approval and would not recommend that WSU’s provisional approval be extended. (WSU is currently provisionally approved by the ABA, but its period of provisional approval is scheduled to expire in 2004 unless the ABA elects to extend the period.) WSU will have an opportunity to appear before the Council to challenge the recommendation of the Accreditation Committee. The Company believes that WSU meets the ABA’s standards for approval, but if the ABA should decide not to grant WSU full approval, or not to extend the time during which WSU is provisionally approved, this action could have a material adverse effect on WSU. However, WSU would continue to be eligible to participate in federal financial aid programs as it is separately accredited by the Commission on Colleges of the Western Association of Schools and Colleges.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)    The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (the “SEC”) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. The Company’s management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

(b)    There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls during the quarterly period ended September 30, 2003.

PART II

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(15.1)	Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(32.1)	Certifications by the Chief Executive Officer and Chief Financial Officer
pursuant	to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

During the last fiscal quarter of the period covered by this Form 10-Q, the Company filed a current report on Form 8-K dated July 14, 2003 announcing that it had completed its previously-announced acquisition of South University; a current report on Form 8-K dated August 4, 2003 relating to its financial results for the quarter and fiscal year ended June 30, 2003; a current report on Form 8-K dated September 2, 2003 announcing that it had completed its previously-announced acquisition of American Education Centers; and a current report on Form 8-K dated September 15, 2003 announcing that J. William Brooks, Jr. has been elected President and Chief Operating Officer and Executive Vice President David J. Pauldine has been elected Chief Marketing Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION
(Registrant)

Date: November 14, 2003

/s/ JOHN R. MCKERNAN, JR.
John R. McKernan, Jr.
Vice Chairman and Chief Executive Officer

/s/ ROBERT T. MCDOWELL
Robert T. McDowell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(15.1)	Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(32.1)	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.