Form 10-Q
period 2003-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2004-02-17
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of December 31, 2003 was 72,933,524.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	June 30, 2003	December 31, 2003
	(unaudited)		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,486	$79,896	$7,297
Restricted cash	2,561	595	7,574

Total cash and cash equivalents	8,047	80,491	14,871

Receivables, net	35,509	39,709	45,887
Inventories	4,638	4,371	5,982
Deferred and prepaid income taxes	10,102	17,162	18,247
Other current assets	9,386	9,296	11,362

Total current assets	67,682	151,029	96,349

Property and equipment, net	223,174	230,749	266,519
Deferred income taxes and other long-term assets	10,390	11,202	10,692
Intangible assets, net of amortization	18,635	16,892	21,954
Goodwill	154,550	156,701	310,961

Total assets	$474,431	$566,573	$706,475

Liabilities and shareholders’ investment

Current liabilities:
Current portion of long-term debt	$140	$35,074	$85,998
Notes payable	—	—	11,000
Accounts payable	11,440	16,301	25,151
Accrued liabilities	35,315	28,461	52,466
Advance payments	36,795	36,943	42,617
Unearned tuition	4,128	13,429	8,337

Total current liabilities	87,818	130,208	225,569

Long-term debt, less current portion	3,638	3,426	3,415
Deferred income taxes and other long-term liabilities	3,350	5,160	4,618

Shareholders’ investment:
Common stock	710	722	732
Additional paid-in capital	254,802	272,702	280,091
Treasury stock, at cost	(1,495)	(1,495)	(1,495)
Retained earnings	125,740	153,368	190,026
Accumulated other comprehensive income/(loss)	(132)	2,482	3,519

Total shareholders’ investment	379,625	427,779	472,873

Total liabilities and shareholders’ investment	$474,431	$566,573	$706,475

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2002	2003	2002	2003
Net revenues	$175,136	$232,980	$303,279	$401,956

Costs and expenses:
Educational services	100,753	135,702	194,883	259,301
General and administrative	31,322	40,994	59,482	76,856
Amortization of intangible assets	1,095	1,816	2,060	3,262

	133,170	178,512	256,425	339,419

Income before interest and taxes	41,966	54,468	46,854	62,537
Interest expense, net	332	820	642	1,510

Income before income taxes	41,634	53,648	46,212	61,027
Provision for income taxes	15,823	21,491	17,563	24,369

Net income	$25,811	$32,157	$28,649	$36,658

Earnings per share:
Basic	$.37	$.44	$.41	$.51

Diluted	$.35	$.43	$.39	$.49

Weighted average number of shares outstanding (000’s):
Basic	70,678	72,638	70,530	72,404

Diluted	73,370	75,039	73,300	74,618

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six months ended December 31,
	2002	2003
Cash flows from operating activities:
Net income	$28,649	$36,658

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,551	25,725
Changes in current assets and liabilities:
Restricted cash	(805)	(6,979)
Receivables	(4,194)	(1,077)
Inventories	(668)	(1,109)
Other current assets	(64)	(696)
Accounts payable	3,035	13,793
Accrued liabilities	8,319	21,264
Advance payments	(26,414)	4,919
Unearned tuition	(4,991)	(13,949)

Total adjustments	(7,231)	41,891

Net cash flows from operating activities	21,418	78,549

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(24,044)	(159,908)
Expenditures for property and equipment	(55,648)	(49,128)
Other items, net	(417)	903

Net cash flows from investing activities	(80,109)	(208,133)

Cash flows from financing activities:
Revolving credit facility activity, net	(25,000)	50,760
Principal payments on debt	(51)	(123)
Proceeds from issuance of Common Stock	4,889	7,399

Net cash flows from financing activities	(20,162)	58,036

Effective exchange rate changes on cash	(138)	(1,051)

Net change in cash and cash equivalents	(78,991)	(72,599)

Cash and cash equivalents, beginning of period	84,477	79,896

Cash and cash equivalents, end of period	$5,486	$7,297

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$374	$933
Income taxes	$49	$339

Cash paid for acquisitions:
Fair value of:
Assets acquired	$29,302	$191,025
Liabilities assumed	(3,385)	(13,199)
Less: Cash acquired	(1,873)	(6,918)
Acquisition financing – notes payable	—	(11,000)

Net cash paid for acquisitions	$24,044	$159,908

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	NATURE OF OPERATIONS:

Education Management Corporation (“EDMC” or the “Company”) is among the largest providers of private postsecondary education in North America, based on student enrollment and revenue. EDMC’s education institutions offer a broad range of academic programs concentrated in the media arts, design, fashion, culinary arts, behavioral sciences, health sciences, education, information technology, legal studies and business fields, culminating in the award of associate’s through doctoral degrees. EDMC has provided career-oriented education for over 40 years.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2003 (the “Fiscal 2003 Annual Report”). The accompanying condensed consolidated balance sheet as of June 30, 2003 has been derived from the audited balance sheet included in the Company’s Fiscal 2003 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the six-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2003 and 2004 refer to the periods ended December 31, 2002 and 2003, respectively.

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

On April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates of actual usage. See Note 6 of the Company’s Fiscal 2003 Annual Report for additional information regarding the change in accounting estimate for certain fixed asset’s useful lives. The impact of this change in accounting estimate was an incremental depreciation charge of approximately $550,000 for the six months ended December 31, 2003.

Certain prior period balances have been reclassified to conform to the current period presentation.

Effective October 1, 2003, the Company is now managed as one segment by shifting from a divisional approach to capitalize on the synergies apparent in serving the multiple locations from a centralized corporate structure. Accordingly, the Company’s results are no longer presented in a segment format.

Common Stock, Additional Paid-In Capital, Basic and Diluted Shares Outstanding, and Basic and Diluted Earnings Per Share have all been adjusted to reflect the two-for-one stock split on December 22, 2003 (see Note 5).

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003
Net income (in thousands):
As reported	$25,811	$32,157	$28,649	$36,658
Stock-based employee compensation expense included in reported net income, net of tax	—	162	—	214
Stock-based employee compensation expense determined under fair value method, net of tax	(1,848)	(2,974)	(3,517)	(5,429)

Pro forma	$23,963	$29,345	$25,132	$31,443

Basic earnings per share:
As reported	$.37	$.44	$.41	$.51
Pro forma	.34	.40	.36	.44

Diluted earnings per share:
As reported	$.35	$.43	$.39	$.49
Pro forma	.33	.39	.34	.42

4.	EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of diluted shares (in thousands, adjusted for the stock split, see Note 5):

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003
Basic shares	70,678	72,638	70,530	72,404
Dilution for stock options	2,692	2,401	2,770	2,214

Diluted shares	73,370	75,039	73,300	74,618

For the quarters ended December 31, 2002 and 2003, options to purchase 241,258 and 90,000 shares, respectively, were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.	CAPITAL STOCK:

The Company’s Board of Directors declared a stock split effected in the form of a stock dividend, payable at the rate of one share of Common Stock for each issued and outstanding share of Common Stock to the holders of record of Common Stock as of the close of business on December 1, 2003. The shares issued for the stock split were distributed on December 22, 2003. Reflected below is a summary of the Company’s capital stock. The numbers shown for December 31, 2002 and June 30, 2003 have been adjusted to reflect the stock split.

	Par Value	Authorized	December 31, 2002	June 30, 2003	December 31, 2003
Issued:
Preferred Stock	$.01	10,000,000	—	—	—
Common Stock	$.01	120,000,000	70,987,796	72,161,382	73,113,888
Held in treasury:
Common Stock	N/A	N/A	180,364	180,364	180,364

6.	BUSINESS ACQUISITIONS:

On July 14, 2003, the Company acquired 100 percent of the outstanding stock of South University, Inc. (“South”). South has four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South, which includes $4.0 million held in escrow. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession education programs.

On September 2, 2003, the Company acquired 100 percent of the outstanding stock of American Education Centers, Inc. and related companies (“AEC”), headquartered in a suburb of Cincinnati, Ohio. AEC operates 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $103.5 million in cash; an additional $11.0 million in notes, payable on September 2, 2004; and assumed $3.5 million in debt. The Company is in the process of finalizing the third-party valuation of certain tangible and intangible assets associated with AEC; therefore, the allocation of the purchase price is subject to adjustment which are not believed to be material.

South and AEC were acquired to create a broad range of market-sensitive academic programs and a comprehensive distribution system. The results of operations for South and AEC have been consolidated as of the respective closing dates. Approximately $143.0 million and $7.3 million were assigned to goodwill and intangible assets, respectively.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table reports pro forma information as if the acquisitions of South and AEC had been completed at July 1, 2002 (unaudited, in thousands, except per share amounts). Pro forma results for the six-month period ended December 31, 2003 include $15.9 million in expenses for AEC pertaining to stock compensation payouts and costs incurred related to the acquisition by EDMC. These stock plans at AEC are no longer in place and the Company does not expect to incur charges of this nature in future periods.

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003
Net revenues
As reported	$175,136	$232,980	$303,279	$401,956
Pro forma	192,802	232,980	337,477	412,285

Net income
As reported	$25,811	$32,157	$28,649	$36,658
Pro forma	27,346	32,157	30,965	27,496

Diluted earnings per share
As reported	$.35	$.43	$.39	$.49
Pro forma	.37	.43	.42	.37

On October 1, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, the Company acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle will allow EDMC to expand on its current base of students in the Vancouver area, while the purchase of Bradley will complement EDMC’s existing presence in Pennsylvania. Bradley will allow EDMC to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA.

These transactions are accounted for in accordance with Statement SFAS 141, “Business Combinations (“SFAS 141”) and are included in the Company’s consolidated results of operations from their respective acquisition dates.”

7.	COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003
Net income	$25,811	$32,157	$28,649	$36,658
Other comprehensive income/(loss):
Foreign currency translation	(201)	947	(490)	1,037

Comprehensive income	$25,610	$33,104	$28,159	$37,695

Accumulated other comprehensive income represents only the foreign currency translation adjustment of approximately ($132,000) and $3.5 million as of December 31, 2002 and 2003, respectively.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.	INTANGIBLE ASSETS:

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which goodwill is no longer amortized. The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Amortization of intangible assets for the three and six months ended December 31, 2003 was approximately $1.8 million and $3.3 million, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2004 (remainder)	$3,457
2005	5,741
2006	2,761
2007	1,282
2008	1,107

Intangible assets consisted of the following (in thousands):

	As of June 30, 2003		As of December 31, 2003		Weighted Average Amortization Period (years)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Curriculum	$9,126	$(3,080)	$11,889	$(3,932)	7
Accreditation	3,534	(732)	4,019	(891)	11
Bachelor’s degree programs	1,100	(198)	1,100	(234)	15
Student contracts and applications	7,854	(3,589)	12,508	(5,570)	3
Software	395	(166)	434	(233)	4
Title IV	785	(82)	1,130	(124)	12
Tradename	500	—	500	—	Indefinite
Other	2,768	(1,323)	2,806	(1,448)	10

Total	$26,062	$(9,170)	$34,386	$(12,432)	5

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 are as follows (in thousands):

Total
Balance as of June 30, 2003	$156,701
Goodwill related to acquisitions during the current period	153,463
Goodwill variance due to foreign currency translation	797

Balance as of December 31, 2003	$310,961

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9.	GUARANTEES:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.4 million as of December 31, 2003. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities. The minimum future commitments under non-cancelable, long-term operating leases as of December 31, 2003 are reflected below:

Fiscal years	(in thousands)
2004 (remainder)	$36,243
2005	65,728
2006	60,105
2007	56,131
2008	52,521
Thereafter	235,001

Total	$505,729

10.	NEW ACCOUNTING STANDARDS:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which nullifies Emerging Issues Task Force Issue No. 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions.” This interpretation addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. In December 2003, the FASB agreed to defer the effective date of FIN 46 for all public companies with variable interests in special purpose entities that were created before February 1, 2003 to no later than the end of periods ending after December 15, 2003. The deferral will require that public companies adopt the revised provisions of FIN 46 interests in financial statements for periods after March 15, 2004. The Company is in the process of evaluating the affect of the adoption of FIN 46, but believes it will not have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2003 and 2004 are to the periods ended December 31, 2002 and 2003, respectively.

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

The Company believes that the following critical accounting policies affect the more significant judgements and estimates used in the preparation of the condensed consolidated financial statements:

Revenue Recognition and Receivables

The Company’s net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. The Company derived 90.2% and 90.3% of its net revenues from tuition and fees paid by or on behalf of its students for the three and six months ended December 31, 2002. The Company derived 90.2% and 90.4% for the three and six months ended 2003. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying condensed consolidated balance sheets. These payments are typically related to future academic periods and are for the most part, refundable.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy, South, AEC and other recently-acquired schools, have programs with class starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status of the student and establishing a reserve based on the likelihood of collection. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met and internal collection measures have been taken, the account is placed with an outside collection agency. Student accounts in collection are evaluated on a case-by-case basis before being written off.

Loss Contingencies

The Company accrues for loss contingencies when it is determined that an unfavorable outcome is probable and estimable.

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

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144. Changes in circumstances include economic conditions or operating performance. If such a circumstance existed, the Company would perform additional analysis which is based upon assumptions about the estimated future undiscounted cash flows associated with the asset. If the projected undiscounted future cash flows are less than the carrying value, the Company would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. The Company continually applies its best judgement when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

The Company evaluates the recoverability of the goodwill and indefinite-lived intangible assets attributable to the reporting unit as required under SFAS No. 142, by comparing the fair value of the reporting unit with its carrying value. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. The Company continually applies its best judgement when performing these evaluations to determine the financial projections used to assess the fair value of the reporting unit.

Income Taxes

The Company calculates income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has generated foreign and state operating loss carryforwards. Management has determined that it is currently more likely than not that the benefits will be realized and has established a valuation allowance against only a portion of these assets. The utilization of the net deferred tax asset recorded for net operating loss carryforwards is dependent on the execution of certain tax planning strategies and the generation of future taxable income. The Company has continuously implemented these tax planning strategies and plans to continue implementing these strategies in the future. The Company continues to evaluate the need for a valuation allowance on an ongoing basis.

Results of Operations

Three months ended December 31, 2003 compared to the three months ended December 31, 2002

Effective October 1, 2003, the Company is now managed as one segment by shifting from a divisional approach to capitalize on the synergies apparent in serving the multiple locations from a centralized corporate structure. Accordingly, the Company’s results are no longer presented in a segment format.

Net revenues increased by 33.0% to $233.0 million in 2004 from $175.1 million in the second quarter of 2003 primarily due to increases in student enrollment and tuition rates, as well as new acquisitions. Student enrollment for the second quarter for those schools owned for one year or more increased 13.9% to 49,860 as compared to 43,784 in the prior year. The enrollment increase was accompanied by a tuition increase of approximately 6% over the prior year. Revenue from fiscal 2004 acquisitions totaled $23.9 million.

Educational services expense increased by $34.9 million, or 34.7%, to $135.7 million in 2004 from $100.7 million in 2003, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue increased approximately 70 basis points from 57.5% in fiscal 2003 to 58.2% in 2004. This increase is attributable primarily to increases in bad debt expense, benefits expense, and management incentive costs for school employees in the second quarter as compared to the prior year. The Company does not expect these expenses to be higher as a percentage of revenue for the fiscal year, as compared to last year.

General and administrative expense was $41.0 million in 2004, up 30.9% from $31.3 million in 2003. The increase over the comparable quarter in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses, and salaries and benefits expenses. As a percentage of net revenues, general and administrative expense decreased approximately 30 basis points to 17.6% as compared to 17.9% in the second quarter of fiscal 2003. The improvement in these expenses as a percentage of revenue primarily reflects operating leverage on marketing and admissions expenses, partially offset by increases in benefits and management incentive compensation expense for general and administrative employees in the second quarter as compared to the prior year. The Company does not expect the benefits and incentive expenses to be higher as a percent of revenue for the fiscal year, as compared to last year.

Amortization of intangibles increased by $721,000 to $1.8 million in 2004, as compared to $1.1 million in the second quarter of fiscal 2003. This increase results from amortization associated with the 2004 acquisitions of South, AEC, Bradley and Dubrulle, along with ongoing curriculum development at The Art Institute Online.

Income before interest and taxes (“operating income”) increased by $12.5 million to $54.5 million in 2004 from $42.0 million in 2003. The corresponding margin decreased approximately 60 basis points to 23.4% for the quarter as compared to 24.0% for the prior year, due to benefits cost, management incentive compensation expense, higher bad debt expense and amortization of intangible assets as a percent of revenue in the second quarter, partially offset by leverage on marketing and admissions expenses.

Net interest expense was $820,000 in the second quarter of 2004, as compared to $332,000 in 2003. The increase of $488,000 or 147.0% as compared to the prior quarter is primarily a result of borrowings incurred to fund the acquisition of AEC. In addition to interest on the borrowings under the Company’s revolving credit agreement (the “Credit Agreement”), net interest expense includes the amortization of fees paid in connection with securing the Credit Agreement and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate was 40.1% for the second quarter of fiscal 2004, as compared to 38.0% recorded in the comparable quarter of the prior year. The effective tax rate for fiscal 2003 was 38.5%. The increase in the rate as compared to the prior year reflects the distribution of taxable income to states with higher tax rates as well as valuation allowances applied to tax assets related to foreign net operating losses (Canada). The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes. The Company expects the effective tax rate to be 40.0% for fiscal 2004.

As of December 31, 2003, the Company had net state operating loss carryforwards of approximately $43.5 million and foreign net operating loss carryforwards of approximately $14.3 million. A valuation allowance of approximately $4.0 million has been established for the deferred tax asset related to the foreign net operating loss carryforwards. This allowance was increased by approximately $400,000 during the period ended December 31, 2003.

Net income increased by $6.3 million to $32.2 million in 2004 from $25.8 million in 2003. The increase is attributable to improved results from operations, partially offset by increased amortization of intangibles expense, and a higher tax provision in 2004.

The Company expects that the acquisitions made in 2004 will create additional growth in consolidated revenue and operating income for 2004. In subsequent years, the Company expects these entities to have revenue growth consistent with the Company’s historical trends and to offer the potential for the Company to have improvement in operating margins somewhat greater than the historical average over the past several years.

Six months ended December 31, 2003 compared to the six months ended December 31, 2002

Effective October 1, 2003, the Company is now managed as one segment by shifting from a divisional approach to capitalize on the synergies apparent in serving the multiple locations from a centralized corporate structure. Accordingly, the Company’s results are no longer presented in a segment format.

Net revenues increased by 32.5% to $402.0 million in 2004 from $303.3 million in the first half of 2003. Increases in student enrollment and tuition rates, as well as new acquisitions, drove the higher net revenues. Average student enrollment for the first half increased 29.0% to 49,403 as compared to 38,292 in the prior year. The enrollment increase was accompanied by a tuition increase of approximately 6% over the prior year. Revenue from new acquisitions totaled $32.8 million.

Educational services expense increased by $64.4 million, or 33.1%, to $259.3 million in 2004 from $194.9 million in 2003, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, cost of sales, and depreciation and amortization. Overall, educational services expense as a percentage of revenue increased approximately 30 basis points from 64.3% in fiscal 2003 to 64.5% in 2004.

General and administrative expense was $76.9 million in 2004, up 29.2% from $59.5 million in 2003. The increase over the comparable period in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses, and salaries and benefits expenses. As a percentage of net revenues, general and administrative expense decreased approximately 50 basis points to 19.1% as compared to 19.6% for the six months ended December 31, 2002. The improvement in these expenses as a percentage of revenue primarily reflects operating leverage on marketing and admissions expenses, partially offset by increases in benefits and management incentive compensation expense for general and administrative employees.

Amortization of intangibles increased by $1.2 million to $3.3 million in 2004, as compared to $2.1 million in the first half of fiscal 2003. This increase results from amortization associated with the 2004 acquisitions of South, AEC, Bradley and Dubrulle, along with ongoing curriculum development at The Art Institute Online.

Income before interest and taxes (“operating income”) increased by $15.7 million to $62.5 million in 2004 from $46.9 million in 2003. The corresponding margin increased approximately 10 basis points to 15.6% for the six month period as compared to 15.4% for the prior year.

Net interest expense was $1.5 million in 2004, as compared to $642,000 in 2003. The increase of $868,000 or 135.2% as compared to the prior period is primarily a result of borrowings incurred to fund the acquisition of AEC. In addition to interest on the borrowings under the Credit Agreement, net interest expense includes the amortization of fees paid in connection with securing the Credit Agreement and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

The Company’s effective tax rate was 39.9% for 2004, as compared to 38.0% recorded in the comparable six months of the prior year. The effective tax rate for fiscal 2003 was 38.5%. The increase in the rate as compared to the prior year reflects the distribution of taxable income to states with higher tax rates as well as valuation allowances applied to tax assets related to foreign net operating losses (Canada). The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes. The Company expects the effective tax rate for fiscal 2004 to be 40.0%.

As of December 31, 2003, the Company had net state operating loss carryforwards of approximately $43.5 million and foreign net operating loss carryforwards of approximately $14.3 million. A valuation allowance of approximately $4.0 million has been established for the deferred tax asset related to the foreign net operating loss carryforwards. This allowance was increased by approximately $400,000 during the period ended December 31, 2003.

Net income increased by $8.0 million to $36.7 million in 2004 from $28.6 million in 2003. The increase is attributable to improved results from operations, partially offset by increased amortization of intangibles expense, and a higher tax provision in 2004.

The Company expects that the acquisitions made in 2004 will create additional growth in consolidated revenue and operating income for 2004. In subsequent years, the Company expects these entities to have revenue growth consistent with the Company’s historical trends and to offer the potential for the Company to have improvement in operating margins somewhat greater than the historical average over the past several years.

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

Liquidity and Funds of Capital Resources

As of December 31, 2003, the Company’s unrestricted cash balance was $7.3 million, a decrease of $72.6 million from $79.9 million at June 30, 2003 and an increase of $1.8 million as compared to December 31, 2002. The decrease from June 30 is primarily a result of cash paid for acquisitions in the second quarter of 2004 of $159.9 million, net of $6.9 million cash acquired. The cash paid for acquisitions was partially funded through revolver borrowings. This decrease was partially offset by cash flow from operations during the six months ended December 31, 2003.

The Company generated positive cash flow from operating activities of $78.5 million for the six months ended December 31, 2003, an increase of $57.1 million as compared to the comparable period for fiscal 2003. A substantial portion of this increase in cash flow from operations is due to the timing of receipt of financial aid for the Art Institutes summer term, which started nine days later in the current year; therefore, financial aid was received for both the summer and fall terms during the second quarter of 2004. Improved operating results and an increase in non-cash charges also contributed to the increase.

The Company had a working capital deficit of $129.2 million as of December 31, 2003, as compared to working capital of $20.9 million as of June 30, 2003 and a deficit of $20.1 million at December 31, 2002. This decrease in working capital was primarily a result of the decrease in cash and cash equivalents, due to cash paid for acquisitions, partially funded through revolver borrowings, accompanied by higher deferred tuition. Net receivables increased $6.2 million from June 30, 2003 and increased $10.4 million from December 31, 2002. The increase in net receivables relates primarily to recent acquisitions, higher student enrollment at existing schools and the corresponding revenue increases. The days sales outstanding in accounts receivable decreased approximately 0.5 days to 18.1 days as of December 31, 2003 as compared to last year.

The Company and its lenders amended and restated the Credit Agreement, effective August 18, 2003, to increase allowable borrowings from $150 million to $250 million. The Credit Agreement, which now expires August 18, 2008, contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. As of December 31, 2003, the Company had approximately $149 million available under this facility and was in compliance with all covenants under the Credit Agreement.

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

The Company anticipates its total capital spending for fiscal 2004 will be approximately $89.0 million, as compared to $76.9 million in the prior year. The 2004 expenditures relate to the investment in schools acquired or started during the previous several years and schools to be added in 2004, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology.

The Company believes that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Credit Agreement.

The following table describes the Company’s commitments under various contracts and agreements as of December 31, 2003 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2004 (remainder)	2005-2006	2007-2008	2009 - Thereafter
Line of credit borrowings (1)	$85,760	—	—	—	—
Standby letters of credit (2)	4,570	—	—	—	—
Mortgage obligation	3,461	81	3,380	—	—
Note payable	11,000	—	11,000	—	—
Operating leases	505,729	36,243	125,833	108,652	235,001

Total commitments	$610,520	$36,324	$140,213	$108,652	$235,001

(1)	These borrowings were repaid subsequent to December 31, 2003. Under the terms of the Company’s Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.
(2)	The Company does not anticipate these letters of credit will be drawn on.

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

On November 11, 2003, the Accreditation Committee of the Section on Legal Education and Admission to the Bar of the American Bar Association (“ABA”) orally notified Western State University College of Law (“WSU”) that it would not recommend to the ABA’s Council of the Section on Legal Education and Admission

to the Bar (the “Council”) that WSU receive full approval and would not recommend that WSU’s provisional approval be extended. (WSU is currently provisionally approved by the ABA, but its period of provisional approval is scheduled to expire in 2004 unless the ABA elects to extend the period.) By letter of December 11, 2003, the Council notified WSU that the Council had adopted a motion to withdraw provisional approval and that the matter would be submitted to the ABA House of Delegates at its meeting in February 2004 for ratification. On January 16, 2004, WSU and two WSU students filed a lawsuit against the ABA in the United States District Court for the Central District of California seeking a preliminary injunction preventing the ABA from reviewing the Council’s decision to withdraw provisional approval at the February meeting of the House of Delegates. On February 6, 2004, the court issued an order preliminarily enjoining the ABA from implementing any final decision to withdraw WSU’s provisional approval. On February 8, 2004, the Council withdrew its request that the House of Delegates ratify its action to remove the provisional approval of WSU. By letter dated February 11, 2004, the Council notified WSU that the Council proposes to hold a meeting on March 28, 2004 to reconsider its decision to withdraw WSU’s provisional approval. The Company believes that WSU meets the ABA’s standards for approval, but if the ABA should decide not to grant WSU full approval, or not to extend the time during which WSU is provisionally approved, this action could have a material adverse effect on WSU. However, WSU would continue to be eligible to participate in federal financial aid programs, as it is separately accredited by the Commission on Colleges of the Western Association of Schools and Colleges.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (the “SEC”) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. The Company’s management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

(b) There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls during the quarterly period ended December 31, 2003.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On November 20, 2003, the annual meeting of the shareholders of the Company was held for the election of certain directors, the amendment of the Company’s articles of incorporation, the adoption of an incentive plan and the retention of the Company’s independent auditors.

Shares
(i) Election of directors (Class I):

Robert H. Atwell: Votes for Authority withheld	32,221,881 532,711

William M. Campbell, III: Votes for Authority withheld	31,521,908 1,232,684

Friedrich Teroerde: Votes for Authority withheld	32,144,198 610,394

(ii) Approval of amendment and restatement of the Company’s articles of incorporation to increase number of shares of authorized common stock:

Votes for Votes against Abstentions	30,743,467 1,970,981 40,142

(iii) Adoption of the Company’s 2003 Incentive Plan:

Votes for Votes against Abstentions	25,369,941 5,225,847 53,574

(iv) Approval of the retention of Ernst & Young LLP as the Company’s independent auditors:

Votes for Votes against Abstentions	31,815,243 836,319 103,030

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(3.1)	Restated By-Laws

(15.1)	Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(32.1)	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

During the last fiscal quarter of the period covered by this Form 10-Q, the Company filed a current report on From 8-K dated October 28, 2003 relating to its financial results for the quarter ended September 30, 2003; a current report on Form 8-K/A dated November 10, 2003 amending a previously filed Form 8-K originally filed September 2, 2003 announcing that it had completed its previously-announced acquisition of American Education Centers; and a current report on Form 8-K dated November 20, 2003 announcing that the Board of Directors declared a stock split effected in the form of a stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION
(Registrant)

Date: February 17, 2004

/s/ JOHN R. MCKERNAN, JR.
John R. McKernan, Jr.
Vice Chairman and Chief Executive Officer

/s/ ROBERT T. MCDOWELL
Robert T. McDowell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(3.1)	Restated By-Laws

(15.1)	Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(32.1)	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.