Form 10-Q
period 2004-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2004-05-17
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant’s Common Stock outstanding at March 31, 2004 was 73,155,839.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	June 30, 2003	March 31, 2003
	(unaudited)		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$44,112	$88,957	$96,617
Restricted cash	10,014	595	2,170

Total cash and cash equivalents	54,126	89,552	98,787
Receivables, net	49,251	39,709	34,877
Inventories	5,880	4,371	4,614
Deferred and prepaid income taxes	12,824	17,162	10,086
Other current assets	10,583	9,296	8,635

Total current assets	132,664	160,090	156,999

Property and equipment, net	271,662	230,749	226,330
Deferred income taxes and other long-term assets	10,394	11,202	10,184
Intangible assets, net of amortization	20,371	16,892	17,747
Goodwill	310,604	156,701	155,175

Total assets	$745,695	$575,634	$566,435

Liabilities and shareholders’ investment

Current liabilities:
Current portion of long-term debt	$92	$35,074	$77
Notes payable	11,000	—	—
Accounts payable	25,536	25,362	19,659
Accrued liabilities	35,544	28,461	25,305
Accrued income taxes	13,834	—	6,137
Advance payments	128,476	36,943	93,748
Unearned tuition	22,475	13,429	12,300

Total current liabilities	236,957	139,269	157,226

Long-term debt, less current portion	3,390	3,426	3,444
Deferred income taxes and other long-term liabilities	4,190	5,160	2,408

Shareholders’ investment:
Common Stock	734	722	716
Additional paid-in capital	283,247	272,702	259,004
Treasury stock, at cost	(1,495)	(1,495)	(1,495)
Retained earnings	215,473	153,368	144,261
Accumulated other comprehensive income	3,199	2,482	871

Total shareholders’ investment	501,158	427,779	403,357

Total liabilities and shareholders’ investment	$745,695	$575,634	$566,435

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003
Net revenues	$235,150	$173,691	$637,106	$476,970

Costs and expenses:
Educational services	142,112	108,446	401,413	303,329
General and administrative	46,439	33,840	123,295	93,322
Amortization of intangible assets	1,931	1,191	5,193	3,251

	190,482	143,477	529,901	399,902

Income before interest and taxes	44,668	30,214	107,205	77,068
Interest expense, net	583	339	2,093	981

Income before income taxes	44,085	29,875	105,112	76,087
Provision for income taxes	18,638	11,354	43,007	28,917

Net income	$25,447	$18,521	$62,105	$47,170

Earnings per share:
Basic	$0.35	$0.26	$0.86	$0.67

Diluted	$0.34	$0.25	$0.83	$0.65

Weighted average number of shares outstanding (000’s):
Basic	73,071	70,998	72,621	70,716

Diluted	75,493	73,084	74,549	72,926

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the nine months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$62,105	$47,170

Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	40,321	30,443
Changes in current assets and liabilities:
Restricted cash	(9,419)	(414)
Receivables	(3,038)	(3,562)
Inventories	(1,006)	(644)
Other current assets	5,489	688
Accounts payable	1,825	1,801
Accrued liabilities	18,152	4,446
Advance payments	89,262	30,507
Unearned tuition	175	3,213

Total adjustments	141,761	66,478

Net cash flows provided by operating activities	203,866	113,648

Cash flows used for investing activities:
Acquisition of subsidiaries, net of cash acquired	(157,777)	(23,487)
Expenditures for property and equipment	(65,692)	(67,738)
Other items, net	94	(903)

Net cash flows used for investing activities	(223,375)	(92,128)

Cash flows used for financing activities:
Revolving credit facility activity, net	(35,000)	(25,000)
Principal payments on debt	(56)	(308)
Proceeds from issuance of Common Stock	10,557	9,097

Net cash flows used for financing activities	(24,499)	(16,211)

Effective exchange rate changes on cash	(837)	(815)

Net change in cash and cash equivalents	(44,845)	4,494
Cash and cash equivalents, beginning of period	88,957	92,123

Cash and cash equivalents, end of period	$44,112	$96,617

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,426	$647
Income taxes	23,248	21,286
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	3,301	1,807

Cash paid for acquisitions:
Fair value of:
Assets acquired	$190,210	$28,745
Liabilities assumed	(14,515)	(3,385)
Less: Cash acquired	(6,918)	(1,873)
Notes payable	(11,000)	—

Net cash paid for acquisitions	$157,777	$23,487

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	NATURE OF OPERATIONS:

Education Management Corporation (“EDMC” or the “Company”) is among the largest providers of private postsecondary education in North America, based on student enrollment and revenue. EDMC’s education institutions offer a broad range of academic programs concentrated in the media arts, design, fashion, culinary arts, behavioral sciences, health sciences, education, information technology, legal studies and business fields, culminating in the award of associate’s through doctoral degrees. EDMC has provided career-oriented education for over 40 years. The Company delivers education to its students through traditional classroom settings as well as online.

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. The Company experiences a seasonal increase in new enrollments in the fall (October through December, the fiscal year second quarter) which is traditionally when the largest number of new students begin postsecondary education. Some students choose not to attend classes during summer months, although the Company’s schools encourage year-round attendance. As a result, total student enrollments at the Company’s schools are highest in the fall quarter and lowest in the summer months (July through September, the fiscal year first quarter). The Company’s costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis. Historically, the Company’s profitability has been lowest in its fiscal first quarter due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall academic quarter. The Company anticipates that results of operations will continue to be affected by this seasonal pattern in the future.

2.	BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2003 (the “Fiscal 2003 Annual Report”). These condensed consolidated financial statements include the accounts of EDMC and its wholly-owned subsidiaries. The accompanying condensed consolidated balance sheet at June 30, 2003 has been derived from the audited balance sheet included in the Company’s Fiscal 2003 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three-month and nine-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2004 and 2003 refer to the periods ended March 31, 2004 and 2003, respectively.

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

On April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates. See Note 6 of the Company’s Fiscal 2003 Annual Report for additional information regarding the change in estimates for useful lives. While the estimated useful life of personal computers decreased, the estimated useful life of furniture and fixtures, culinary equipment and library books increased. The impact of this change in estimate was an incremental depreciation charge of approximately $0.1 million for the nine-months ended March 31, 2004.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Certain prior period balances have been reclassified to conform to the current period presentation.

Effective October 1, 2003, the Company shifted from a divisional approach to a centralized corporate structure utilizing groups which have been aggregated into one operating segment. Accordingly, the Company’s results are no longer presented in the former reporting segment format. Individual campus components have been aggregated to form three distinct operating groups by geographic location within North America. These groups are the Eastern, Central and Western groups. As a result of common economic businesses and market conditions, these operating segments have been aggregated to form one distinct reporting segment.

Common Stock, Additional Paid-In Capital, Basic and Diluted Shares, and Basic and Diluted Earnings Per Share have been adjusted for prior periods presented to reflect the two-for-one stock split on December 22, 2003 (see Note 5).

3.	STOCK-BASED COMPENSATION:

The Company has three stock incentive plans, which are described more fully in Note 15 of the Company’s Fiscal 2003 Annual Report. The Company accounts for these plans using the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With the exception of a restricted stock grant made in the first quarter of 2004, there is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income (in thousands)
As reported	$25,447	$18,521	$62,105	$47,170
Stock-based employee compensation expense included in reported net income, net of tax	164	—	378	—
Stock-based employee compensation expense determined under fair value method, net of tax	(5,274)	(1,584)	(10,703)	(5,101)

Pro forma	$20,337	$16,937	$51,780	$42,069

Basic earnings per share
As reported	$0.35	$0.26	$0.86	$0.67
Pro forma	0.28	0.24	0.71	0.60

Diluted earnings per share
As reported	$0.34	$0.25	$0.83	$0.65
Pro forma	0.27	0.23	0.69	0.58

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.	EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of diluted shares (in thousands, adjusted for the stock split, see Note 5):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Basic shares	73,071	70,998	72,621	70,716
Dilution for stock options	2,422	2,086	1,928	2,210

Diluted shares	75,493	73,084	74,549	72,926

For the quarters ended March 31, 2004 and 2003, options to purchase 7,000 and 711,258 and shares, respectively, were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

5.	CAPITAL STOCK:

The Company’s Board of Directors declared a stock split effected in the form of a stock dividend, payable at the rate of one share of Common Stock as of the close of business on December 1, 2003. The shares issued for the stock split were distributed on December 22, 2003. Reflected below is a summary of the Company’s capital stock. The information presented for March 31, 2003 and June 30, 2003 have been adjusted to reflect the stock split.

The Company’s Capital Stock consists of the following:

•	10,000,000 authorized shares of Preferred Stock, $0.01 par value; and

•	120,000,000 authorized shares of Common Stock, $0.01 par value.

	March 31, 2004	June 30, 2003	March 31, 2003
Issued:
Preferred Stock	—	—	—
Common Stock	73,336,203	72,161,382	71,524,780
Held in treasury:
Preferred Stock	—	—	—
Common Stock	180,364	180,364	180,364
Outstanding:
Preferred Stock	—	—	—
Common Stock	73,155,839	71,981,018	71,344,416

6.	BUSINESS ACQUISITIONS:

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

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On September 2, 2003, the Company acquired 100 percent of the outstanding stock of American Education Centers, Inc. and related companies (“AEC”). AEC operates 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $103.5 million in cash; an additional $11.0 million in notes, payable on September 2, 2004; and assumed $3.5 million in debt.

South and AEC were acquired to broaden the Company’s academic program offerings and geographic locations. The results of operations for South and AEC have been consolidated as of the respective closing dates. Approximately $143.2 million and $7.3 million were assigned to goodwill and intangible assets, respectively. The Company is in the process of finalizing the third-party valuation of certain tangible and intangible assets associated with AEC; therefore, the allocation of the purchase price is subject to adjustment.

The following table reports pro forma information as if the acquisitions of South and AEC had been completed at July 1, 2002 (unaudited, in thousands, except per share amounts). Pro forma results for the nine-month period ended March 31, 2004 include $15.9 million in expenses for AEC pertaining to stock compensation payouts and costs incurred related to the acquisition by EDMC. These stock plans at AEC are no longer in place and the Company does not expect to incur charges of this nature in future periods.

	Three months ended March 31,		Nine months ended March 31
	2004	2003	2004	2003
Net revenues
As reported	$235,150	$173,691	$637,106	$476,970
Pro forma	235,150	193,752	647,435	531,229

Net income
As reported	$25,447	$18,521	$62,105	$47,170
Pro forma	25,447	20,686	52,943	51,651

Diluted earnings per share
As reported	$0.34	$0.25	$0.83	$0.65
Pro forma	0.34	0.28	0.71	0.71

On October 1, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, the Company acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle, which has been combined with The Art Institute of Vancouver, will allow EDMC to expand on its current base of students in the Vancouver area, while the purchase of Bradley will complement EDMC’s existing presence in Pennsylvania, allowing it to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA. The pro forma information presented above does not include these two acquisitions. The Company is in the process of finalizing the third-party valuation of certain tangible and intangible assets associated with the purchases; therefore, the allocation of the purchase price is subject to adjustment.

These transactions are accounted for in accordance with Statement SFAS 141, “Business Combinations (“SFAS 141”) and are included in the Company’s consolidated results of operations from their respective acquisition dates.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	INTANGIBLE ASSETS:

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” Changes in circumstances include economic conditions or operating performance. Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any identified impairment reflected as an operating expense.

Amortization of intangible assets for the three and nine months ended March 31, 2004 was approximately $1.9 million and $5.2 million, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2004 (remainder)	$1,853
2005	5,773
2006	2,768
2007	1,283
2008	1,108

Intangible assets consisted of the following (in thousands):

	At March 31, 2004			At June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$12,246	$(4,494)	7	$9,126	$(3,080)
Accreditation	4,021	(964)	11	3,534	(732)
Bachelor’s degree programs	1,100	(252)	15	1,100	(198)
Student contracts and applications	12,500	(6,717)	3	7,854	(3,589)
Software	430	(266)	4	395	(166)
Title IV	1,130	(148)	12	785	(82)
Tradename	500	—	Indefinite	500	—
Other	2,806	(1,521)	10	2,768	(1,323)

Total	$34,733	$(14,362)	5	$26,062	$(9,170)

The changes in the carrying amount of goodwill for the nine months ended March 31, 2004 are as follows (in thousands):

Total
Balance at June 30, 2003	$156,701
Goodwill related to acquisitions during the current period	153,313
Goodwill variance due to foreign currency translation	590

Balance at March 31, 2004	$310,604

No impairment charges have been recognized during any period presented. The Company will complete its annual analysis of the net realizable value of goodwill during the fourth quarter of fiscal 2004.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.	COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income	$25,447	$18,521	$62,105	$47,170
Other comprehensive income:
Foreign currency translation	(320)	1,003	717	513

Comprehensive income	$25,127	$19,524	$62,822	$47,683

Accumulated other comprehensive income represents the foreign currency translation adjustment of approximately $3.2 million and $0.9 million at March 31, 2004 and 2003, respectively.

9.	GUARANTEES:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.4 million at March 31, 2004. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities. The minimum future commitments under non-cancelable, long-term operating leases at March 31, 2004 are reflected below:

Fiscal years	(in thousands)
2004 (remainder)	$18,127
2005	65,747
2006	60,122
2007	56,144
2008	52,521
Thereafter	235,001

Total	$487,662

10.	NEW ACCOUNTING STANDARDS:

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES:

On November 11, 2003, the Accreditation Committee of the Section on Legal Education and Admission to the Bar of the American Bar Association (“ABA”) orally notified Western State University College of Law (“WSU”) that it would not recommend to the ABA’s Council of the Section on Legal Education and Admission to the Bar (the “Council”) that WSU receive full approval and would not recommend that WSU’s provisional approval be extended. (WSU is currently provisionally approved by the ABA, but its period of provisional approval is scheduled to expire in 2004 unless the ABA elects to extend the period.) By letter of December 11, 2003, the Council notified WSU that the Council had adopted a motion to withdraw provisional approval and that the matter would be submitted to the ABA House of Delegates at its meeting in February 2004. On January 16, 2004, WSU and two WSU students filed a lawsuit against the ABA in the United States District Court for the Central District of California seeking a preliminary injunction preventing the ABA from reviewing the Council’s decision to withdraw provisional approval at the February meeting of the House of Delegates. On February 6, 2004, the court issued an order preliminarily enjoining the ABA from implementing any final decision to withdraw WSU’s provisional approval. On February 8, 2004, the Council withdrew its request that the House of Delegates ratify its action to remove the provisional approval of WSU. By letter dated February 11, 2004, the Council notified WSU that it had voted to reconsider its December 11, 2003 Motion to Withdraw WSU’s provisional approval at a special meeting on March 28, 2004. By letter dated March 31, 2004, the Council notified WSU that the Council had again adopted a motion to withdraw provisional approval, and that the matter would be submitted to the ABA House of Delegates at its meeting of August 9-10, 2004. If the ABA House of Delegates does withdraw provisional approval, WSU plans to reapply. Due to a prior agreement with the ABA, the ABA has waived the customary nine month waiting period. The Company believes that WSU meets the ABA’s standards for approval, and WSU has therefore filed an appeal of the Council’s motion with the House of Delegates. If the House of Delegates should ratify the Council’s motion rather than ask the Council to reconsider, this action could have a material adverse effect on enrollment at WSU. However, WSU would continue to be eligible to participate in federal financial aid programs, as it is separately accredited by the Commission on Colleges of the Western Association of Schools and Colleges. The Company has concluded that the items described above are not expected to lead to a circumstance where the carrying amount of the assets related to WSU may not be recoverable. The lawsuit filed by WSU and its two students is still pending.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. The following discussion should also be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which identifies certain risk factors related to the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2004 and 2003 are to the periods ended March 31, 2004 and 2003, respectively.

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgements and estimates are made about the amounts reflected in the condensed consolidated financial statements. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgements and develop estimates used to prepare the condensed consolidated financial statements. Historical experience and available information are used to make these judgements and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the condensed consolidated financial statements.

On an ongoing basis, our management evaluates our judgments and estimates that include, but are not limited to revenue recognition, allowance for doubtful accounts, valuations of goodwill and indefinite-lived intangible assets, valuations of acquired finite-lived intangible assets and loss contingencies. Further description of how these estimates are developed is provided below under the respective captions.

We believe that the following critical accounting policies affect the more significant judgements and estimates used in the preparation of the condensed consolidated financial statements:

Revenue Recognition and Receivables

Our net revenues consist of tuition and fees, student housing charges and bookstore and restaurant sales. We derived 91.1% and 90.6% of our net revenues from tuition and fees paid by or on behalf of our students for the three and nine months ended March 31, 2004. We derived 91.2% and 90.6% for the three and nine months ended March 31, 2003. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying condensed consolidated balance sheets. These payments are typically related to future academic periods and are for the most part, refundable.

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. For most of our programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, certain recently-acquired schools have programs with class starting and ending dates that differ from our fiscal quarters. Therefore, at the end of the fiscal quarter, we have revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status of the student and establishing a reserve based on the likelihood of collection. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met and internal collection measures have been taken without success, the account is placed with an outside collection agency. Student accounts in collection are evaluated on a case-by-case basis before being written off.

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

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144. Changes in circumstances include economic conditions or operating performance. If such a circumstance existed, we would perform additional analysis which is based upon assumptions about the estimated future undiscounted cash flows associated with the asset. If the projected undiscounted future cash flows are less than the carrying value, we would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. We continually apply our judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset.

We evaluate the recoverability of the goodwill attributable to each reporting unit as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the fair value of each reporting unit with its carrying value. Individual campus components have been aggregated to form three distinct operating groups by geographic location within North America. These groups are the Eastern, Central and Western groups and are considered our reporting units. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. We continually apply our judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the asset and liability method.

Under this method, deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, or differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax basis.

At March 31, 2004, we had net state operating loss carryforwards of approximately $52 million. These carryforwards expire at varying dates beginning in fiscal 2007 through 2023. We have recorded approximately $4.3 million in deferred tax assets related to these state carryforwards. No valuation allowance has been established against the state deferred tax assets, as we believe that these tax benefits will be realizable through tax carryforward availability and our demonstrated ability to produce taxable income.

At March 31, 2004, we had Canadian net operating loss carryforwards of approximately $15 million and we had $6.3 million in deferred tax assets related to our Canadian entities. We have determined that it is currently “more likely than not” that only a portion of these benefits will be realized and have established a valuation allowance of approximately $4.1 million against the deferred tax assets related to the foreign net operating loss carryforwards. None of our carryforwards have expired and we have approximately four years before they begin to expire. We evaluate on a quarterly basis whether, based on all available evidence, the deferred income tax assets are realizable. During the nine months ended March 31, 2004, we increased the valuation allowance by approximately $1.1 million with an off-setting non-cash charge to the income tax provision. At March 31, 2004, we had $2.2 million in deferred tax assets that were not reserved. The future taxable income required to be earned to realize this non-reserved deferred tax asset would be approximately $5.2 million. We believe, based upon all available evidence, that we will be able to realize the net recorded deferred tax assets.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Our net revenues increased by 35.4% to $235.2 million in the third quarter of 2004 from $173.7 million in the third quarter of 2003 primarily due to increases in student enrollment and tuition rates, as well as recent acquisitions. Student enrollment for the third quarter at those schools owned for one year or more increased 14.9% to 47,996 as compared to 41,767 in the prior year. The enrollment increase was accompanied by a tuition increase of approximately 6% over the prior year. However, average revenue per student was relatively flat over the prior year, primarily due to lighter credit loads and lower prices at AEC compared to our other schools. Revenue from fiscal 2004 acquisitions totaled $24.1 million.

Our educational services expense increased by $33.7 million, or 31.0%, to $142.1 million in the third quarter of 2004 from $108.4 million in 2003, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 200 basis points to 60.4% in fiscal 2004 from 62.4% in fiscal 2003. This decrease is attributable primarily to leverage on our facilities and staff personnel expenses. Additionally, lower benefits expense and the timing of incentive compensation expense as a percentage of revenue decreased in the fiscal third quarter compared to the year ago period. These favorable items were partially offset by an approximately 60 basis point increase in bad debt expense as a percentage of revenue. Bad debt expense was higher as a percentage of revenue primarily due to the addition of AEC, which historically experienced higher bad debt expense as a percentage of revenue than our other schools. We expect bad debt expense to be within our historical range of 2 to 2.5% for the 2004 fiscal year.

General and administrative expense was $46.4 million in 2004, up 37.2% from $33.8 million in 2003. The increase over the comparable quarter in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses, and salaries and benefits expenses. As a percentage of net revenues, general and administrative expense increased approximately 20 basis points to 19.7% as compared to 19.5% in the third quarter of fiscal 2003, reflecting higher compensation expense for general and administrative employees in the third quarter as compared to the prior year, as well as higher audit and legal expenses due to fees related to Sarbanes-Oxley implementation and legal fees related to our Western State University Law School ABA accreditation case as described below. These increases were partially offset by operating leverage. We do not expect the benefits and incentive expenses to be higher as a percent of revenue for the fiscal year, as compared to last year.

Amortization of intangibles increased by $0.7 million, to $1.9 million, in 2004, as compared to $1.2 million in the third quarter of fiscal 2003. This increase resulted from amortization associated with the 2004 acquisitions of South University (“South”), American Education Centers (“AEC”), Bradley Academy for the Visual Arts (“Bradley”) and Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), along with ongoing curriculum development at The Art Institute Online.

Income before interest and taxes (“operating income”) increased by $14.5 million to $44.7 million in 2004 from $30.2 million in 2003. The corresponding margin increased approximately 160 basis points to 19.0% for the quarter as compared to 17.4% for the prior year, due to reduced benefits cost and management incentive compensation expense and leverage on marketing and admissions expense. These improvements were partially offset by higher bad debt expense and amortization of intangible assets as a percent of revenue in the third quarter.

Net interest expense was $583,000 in the third quarter of 2004, as compared to $339,000 in 2003. The increase of $244,000 or 72.0% as compared to the prior period is primarily a result of borrowings incurred to fund acquisitions. In addition to interest on the borrowings under the Company’s revolving credit agreement (the “Credit Agreement”), net interest expense includes the amortization of fees paid in connection with securing the Credit Agreement and interest expense on mortgage indebtedness at one of the Company’s schools, partially offset by interest income.

Our effective tax rate was 42.3% for the third quarter of fiscal 2004, as compared to 38.0% recorded in the comparable quarter of the prior year. The effective tax rate for fiscal 2003 was 38.5%. The increase in the rate as compared to the prior year reflects the distribution of taxable income to states with higher tax rates as well as a valuation allowance recorded against tax assets created by Canadian tax losses. The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes. We expect our effective tax rate to be approximately 41% for fiscal 2004.

Net income increased by $6.9 million to $25.4 million in 2004 from $18.5 million in 2003. The increase is attributable to improved results from operations, partially offset by increased amortization of intangibles expense and a higher tax provision in 2004.

We expect the acquisitions we made in 2004 to generate continued growth in consolidated revenue and operating income for 2004. In subsequent years, we expect these entities to have revenue growth consistent with our historical trends and to offer the potential for us to improve operating margins at a somewhat greater rate than the historical average over the past several years.

Nine months ended March 31, 2004 compared to the nine months ended March 31, 2003

Net revenues increased by 33.6% to $637.1 million in 2004 from $477.0 million for the first nine months of 2003. Increases in student enrollment and tuition rates, as well as acquisitions, contributed to the higher net revenues. Average student enrollment increased 31.4% to 52,585 as compared to 40,015 in the prior year. The enrollment increase was accompanied by a tuition increase of approximately 7% over the prior year. Average revenue per student was slightly higher than last year, primarily due to lighter credit loads and lower prices at AEC compared to our other schools. Revenue from new acquisitions totaled $56.9 million.

Educational services expense increased by $98.1 million, or 32.3%, to $401.4 million in 2004 from $303.3 million in 2003, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, cost of sales, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 60 basis points from 63.6% in fiscal 2003 to 63.0% in 2004. This decrease is attributable primarily to leverage on our facilities and staff personnel expense.

General and administrative expense was $123.3 million in 2004, an increase of 32.1% from $93.3 million in 2003. The increase over the comparable period in the prior year primarily reflects increases in costs related to newly-acquired entities as well as increases in marketing and admissions expenses, and salaries and benefits expenses. As a percentage of net revenues, general and administrative expense decreased approximately 20 basis points to 19.4% as compared to 19.6% for the nine months ended March 31, 2003. The improvement in these expenses as a percentage of revenue primarily reflects operating leverage on marketing and admissions expenses, partially offset by increases in compensation expense for general and administrative employees.

Amortization of intangibles increased by $1.9 million to $5.2 million during the first nine months of 2004, as compared to $3.3 million in the year ago period. This increase results from amortization of intangible assets associated with the 2004 acquisitions of South, AEC, Bradley and Dubrulle, along with ongoing curriculum development at The Art Institute Online.

Income before interest and taxes (“operating income”) increased by $30.1 million to $107.2 million in 2004 from $77.1 million in 2003. The corresponding margin increased approximately 60 basis points to 16.8% for the nine month period as compared to 16.2% for the prior year.

Net interest expense was $2.1 million in 2004, as compared to $981,000 in 2003. The increase of $1.1 million or 113.3% as compared to the prior period is primarily a result of borrowings incurred to fund acquisitions. In addition to interest on the borrowings under the Credit Agreement, net interest expense includes the amortization of fees paid in connection with securing the Credit Agreement and interest expense on mortgage indebtedness at one of our schools, partially offset by interest income.

Our effective tax rate was 40.9% for 2004, as compared to 38.0% recorded in the comparable nine months of the prior year. The effective tax rate for fiscal 2003 was 38.5%. The increase in the rate as compared to the prior year reflects the distribution of taxable income to states with higher tax rates as well as an increase in the valuation allowance related to tax assets created by Canadian tax losses. The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes. We expect the effective tax rate for fiscal 2004 to be approximately 41%.

Net income increased by $14.9 million to $62.1 million in 2004 from $47.2 million in 2003. The increase is attributable to improved results from operations, partially offset by increased amortization of intangibles expense, and a higher tax provision in 2004.

We expect that the acquisitions made in 2004 to generate continued growth in consolidated revenue and operating income for 2004. In subsequent years, we expect these entities to have revenue growth consistent with our historical trends and to offer the potential for us to improve operating margins at a somewhat greater rate than the historical average over the past several years.

Seasonality and Other Factors Affecting Quarterly Results

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. We experience a seasonal increase in new enrollments in the fall (fiscal year second quarter), which is traditionally when the largest number of new students begin postsecondary education. Some students choose not to attend classes during summer months, although our schools encourage year-round attendance. As a result, total student enrollments at our schools are highest in the fall quarter and lowest in the summer months (fiscal year first quarter). Our costs and expenses, however, do not fluctuate as significantly as revenues on a quarterly basis.

Historically, our profitability has been lowest in its fiscal first quarter due to lower revenues combined with expenses incurred in preparation for the peak enrollments in the fall quarter. We anticipate that this seasonal pattern in revenues and earnings will continue in the future.

Liquidity and Funds of Capital Resources

At March 31, 2004, our unrestricted cash balance was $44.1 million, a decrease of $44.8 million from $89.0 million at June 30, 2003 and a decrease of $52.5 million as compared to March 31, 2003. The decrease from June 30, 2003 is primarily a result of cash paid for acquisitions during 2004 of $157.8 million, net of $6.9 million cash acquired and $35 million of cash used to reduce debt. This decrease was partially offset by cash flow from operations during the nine months ended March 31, 2004.

We generated cash flow from operating activities of $203.9 million for the nine months ended March 31, 2004, an increase of $90.2 million as compared to the comparable period for fiscal 2003. A large portion of this increase in cash flow from operations is due to the timing of receipt in July of financial aid for the Art Institutes’ summer term for the 2004 fiscal year financial aid of approximately $31 million. For the prior year, such aid was received in June for the summer quarter. In addition, financial aid for the Spring (April) academic periods received in March increased by $21 million compared to the prior year. Improved operating results, which reflect the acquisitions of South and AEC, and a decrease in working capital also contributed to the cash flow increase.

We had a working capital deficit of $104.3 million at March 31, 2004, as compared to working capital of $20.8 million at June 30, 2003 and a deficit of $0.2 million at March 31, 2003. This decrease in working capital was primarily a result of the decrease in cash and cash equivalents, due to cash paid for acquisitions, and capital expenditures partially funded through revolver borrowings, accompanied by higher deferred tuition and advanced payments. Net receivables increased $9.5 million and $14.4 million from June 30, 2003 and March 31, 2003, respectively. The increase in net receivables relates primarily to recent acquisitions, higher student enrollment at existing schools and the corresponding revenue increases. The days sales outstanding in accounts receivable (DSO) increased approximately 1.1 days to 19.2 days at March 31, 2004 as compared to last year. DSO decreased approximately 3.0 days compared to June 30, 2003.

We and our lenders amended and restated the Credit Agreement, effective August 18, 2003, to increase allowable borrowings from $150 million to $250 million. The Credit Agreement, which now expires August 18, 2008, contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. At March 31, 2004, we had no borrowings under this facility and were in compliance with all covenants under the Credit Agreement.

Borrowings under the Credit Agreement are available to us to finance acquisitions and fund seasonal working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic quarter. Collection of these receivables is heaviest at the start of each academic quarter. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter. For most of our Art Institute schools, the academic and financial quarters coincide.

We anticipate total capital spending for fiscal 2004 will be approximately $88.8 million, as compared to $76.9 million in the prior year. The 2004 expenditures relate to the investment in schools acquired or started during the previous several years and schools to be added in 2004, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology.

We believe that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the term of the Credit Agreement.

The following table describes our commitments under various contracts and agreements at March 31, 2004 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2004 (remainder)	2005-2006	2007-2008	2009- Thereafter
Line of credit borrowings (1)	$—	$—	$—	$—	$—
Standby letters of credit (2)	3,882	—	—	—	—
Mortgage obligation	3,442	20	3,422	—	—
Note payable	11,000	—	11,000	—	—
Operating leases	487,662	18,127	125,869	108,665	235,001
Other	40	40	—	—	—

Total commitments	$506,026	$18,187	$140,291	$108,665	$235,001

(1)    Under the terms of our Amended and Restated Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.

(2)    We do not anticipate these letters of credit will be drawn on.

We lease the majority of our facilities. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities.

We are a defendant in certain legal proceedings arising out of the conduct of our businesses. In the opinion of our management, based upon its investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

On November 11, 2003, the Accreditation Committee of the Section on Legal Education and Admission to the Bar of the American Bar Association (“ABA”) orally notified Western State University College of Law (“WSU”) that it would not recommend to the ABA’s Council of the Section on Legal Education and Admission to the Bar (the “Council”) that WSU receive full approval and would not recommend that WSU’s provisional approval be extended. (WSU is currently provisionally approved by the ABA, but its period of provisional approval is scheduled to expire in 2004 unless the ABA elects to extend the period.) By letter of December 11, 2003, the Council notified WSU that the Council had adopted a motion to withdraw provisional approval and that the matter would be submitted to the ABA House of Delegates at its meeting in February 2004. On January 16, 2004, WSU and two WSU students filed a lawsuit against the ABA in the United States District Court for the Central District of California seeking a preliminary injunction preventing the ABA from reviewing the Council’s decision to withdraw provisional approval at the February meeting of the House of Delegates. On February 6, 2004, the court issued an order preliminarily enjoining the ABA from implementing any final decision to withdraw WSU’s provisional approval. On February 8, 2004, the Council withdrew its request that the House of Delegates ratify its action to remove the provisional approval of WSU. By letter dated February 11, 2004, the Council notified WSU that it had voted to reconsider its December 11, 2003 Motion to Withdraw WSU’s provisional approval at a special meeting on March 28, 2004. By letter dated March 31, 2004, the Council notified WSU that the Council had again adopted a motion to withdraw provisional approval, and that the matter would be submitted to the ABA House of Delegates at its meeting of August 9-10, 2004. If the ABA House of Delegates does withdraw provisional approval, WSU plans to reapply. Due to a prior agreement with the ABA, the ABA has waived the customary nine month waiting period. We believe that WSU meets the ABA’s standards for approval, and WSU has therefore filed an appeal of the Council’s motion with the House of Delegates. If the House of Delegates should ratify the Council’s motion rather than ask the Council to reconsider, this action could have a material adverse effect on enrollment at WSU. However, WSU would continue to be eligible to participate in federal financial aid programs, as it is separately accredited by the Commission on Colleges of the Western Association of Schools and Colleges. We have concluded that the despite the items described above, the accreditation matter involving WSU is not expected to lead to a circumstance where the carrying amount of the assets related to WSU may not be recoverable. The lawsuit filed by WSU and its two students is still pending.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business that include foreign currency exchange rates. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. We are subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. We do not believe it is subject to material risks from reasonably possible near-term change in exchange rates.

ITEM 4 – CONTROLS AND PROCEDURES

(a) We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (the “SEC”) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. Our management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures at March 31, 2004. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

(b) There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls during the quarterly period ended March 31, 2004.

PART II

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(15.1)	Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

(32.1)	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

During the last fiscal quarter of the period covered by this Form 10-Q, we filed a current report on Form 8-K under item 12 dated April 27, 2004 relating to our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION
(Registrant)

Date: May 17, 2004

/s/ JOHN R. MCKERNAN, JR.
John R. McKernan, Jr.
Vice Chairman and Chief Executive Officer

/s/ ROBERT T. MCDOWELL
Robert T. McDowell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(15.1)	Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

(32.1)	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.