Form 10-K
period 2004-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2004-09-13
CIK 880059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004	Commission File Number: 000-21363

EDUCATION MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1119571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA	15222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (412) 562-0900

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.01 par value

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $1,941,538,746. The number of shares of Common Stock outstanding on August 31, 2004 was 73,653,909 shares.

Documents incorporated by reference: Portions of the definitive Proxy Statement of the registrant for the annual meeting of shareholders to be held on November 23, 2004 (“Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended June 30, 2004, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Items 306 or 402(a)(8) of Regulation S-K.

PART I

Forward-Looking Statements: This Annual Report on Form 10-K contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We have tried to use terms such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” and similar expressions to identify these forward-looking statements. These statements, which are based on information currently available to us, are not guarantees of future performance and may involve risks and uncertainties, including those factors described at the end of the response to Item 7 under the heading “Risks Related to Our Business”, that could cause our actual growth, results of operations, performance and business prospects, and opportunities to materially differ from those expressed in, or implied by, these statements. We expressly disclaim any obligation or understanding to release publicly any updates or revisions to any forward-looking statement included in this Annual Report. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed in response to Item 8 of this Annual Report.

ITEM 1—BUSINESS

Business Overview

We are among the largest providers of private post-secondary education in North America, based on student enrollment and revenue, and have provided career-oriented education for over 40 years. We deliver education to our students through traditional classroom settings as well as through online instruction. As of June 30, 2004, we had 67 primary campus locations in 24 states and two Canadian provinces. Our total student enrollment as of the fall of 2003 was approximately 59,000 students. We were organized as a Pennsylvania corporation in 1962 and completed our initial public offering in 1996.

Our educational systems offer a broad range of academic programs concentrated in the media arts, design, fashion, culinary arts, behavioral sciences, health sciences, education, information technology, legal studies and business fields, culminating in the award of associate’s through doctoral degrees. We primarily offer academic programs through the following educational institutions:

•	The Art Institutes. The Art Institutes offer programs in the media arts, design, fashion and culinary arts. As of June 30, 2004, The Art Institutes consisted of 31 schools in cities throughout North America. In addition to our physical campuses, The Art Institute Online offers a broad suite of bachelor’s, associate’s and diploma degree programs in the creative fields. Art Institute programs are designed to provide the knowledge and skills necessary for employment in various fields, including graphic design, media arts and animation, multimedia and web design, game art and design, animation, video and digital media production, interior design, industrial design, culinary arts, photography and fashion. These programs typically are completed in 18 to 48 months and culminate in a bachelor’s or associate’s degree. In the summer quarter beginning July 2004, 24 Art Institutes offered bachelor’s degree programs, and we expect to continue to introduce bachelor’s degree programs in states that permit proprietary post-secondary institutions to offer these programs.

•	Argosy University. Argosy University offers doctoral and master’s programs in clinical psychology, counseling and education. Argosy also offers doctoral, master’s and bachelor’s degree programs in business administration, bachelor’s degrees in psychology and associate’s degree programs in various health sciences fields. As of June 30, 2004, there were 13 Argosy University campuses and six extension sites in ten states.

We also acquired Western State University College of Law in California and Argosy Professional Services in connection with our acquisition of Argosy University. Argosy Professional Services provides courses and materials for post-graduate licensure examinations in human services fields and provides continuing education courses for K-12 educators.

•	South University. South University offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. As of June 30, 2004 there were four South University campuses in four states in the southeastern United States. In July 2004, South University introduced fully online bachelor’s degree level programs in business administration and information technology. We acquired all the issued and outstanding shares of common stock of South University in July 2003 for approximately $51 million.

•	American Education Centers. American Education Centers (“AEC”) offers bachelor’s and associate’s degree programs in health sciences, business, information technology, legal studies and design technologies. As of June 30, 2004, there were 18 AEC education institutions in eight states primarily in the Midwest. We acquired all the issued and outstanding shares of common stock of AEC in September 2003 for approximately $103.5 million in cash, $11.0 million in notes which were paid in September 2004 and the assumption of $3.5 million in debt.

Prior to fiscal 2004, The Art Institutes and Argosy University were managed as separate operating segments. During the first quarter of fiscal 2004 we shifted from an educational system approach to a centralized corporate structure utilizing divisions which have been aggregated into one operating segment. We currently have three distinct operating divisions organized by geographic location within North America: The Eastern Division; Central Division; and Western Division.

Operating Strategy

We have managed our growth and improved our operating results through the successful implementation of our operating strategy. Key elements of our operating strategy include the following components:

Emphasize Graduate Outcomes and Student Career Advancement.    Our primary mission is to promote student success by providing students with the education necessary to begin or advance in their chosen career. Accordingly, we have developed a wide variety of programs designed to meet employers’ current and anticipated needs. Additionally, we focus on marketing to a broad range of potential students, admitting students who possess the relevant interests, having many faculty members with both practical experience in their fields as well as the required academic credentials, providing students with appropriate facilities, classroom technology and equipment, and offering students various career services. To ensure academic programs meet the needs of employers, over 1,200 industry professionals and employers sit on curricula advisory teams. We maintain dedicated career services personnel at our schools who provide significant assistance to our students seeking jobs, including contacting and recruiting potential employers, establishing internship programs, helping students prepare for interviews and helping students prepare resumes. We also evaluate the placement of our students from each of our programs to assist us in determining how to allocate our resources in the future. Our focus on student outcomes also helps us to maintain a strong student retention rate and manage our cohort loan default rates.

Develop New School Locations.    During fiscal 2004 we opened two new start-up campuses. We expect to open approximately five new start-up campuses during fiscal 2005. Our new start-up campuses are typically opened as branch campuses of an existing main campus location. Prior to opening a new campus, we perform a detailed analysis of the geographic areas, including the attractiveness of a metropolitan statistical area based on population size and growth, the percentage of the total population likely to pursue education in a particular program area and the level of competition from other post-secondary educational institutions. In addition, opening new campuses allows us to effectively leverage our existing infrastructure and our curricula from our other schools.

While historically we have grown our student base primarily by the expansion of existing schools and programs, we have also grown through the acquisition of educational systems and schools. During fiscal 2004 we acquired AEC and South University, along with two other smaller schools. We will continue to analyze and evaluate potential acquisition candidates and, where appropriate, engage in discussions which may lead to acquisitions of additional schools. When evaluating potential acquisitions, we consider a school’s potential for future growth, past regulatory compliance, demographic trends, our projected internal rate of return and return on invested capital, compatibility with our existing programs, level of competition, availability and quality of existing faculty, among other factors.

Use of Shared Services Locations.    During fiscal 2004 we started combining the facilities and administrative functions of some of our schools which are located in the same geographic regions. We refer to these schools as “shared services locations”. The administrative services which are combined for two schools located within a single facility typically include career services, facilities management, finance, human resources, marketing and admissions, public relations, registration, student affairs, student financial services, student accounting and information technology. While these non-academic services are shared by the separate schools, shared services locations also strive to maintain a separate identity for each school within the facility by maintaining separate signage for each school along with separate faculty areas. Additionally, primary classroom space is designated for each educational institution. We anticipate establishing ten shared services locations during fiscal 2005.

Create New and Revise Existing Academic Programs.    We continually strive to identify emerging industry trends in order to understand the evolving educational needs of our students and the employment market. When we identify a need that we do not believe is being addressed by the market or our schools, we develop and introduce a new program designed to address the new market opportunity. Additionally, we evaluate our existing program offerings and revise existing courses to meet changing market needs.

Rollout Existing Programs to New Schools.    Our broad base of 67 schools enables us to leverage programs that have been successful at one school to other schools within our system. During fiscal 2004, we successfully rolled out 105 existing educational programs to new schools and we anticipate rolling out more than 100 existing educational programs to new schools during fiscal 2005. The introduction of existing programs at additional campuses allows us to minimize costs associated with the development of new academic programs and quickly capitalize on identified market needs.

Expand the Number of Online Students.    Online learning, which provides students with flexibility to take courses at times most convenient to them, is a fast growing method of program delivery for many working adults. We continue to invest in our rapidly growing online course delivery models. Currently, The Art Institute Online offers a broad suite of programs in the creative fields and South University offers bachelor’s degree programs in business administration and information technology. During the summer term of 2004, 1,940 students took all of their courses online compared to 888 students during the summer term of 2003. During fiscal 2005 we plan to continue to roll out new programs at The Art Institutes and South University to satisfy the needs of students taking all their courses online.

In addition to our programs for fully online students, we also offer blended programs that permit students to take some of their courses online. For example, approximately 25% of students at Argosy University take at least one of their courses online while working towards their degree. Blended programs provide flexibility for students while also permitting our schools to more effectively leverage their facilities. We plan to continue to develop new online courses for our existing schools during fiscal 2005.

Student Recruitment and Marketing

The general reputation of our schools and referrals from current students, alumni and employers are the largest sources of new students. We also use marketing tools such as the Internet, radio, local newspaper, television and print media advertising, telephone campaigns, and direct mail campaigns. In addition, we employ approximately 135 representatives who make presentations at high schools to promote The Art Institutes. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2004, representatives conducted over 18,000 high school visits and attended approximately 2,500 career events. We estimate that in fiscal 2004 our students at The Art Institutes and South University decided to attend our schools based on the following percentages:

Referrals from other students and graduates	30%
Internet advertising and our websites	29%
High school recruitment programs	16%
Broadcast advertising	13%
Print media	4%
Direct mail campaigns	2%
Other recruiting efforts	6%

In fiscal 2004, our marketing efforts generated inquiries from approximately 740,000 qualified prospective students. Our inquiry-to-application conversion ratio for these students increased from 8.4% in fiscal 2003 to 9.5% in fiscal 2004, and the applicant-to-new-student ratio for our students decreased from 59.3% for fiscal 2003 to 56.8% for fiscal 2004. If our AEC and South University schools were not included in these percentages, our inquiry-to-application conversion ratio for students would have increased from 8.4% in fiscal 2003 to 8.6% in fiscal 2004, and the applicant-to-new-student ratio for our students would have decreased from 59.3% for fiscal 2003 to 57.4% for fiscal 2004.

Our internal advertising agency creates publications, television and radio commercials, videos and other promotional materials for our schools. The agency is also responsible for inquiry generation, media planning and placement, online marketing, website development and branding.

Student Admissions and Retention

The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study and successfully complete their programs. In evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest, and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction, and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Our graduate and doctoral programs require an undergraduate degree. Most of our schools interview prospective students to assess their qualifications, their interest in the programs offered by the school and their commitment to their education. In addition, the curricula, student services, education costs, available financial resources and student housing options, if applicable, are reviewed during interviews.

Due to our broad program offerings, our students come from a wide variety of backgrounds. The average age for new students at each of our schools during fiscal 2004 was as follows:

•	The Art Institutes—Average age of 23

•	Argosy—Average age of 35

•	AEC—Average age of 29

•	South University—Average age of 27

Overall, the average age of a new student at all of our schools during fiscal 2004 was 25 years old.

Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce the risk of student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students was approximately 70.2% in fiscal 2003 and approximately 68.0% in fiscal 2004. The decrease in the persistence rate from fiscal 2003 to fiscal 2004 was primarily due to the acquisitions of AEC and South University during fiscal 2004 which historically have experienced lower persistence rates than The Art Institutes and Argosy University. If AEC and South University were not included in the fiscal 2004 percentage, the persistence rate for fiscal 2004 would have been approximately 70.2%.

Education Programs

We believe that curriculum is a critical component of our operations because students choose, and employers recruit from, career-oriented schools based on the type and quality of education provided. The curriculum development efforts of our schools are a product of their operating partnership with students and the business and industrial communities.

The relationship of each of our schools with potential employers for our students plays a significant role in the development and adaptation of school curriculum. Most of our schools have one or more program advisory boards composed of members of the local and regional communities. These boards provide valuable input to the school’s education department, which allows the school to keep programs current and provide students with the training and skills that employers seek.

Our wide range of academic programs culminate in the awarding of diploma certificates through doctoral degrees. In the fall of 2003, the enrollment by degree for all our schools was as follows:

•	Associate’s degrees—40%

•	Bachelor’s degrees—39%

•	Doctoral degrees—9%

•	Diploma/certificates—8%

•	Masters—4%

The type of degrees and programs we offer vary by each of our schools. The following summarizes the programs offered at each of our educational systems. Not all programs are offered at each school location within an educational system.

The Art Institutes.    The Art Institutes offer the following degree programs. For internal purposes, we classify the degree programs at The Art Institutes according to four “schools” or areas of study.

The School of Design	The School of Media Arts
Associate’s Degree Programs	Associate’s Degree Programs
Graphic Design	Animation Art & Design
Industrial Design Technology	Audio Production
Interior Design	Broadcasting
Interactive Media Design
Bachelor’s Degree Programs	Photography
Advertising	Video Production
Graphic Design
Illustration	Bachelor’s Degree Programs
Industrial Design	Audio Production
Interior Design	Digital Media Production
Painting	Film
Visual Communications	Game Art & Design
Yacht & Marine Design	Interactive Media Design
Media Arts & Animation
Master’s Degree Program	Photography
Graphic Design	Simulation & Virtual Environments
Painting	Visual Effects & Motion Graphics
Visual & Game Programming
The School of Fashion
Associate’s Degree Programs	Master’s Degree Programs
Accessory Design	Computer Animation
Apparel Design	Film
Fashion Design
Fashion Marketing	The School of Culinary Arts
Visual Merchandising	Associate’s Degree Programs
Culinary Arts
Bachelor’s Degree Programs	Restaurant & Catering Management
Apparel Design
Fashion Design	Bachelor’s Degree Program
Fashion Marketing & Management	Culinary Management

Argosy University.    The following degree programs are offered by Argosy University, organized by discipline.

Psychology and Behavioral Sciences	Business

Doctor of Psychology	Doctor of Business Administration
Clinical Psychology	Accounting
Information Systems
Doctor of Education	International Business
Counseling Psychology	Leadership
Organizational Leadership	Management
Pastoral Community Counseling	Marketing

Master of Arts	Master of Business Administration
Clinical Psychology
Clinical Psychology/Marriage and Family Therapy	Bachelor of Science
Counseling Psychology	Business Administration
Counseling Psychology/Marriage and Family Therapy	e-Business
Forensic Psychology	Organizational Management
Guidance Counseling
Marriage and Family Therapy	Health Sciences
Mental Health Counseling
Professional Counseling	Associate of Applied Science
Sport-Exercise Psychology	Diagnostic Medical Sonography
Histotechnology
Education Specialist Degree	Medical Assisting
School Counseling	Veterinary Technology
Radiologic Technology
Bachelor of Arts
Psychology	Associate of Science
Dental Hygiene
Law	Medical Laboratory Technician
Radiation Therapy
Juris Doctor

Education

Doctor of Education, Education Specialist, Master of Arts in Education
Curriculum & Instruction
Educational Leadership

AEC.    American Education Centers offer the following primary degree programs.

Health Sciences	Business
Associate of Applied Science Degree	Associate of Applied Business Degree
Medical Assistant	Accounting Technology
Occupation Therapy Assistant	Business Management
Optical Science
Physical Therapy Assistant	Information Technology
Associate of Applied Science Degree
Legal Studies	Electronics Engineering
Associate of Applied Business
Criminal Justice	Associate of Applied Business Degree
Paralegal	Computer Networking and Application
Computer Programming and Applications
Design Technologies	Computer Software Technology
Associate of Applied Science Degrees
Audio/Video Production
Computer Aided Design and Drafting

South University.    South University offers the following degree programs.

School of Pharmacy	School of Business
Doctoral Degrees	Baccalaureate Degrees
Doctor of Pharmacy (only at the Savannah campus)	Business Administration
Healthcare Management
School of Health Professions	Paralegal Studies
Master’s Degrees	Information Technology
Physician Assistant
Anesthesiologist Assistant	Certificates
Paralegal Studies
Baccalaureate Degrees
Physician Assistant
Nursing

Associate’s Degrees
Allied Health Science
Medical Assisting
Physical Therapist Assisting

Graduate Employment

We measure our success as an educator of students to a significant extent by the ability of our students to find jobs in their chosen field of employment upon graduation from our schools. Each of our schools provide career development instruction to our students in order to assist the students in developing essential job-search skills. In addition to individualized training in interviewing, networking techniques and resume-writing, most of our schools require students to take a career development course. Additionally, we provide ongoing placement resources to our students and recent graduates. Career services departments also assist current students in finding part-time employment while attending school. Students in certain of our doctoral programs spend up to a year in a paid internship in their chosen field.

Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2004, the career services departments of our schools had approximately 320 employees. We estimate that our career services departments maintain contact with over 50,000 employers nationwide.

Based on information collected by us from graduating students and employers, we believe that of the 6,453 undergraduate students who graduated from The Art Institutes during the calendar year ended December 31, 2003, 88.9% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. This excludes students who are pursuing further education, deceased, in active military service, who have medical conditions that prevent them from working, who are continuing in a career unrelated to their program of study, or who are international students no longer residing in the United States. The average salary paid to our available graduating undergraduate students from The Art Institutes for calendar year 2003 who obtained employment in their fields of study, or in related fields of study, was approximately $28,500 as compared to $27,600 for calendar year 2002.

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

Pursuant to provisions of the Higher Education Act of 1965, as amended (“HEA”), the U.S. Department of Education relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutes to participate in federal financial aid programs under Title IV of the HEA (“Title IV Programs”). The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions. All of our U.S. schools are accredited by an accrediting agency recognized by the U.S. Department of Education.

In addition to the institutional accreditations described above, three Art Institutes offer interior design programs that have programmatic accreditation by the Foundation for Interior Design Education Research (FIDER) and eight Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs.

The following table shows the location of each of our schools at June 30, 2004, the name under which it operates, the year of its establishment, the date we opened or acquired it, and the institutional accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first). No accreditation is shown for The Art Institute of Toronto as the Province of Ontario has no accreditation process for post-secondary schools.

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institutes
The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)
The Art Institute of California—Los Angeles	Los Angeles, CA	1997	1998	Accrediting Council of Independent Colleges and Schools (“ACICS”)
The Art Institute of California—Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California—Los Angeles)
The Art Institute of California—San Diego	San Diego, CA	1981	2001	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”)
The Art Institute of California—San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California—Los Angeles)

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS
The Art Institute of Colorado	Denver, CO	1952	1976	ACICS
The Art Institute of Dallas	Dallas, TX	1964	1985	SACS
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS
The Art Institute of Houston	Houston, TX	1974	1979	SACS
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT
The Art Institute of New York City	New York, NY	1980	1997	ACICS; New York State Board of Regents
The Art Institute of Ohio—Cincinnati	Cincinnati, OH	2004	2005	ACICS (as a branch of AEC Southern Ohio College in Findlay, OH)
The Art Institute Online	Pittsburgh, PA	1999	2000	Approved by ACICS to offer programs as a division of The Art Institute of Pittsburgh
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS
The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS (as a branch of The Art Institute of Colorado)
The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	ACICS; candidate with Middle States Association of Colleges & Schools of the Commission on Higher Education
The Art Institute of Portland	Portland, OR	1963	1998	Northwest Commission on Colleges and Universities (“NWCCU”)
The Art Institute of Seattle	Seattle, WA	1946	1982	NWCCU
The Art Institute of Tampa	Tampa, FL	2004	2004	SACS (as a branch of the Miami International University of Art & Design)
The Art Institute of Toronto	Toronto, Ontario	1997	2002	Not Applicable
The Art Institute of Vancouver	Vancouver, BC	1998	2003	Private Post-Secondary Education Commission of British Columbia (“PPSEC”)
The Art Institute of Vancouver—Burnaby	Burnaby, BC	1979	2003	PPSEC
The Art Institute of Vancouver—Dubrulle International Culinary Academy	Vancouver, BC	1998	2004	PPSEC

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS
Bradley Academy for the Visual Arts	York, PA	1952	2004	ACCSCT
California Design College	Los Angeles, CA	1991	2003	ACICS
The Illinois Institute of Art—Chicago	Chicago, IL	1916	1996	ACCSCT; Higher Learning Commission (HLC) of the North Central Association (Chicago location only)
The Illinois Institute of Art—Schaumburg	Schaumburg, IL	1983	1996	ACCSCT (as a branch of The Illinois Institute of Art—Chicago)
The Miami International University of Art & Design	Miami, FL	1965	2002	SACS
The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges

Argosy University				HLC (all locations)
Argosy University/Atlanta	Atlanta, GA	1990	2002
Argosy University/Chicago	Chicago, IL	1976	2002
Argosy University/Dallas	Dallas, TX	2002	2002
Argosy University/Honolulu	Honolulu, HI	1979	2002
Argosy University/Orange County	Orange, CA	1999	2002
Argosy University/Phoenix	Phoenix, AZ	1997	2002
Argosy University/San Francisco	Point Richmond, CA	1998	2002
Argosy University/Sarasota	Sarasota, FL	1969	2002
Argosy University/Schaumburg	Schaumburg, IL	1979	2002
Argosy University/Seattle	Seattle, WA	1997	2002
Argosy University/Tampa	Tampa, FL	1997	2002
Argosy University/Twin Cities	Eagan, MN	1961	2002
Argosy University/Washington D.C.	Arlington, VA	1994	2002

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; provisionally accredited by American Bar Association(1)
South University				SACS (all locations)
South University/Savannah	Savannah, GA	1899	2004
South University/Montgomery	Montgomery, AL	1997	2004
South University/West Palm Beach	West Palm Beach, FL	1974	2004
South University/Columbia	Columbia, SC	1935	2004
American Education Centers
AEC Southern Ohio College	Akron, OH	1980	2004	ACICS (as a branch of AEC Southern Ohio College in Cincinnati, OH)
AEC Southern Ohio College	Cincinnati, OH	1927	2004	ACICS
AEC Southern Ohio College	Findlay, OH	1986	2004	ACICS
AEC Southern Ohio College	Ft. Mitchell, KY	1927	2004	ACICS (as a branch of AEC Southern Ohio College in Cincinnati, OH)
AEC Southern Ohio College	North Canton, OH	1984	2004	ACICS
AEC Texas Institute	Garland, TX	2001	2004	ACICS (as a branch of AEC Southern Ohio College in Cincinnati, OH)
AEC Texas Institute	Hurst, TX	2001	2004	ACICS (as a branch of AEC Southern Ohio College in Cincinnati, OH)
Asher School of Business	Norcross, GA	1969	2004	ACICS(2)
The Brown Mackie College	Lenexa, KS	1984	2004	HLC (as a branch of The Brown Mackie College Salina)
The Brown Mackie College	Salina, KS	1892	2004	HLC
Commonwealth Business College	Merrillville, IN	1984	2004	ACICS
Commonwealth Business College	Michigan City, IN	1890	2004	ACICS (as a branch of Commonwealth Business College in Merrillville, IN)
Commonwealth Business College	Moline, IL	1985	2004	ACICS (as a branch of Commonwealth Business College in Merrillville, IN)

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
Michiana College	Fort Wayne, IN	1991	2004	ACICS (as a branch of Michiana College in South Bend, IN)
Michiana College	South Bend, IN	1882	2004	ACICS
RETS Institute of Technology	Louisville, KY	1935	2004	ACICS
RETS Institute of Technology	Pittsburgh, PA	2001	2004	ACICS (as a branch of RETS Institute of Technology in Louisville, KY)(3)
RETS Medical and Business Institute	Hopkinsville, KY	1995	2004	ACICS (as a branch of RETS Institute of Technology in Louisville, KY)

(1)	Western State University College of Law, which is instructionally accredited by Commission on Colleges of the Western Association of Schools and Colleges, reached an agreement with the American Bar Association pursuant to which WSU voluntarily relinquished ABA conditional accreditation as of August 8, 2004. In accordance with the terms of the settlement agreement, WSU filed a new application for provisional approval by the ABA on August 23, 2004. Under the terms of the settlement agreement, the ABA will perform a site inspection in the fall of 2004. Following the site visit, the inspection team will issue an inspection report which will be most likely be acted upon by the Accreditation Committee of the Section on Legal Education and Admission to the Bar in January 2005 and by the Council and the House of Delegates in February 2005.
(2)	Asher School of Business in Norcross, GA maintained accreditation as a stand-alone campus with ACICS accreditation until May 27, 2004 at which time it became a branch of The Art Institute of Charlotte, NC under ACICS accreditation.
(3)	The RETS Institute of Technology in Pittsburgh, PA discontinued accepting new enrollments, effective April 5, 2004 and the complete teach-out of all students is expected to be completed in January 2005. Upon completion of the teach-out, the school will close.

Accrediting agencies monitor each educational institution’s performance in specific areas. In the event that the information provided by a school to an accrediting agency indicates that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2004, six of our schools were required to provide such supplemental reports. Three of these schools must seek the prior approval of their accrediting agency in order to open or commence teaching at new locations. The accrediting agencies do not consider requesting that a school provide supplemental reports to be a negative action.

Student Financial Assistance

Many students at our U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under the HEA (“Title IV Programs”). Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV Programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is located, (ii) accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV Program regulations. During fiscal 2004, approximately 73% of our net revenues were indirectly derived from Title IV Programs.

As in the U.S., there are certain risks operating postsecondary institutions in Canada, including but not limited to: failure of our schools to understand or comply with extensive regulations could result in financial penalties, restrictions on our operations, or loss of external financial aid funding for our students. The provinces or national government may change the law or reduce funding for student financial aid programs, which could harm our student population and revenue. If our schools do not maintain their approvals, they may not operate or participate in federal student financial aid programs. Government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us. During fiscal 2004, approximately 1% of our net revenues were from our schools located in Canada.

Nature of Federal Support for Post-secondary Education

While the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV Programs, of which the two largest are the Federal Family Education Loan (“FFEL”) program and the Federal Pell Grant (“Pell”) program. Our U.S. schools also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the Federal Perkins Loan (“Perkins”) program, and the Federal Work-Study (“FWS”) program.

FFEL.    The FFEL program consists of two types of loans: Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $18,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. Amounts received by students in our U.S. schools under the Stafford loan program in fiscal 2004 equaled approximately 47% of our net revenues. PLUS loans may be obtained by the parent(s) of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled. Amounts received by parents of students in our U.S. schools under the PLUS loan program in fiscal 2004 equaled approximately 15% of our net revenues.

Pell.    Pell grants are the primary component of the Title IV Programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 2004, Pell grants ranged up to $4,050 per year, depending on student need and other factors. Amounts received by students enrolled in our U.S. schools in fiscal 2004 under the Pell program represented approximately 9% of our net revenues.

FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants at our schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. Amounts received by students in our U.S. schools under the FSEOG program in fiscal 2004 represented approximately 1% of our net revenues.

Perkins.    Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000. Eligible graduate students may borrow up to $6,000 in Perkins loans each academic year, with an aggregate maximum of $40,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2004, we collected approximately $5.9 million from our former students. In fiscal 2004, our required matching contributions were approximately $0.3 million. The Perkins loans disbursed to students in our U.S. schools in fiscal 2004 represented less than 1% of our net revenues.

Federal Work-Study.    Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school’s Federal Work-Study program allocation paid to students performing community service work. One of our schools owned longer than one year and most of the schools we acquired during fiscal 2004 did not meet this requirement in fiscal 2004. To our knowledge, there have not been any penalties assessed to schools who have not met this requirement, but we cannot be assured that a penalty will not be assessed in the future. In fiscal 2004, Federal Work-Study funds represented less than 1% of our net revenues.

Legislative Action.    Political and budgetary concerns can significantly affect the Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The next reauthorization of the HEA is expected to take place in 2005 or 2006. In addition, the U.S. Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV Programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. Since a significant percentage of our revenue is derived from Title IV Programs, any action by the U.S. Congress that significantly reduced Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs would have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV Program requirements.

Other Financial Assistance Sources

Students at several of our U.S. schools participate in state grant programs. In fiscal 2004, approximately 3% of our net revenues were indirectly derived from state grant programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 2004, financial assistance from such federal programs equaled less than our 1% of net revenues. Our schools also provide institutional scholarships to qualified students. In fiscal 2004, institutional scholarships had a value equal to approximately 2% of our net revenues.

We have also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans. The primary objective of these loan programs is to lower the monthly payments required of students. Such loans are without recourse to us or our schools. In fiscal 2004, alternative loans represented approximately 11% of our net revenues.

Availability of Lenders

During fiscal 2004, eight lending institutions provided over 94% of all federally guaranteed loans to students attending our U.S. schools. While we believe that other lenders or the Federal Direct Loan program would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

Three student loan guaranty agencies currently guarantee at least 90% of all federally guaranteed student loans made to students enrolled at our U.S. schools. We believe that other guaranty agencies would be willing to guarantee loans to our students if any of the four current agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, although there can be no assurances in this regard.

Federal Oversight of Title IV Programs.    Our U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U. S. Department of Education, its Office of Inspector General, and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm. If the U. S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV Program funds or violated a provision of the HEA or its implementing regulations, the affected institution may be required to repay such funds to the U.S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine. Although we endeavor to comply with the HEA and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the U. S. Department of Education or in all court cases.

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

Violations or alleged violations of Title IV Program requirements also could subject us to other civil and criminal sanctions, including a proceeding to impose a fine, place restrictions on an institution’s participation in Title IV Programs or terminate its eligibility to participate in Title IV Programs. Potential restrictions may include a suspension of an institution’s ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution’s participation in Title IV programs, either by limiting the number or percentage of students enrolled who may participate in Title IV Programs or by limiting the percentage of an institution’s total receipts derived from Title IV Programs. The U. S. Department of Education also may initiate an emergency action to temporarily suspend an institution’s participation in Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. We are not aware of any reason that any of the agencies that accredit our institutions would not be approved as a result of such review. In any event, if an accreditation agency is not approved by the U.S. Department of Education, the institutions that are affected are given time to apply for accreditation from a different agency.

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

None of our schools has had an FFEL cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. For federal fiscal year 2001, the most recent year for which such rates have been published, the average FFEL cohort default rate for borrowers at all proprietary institutions was 9.0%. For that year, the combined FFEL cohort default rate for all borrowers at our schools was 6.7%, and our individual schools’ rates ranged from 1.6% to 22.9%. For federal fiscal year 2002, the combined FFEL cohort default rate for borrowers at our schools was 6.2%, and our individual schools’ rates ranged from 2.0% to 18.8%.

If an institution’s FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Provisional certification does not by itself limit an institution’s access to Title IV Program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV Program requirements.

To our knowledge, the U.S. Department of Education reviews an institution’s compliance with the cohort default rate thresholds described in the previous paragraph only when that institution is otherwise subject to a U.S. Department of Education renewal of certification review. As of June 30, 2004, seven of our schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 2003, the most recent year for which such rates have been calculated. In aggregate, funds from the Perkins program equaled less than 2% of these schools’ net revenues in fiscal 2004. None of these schools has been placed on provisional certification solely for this reason. None of our Perkins cohort default rates exceeded 50% during the federal award year ending June 30, 2004.

Each of our schools whose students participate in the FFEL program and/or the Perkins program maintains a student loan default management plan if their default rates equal or exceed five percent. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies. Argosy’s historical default rates have been quite low, and therefore Argosy has engaged in significantly fewer default management activities.

Regulatory Oversight.    The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV Programs. Generally such reviews occur every six years. A denial of renewal of certification precludes a school from continuing to participate in Title IV Programs. All our schools that submitted renewal of certification applications during fiscal 2004 either received renewed certification or have not yet heard back from the U.S. Department of Education. During fiscal 2005, four schools are scheduled to apply for recertification.

As of June 30, 2004, twenty-six of our schools were provisionally certified by the U.S. Department of Education due to our recent acquisition of these schools. A letter of credit was required to be posted during the change of ownership of California Design College.

Financial Responsibility Standards.    All institutions participating in Title IV Programs must satisfy certain standards of financial responsibility. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process, and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 2004, we believes that, on an individual institution basis, each of our schools then participating in Title IV Programs satisfied the financial responsibility standards. For purposes of financial responsibility standards, the main campus and each of its branches and other locations are consolidated.

Return of Title IV Funds.    Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. We have posted letters of credit for twenty-eight of our schools because independent audits indicated that they had been late in the payment of 5% or more of their refunds during at least one of their two most recent fiscal years. Of these schools for which we posted letters of credit, twenty-four were schools we acquired in the last fiscal year. We have instituted practices and procedures to expedite refunds of FFEL program funds, including payment of refunds by electronic fund transfers.

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

Restrictions on Operating Additional Schools.    The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV Programs may establish an additional location and apply to participate in Title IV Programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change in control (as defined under the HEA) must be reviewed and recertified for participation in Title IV Programs under its new ownership. A school’s change of ownership application can be reviewed prior to the change of ownership. If the Department finds the application to be materially complete, the Department may generate a Temporary Program Participation Agreement allowing the school’s students to continue to receive federal funding, subject to the Department’s continued review of the transaction and certain other conditions. Subsequent to the Department’s review of the complete application filed as a result of the transaction, the Department will either deny recertification to the school under the new ownership or recertify the school on a provisional basis. During the time a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV Program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV Program funds. Our expansion plans are based, in part, on our ability to add additional locations and acquire schools that can be recertified.

The “90/10 Rule.”    Under a provision of the HEA commonly referred to as the “90/10 Rule,” institution will cease to be eligible to participate in Title IV Programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV Programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV Programs and is unable to apply to regain eligibility until the following fiscal year. For our schools that disbursed federal financial aid during fiscal 2004, the percentage of revenues derived from Title IV Programs ranged from approximately 40.8% to 86.2%, with a weighted average of approximately 68.2%.

Restrictions on Payment of Bonuses, Commissions or Other Incentives.    An institution participating in the Title IV Programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. Effective July 2003, the U.S. Department Of Education published new regulations to attempt to clarify this so-called “incentive compensation” law. The new regulations identify twelve compensation arrangements that the U.S. Department Of Education has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The new regulations do not establish clear criteria for compliance in all circumstances, and the department has announced that it will no longer review and approve individual schools’ compensation plans. Although we can not provide any assurances that the U.S. Department of Education will not find deficiencies in our compensation plans, we believe that our current compensation plans are in compliance with the HEA and the new regulations promulgated by the Department of Education.

State Authorization and Accreditation Agencies

Each of our U.S. schools is authorized to offer education programs and grant degrees or diplomas by the state in which such school is located. The level of regulatory oversight varies substantially from state to state. In some states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education.

Each of our U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U. S. Department of Education.

If a school does not meet its accreditation or state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure or accreditation makes a school ineligible to participate in Title IV Programs.

Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our schools also have requirements that may, in certain instances, limit our ability to open a new school, acquire an existing school, establish an additional location of an existing school, or add new educational programs.

Canadian Regulation and Financial Aid

Our Canadian schools are subject to regulation in the provinces in which they operate and in the provinces in which they recruit students. Depending on their province of residence, our Canadian students may receive loans under the Canada Student Loans Program and/or provincial funding from their province of residence. Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. We believe our Canadian schools currently hold all necessary registrations, approvals, and permits and meet all eligibility requirements to administer these governmental financial aid programs. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

The British Columbia government, through its Ministry of Advanced Education, regulates private career colleges through an arms length accreditation and registration body called the Private Post Secondary Education Commission of British Columbia (“PPSEC”) and provides financial assistance to eligible students through the British Columbia Student Assistance Program (“BCSAP”). In Ontario, the government regulates private career colleges through the Ministry of Training Colleges and Universities and provides student assistance through the Ontario Student Assistance Program (“OSAP”). In both provinces, the student aid programs are substantially the same and include two main components, the Canada Student Loans Program integrated into the OSAP or the BCSAP. In order to maintain the right to administer student assistance, our schools must abide by the rules, regulations, and administrative manuals and Memorandum of Agreements with the Canada Student Loan Program and the respective OSAP/BCSAP Student Loans Plans. In order to attain eligibility, an institution has to establish that it has been in operation for at least two years with at least 15 students enrolled in each year, provide audited financial statements for each year of operation, and in the case of British Columbia schools, be accredited by PPSEC.

A school may submit applications for loans only to students enrolled in educational programs that have been approved by the provincial government authority filed with BCSAP or OSAP as the case may be. To be eligible, among other things, a program must be registered with the responsible provincial authority, be of a minimum length, and must lead to a diploma or certificate.

Ontario has the additional requirement that private career colleges are also required to derive no more than 90% of their cash basis revenue from OSAP. Failure to satisfy this 90/10 requirement results in the revocation of an institution’s designation until it submits a viable revenue/enrollment plan.

Institutions cannot automatically acquire student aid designation through the acquisition of other student aid eligible institutions. In the event of a change of ownership, including a change in controlling interest, the respective ministries as well OSAP or BCSAP, as applicable, require evidence of the institution’s continued capacity and a formal undertaking to comply with registration and student aid eligibility requirements. Given that the provincial governments and PPSEC (in the case of British Columbia) periodically revises their respective regulations and other requirements and change their respective interpretations of existing laws and regulations, we cannot assure you that the provincial governments and/or PPSEC will agree with our interpretation of each requirement.

Canadian schools are required to audit their administration of student aid programs annually or as otherwise directed by OSAP or BCSAP, as the case may be. We believe we have complied with these requirements.

Default Rates.    Similar to the U.S. Department of Education, the Ontario Ministry calculates student loan default rates for each school and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Additionally, schools are required to share a cost of student defaults. To our knowledge, no school has been assessed a penalty due to student default rates. In the award years of 2001-2002 through 2004-2005, this cost sharing applied or will apply to institutions with a default rate during the respective award year equal to or greater than 25.0%. The first report of default rates relating to our Ontario locations is not expected until August of 2005.

The Ontario Ministry anticipates implementing a default management plan designed to reduce the overall default rate for Ontario postsecondary institutions to 10.0%. Institutions with default rates in excess of 10.0% will potentially be responsible for sharing the cost of defaults if the institution does not reduce student default rates.

The Ontario Government Efficiency Act of 2002, which became effective on November 26, 2002, clarified that Memorandum of Agreements between the Ministry and a school may impose performance or other requirements on a private career college that must be met in order for students of the institution to be eligible to apply for awards, grants, or student loans. These requirements may include, among other things, a performance bond and a loan default sharing arrangement. If one of our schools ceases to meet any condition of any such agreement, the Ontario Ministry may withdraw the school’s OSAP eligibility.

The British Columbia government has completed consultations with the private career college industry and other interested parties with respect to establishing new guideline for the tracking and reporting of student loan default rates. The British Columbia government and BCSAP have not come to a final decision on implementing a new student loan default tracking or compliance system.

Other Significant Requirements.    In Ontario, schools must achieve overall graduation and graduate employment rates of not less than 33.0% below the average graduation and graduate employment rates for public colleges in at least one out of every two years. The most recent published OSAP report on graduation and employment rates affirmed our compliance with this requirement. There can be no assurances that we will continue to meet this requirement in the future.

While our schools in British Columbia also must report on these rates, no minimum thresholds have been established.

Employees

As of June 30, 2004, we employed approximately 5,500 full time and approximately 1,900 part-time employees, of whom approximately 1,700 were full-time faculty members and approximately 1,650 were part-time faculty members.

Competition

The post-secondary education market is highly fragmented and competitive. Our undergraduate programs compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools; our graduate programs also compete with other post-graduate institutions. Many public and private colleges and universities offer programs similar to those we offer. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices. However, tuition at private non-profit institutions is, on average, higher than that at our institutions.

Seasonality in Results of Operations

We have experienced seasonality in our results of operations primarily due to the pattern of student enrollment. Historically, our lowest quarterly revenues and income have been in the first quarter (July to September) of our fiscal year due to fewer students being enrolled during the summer months and the expenses incurred in preparation for the peak enrollment in the fall quarter (October to December). We expect that this seasonal trend will continue.

Availability of Reports

We make available financial information, news releases and other information on our Web site at www.edmc.com. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. There is a direct link from the Web site to our Securities and Exchange Commission filings, where our annual report on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission. Stockholders may also contact Investor Relations at 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222 or call 412-995-7684 to obtain a hard copy of these reports without charge.

ITEM 2—PROPERTIES

Our corporate headquarters are located in Pittsburgh, Pennsylvania. As of June 30, 2004, our schools were located in major metropolitan areas in 24 states and two Canadian provinces. Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy, AEC and South schools are smaller and typically located in office or commercial buildings.

We currently lease the majority of our facilities. We own a student housing facility in Fort Lauderdale, Florida; buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by AEC in Salina and Lenexa, Kansas and Akron, Ohio. As of June 30, 2004, we owned approximately 0.7 million square feet and leased approximately 2.6 million square feet. The leases have remaining terms ranging from less than one year to 18 years. We have secured alternative space for those lease agreements that are nearing expiration.

ITEM 3—LEGAL PROCEEDINGS

We are a defendant in certain legal proceedings arising out of the conduct of our business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market System under the symbol “EDMC.” As of August 31, 2004, there were 73,354,654 shares of Common Stock outstanding held by approximately 840 holders of record. The prices set forth below reflect the high and low sales prices for our common stock, as reported in the consolidated transaction reporting system of the Nasdaq National Market System:

	2004		2003
Three Months Ended	High	Low	High	Low
September 30	$32.12	$26.38	$22.75	$15.64
December 31	34.99	29.58	23.33	16.38
March 31	35.00	28.43	21.31	16.60
June 30	36.62	30.02	26.74	19.86

Our Board of Directors declared a stock split effected in the form of a stock dividend, payable at the rate of one share of common stock for each share owned at the close of business on December 1, 2003. The shares issued for the stock split were distributed on December 22, 2003. The stock price information for all periods presented has been adjusted to reflect the stock split.

We have not declared or paid any cash dividends on our capital stock during the past two years. We currently intend to retain future earnings, if any, to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Information concerning securities authorized for issuance under our equity compensation plans will be contained in the Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with our Consolidated Financial Statements and Notes filed in response to Item 8 below and the information included in response to Item 7 below. Most of the summary data presented below is derived from our consolidated financial statements audited by independent auditors, whose reports are filed in response to Item 8 below. The consolidated financial statements as of and for the years ended June 30, 2004, 2003 and 2002 were audited by Ernst & Young LLP. The financial statements as of and for the years ended June 30, 2001 and 2000 were audited by Arthur Andersen LLP. The results presented include results of operations for the acquisitions completed during the fiscal year as of their respective acquisition dates.

	Year ended June 30,
	2004(1)	2003(2)	2002	2001	2000
	(dollars in thousands, except per share amounts)
Income Statement Data:
Net revenues	$853,019	$640,027	$500,576	$370,681	$307,249
Net income	77,014	56,277	42,314	28,978	22,530

Per Share Data(6):
Basic:
Earnings per share	$1.06	$0.79	$0.64	$0.48	$0.39
Weighted average number of shares outstanding, in thousands(3)	72,786	70,956	66,052	59,484	57,928
Diluted:
Earnings per share	$1.03	$0.77	$0.61	$0.46	$0.38
Weighted average number of shares outstanding, in thousands(3)	74,870	73,018	68,958	62,032	59,842

Other Data:
Capital expenditures(4)	$80,793	$76,983	$50,371	$38,822	$58,149
Enrollment at beginning of fall quarter(5)	58,828	43,784	32,180	27,718	24,152

	As of June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Total cash (including restricted cash)	$123,142	$89,552	$92,123	$47,290	$39,538
Receivables, net	52,196	40,641	30,378	22,539	14,931
Current assets	205,054	161,022	140,042	83,175	66,713
Total assets	827,999	577,595	492,655	287,540	240,675
Current liabilities	281,508	140,201	139,672	73,897	62,891
Long-term debt (including current portion)	128,560	38,500	28,576	53,660	64,283
Shareholders’ investment	528,687	427,779	346,577	159,949	112,950

(1)	South University and AEC are included as of the acquisition dates during fiscal 2004. Note 1 to the consolidated financial statements provides pro forma results as if the acquisitions had been acquired and consolidated as of July 1, 2002. Fiscal 2004 includes an adjustment recognized in the fourth quarter reducing employee benefit expense for lower than expected heath insurance claims for fiscal 2004. Net income and basic and diluted earnings per share increased by $0.9 million and $0.01, respectively due to this change in employee benefit expense. Additionally, a charge of $2.2 million was recognized in the fiscal 2004 fourth quarter to increase the valuation allowance related to our Canadian net deferred tax assets.
(2)	Fiscal 2003 results reflect a change in accounting estimate as we evaluated the useful lives for our property and equipment and adjusted the lives of certain classes of assets to more closely reflect actual usage. The useful life adjustment in the fourth quarter decreased income before interest and taxes by $3.2 million. Net income and basic and diluted earnings per share were reduced by $1.9 million and $0.05, respectively.

(3)	The weighted average shares outstanding used to calculate basic income per share does not include potentially dilutive securities (such as stock options). Diluted weighted average shares outstanding includes, where dilutive, the equivalent shares of common stock calculated under the treasury stock method for the assumed exercise of options.
(4)	Capital expenditures for fiscal 2004, 2003, 2002 and 2001 reflect approximately $5.7 million, $5.7 million, $9.5 million and $4.5 million included in accounts payable at year-end, respectively.
(5)	Excludes students enrolled at NCPT: The National Center for Paralegal Training (“NCPT”), which has taught out all programs. NCPT had 45, 195, 281 and 350 students enrolled at the beginning of the fall quarters of fiscal 2003, 2002, 2001, and 2000, respectively
(6)	The share information for all periods presented has been adjusted to reflect the stock split that occurred on December 22, 2003. See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should also be read in conjunction with the information filed in response to Item 6 above and Item 8 below. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.

Background

We are among the largest providers of private post-secondary education in North America, based on student enrollment and revenue, and have provided career-oriented education for over 40 years. We deliver education to our students through traditional classroom settings as well as through online instruction. Our educational institutions offer a broad range of academic programs concentrated in the following areas:

• Media arts	• Education
• Design	• Information technology
• Fashion	• Law and legal studies
• Culinary arts	• Business
• Psychology and behavioral sciences	• Health sciences

We primarily offer academic programs through four educational systems: The Art Institutes; Argosy University; American Education Centers; and South University. We acquired AEC and South University during fiscal 2004. As of June 30, 2004, we had 67 primary campus locations in 24 states and two Canadian provinces. Our program offerings culminate with the award of degrees ranging from associate’s to doctoral degrees. We also offer non-degreed programs, some of which result in the issuance of diplomas upon successful completion.

Prior to fiscal 2004, The Art Institutes and Argosy University were managed as separate operating segments. During the first quarter of fiscal 2004 we shifted from an educational system approach to a centralized corporate structure utilizing divisions which have been aggregated into one operating segment. We currently have three distinct operating divisions organized by geographic location within North America: the Eastern Division; Central Division; and Western Division.

Recent Acquisitions

On October 1, 2003, we acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, we acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle will allow us to expand on our current base of students in the Vancouver area, while the purchase of Bradley complemented our existing presence in Pennsylvania. Bradley also allowed us to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA. The pro forma information presented below does not include these two acquisitions.

On September 2, 2003, we acquired 100 percent of the outstanding stock of American Education Centers, Inc. and related companies. We paid approximately $103.5 million in cash, an additional $11.0 million in notes which were paid on September 2, 2004, and assumed $3.5 million in debt. The purchase of AEC broadened our range of academic programs for working adults.

On July 14, 2003, we acquired 100 percent of the outstanding stock of South University. We paid approximately $51.0 million in cash for South, which includes $4.0 million held in escrow. Funds from this escrow account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs. The purchase of South University broadened our program offerings in the health sciences.

The following table reports pro forma information as if the acquisitions of South University and AEC had been completed at July 1, 2002. Pro forma results for the year ended June 30, 2004 include $15.9 million in expenses for AEC pertaining to stock compensation payouts and costs incurred related to the acquisition by us. These stock plans at AEC are no longer in place and we do not expect to incur charges of this nature in future periods.

	Year Ended June 30,
	2004	2003
	(unaudited, in thousands, except per share amounts)
Net revenues
As reported	$853,019	$640,027
Pro forma	863,349	712,304

Net income
As reported	$77,014	$56,277
Pro forma	67,852	64,910

Diluted earnings per share
As reported	$1.03	$0.77
Pro forma	0.91	0.89

The following table summarizes the estimated fair values of the assets we acquired and liabilities we assumed in connection with our acquisition of AEC (in thousands):

Current assets	$6,667
Property and equipment	11,355
Intangible assets	4,502
Goodwill	102,574

Total assets acquired	125,098
Current liabilities	7,078

Net assets acquired	$118,020

The following table summarizes the estimated fair values of the assets we acquired and liabilities we assumed in connection with our acquisition of South University (in thousands):

Current assets	$9,004
Property and equipment	3,340
Intangible assets	2,820
Goodwill	40,010

Total assets acquired	55,174
Current liabilities	8,155

Net assets acquired	$47,019

The following table presents the intangible assets with finite lives we acquired with the purchase of AEC (dollars in thousands):

	Amount	Amortization Period (years)
Curriculum	$410	6
Accreditation	332	6
Title IV	160	6
Student contracts and applications	3,600	2

Total	$4,502

The following table presents the intangible assets with finite lives we acquired with the purchase of South (dollars in thousands):

	Amount	Amortization Period (years)
Curriculum	$1,700	16
Accreditation	190	16
Title IV	160	16
Student contracts and applications	770	3

Total	$2,820

On November 8, 2002, we acquired all of the outstanding stock of Infocast Digital Arts Inc., which operated IDA Institute of Digital Arts in Richmond, British Columbia, Canada, for approximately $1.0 million in cash. This school was renamed The Art Institute of Vancouver.

On October 15, 2002, we purchased assets and assumed certain liabilities of California Design College, located in Los Angeles, California, for approximately $15.0 million in cash.

On October 3, 2002, we acquired all of the outstanding stock of the Center for Digital Imaging and Sound (“CDIS”) in Burnaby, British Columbia, Canada for approximately $9.9 million in cash. This school was renamed The Art Institute of Vancouver-Burnaby.

We acquired Infocast Digital Arts, California Design College and CDIS as part of our strategy to enter new geographic areas we believe are attractive based on a number of factors and to solidify our presence in growing markets.

These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The results of operations for each of the acquired entities have been consolidated as of the respective closing date. The fair value for the material acquisitions described above has been determined by an independent appraisal by a third party. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill and other intangible assets included in assets acquired. Note 1 to the consolidated financial statements provides additional information related to our acquisitions.

Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of these newer schools were approximately $11.8 million and $5.2 million in fiscal 2004 and 2003, respectively. We expect to open up to five new start-up campuses during fiscal 2005.

Results of Operations

Net revenues increased 33.3% to $853.0 million in fiscal 2004 from $640.0 million in fiscal 2003. Income before interest and taxes increased 43.4% to $133.0 million in fiscal 2004 from $92.7 million in fiscal 2003. Net income increased by 36.8% to $77.0 million in fiscal 2004 from $56.3 million in fiscal 2003. Acquisitions contributed approximately $91.0 million and $27.3 million, respectively, to our revenue growth and pre-tax income during 2004.

Other than the acquisitions, the increase in average quarterly enrollment was primarily due to new education programs and additional school locations, along with expanded bachelor’s degree offerings and online educational programs.

Our largest source of revenue is tuition collected from our students which is presented after deducting refunds, scholarships and other adjustments. We recognize revenue on a pro rata basis over the term of instruction or occupancy. Net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. Bookstore and housing revenue is largely a function of the average student population at our Art Institutes. The average student population is influenced by the number of continuing students attending school at the beginning of a period and by the number of new students entering school during such period. We believe that the size of our student population at our campuses is influenced by the number of graduating high school students, the attractiveness of our program offerings, the effectiveness of our marketing efforts, changes in technology, the persistence of our students, the length of the education programs, our overall educational reputation and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing our average student population.

Tuition increases have been implemented in varying amounts in each of the past several years. Historically, we have been able to pass along cost increases through increases in tuition. Average tuition rates for schools owned for more than one year increased by approximately 6% during both fiscal 2004 and fiscal 2003. Tuition rates vary by geographic region, but are generally consistent from program to program at the respective schools.

The majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. For the years ended June 30, 2004, 2003 and 2002 approximately 73%, 68% and 65%, respectively, of our net revenues were indirectly derived from Title IV Programs.

Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment.

General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. We have centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and cost control.

Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and accelerated methods for income tax reporting purposes. Amortization of intangibles relates to the values assigned to identifiable intangible assets and write-offs and impairment of goodwill and other intangible assets. These intangible assets arose principally from the acquisitions of schools.

The following table sets forth for the periods indicated the percentage relationship of certain statements of income items to net revenues.

	Year ended June 30,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	64.0	65.2	64.9
General and administrative	19.6	19.6	20.5
Amortization of intangible assets	0.8	0.7	0.8

	84.4	85.5	86.2

Income before interest and taxes	15.6	14.5	13.8
Interest expense, net	0.3	0.2	0.3

Income before income taxes	15.3	14.3	13.5
Provision for income taxes	6.3	5.5	5.0

Net income	9.0%	8.8%	8.5%

Year Ended June 30, 2004 Compared with Year Ended June 30, 2003

Net Revenues

Average quarterly student enrollment was 53,724 in fiscal 2004 compared to 40,457 in fiscal 2003, an increase of 32.8%. The previously mentioned acquisitions contributed 15.6% of this growth in student population. Our net revenues increased by 33.3% to $853.0 million in fiscal 2004 from $640.0 million in fiscal 2003 primarily due to increases in student enrollment and tuition rates, as well as recent acquisitions. In addition, our tuition increased by approximately 6% over the prior year. Revenue from schools acquired during fiscal 2004 totaled $91.0 million.

Net housing revenues increased by 19.0% to $38.0 million in fiscal 2004 compared to $31.8 million in fiscal 2003 and revenues from bookstore sales in fiscal 2004 grew by 55.1% to $32.1 million. Both increased primarily as a result of higher average student enrollment. Housing and bookstore revenue is generated primarily through The Art Institutes.

Educational Services

Our educational services expense increased by $128.6 million, or 30.8%, to $546.1 million in fiscal 2004 from $417.6 million in fiscal 2003, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Educational services expense from schools acquired during fiscal 2004 totaled $48.5 million. Overall, educational services expense as a percentage of revenue decreased approximately 120 basis points to 64.0% in fiscal 2004 from 65.2% in fiscal 2003. This decrease is attributable primarily to leverage on our facilities and staff personnel expenses on higher enrollment levels. These favorable items were offset, in part, by an approximately 60 basis point increase in bad debt expense as a percentage of revenue. The increase in bad debt expense as a percentage of revenue was due in part to the addition of AEC, which historically experienced higher bad debt expense as a percentage of revenue than our other schools.

General and Administrative

General and administrative expense was $167.0 million in fiscal 2004, an increase of 33.3% from $125.3 million in fiscal 2003. The increase over the prior fiscal year primarily reflects increases in marketing and admissions expenses, and salaries and benefits expenses including $20.0 million related to newly-acquired entities. As a percentage of net revenues, general and administrative expense was flat compared to fiscal 2003. During fiscal 2004, we experienced favorable results due to leverage of our facilities and telecommunications expenses which was offset by higher compensation expense for general and administrative employees as compared to the prior year and increased outside accounting, auditing and legal fees due primarily to Sarbanes-Oxley implementation and a dispute with the ABA over the provisional accreditation of Western State University Law School.

Amortization of Intangible Assets

Amortization of intangibles increased by $2.5 million, to $6.9 million, in fiscal 2004 as compared to $4.4 million in fiscal 2003. This increase primarily resulted from $2.2 million of amortization of intangible assets with schools acquired during fiscal 2004.

Interest Expense, Net

Net interest expense was $2.5 million in fiscal 2004, as compared to $1.3 million in fiscal 2003. The increase of $1.2 million or 93.1% as compared to the prior year is primarily a result of borrowings incurred to fund acquisitions during fiscal 2004. The average outstanding borrowings under our revolving credit facility were approximately $26.1 million in fiscal 2004 compared to $0.1 million in fiscal 2003. The increase in average borrowings under the revolving credit facility was offset, in part, by a decrease in the average interest rate on the revolving credit facility from 2.51% in fiscal 2003 to 2.25% in fiscal 2004. In addition, we had borrowings under a mortgage obligation of approximately $3.4 million and $3.5 million at June 30, 2004 and June 30, 2003, respectively. Net interest expense includes, among other items, the amortization of $0.5 million in fees paid in connection with the amendment of our revised credit agreement during fiscal 2004, offset by $0.1 million in interest and dividend income.

Provision for Income Taxes

Our effective tax rate was 41.0% for fiscal 2004, as compared to 38.5% in fiscal 2003. The change in the rate as compared to the prior year is due to an increase in the valuation allowance related to Canadian deferred tax assets and the distribution of taxable income to states with higher tax rates. In addition, no tax benefit was recorded on losses incurred by our Canadian entities and the charge of $2.2 million was recognized in the fiscal 2004 fourth quarter to increase the valuation allowance attributable to slower than expect growth at our Canadian schools. This reserve does not affect our ability to utilize and realize the deferred tax assets in the future.

Net Income

Net income increased by $20.7 million to $77.0 million in fiscal 2004 from $56.3 million in fiscal 2003. The increase is attributable to improved results from operations as well as recent acquisitions, partially offset by increased amortization of intangibles expense and a higher tax provision in fiscal 2004.

Year Ended June 30, 2003 Compared with Year Ended June 30, 2002

Net Revenues

Net revenues increased by 27.9% to $640.0 million in 2003 from $500.6 million in 2002 primarily due to an increase of 24.3% in student enrollment to 40,457 from 32,545 in the prior year accompanied by tuition increases. Increases in total enrollment were influenced by the higher number of potential students, including increasing numbers of high school graduates; new locations through start-up or acquisition; and expansion of education programs.

The average academic year tuition increased approximately 6% in fiscal 2003 compared to fiscal 2002. Average enrollment at locations operated by us for two years or more increased 10.8% in 2003 to 31,369 compared to 28,315 in 2002. In addition to the growth at more established locations, acquisitions during fiscal 2003 have contributed approximately $16.6 million or 3.6% to the growth in net revenues. Fiscal 2003 includes a full year of revenue for Miami International University of Art & Design and ITI Information Technology Institute, neither of which we owned for the entire comparable prior year. Additionally, The Art Institute of Vancouver-Burnaby and California Design College were purchased in October 2002 and The Art Institute of Vancouver was purchased in November 2002.

Net housing revenues increased by 18.1% to $31.8 million in 2003 from $26.9 million in 2002 and revenues from bookstore sales in 2003 grew by 12.4% to $20.6 million. Both increased primarily as a result of higher average student enrollment.

We acquired Argosy on December 21, 2001 and have incorporated their results from that date forward. Argosy does not have student housing revenue.

Overall refunds increased to $15.0 million in 2003 from $11.5 million in 2002.

Educational Services

Educational services expense increased by $92.5 million, or 28.5%, to $417.6 million in 2003 from $325.0 million in 2002. The increase was primarily due to additional costs required to service higher student enrollment, accompanied by normal cost increases for wages and other services. Additionally, on April 1, 2003, we revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates on actual usage. This change in accounting estimate increased 2003 educational services expense by $3.2 million and included the write-off of the net book value of certain fixed assets as of the start of fiscal 2003 fourth quarter. The charge related solely to changing the estimated useful lives of certain fixed asset categories. While the estimated useful lives of three classes of assets were extended, the shortening of the lives assigned to personal computers from five years to three years more than offset the impact of the extended lives.

Educational services expenses increased by $92.5 million, or 28.5%, to $417.6 million in fiscal 2003, from $325 million in fiscal 2002. Approximately $41.6 million of the increase in educational services expenses was attributable to schools owned by us prior to 2002 and $15.1 million was attributable to schools added in fiscal 2003 and fiscal 2002. Overall, the primary components of the increase included salaries, rent and operating expenses as well as increased depreciation associated with recent capital expenditures and the change in useful lives.

As a percentage of net revenues, educational services expense increased approximately 31 basis points to 65.2% as compared to 64.9% in fiscal 2002. This increase reflects the increased investment in schools, including expenses such as deprecation, facility costs and instructional salaries, offset by improvement in bad debt expense.

General and Administrative

General and administrative expense increased by $22.8 million or 22.3%, to $125.3 million in 2003 from $102.5 million in 2002 primarily due to incremental marketing and student admissions expenses incurred to generate higher student enrollment at the schools. As a percentage of revenue, general and administrative expense improved as a result of increased leverage on certain fixed costs as well as marketing and admissions expense and corporate costs increasing at a lesser rate than net revenue.

Amortization of Intangible Assets

Amortization of intangibles increased by approximately $0.3 million to $4.4 million in 2003 due to the incremental amortization associated with intangibles purchased, along with amortization of ongoing curriculum. This increase was partially offset by several intangible assets that had been amortized in 2002 becoming fully amortized in 2003. Additionally, during fiscal 2002 a goodwill impairment charge of approximately $1.2 million was included with the amortization of intangible assets in connection with the planned closures of NCPT and of the Halifax, Nova Scotia location of ITI Information Technology Institute.

Interest Expense, Net

We had net interest expense of $1.3 million in 2003 as compared to $1.6 million in 2002. Our outstanding borrowings were reduced significantly at the end of the second quarter of fiscal 2002 due to proceeds received in a public offering of our Common Stock (the “Offering”). The average outstanding borrowings under the revolving credit facility were approximately $0.1 million in fiscal 2003, down from $10.0 million in fiscal 2002. The average borrowing rate decreased approximately 200 basis points, from 4.45% in fiscal 2002 to 2.51% in fiscal 2003. In addition, we had borrowings under a mortgage obligation. Net interest expense includes, among other items, the amortization of fees paid in connection with amendment of our credit agreement (the “Credit Agreement”) during fiscal 2002.

Provision for Income Taxes

Our effective tax rate was 38.5% in 2003, compared to 37.2% in 2002. The income tax provision for 2002 was reduced by approximately $0.8 million resulting from a one-time tax credit for the rehabilitation of the building occupied by The Art Institute of Pittsburgh. The effective rates differed from the combined federal and state statutory rates due to the net impact of goodwill and non-deductible expenses. At June 30, 2003, we had state and foreign net operating loss carryforwards of $45.9 million and $11.2 million, respectively. A valuation allowance has been applied against $8.5 million of the foreign net operating loss carryforward. These expire at various dates beginning in fiscal 2007 through 2023.

Net Income

Net income increased by $14.0 million or 33.0% to $56.3 million in 2003, from $42.3 million in 2002. The increase resulted from improved operations at our schools, especially improved profitability at newer schools, the full-year impact of the Argosy acquisition, and reduced interest expense, all of which were partially offset by a higher effective tax rate.

Quarterly Financial Results (unaudited)

We have experienced seasonality in our results of operations primarily due to the pattern of student enrollment. Historically, our lowest quarterly revenues and income have been in the first quarter (July to September) of our fiscal year due to fewer students being enrolled during the summer months and expenses incurred in preparation for the peak enrollment in the fall quarter (October to December). We expect that this seasonal trend will continue.

The following table sets forth our quarterly results for fiscal 2004 and 2003:

	Quarter ended
	Sept. 30 (Summer)	Dec. 31 (Fall)	Mar. 31 (Winter)	June 30 (Spring)
	(dollars in thousands, except per share data)
Fiscal 2004
Net revenues	$168,976	$232,980	$235,150	$215,913
Income before interest and income taxes	8,069	54,468	44,668	25,781
Income before income taxes	7,379	53,648	44,085	25,399
Net income	4,501	32,157	25,447	14,909
Earnings per share
—Basic	0.06	0.44	0.35	0.21
—Diluted	0.06	0.43	0.34	0.20
Fiscal 2003
Net revenues	$128,143	$175,136	$173,691	$163,057
Income before interest and income taxes	4,888	41,966	30,214	15,665
Income before income taxes	4,578	41,634	29,875	15,364
Net income	2,838	25,811	18,521	9,107
Earnings per share
—Basic	0.04	0.37	0.26	0.13
—Diluted	0.04	0.35	0.25	0.12

Our Board of Directors declared a stock split effected in the form of a stock dividend, payable at the rate of one share of Common Stock for each outstanding share as of the close of business on December 1, 2003. The shares issued for the stock split were distributed on December 22, 2003. The share information for all periods presented have been adjusted to reflect the stock split.

During the fourth quarter of fiscal 2004 we recorded a $1.6 million adjustment to employee benefit expense for lower than expected heath insurance claims for fiscal 2004 and a reserve of $2.2 million to increase the valuation allowance related to our Canadian net deferred tax assets. The estimated of the incurred but not reported claims used during prior fiscal quarters was found to be higher than the amounts determined at the end of fiscal 2004, leading to adjustment.

On April 1, 2003, we revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates on actual usage. This change in accounting estimate increased 2003 educational services expense by $3.2 million. This charge related solely to changing the estimated useful lives of certain fixed asset categories. While the estimated useful lives of three classes of assets were extended, the shortening of the lives assigned to personal computers from five to three years more than offset the impact of the extended lives.

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.

Liquidity and Capital Resources

In fiscal 2004, cash generated from operations of $163.3 million, proceeds from both the net increase in debt of $90.1 million and the issuance of common stock of $12.0 million were used primarily to fund the cash component of acquisitions of $157.8 million and to invest $80.7 million in property and equipment.

We had $116.7 million of cash (unrestricted) on hand at June 30, 2004. The increase of $27.8 million over the prior year’s cash balance primarily represents the impact of acquisitions described above and the timing of income tax installment payments.

Our current liabilities exceeded current assets by $76.5 million at June 30, 2004, as compared to working capital of $20.8 million and $0.4 million at June 30, 2003 and June 30, 2002 respectively. This change was primarily a result of the increase in borrowings under both the revolving credit facility and note payable issued in connection with the acquisition of AEC. Net trade receivables increased by $11.7 million from $33.8 million at June 30, 2003 to $45.5 million at June 30, 2004. The increase in net trade receivables relates primarily to higher student enrollment and the corresponding revenue increases. The days sales outstanding in accounts receivable (DSO) and other receivables decreased approximately 1 day to 21 days at June 30, 2004 as compared to last year. We calculate DSO by dividing net receivables by average revenue for the preceding quarter. Quarterly average revenue is determined by taking the total revenue for a quarter and dividing by the daily number of days in a quarter.

Cash flow from operations was $163.3 million, $79.4 million and $100.4 million in fiscal 2004, 2003 and 2002, respectively. The increase in cash flow from operations over the prior year was due to the increase in net income and the timing of receipt of student loan proceeds in fiscal 2003. Federal regulations provide for transfer of student loan proceeds only within 10 days before the start of classes. The timing of the start of the summer academic quarter for the Art Institutes in fiscal 2002 allowed for receipt of the loan proceeds for the summer quarter in June of fiscal 2002. For the comparable academic quarter for 2003 and 2004, the funds were received in July of the respective fiscal year.

The accompanying Consolidated Balance Sheet and Consolidated Statement of Cash Flows include two changes from amounts presented in our August 3, 2004 earnings release. Cash flows from operations are approximately $2.7 million higher and shareholders’ investment (accumulated other comprehensive income) is approximately $1.9 million lower than reported in our earnings release. These changes do not impact our Consolidated Statement of Income. The change to the Balance Sheet reflects an adjustment between accumulated other comprehensive income and deferred income tax liability related to the additional valuation allowance recorded to fully reserve the foreign operating loss carryforwards for our Canadian schools. The Cash Flow Statement revision is a result of the reclassification referred to above and the presentation of stock-based compensation as a non-cash adjustment to net income within operating activities. This amount was included with cash flow from financing activities when calculating the cash flow from operating activities disclosed in the earnings release.

Capital expenditures were $80.7 million, or 9.5% of revenue for fiscal 2004, compared to $80.8 million, or 12.6% of revenue, in fiscal 2003. The reduction in capital expenditures as a percentage of revenue is due in part to our focus on improving our capital efficiency and the effect of our acquisitions of AEC, which has less intensive capital requirements than our other educational systems.

The 2004 expenditures relate to the investment in schools acquired or started during the previous several years and schools to be added in 2005, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology. We expect fiscal 2005 capital expenditures to be approximately $95 million.

We amended and restated our revolving credit facility (“Credit Agreement”) effective August 18, 2003 to increase allowable borrowings from $150 million to $250 million. The Credit Agreement, which now expires August 18, 2008, contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At June 30, 2004, we had borrowings of $125.1 million under this facility and were in compliance with all covenants under the agreement. We repaid all borrowings outstanding at June 30, 2004 in July 2004.

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

Our primary source of cash is tuition collected from our students. We finance our operating activities primarily from cash generated from operations; acquisitions are primarily financed through cash generated from operations as well as credit facility borrowings. We believe that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months. Borrowings under the Credit Agreement may be used by us primarily to fund acquisitions and working capital needs resulting from the seasonal pattern of cash receipts throughout the year.

We lease the majority of our facilities. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities.

We guarantee a significant portion of real estate lease obligations for our subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.4 million at June 30, 2004. We would be required to perform under these guarantees if the subsidiary could not satisfy the obligations.

The following table describes our commitments at June 30, 2004 under various contracts and agreements (in thousands):

	Total amounts committed	Payments due by period
		2005	2006-2007	2008-2009	2010-Thereafter
Line of credit borrowings(1)	$125,100	$—	$—	$—	$—
Standby letters of credit(2)	3,928	—	—	—	—
Mortgage obligation	3,442	20	3,422	—	—
Note payable(3)	11,000	11,000	—	—	—
Operating leases	493,104	78,264	126,983	107,408	180,449
Other	40	40	—	—	—

Total commitments	$636,614	$89,324	$130,405	$107,408	$180,449

(1)	These borrowings were repaid in early July 2004. Under the terms of our Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.
(2)	We do not anticipate these letters of credit will be drawn on.
(3)	Amount paid on September 2, 2004.

Contingencies

On December 11, 2003, the ABA Council of the Section of Legal Education and Admission to the Bar notified Western State University (“WSU”) that the Council had adopted a motion to withdraw provisional approval and that the matter would be submitted to the ABA House of Delegates at its meeting in February 2004. On January 16, 2004, WSU and two WSU students filed a lawsuit against the ABA in the United States District Court for the Central District of California seeking a preliminary injunction preventing the ABA from reviewing the Council’s decision to withdraw provisional approval. WSU and the ABA subsequently reached an agreement pursuant to which WSU voluntarily relinquished ABA approval as of August 8, 2004. In accordance with the terms of the settlement agreement, WSU filed a new application for provisional approval by the ABA on August 23, 2004. Under the terms of the settlement agreement, the ABA will perform a site inspection in the fall of 2004. Following the site visit, the inspection team will issue an inspection report which will be most likely be acted upon by the Accreditation Committee of the Section on Legal Education and Admission to the Bar in January 2005 and by the Council and the House of Delegates in February 2005. WSU continues to be eligible to participate in federal financial aid programs based on a separate accreditation by the Senior Commission of the Western Association of Schools and Colleges. WSU is also accredited by the Committee of Bar Examiners of the State Bar of California.

Regulations

We indirectly derived approximately 73%, 68% and 65% of our net revenues from Title IV Programs in 2004, 2003 and 2002, respectively. U.S. Department of Education regulations prescribe the timing of disbursements of funds under Title IV Programs. Students must apply for a new loan for each academic year. Lenders generally provide loan funds in multiple disbursements each academic year. For first-time students in their first academic quarter, the initial loan disbursement is generally received at least 30 days after the commencement of that academic quarter. Otherwise, the first loan disbursement is received, at the earliest, ten days before the commencement of the student’s academic quarter.

U.S. Department of Education regulations require Title IV Program funds received by our schools in excess of the tuition and fees owed by the relevant students at that time to be, with these students’ permission, maintained and classified as restricted funds until they are billed for the portion of their education program related to those funds. Funds transferred through electronic funds transfer programs are held in a separate cash account and released when certain conditions are satisfied. These restrictions have not significantly affected our ability to fund daily operations.

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

If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, or otherwise ineligible to participate in Title IV Programs. We believe that all of our participating schools met these requirements as of June 30, 2004.

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements.

Our management makes judgments and estimates on an ongoing basis that include, but are not limited to, revenue recognition, allowance for doubtful accounts, valuations of goodwill and indefinite-lived intangible assets, valuations of acquired finite-lived intangible assets and loss contingencies. Further description of how these estimates are developed is provided below.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition and Receivables

Our net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. Bookstore and housing revenue is largely a function of the average student population at our Art Institutes. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part, refundable.

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. For most of our programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy University and South University have educational programs with programs starting and ending dates that differ from our fiscal quarters. Therefore, at the end of the fiscal quarter, we have revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school student vs. out-of-school student) of the student and establishing a reserve based on the likelihood of collection, which is based upon historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by approximately three or four months) and internal collection measures have been taken without success, the account is placed with an outside collection agency. Student accounts in collection are fully reserved and evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historic collections, an adjustment would be required to our allowance. Historically, however, the allowance has been within our estimate of uncollectible accounts.

Use of Estimates

Generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances include economic conditions or operating performance. If such a circumstance existed, we would perform additional analysis based upon assumptions about the estimated future undiscounted cash flows associated with the asset. If the projected undiscounted future cash flows are less than the carrying value, we would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. We continually apply our judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset. Key to this process is the identification of indicators of impairment and accurately estimating cash flows. The failure to identify an indicator or inaccurate cash flow estimates could result in unrecognized impairments. To date, we believe our processes of identifying and estimating have produced timely and accurate recognition of impairments.

We evaluate the recoverability of the goodwill attributable to each reporting unit as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the fair value of each reporting unit with its carrying value. Individual campus components have been aggregated to form three distinct operating divisions by geographic location within North America. These divisions are the Eastern, Central and Western divisions and are considered reporting units. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. We continually apply our judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit. The fair market value of the reporting units is estimated by applying multiples to earnings before interest, tax and depreciation. To validate the multiples used, management compares the multiples to recent identified transactions where business similar to ours were sold.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the asset and liability method.

Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax basis.

At June 30, 2004, we had net state operating loss carryforwards of approximately $45.1 million. These carryforwards expire at varying dates beginning in fiscal 2009 through 2024. We have recorded approximately $2.8 million in deferred tax assets related to these state carryforwards. No valuation allowance has been established against the state deferred tax assets, as we believe that these tax benefits will be realizable through tax carryforward availability and our demonstrated ability to produce taxable income.

At June 30, 2004, we had Canadian net operating loss carryforwards of approximately $18.2 million and we had $6.3 million in deferred tax assets related to our Canadian entities. We have established a valuation allowance equal to 100% of our Canadian deferred tax assets due to concerns related to the future use of the assets. None of these foreign carryforwards have expired and we have approximately three years before they begin to expire. We evaluate on a quarterly basis whether, based on all available evidence, the deferred income tax assets are realizable. During the fiscal year ended June 30, 2004, we increased the valuation allowance by approximately $2.2 million through a non-cash charge to the income tax provision. The recording of allowances against deferred tax assets does not affect our ability to utilize and realize the deferred tax assets in the future.

Recently Issued Accounting Standards

We adopted FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” for the quarter ended March 31, 2004. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of our participation in variable interest entities (“VIE”), which are identified as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have any impact on our consolidated financial statements.

Effect of Inflation

We do not believe our operations have been materially affected by inflation.

Risks Related to Our Business

The following risks, uncertainties, and other factors could have a material adverse affect on our business, financial condition, operating results, and growth prospects.

Failure to Comply with Extensive and Changing Regulations and Laws Could Have a Material Adverse Effect on our Business

Failure of our schools to comply with extensive regulations could result in financial penalties, restrictions on our operations, or loss of external financial aid funding for our students.

Approximately 65% of our revenues are derived from federal student financial aid programs overseen by the U.S. Department of Education and various agencies. For these programs to be available to our students, our schools must obtain and maintain approvals from state agencies, accrediting agencies recognized by the U.S. Department of Education, loan guarantee agencies and certification by the U.S. Department of Education. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, or change our corporate structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

If one of our schools were to violate any of these regulatory requirements, we could suffer financial penalty, limitations on our operating activities or termination of the school’s ability to grant degrees and certificates or the school’s eligibility to receive federal student financial aid funds on behalf of its students. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied or interpreted by the regulatory body, or whether each of our schools will be able to comply with all of the requirements in the future.

Congress may change the law or reduce funding for federal student financial aid programs, which could harm our student population and revenue.

Political and budgetary concerns can significantly affect the Title IV Programs and other laws governing the federal student financial aid programs. Congress must reauthorize the HEA, which provides for federal student financial aid programs, approximately every six years and annually determines the funding level for each of these programs. The next reauthorization of the HEA is expected to take place in 2005 or 2006, which may result in numerous legislative changes. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

If we do not meet specific financial responsibility ratios and tests established by the DOE our schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, none of our schools is required to post a letter of credit in favor of the U.S. Department of Education or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric measures of financial responsibility. However, the U.S. Department of Education will periodically provide clarification of the calculation, which could adversely effect our compliance with the required ratios. If we or our institutions fail to satisfy the numeric standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in the federal student financial aid programs could adversely affect our net income and student population. Our inability to obtain a required letter of credit could also adversely affect our net income and student population.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. Additionally, a school is ineligible to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year. Though we believe all our schools do not exceed the specified rates for student default as of June 30, 2004 or percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one of our schools could have a material adverse effect on our student population and revenue.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

If we experience a change of control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue.

The U.S. Department of Education, state agencies, or accrediting agencies may consider other transactions or events to constitute a change of control. If the U.S. Department of Education or any other regulatory agencies interpreted a particular sequence of events to constitute a change of control, we would be required to seek all necessary approvals to continue our participation in the federal student financial aid programs, and could at least temporarily lose access to financial aid funding on that basis. Some of these transactions or events, such as a significant acquisition of our common stock by someone not familiar with these rules, may be beyond our control.

If our schools do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

A school that grants degrees, diplomas, or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states where the school is deemed to be operating. State authorization and accreditation by an accrediting agency recognized by the DOE also are required for an institution to participate in the federal student financial aid programs. The failure by one or more of our schools to maintain their state authorizations and accreditations could have a material adverse effect on our business.

Government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us.

The post-secondary education industry is highly regulated. From time to time we may be subject to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay material monetary damages or be subject to material fines, penalties, injunctions or other censure that could materially and adversely affect on business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business.

Loss of State Grants could negatively impact our revenues from students

State grants received by our students represented approximately 3% of our revenue from our U.S. schools in fiscal 2004. Certain states in which we are operating are experiencing budgetary constraints which may lead to the state eliminating or significantly decreasing the amount of state aid to students at our schools. The loss of access to these state grants by our students could have a material adverse effect to our business due to enrollment losses at our schools.

Failure to comply with extensive Canadian regulations could affect the ability of our schools in Canada to participate in Canadian financial aid programs.

Our schools located in British Columbia and Ontario derive a significant percentage of their revenue from Canadian governmental financial programs. These schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business and results of operations.

Additionally, the Canadian and various provincial governments continuously review the legislative, regulatory and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not currently anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our business and results of operation.

Risks Specific to our Business Could Have a Material Adverse Effect on Us

Failure to keep pace with changing market needs and technology could harm our student population.

The success of our schools depends to a large extent on the willingness of prospective employers to employ our students upon graduation. Our schools must keep current with changing technological needs and skills demanded by prospective employers. If we fail to respond to changes in industry requirements by offering new programs to our students or investing in new technology, it could have a material adverse effect on our ability to attract students.

Opening additional new schools and growing our online student programs could be difficult for us.

We anticipate continuing to open new schools during fiscal 2005 and in future years. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses and other resources. When opening a new school, we may be required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, such a school has to be certified by the U.S. Department of Education. Our failure to effectively manage the operations of newly established schools or service areas, or any diversion of management’s attention from our core career-oriented school operating activities, could harm our business.

We anticipate significant future growth from online course we offer to students. Currently, The Art Institute Online offers a broad suite of programs in the creative fields and South University Online offers bachelor’s degree programs in business administration and information technology. During fiscal 2005 and in future years we will continue to roll out new online programs at The Art Institutes and South University along with online classes at Argosy University and AEC schools. The success of our new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner, and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new online programs may not be accepted by students or the online education market.

Failure to effectively manage our growth could harm our business.

Our business has grown rapidly. Our continued rapid growth may place a strain on our management, operations, employees, or resources. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies, and our net income may be materially adversely affected.

Failure to integrate acquired schools could harm our business.

From time to time, we engage in evaluations of, and discussions with, possible acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. Additionally, we may not be able to successfully integrate any acquired schools into our operations profitably. Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. Acquired schools may not enhance our business and, if we do not successfully address associated risks and uncertainties, may ultimately have a material adverse effect on our growth and ability to compete.

In the event we decide to acquire an institution, the U.S. Department of Education and most applicable state authorizing agencies and accrediting agencies consider that a change of ownership or control of the institution has occurred. A change of ownership or control of an institution under the standards of the U.S. Department of Education may result in the temporary suspension of the institution’s participation in the federal student financial aid programs until the U.S. Department of Education issues a temporary certification document. If we were unable to promptly reestablish the state authorization, accreditation or U.S. Department of Education certification of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Competitors with greater resources could harm our business

The post-secondary education market is highly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, may offer programs similar to those of our schools. Although tuition at private non-profit institutions is, on average, higher than tuition at our schools, some public institutions are able to charge lower tuition than our schools, due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than us.

Our success depends upon our ability to recruit and retain key personnel

Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. We may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could cause our business to suffer.

Failure to obtain additional capital in the future could reduce our ability to grow.

We believe that funds from operations, cash, investments and borrowings under our $250 million revolving credit facility will be adequate to fund our current operation plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the sellers’ willingness to provide financing themselves for acquisitions, and the amount of cash flow from our operations. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Anti-takeover provisions in our charter documents and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our Articles of Incorporation and our by-laws contain provisions that may delay, defer, or inhibit a future acquisition of us not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. For example, our Articles of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock with such voting, conversion, and other rights, preferences, privileges, and restrictions as it determines, without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of our preferred stock that may be issued in the future. In addition, our Articles of Incorporation divides our board of directors into three classes having staggered terms. We have also implemented a stockholders’ rights plan, also commonly called a “poison pill,” that would substantially reduce or eliminate the expected economic benefit to an acquiror from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business that include foreign currency exchange rates. We do not currently utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Due to our operation of subsidiaries in Canada, we are subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. However, we do not believe we are subject to material risks from near-term changes in exchange rates.

The fair values and carrying amounts of our financial instruments, primarily accounts receivable and debt, are approximately equivalent. We had outstanding borrowings under the Credit Agreement and one fixed-rate debt instrument as of June 30, 2004, with an outstanding balance of $3.4 million and bearing interest at 7.13%. This obligation provides for monthly installments of approximately $26,000 with a balloon payment of $3.3 million due March 2006. Borrowings under the Credit Agreement bear interest at floating rates based upon market rates. At June 30, 2004 and 2003, we had $128.6 million and $38.5 million of outstanding debt, respectively. In fiscal 2004, weighted average interest rates were 2.25% on variable-rate debt and 7.13% on fixed-rate debt. Interest rates were 2.15% and 7.13% for the variable-rate debt and fixed-rate debt, respectively, at the end of fiscal 2003. A hypothetical change of 10% in interest rates from year-end 2004 levels would have increased or decreased interest expense by approximately $0.1 million for the variable-rate debt in fiscal 2004 and 2003. All other financial instruments are classified as current and will be utilized within the next operating cycle.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Education Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Education Management Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, cash flows, and shareholders’ investment, for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

August 3, 2004

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$116,728	$88,957
Restricted cash	6,414	595

Total cash	123,142	89,552
Receivables:
Trade, net of allowances of $40,903 and $26,837	45,503	33,825
Notes, advances and other	6,693	6,816
Inventories	5,002	4,371
Deferred income taxes	17,203	11,739
Prepaid income taxes	—	5,423
Other current assets	7,511	9,296

Total current assets	205,054	161,022

Property and equipment, net	276,148	230,749
Other long-term assets	14,676	12,231
Intangible assets, net	20,596	16,892
Goodwill	311,525	156,701

Total assets	$827,999	$577,595

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$125,194	$35,074
Accounts payable	30,079	25,362
Note payable	11,000	—
Accrued liabilities	39,189	30,077
Accrued income taxes	6,786	—
Unearned tuition	22,909	13,429
Advance payments	46,351	36,259

Total current liabilities	281,508	140,201

Long-term debt, less current portion	3,366	3,426
Deferred income taxes	5,892	3,608
Other long-term liabilities	8,546	2,581
Shareholders’ investment:
Common Stock, par value $0.01 per share; 120,000,000 shares authorized; 73,519,497 and 72,161,382 shares issued	735	722
Additional paid-in capital	296,038	272,702
Treasury stock, 180,364 shares at cost	(1,495)	(1,495)
Retained earnings	230,382	153,368
Accumulated other comprehensive income	3,027	2,482

Total shareholders’ investment	528,687	427,779

Total liabilities and shareholders’ investment	$827,999	$577,595

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	For the years ended June 30,
	2004	2003	2002
Net revenues	$853,019	$640,027	$500,576

Costs and expenses:
Educational services	546,132	417,557	325,027
General and administrative	166,990	125,294	102,486
Amortization of intangible assets	6,911	4,443	4,096

	720,033	547,294	431,609

Income before interest and income taxes	132,986	92,733	68,967
Interest expense, net	2,475	1,282	1,552

Income before income taxes	130,511	91,451	67,415
Provision for income taxes	53,497	35,174	25,101

Net income	$77,014	$56,277	$42,314

Earnings per share:
Basic	$1.06	$0.79	$0.64
Diluted	$1.03	$0.77	$0.61

Weighted average number of shares outstanding:
Basic	72,786	70,956	66,052
Diluted	74,870	73,018	68,958

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$77,014	$56,277	$42,314
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	55,287	44,920	34,064
Stock-based compensation expense	871	—	—
Deferred credit for income taxes	(2,231)	(97)	(2,791)
Changes in current assets and liabilities:
Restricted cash	(5,819)	1,161	(1,538)
Receivables	(5,226)	(9,179)	(1,842)
Inventories	(128)	(398)	(210)
Other current assets	8,577	(5,026)	(860)
Accounts payable	4,126	3,574	6,908
Accrued liabilities	22,360	10,356	13,169
Advance payments	8,465	(22,202)	11,210

Total adjustments	86,285	23,109	58,110

Net cash flows from operating activities	163,296	79,386	100,424

Cash flows used for investing activities:
Acquisition of subsidiaries, net of cash acquired	(157,777)	(23,661)	(104,396)
Expenditures for property and equipment	(80,703)	(80,809)	(45,400)
Other items, net	1,546	(3,966)	(4,441)

Net cash flows used for investing activities	(236,934)	(108,436)	(154,237)

Cash flows from financing activities:
Net activity under revolving credit facility	90,100	10,000	(28,525)
Principal payments on debt	(78)	(329)	(8,756)
Net proceeds from issuance of Common Stock	12,018	14,581	135,808

Net cash flows from financing activities	102,040	24,252	98,527

Effective exchange rate changes on cash and cash equivalents	(631)	1,632	337

Net change in cash and cash equivalents	27,771	(3,166)	45,051

Cash and cash equivalents, beginning of year	88,957	92,123	47,072

Cash and cash equivalents, end of year	$116,728	$88,957	$92,123

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

(Dollars in thousands)

	Common Stock at Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2001	$610	$108,158	$(3,596)	$54,777	$—	$159,949
Comprehensive income:
Net income	—	—	—	42,314	—	42,314
Foreign currency translation	—	—	—	—	358	358

Comprehensive income						42,672
Net proceeds from public offering of Common Stock	84	127,541	—	—	—	127,625
Options exchanged in connection with acquisition of a subsidiary	—	2,279	—	—	—	2,279
Exercise of stock options	10	11,246	1,838	—	—	13,094
Issuance of Common Stock under employee stock purchase plan	—	695	263	—	—	958

Balance, June 30, 2002	704	249,919	(1,495)	97,091	358	346,577

Comprehensive income:
Net income	—	—	—	56,277	—	56,277
Foreign currency translation	—	—	—	—	2,124	2,124

Comprehensive income						58,401
Exercise of stock options	18	21,527	—	—	—	21,545
Issuance of Common Stock under employee stock purchase plan	—	1,256	—	—	—	1,256

Balance, June 30, 2003	722	272,702	(1,495)	153,368	2,482	427,779

Comprehensive income:
Net income	—	—	—	77,014	—	77,014
Foreign currency translation	—	—	—	—	545	545

Comprehensive income						77,559
Issuance of restricted stock	—	871	—	—	—	871
Exercise of stock options	13	20,561	—	—	—	20,574
Issuance of Common Stock under employee stock purchase plan	—	1,904	—	—	—	1,904

Balance, June 30, 2004	$735	$296,038	$(1,495)	$230,382	$3,027	$528,687

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of EDMC and its wholly-owned subsidiaries. The results of operations of acquired entities are consolidated with those of the Company from the date of acquisition. All significant intercompany transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.

Prior to fiscal 2004, The Art Institutes and Argosy University were managed as separate operating segments. During the first quarter of fiscal 2004, we switched from an educational system approach to a centralized corporate structure utilizing divisions which have been aggregated into one operating segment. We currently have three distinct operating divisions organized by geographic locations within North America: The Eastern division; Central division; and Western division. As a result of common economic business and market conditions, these operating segments have been aggregated to form one distinct reporting segment.

During the fourth quarter of fiscal 2004 we recorded a $1.6 million adjustment to employee benefit expense for lower than expected health insurance claims for fiscal 2004. The estimate of the incurred but not reported claims used during prior fiscal quarters was found to be higher than the amounts determined at the end of fiscal 2004, leading to adjustment.

Stock Split

The Company’s Board of Directors declared a stock split effected in the form of a stock dividend, payable at the rate of one share of Common Stock for each outstanding share as of the close of business on December 1, 2003. The shares issued for the stock split were distributed on December 22, 2003. The share information for all periods presented has been adjusted to reflect the stock split.

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

Government Regulations

The Company’s U.S. schools participate in various federal student financial assistance programs (“Title IV Programs”) under Title IV of the Higher Education Act of 1965, as amended (the “HEA”). Approximately 73%, 68% and 65% of the Company’s net revenues in 2004, 2003 and 2002, respectively, were indirectly derived from funds distributed under these programs to students at its participating schools. Participating schools are required to comply with certain federal regulations established by the U.S. Department of Education.

Participating schools are required to administer Title IV Program funds in accordance with the HEA and U.S. Department of Education regulations and must use due diligence in approving and disbursing funds and servicing loans. In the event a participating school does not comply with federal requirements or if student loan default rates are at a level considered excessive by the federal government, that school could lose its eligibility to participate in Title IV Programs or could be required to repay funds determined to have been improperly disbursed. If one or more of the Company’s schools loses or suffers limited access to Title IV Program funds, that loss could have a materially adverse effect on the results of operations. However, management believes that its participating schools are in substantial compliance with the federal requirements and that student loan default rates are not at a level considered excessive.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain schools make contributions to Federal Perkins Loan Programs (the “Funds”). Current contributions to the Funds are made 75% by the federal government and 25% by the school. The Company carries its investments in the Funds at cost, net of an allowance for estimated future loan losses.

Cash and Cash Equivalents and Restricted Cash

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

Restricted cash balances include amounts held in escrow related to certain acquisitions. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs (See recent acquisitions below).

Inventories

Inventories consist mainly of textbooks and supplies held for sale to students enrolled in the Company’s educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

Recent Acquisitions

On October 1, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, the Company acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle will allow the Company to expand on its current base of students in the Vancouver area, while the purchase of Bradley will complement the Company’s existing presence in Pennsylvania. Bradley will allow the Company to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA. The pro forma information presented above does not include these two acquisitions because the impact of these acquisitions on operations was not material. The Company is in the process of finalizing the third-party valuation of certain tangible and intangible assets associated with the purchases; therefore, the allocation of the purchase price is subject to adjustment, which we do not believe will be material.

On September 2, 2003, the Company acquired 100 percent of the outstanding stock of American Education Centers, Inc. and related companies (“AEC”). AEC operates 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $103.5 million in cash; an additional $11.0 million in notes, payable on September 2, 2004; and assumed $3.5 million in debt. The purchase of AEC broadened the Company’s range of academic programs for working adults.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 14, 2003, the Company acquired 100 percent of the outstanding stock of South University, Inc. (“South”). South has four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South, which includes $4.0 million held in escrow. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs. The purchase of South broadened the Company’s program offerings in the health sciences.

The results of operations for AEC and South have been consolidated as of the respective closing dates. Approximately $145 million and $7.3 million were assigned to goodwill and intangible assets, respectively. The Company is in the process of finalizing the third-party valuation of certain tangible and intangible assets associated with AEC and South; therefore, the allocation of the purchase price is subject to adjustment, however the adjustments are not believed to be material to our financial position, operating results or cash flows.

The following table reports pro forma information as if the acquisitions of AEC and South had been completed at July 1, 2002 (unaudited, in thousands, except per share amounts). Pro forma results for the fiscal year ended June 30, 2004 include $15.9 million in expenses for AEC pertaining to stock compensation payouts and costs incurred related to the acquisition by EDMC. These stock plans at AEC are no longer in place, and the Company does not expect to incur charges of this nature in future periods.

	Year Ended June 30,
	2004	2003
Net revenues
As reported	$853,019	$640,027
Pro forma	863,349	712,304

Net income
As reported	$77,014	$56,277
Pro forma	67,852	64,910

Diluted earnings per share
As reported	$1.03	$0.77
Pro forma	0.91	0.89

The following table summarizes the estimated fair values of the assets we acquired and liabilities we assumed in connection with our acquisition of AEC (in thousands):

Current assets	$6,667
Property and equipment	11,355
Intangible assets	4,502
Goodwill	102,574

Total assets acquired	125,098
Current liabilities	7,078

Net assets acquired	$118,020

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets we acquired and liabilities we assumed in connection with our acquisition of South University (in thousands):

Current assets	$9,004
Property and equipment	3,340
Intangible assets	2,820
Goodwill	40,010

Total assets acquired	55,174
Current liabilities	8,155

Net assets acquired	$47,019

The following table presents the finite-lived intangible assets acquired with the purchase of AEC (dollars in thousands):

	Amount	Amortization Period (years)
Curriculum	$410	6
Accreditation	332	6
Title IV	160	6
Student contracts and applications	3,600	2

Total	$4,502

The following table presents the finite-lived intangible assets acquired with the purchase of South (dollars in thousands):

	Amount	Amortization Period (years)
Curriculum	$1,700	16
Accreditation	190	16
Title IV	160	16
Student contracts and applications	770	3

Total	$2,820

On November 8, 2002, the Company acquired all of the outstanding stock of Infocast Digital Arts Inc., which operated IDA Institute of Digital Arts in Richmond, British Columbia, Canada, for approximately $1.0 million in cash. This school was renamed The Art Institute of Vancouver.

On October 15, 2002, the Company purchased assets and assumed certain liabilities of California Design College, located in Los Angeles, California, for approximately $15.0 million in cash.

On October 3, 2002, the Company acquired all of the outstanding stock of the Center for Digital Imaging and Sound (“CDIS”) in Burnaby, British Columbia, Canada for approximately $9.9 million in cash. This school was renamed The Art Institute of Vancouver-Burnaby.

We acquired Infocast Digital Arts, California Design College and CDIS as part of our strategy to enter new geographic areas we believe are attractive based on a number of factors and to solidify our presence in growing markets.

These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The results of operations for each of the

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired entities have been consolidated as of the respective closing date. Pro forma information is not presented because the impact of the acquisitions other than AEC and South was not deemed to be material. The fair value for the material acquisitions described above has been determined by an independent appraisal by a third party. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill and other intangible assets.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for additions and major improvements are capitalized, while those for maintenance, repairs and minor renewals are expensed as incurred. The Company uses the straight-line method of depreciation for financial reporting, while using different methods for tax purposes. Depreciation is based upon estimated useful lives, ranging from 3 to 30 years. On April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates on actual usage. See Note 4 for additional information regarding the change in estimates for useful lives. Leasehold improvements are amortized over the term of the lease, or over their estimated useful lives, whichever is shorter.

The Company reviews property and equipment for impairment when an impairment indicator exists as defined under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). No impairment was identified in fiscal 2004, 2003 or 2002.

The Company conducts a major part of its operations at leased facilities and recognizes rent expense on a straight-line basis over the term of the lease. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases” (“SFAS 13”), as amended.

Goodwill and Intangible Assets

The Company accounts for goodwill according to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited.

The carrying values of goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually during the first quarter. If the fair value of the reporting unit is higher than the book value of the reporting unit, no impairment is recognized. If the fair value of the reporting unit is lower than the book value a hypothetical purchase price analysis would be prepared to determine a reduced book value of goodwill. The current value is then compared to the carrying value of goodwill. To the extent that the current fair value is lower than the carrying value, an impairment must be recorded. The Company completed the annual impairment test for fiscal 2004, and no impairment was determined. Future impairment tests will continue to be performed in the first fiscal quarter, annually or more frequently, if necessary. Any resulting impairment charge, if any, would be reflected as an operating expense. Individual campus components have been aggregated to form three distinct operating groups by geographic locations within North America. These groups are the Eastern, Central and Western groups, each of which represent a reporting unit at which goodwill is analyzed for impairments.

Intangible assets are recorded at their fair market value as of the acquisition date, as determined by an independent appraiser. The Company uses the straight-line method of amortization for those intangibles, including online curriculum with an identifiable useful life. The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS 144.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured in the functional currency, Canadian dollars. Accordingly, the assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect as of the balance sheet date, while revenues and expenses are translated into U.S. dollars using the average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of shareholders’ investment designated as accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains or losses during the years ended June 30, 2004 and 2003 were not material.

Financial Instruments

The fair values and carrying amounts of the Company’s financial instruments, primarily accounts receivable and debt, are approximately equivalent. The Company had outstanding borrowings under the revolving credit facility and one fixed-rate mortgage debt instrument as of June 30, 2004. The mortgage obligation had an outstanding balance of $3.4 million, bears interest at 7.13% and provides for monthly installments of approximately $26,000, with a balloon payment of $3.3 million due March 2006. Borrowings under the revised revolving credit facility bear interest at floating rates based upon market rates. At June 30, 2004 and 2003 these borrowings were classified as current as they were subsequently repaid in July. At June 30, 2004, we had a note payable of $11.0 million, which was paid on September 2, 2004. All other financial instruments are classified as current and will be utilized within the next operating cycle.

Revenue Recognition and Receivables

Our net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. Bookstore and housing revenue is largely a function of the average student population at our Art Institutes. The Company derived 90.8%, 90.8%, and 90.2% of its net revenues from tuition and fees paid by, or on behalf of, its students in fiscal 2004, 2003 and 2002, respectively. Net revenues are reduced for student refunds and scholarships. Bookstore and restaurant revenue is recognized when the sale occurs. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part refundable.

The Company bills tuition and fees and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most Art Institute and AEC programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy and South schools have programs starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of the fiscal quarter, the Company has revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 and 104, “Revenue Recognition in Financial Statements.”

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company generally determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student and establishing a reserve based on the likelihood of collection, which is primarily based upon historic experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met and internal collection measures have been taken, the account is placed with an outside collection agency. Student accounts in collection are fully reserved and are evaluated on a case-by-case basis before being written off.

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

Advertising costs are expensed in the fiscal year incurred and classified as general and administrative expense in the accompanying consolidated statements of income. The Company’s advertising expense was $46.2 million, $35.0 million, and $29.2 million for fiscal 2004, 2003 and 2002, respectively.

Amortization of intangibles relates primarily to the values assigned to identifiable intangibles, which arose principally from the acquisitions discussed above (see also Note 5). These intangible assets are amortized over periods ranging from 1 to 17 years.

Stock Compensation

The Company maintains two Stock Incentive Plans for directors, executive management and key personnel, which provides for the issuance of stock-based incentive awards. In addition, the Company also had two non-qualified management option plans under which options to purchase shares of Common Stock were granted to management employees prior to 1996.

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

	Year ended June 30,
	2004	2003	2002
Net income:
As reported	$77,014	$56,277	$42,314
Stock-based employee compensation expense included in reported net income, net of tax	542	—	—
Stock-based employee compensation expense determined under the fair value method, net of tax	(16,003)	(6,634)	(6,111)

Pro forma net income	$61,553	$49,643	$36,203

Basic earnings per share:
As reported	$1.06	$0.79	$0.64
Pro forma	0.84	0.70	0.55

Diluted earnings per share:
As reported	$1.03	$0.77	$0.61
Pro forma	0.82	0.69	0.53
Weighted average fair value of options granted*	$16.58	$19.61	$14.10

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2004	2003	2002
Risk-free interest rate	2.86%	2.80%	4.09%
Expected dividend yield	—	—	—
Expected life of options (years)	4.5	4.5	4.5
Expected volatility rate	53.8%	59.0%	60.0%

Recently Issued Accounting Standards

The Company adopted FASB Interpretation No. 46R (“FIN 46”), “Consolidation of Variable Interest Entities,” for the quarter ended March 31, 2004. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires identification of the Company’s participation in variable interest entities (“VIE”), which are identified as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bars a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN 46 did not have any impact on the consolidated financial statements of the Company.

Supplemental Disclosures of Cash Flow Information

	Year ended June 30,
	2004	2003	2002
	(in thousands)
Cash paid during the period for:
Interest	$1,779	$925	$771
Income taxes	34,233	30,530	19,885
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	5,741	5,651	9,477
Tax benefit for options exercised	10,460	8,220	5,869
Stock options exchanged in connection with acquisition of a subsidiary	—	—	2,279

Cash paid for acquisitions:
Fair value of:
Assets acquired	$190,210	$28,910	$152,875
Liabilities assumed	(14,515)	(3,376)	(36,280)
Less: cash acquired	(6,918)	(1,873)	(9,920)
Notes payable	(11,000)	—	—
Stock options exchanged in connection with acquisition of a subsidiary	—	—	(2,279)

Net cash paid for acquisitions	$157,777	$23,661	$104,396

Net proceeds from issuance of Common Stock:
Total proceeds received per Consolidated Statement of Shareholders’ Investment	$22,478	$22,801	$143,956
Tax benefit for option exercise	(10,460)	(8,220)	(5,869)
Stock options exchanged in connection with acquisition of a subsidiary	—	—	(2,279)

Net proceeds from issuance of Common Stock	$12,018	$14,581	$135,808

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior-year balances have been reclassified to conform to the current-year presentation.

2.    SHAREHOLDERS’ INVESTMENT:

Pursuant to the Company’s Preferred Share Purchase Rights Plan (the “Rights Plan”), one Preferred Share Purchase Right (a “Right”) is associated with each outstanding share of Common Stock. Each Right entitles its holder to buy one two-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at an exercise price of $50, subject to adjustment (the “Purchase Price”). The Rights Plan is not subject to shareholder approval.

The Rights will become exercisable under certain circumstances following a public announcement by a person or group of persons (an “Acquiring Person”) that they acquired or commenced a tender offer for 17.5% or more of the outstanding shares of Common Stock. If an Acquiring Person acquires 17.5% or more of the Common Stock, each Right will entitle its holder, except the Acquiring Person, to acquire upon exercise a number of shares of Common Stock having a market value of two times the Purchase Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold after a person or group of persons becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Purchase Price, that number of shares of the acquiring company having a market value of two times the Purchase Price. The Rights will expire in fiscal 2007 and are subject to redemption by the Company at $0.01 per Right, subject to adjustment.

The Company’s Common Capital Stock consists of 120,000,000 authorized shares of common stock, $0.01 par value.

	Issued	Held in Treasury	Outstanding
Balance, June 30, 2002	70,364,406	180,364	70,184,042

Shares issued under Employee Stock Purchase Plans	75,348	—	75,348
Shares issued under Stock Option Plans	1,721,628	—	1,721,628

Balance, June 30, 2003	72,161,382	180,364	71,981,018

Shares issued under Employee Stock Purchase Plans	81,239	—	81,239
Shares issued under Stock Option Plans	1,276,876	—	1,276,876

Balance, June 30, 2004	73,519,497	180,364	73,339,133

3.    EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of Diluted Shares (prior periods adjusted for the stock split, see Note 1):

	Year ended June 30,
	2004	2003	2002
	(in thousands)
Basic shares	72,786	70,956	66,052
Dilution for stock options	2,084	2,062	2,906

Diluted shares	74,870	73,018	68,958

Options to purchase 190,500, 194,192 and 177,472 shares were excluded from the dilutive earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period) for fiscal years 2004, 2003, and 2002 respectively.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at June 30:

	2004	2003
	(in thousands)
Assets (asset lives in years)
Land	$10,213	$8,740
Buildings and improvements (15 to 30)	81,411	63,674
Furniture and equipment (3 to 10)	232,660	204,670
Library books (10)	13,543	9,018
Leasehold interests and improvements (1 to 20)	137,357	110,494
Aircraft (12)	2,240	—
Construction in progress	—	7,598

Total	477,424	404,194
Less accumulated depreciation	201,276	173,445

	$276,148	$230,749

Depreciation expense for the fiscal years ended June 30, 2004, 2003, and 2002 was approximately $48.4 million, $40.5 million and $30.0 million, respectively.

On April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates of actual usage. This change was a result of the reevaluating the estimated useful lives of certain fixed asset categories. While the estimated useful life of furniture and fixtures, culinary equipment and library book increased, the estimated useful life of personal computers decreased. The change in the useful lives was as follows

	Useful lives (in years)
	Prior	Current
Category of Asset
Personal computers	5	3
Furniture and fixtures	5	7
Culinary equipment	5	7
Library books	3	10

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounted for this change in accounting estimate prospectively. The adjustment of useful lives resulted in an additional depreciation charge of approximately $3.2 million in the fourth quarter of fiscal 2003 and $0.6 million in fiscal 2004.

5.    INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill for the years ended June 30, 2004 and 2003, were as follows (in thousands):

Balance as of June 30, 2002	$131,309
Goodwill related to acquisitions and earnout payments during fiscal 2003	24,391
Purchase price adjustments(1)	(1,321)
Goodwill variance due to foreign currency translation	2,322

Balance as of June 30, 2003	156,701
Goodwill related to acquisitions and earnout payments during fiscal 2004	154,685
Goodwill variance due to foreign currency translation	139

Balance as of June 30, 2004	$311,525

(1)	The purchase price adjustment in fiscal 2003 for Argosy relates primarily to the refinement of the liability established for the straight-line effect of applicable leases.

Intangible assets consisted of the following (dollars in thousands):

	At June 30, 2004			At June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$13,260	$(4,973)	7	$9,126	$(3,080)
Accreditation	4,023	(1,043)	11	3,534	(732)
Bachelor’s degree programs	1,100	(270)	15	1,100	(198)
Student contracts and applications	12,502	(7,804)	3	7,854	(3,589)
Software	424	(299)	4	395	(166)
Title IV	1,130	(172)	12	785	(82)
Tradename	500	—	Indefinite	500	—
Other	3,738	(1,520)	15	2,768	(1,323)

Total	$36,677	$(16,081)	5	$26,062	$(9,170)

Amortization of intangible assets for the years ended June 30, 2004, 2003, and 2002 was approximately $6.9 million, $4.4 million and $2.9 million, respectively. Additionally, approximately $1.2 million of goodwill was written off in 2002 in connection with the closure of the National Center for Paralegal Training and the Halifax, Nova Scotia location of ITI. Estimated amortization expense for amortized intangible assets for the next five fiscal years is as follows:

Fiscal years	(in thousands)
2004	$6,171
2005	3,169
2006	1,684
2007	1,296
2008	1,016

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    INDEBTEDNESS:

The Company and its subsidiaries were indebted under the following obligations as of June 30 (in thousands):

	2004	2003
Revolving credit facilities	$125,100	$35,000
Note payable	11,000	—
Mortgage debt, fixed rate of 7.13% with monthly payments of $26, including interest, through March 1, 2006	3,422	3,500
Capital lease	38	—

	139,560	38,500
Less current portion	125,194	35,074

	$14,366	$3,426

On August 18, 2003, the Company and its lenders amended and restated a Credit Agreement that increased allowable borrowings from $150 million to $250 million. The Credit Agreement, which expires on August 18, 2008, contains customary covenants that, among others matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. At June 30, 2004, the Company had $125.1 million drawn against this facility and was in compliance with covenants under the Credit Agreement. The Company repaid the entire amount under the revolver in July 2004. The Company pays commitment fees on the unused credit amount under the facility. At June 30, 2004 these fees were 20 basis points of the available borrowings, based upon a measure of leverage as defined in the Credit Agreement. The Company had approximately $3.9 million of letters of credit outstanding at June 30, 2004, which reduced the available borrowings under the facility. The $11.0 million note payable was paid on September 2, 2004.

Relevant information regarding borrowings under the revolving credit facilities under both the Credit Agreement and the prior credit agreement is reflected below:

	Year ended June 30,
	2004	2003	2002
	(dollars in thousands)
Outstanding borrowings, end of period	$125,100	$35,000	$25,000
Approximate average outstanding balance throughout the period	26,121	83	9,957
Approximate maximum outstanding balance during the period	125,100	35,000	53,750
Weighted average interest rate for the period	2.25%	2.51%	4.45%

As of June 30, 2004, future annual principal payments on debt related instruments are as follows:

Fiscal years	(in thousands)
2005	$94
2006	3,328

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various dates through September 2022. Rent expense under these leases was $80.5 million, $68.1 million, and $52.7 million respectively for 2004, 2003 and 2002. Rent expense includes short-term commitments for student housing of $23.8 million, $19.8 million, and $18.5 million respectively for 2004, 2003 and 2002. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 2004 are reflected below:

Fiscal Years	(in thousands)
2005	$78,264
2006	67,525
2007	59,458
2008	54,893
2009	52,515
Thereafter	180,449

$493,104

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.4 million at June 30, 2004. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities. The minimum future commitments under non-cancelable, long-term operating leases at June 30, 2004 are reflected in the above table.

The Company has a management incentive compensation plan that provides for the awarding of cash bonuses to management personnel using formalized guidelines based upon the operating results of individual schools and of the Company and other qualitative factors. These amounts are reflected in accrued liabilities in the accompanying balance sheets.

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

On December 11, 2003, the ABA Council of the Section of Legal Education and Admission to the Bar notified Western State University (“WSU”) that the Council had adopted a motion to withdraw provisional approval and that the matter would be submitted to the ABA House of Delegates at its meeting in February 2004. On January 16, 2004, WSU and two WSU students filed a lawsuit against the ABA in the United States District Court for the Central District of California seeking a preliminary injunction preventing the ABA from reviewing the Council’s decision to withdraw provisional approval at the February meeting of the House of Delegates. WSU and the ABA subsequently reached an agreement pursuant to which WSU voluntarily relinquished ABA approval as of August 8, 2004. In accordance with the terms of the settlement agreement, WSU filed a new application for provisional approval by the ABA on August 23, 2004. Under the terms of the settlement agreement, the ABA will perform a site inspection in the fall of 2004. Following the site visit, the inspection team will issue an inspection report which will be most likely be acted upon by the Accreditation Committee of the Section on Legal Education and Admission to the Bar in January 2005 and by the Council and the House of Delegates in

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 2005. WSU continues to be eligible to participate in federal financial aid programs, as it is separately accredited by the Senior Commission of the Western Association of Schools and Colleges. WSU is also accredited by the Committee of Bar Examiners of the State Bar of California. The Company has concluded that, despite the actions described above, an impairment of WSU’s assets is not apparent.

8.    RELATED PARTY TRANSACTIONS:

The Art Institute of Philadelphia, a division of The Art Institutes International, Inc (“AII”), which is a wholly-owned subsidiary of EDMC, leases one of the buildings it occupies from a partnership in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are among the minority limited partners. The Art Institute of Fort Lauderdale, Inc., a wholly-owned subsidiary of AII, leases part of its facilities from a partnership in which an executive officer/director of EDMC is one of several minority limited partner. Total rental payments, which are included in educational services on the consolidated income statements, under these arrangements were approximately $2.9 million, $2.4 million and $2.5 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

South University, which is a wholly-owned subsidiary of EDMC, leases two of the buildings it occupies from two separate entities owned by the President of South University, who became an employee of EDMC after the purchase of South. Total rental payments, which are included in educational services on the consolidated statements of income, under these arrangements were approximately $0.8 million for the fiscal year ended June 30, 2004.

9.    EMPLOYEE BENEFIT PLANS:

The Company sponsors a retirement plan that covers substantially all employees. This plan provides for matching Company contributions of 100% of employee 401(k) contributions up to 3% of compensation and 50% of contributions between 4% and 6% of compensation. Other contributions to the plan are at the discretion of the Board of Directors. The provisions of the plan allow that forfeitures of unvested balances can be used to reduce the Company’s matching contributions. The expense relating to these plans was approximately $4.3 million, $2.8 million and $1.8 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The increase in the expense results from an increased number of employees) and less forfeitures available to offset the Company match.

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

10.    OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following at June 30 (in thousands):

	2004	2003
Investment in federal Perkins Loan Program, net of allowance for estimated future loan losses of $1,534 and $1,362	$3,579	$3,339
Cash value of life insurance, face value of $7,379 at June 30, 2004	4,579	4,322
Deferred compensation plan	4,062	2,558
Other	2,456	2,012

	$14,676	$12,231

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    ACCRUED LIABILITIES:

Accrued liabilities consist of the following at June 30 (in thousands):

	2004	2003
Payroll and related taxes	$22,113	$14,679
Income and other taxes	1,576	1,223
Professional fees	1,475	1,291
Other	14,025	12,884

	$39,189	$30,077

12.    INCOME TAXES:

The composition of income before taxes from foreign and domestic locations for the year ended June 30 follows (in thousands):

	2004	2003	2002
Income before taxes
Domestic	$138,888	$94,499	$70,845
Foreign	(8,377)	(3,048)	(3,430)

	$130,511	$91,451	$67,415

The provision for income taxes includes current and deferred taxes as reflected below (in thousands):

	Year ended June 30,
	2004	2003	2002
Current taxes:
Federal	$42,744	$29,704	$23,671
State	12,985	5,567	4,221
Tax benefit on stock options	(10,461)	(8,220)	(5,869)

Total current taxes	45,268	27,051	22,023
Deferred taxes	(2,232)	(97)	(2,791)
Tax benefit on stock options	10,461	8,220	5,869

Total provision	$53,497	$35,174	$25,101

The provision for income taxes reflected in the accompanying consolidated statements of income varies from the amounts that would have been provided by applying the federal statutory income tax rate to earnings before income taxes as shown below:

	Year ended June 30,
	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.5	3.5	2.7
Goodwill and intangible asset related charges	—	0.2	0.6
Nondeductible expenses	0.7	0.3	0.3
Tax liability adjustment	(1.0)	—	(1.1)
Tax credits	—	—	(1.2)
Increase in valuation allowance	3.1	—	1.3
Other, net	(1.3)	(0.5)	(0.4)

Effective income tax rate	41.0%	38.5%	37.2%

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net deferred income tax assets (liabilities) consist of the following as of June 30 (in thousands):

	2004	2003	2002
Deferred income tax—current	$17,203	$11,739	$10,122
Deferred income tax—long term	1,751	(30)	1,742

Gross deferred tax asset	18,954	11,709	11,864
Valuation allowance	(7,643)	(3,578)	(3,578)

Net deferred income tax asset	$11,311	$8,131	$8,286

Consisting of:
Allowance for doubtful accounts	$16,981	$10,858	$9,063
Assigned asset values for intangible assets in excess of tax basis	(8,035)	(3,984)	(3,337)
Depreciation	(3,498)	(4,451)	(401)
Foreign and state net operating loss carryforwards	10,262	7,503	6,979
Financial reserves and other	3,244	1,783	(440)
Valuation allowance	(7,643)	(3,578)	(3,578)

Net deferred income tax asset	$11,311	$8,131	$8,286

The Company has not provided any U.S. tax on undistributed earnings or losses of foreign subsidiaries that are reinvested indefinitely outside the United States. As of June 30, 2004 and 2003, consolidated retained earnings of the Company included approximately $14.9 million and $6.5 million of undistributed losses from these investments, respectively.

At June 30, 2004, the Company had state net operating loss carryforwards of approximately $45.1 million and foreign net operating loss carryforwards of approximately $18.2 million (of which $5.1 million relate to acquired net operating losses) that are available to offset certain state and foreign future taxable income. These net operating loss carryforwards expire at varying dates beginning in fiscal 2007 through 2023.

The valuation allowance for deferred tax assets for fiscal 2004 and 2003 was $7.6 million and $3.6 million, respectively, related to the foreign net operating loss carryforward. The change in the valuation allowance was due to the Company’s Canadian net deferred tax assets. The Company has deferred recognition of these assets until such time that the Canadian operations become profitable. Management assesses the realizability of the deferred tax asset and considers whether it is more likely than not that some or all of the assets will be realized. The ultimate realization of the deferred tax asset recorded for net operating losses is dependent upon the generation of future taxable income during the periods in which the assets can be utilized.

13.    STOCK-BASED COMPENSATION:

The Company maintains a 1996 Stock Incentive Plan and a 2003 Stock Incentive Plan for directors, executive management and key personnel, which provide for the issuance of stock-based incentive awards. An aggregate of 12,000,000 and 5,400,000 shares of Common Stock are reserved for issuance under the 1996 Stock Incentive Plan and 2003 Stock Incentive Plan, respectively. Prior to fiscal 2004, options issued to employees under the 1996 Incentive Plan provide for time-based vesting over three years. The majority of the grants made to employees in fiscal 2004 provide for time-based vesting over two years.

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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company made a restricted stock grant of 100,000 shares in the first quarter of 2004. Compensation expense of approximately $0.9 million, is being recognized on a straight line basis over the vesting period.

The Company also has an employee stock purchase plan. The plan allows eligible employees of the Company to purchase at a specified discount, up to an aggregate of 3,000,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan was 81,239, 75,348 and 37,560 in fiscal 2004, 2003 and 2002, respectively. In fiscal 2002 an additional 31,696 shares were issued from treasury under this plan. The Company had an ESOP feature as part of its retirement plan for its employees. Under the ESOP feature of the plan, the Company is under no further obligation to make ESOP contributions to the Plan, but may do so at its discretion. No Company contributions were made in fiscal 2004 or 2003.

The Company’s Board of Directors declared a stock split effected in the form of a stock dividend, payable at the rate of one share of Common Stock as of the close of business on December 1, 2003 for each common share outstanding. The shares issued for the stock split were distributed on December 22, 2003. The share information for all periods presented have been adjusted to reflect the stock split.

Summary of Stock Options

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,632,654	$11.84	7,108,284	$10.28	5,135,948	$6.65
Granted	3,124,214	29.68	534,566	19.64	3,396,246	13.99
Exercised	1,404,317	9.57	1,759,772	7.97	1,260,338	5.86
Forfeited	504,512	18.09	250,424	9.94	163,572	7.43

Outstanding, end of year	6,848,039	$7.70	5,632,654	$11.84	7,108,284	$10.28

Exercisable, end of year	2,513,866		2,728,256		2,329,770

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 3.75–$ 4.67	654,270	4.87	$4.52	654,270	$4.52
$ 6.19–$9.25	547,172	2.79	7.94	547,172	7.94
$9.40–$14.00	1,432,936	7.25	12.20	720,500	12.19
$15.00–$21.94	1,134,407	7.61	18.34	589,289	18.00
$23.03–$32.92	3,065,254	9.41	30.18	2,635	23.03
$34.62	14,000	9.92	34.62	—	—

	6,848,039	7.70	$20.23	2,513,866	$10.64

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item will be contained in the Proxy Statement under the captions “Nominees as Directors for Terms Expiring at the 2007 Annual Meeting of Shareholders,” “Directors Continuing in Office,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)    Financial Statements:

The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 43 through 63 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Income for years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Investment for years ended June 30, 2004, 2003 and 2002

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

Date: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT B. KNUTSON Robert B. Knutson	Chairman and Director	September 13, 2004

/s/ JOHN R. MCKERNAN, JR. John R. McKernan, Jr.	Chief Executive Officer and Director	September 13, 2004

/s/ ROBERT T. MCDOWELL Robert T. McDowell	Executive Vice President and Chief Financial Officer	September 13, 2004

/s/ ROBERT H. ATWELL Robert H. Atwell	Director	September 13, 2004

/s/ JAMES J. BURKE, JR. James J. Burke, Jr.	Director	September 13, 2004

/s/ WILLIAM M. CAMPBELL, III William M. Campbell, III	Director	September 13, 2004

/s/ MARTIN L. GARCIA Martin L. Garcia	Director	September 13, 2004

/s/ MIRYAM L. KNUTSON Miryam L. Knutson	Director	September 13, 2004

/s/ JAMES S. PASMAN, JR. James S. Pasman, Jr.	Director	September 13, 2004

/s/ FRIEDRICH TEROERDE Friedrich Teroerde	Director	September 13, 2004

/s/ DANIEL M. FITZPATRICK Daniel M. Fitzpatrick	Senior Vice President and Controller	September 13, 2004

SCHEDULE II

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Other(a)	Balance at End of Period
Allowance accounts for:
Year ended June 30, 2002
Uncollectable accounts receivable	$17,410	$12,463	$7,575	$1,645	$24,003
Estimated future loan losses	1,252	48	—	—	1,300
Deferred tax asset valuation allowance	—	874	—	2,704	3,578

Year ended June 30, 2003
Uncollectable accounts receivable	$24,003	$13,242	$10,984	$576	$26,837
Estimated future loan losses	1,300	62	—	—	1,362
Deferred tax asset valuation allowance	3,578	—	—	—	3,578

Year ended June 30, 2004
Uncollectable accounts receivable	$26,837	$22,423	$8,357	$—	$40,903
Estimated future loan losses	1,362	172	—	—	1,534
Deferred tax asset valuation allowance	3,578	4,065	—	—	7,643

(a)	Allowance for uncollectable accounts receivable and valuation allowance for deferred tax assets acquired in connection with acquisitions of subsidiaries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit	Method of Filing

3.01	Amended and Restated Articles of Incorporation	Incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8 (File No. 333-110706) filed on November 24, 2003

3.02	Restated By-laws	Incorporated herein by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003

4.01	Specimen Common Stock Certificate	Incorporated herein by reference to Exhibit 4.01 to Amendment No. 3 filed on October 28, 1996 to the Company’s Registration Statement on Form S-1 (File No. 333-10385) filed on August 19, 1996 (the “Form S-1”)

4.02	Rights Agreement, dated as of October 1, 1996, between Education Management Corporation and Mellon Bank, N.A	Incorporated herein by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 (the “1997 Form 10-K”)

4.03	Amendment No. 1, dated November 9, 1999, to the Rights Agreement dated as of October 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent	Incorporated herein by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the “September 30, 1999 10-Q”)

4.04	Letter Agreement dated November 9, 1999 by and among the Company, Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management Inc. and Ronald Baron	Incorporated herein by reference to Exhibit 4.02 to the September 30, 1999 10-Q

4.05	Amended and Restated Credit Agreement dated September 20, 2001 among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated herein by reference to Exhibit 2 to Schedule 13D filed by Argosy Education Group, Inc. (“Argosy”) on October 9, 2001

4.06	First Amendment to Amended and Restated Credit Agreement, dated February 15, 2002, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated herein by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 (the “2002 Form 10-K”

4.07	Second Amendment to Amended and Restated Credit Agreement, dated August 19, 2002, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated herein by reference to Exhibit 4.07 to the 2002 Form 10-K

4.08	Waiver and Third Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2003, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated by reference to Exhibit 4.08 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 (the “2003 Form 10-K”)

Exhibit Number	Exhibit	Method of Filing

4.09	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2003, among the Company, National City Bank of Pennsylvania as the agent for the other lenders identified therein, and certain banks	Incorporated by reference to Exhibit 4.09 to the 2003 Form 10-K

4.10	Second Amended and Restated Credit Agreement dated as of August 18, 2003 by and among Education Management Corporation as the Borrower, The Banks Party Thereto as the Banks and National City Bank of Pennsylvania as the Agent and Wachovia Bank, National Association, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Documentation Agent	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2003 (the “September 17, 2003 8-K”)

10.01	Stock Purchase Agreement dated as of June 24, 2003 by and among Education Management Corporation and Russell E. Palmer, Bradley C. Palmer, The Stephen R. Palmer Living Trust, The Russell E. Palmer III Living Trust, The Karen J. Korfmann Living Trust, Michael Masin, Connie Walter, Technology Leaders L.P., Technology Leaders First Corp., J. William Brooks, Gerard Francois, Danny Finuf, The Companies Signatory Thereto and Sellers’ Representative.	Incorporated herein by reference to Exhibit 2.1 to the September 17, 2003 8-K

10.02	Education Management Corporation Retirement Plan	Incorporated by reference to Exhibit 10.02 to the 2003 Form 10-K*

10.03	Education Management Corporation Management Incentive Stock Option Plan, effective November 11, 1993	Incorporated herein by reference to Exhibit 10.05 to the Form S-1*

10.04	EMC Holdings, Inc. Management Incentive Stock Option Plan, effective July 1, 1990	Incorporated herein by reference to Exhibit 10.06 to Amendment No. 1 to the Form S-1, filed on October 1, 1996 (“Amendment No. 1”)*

10.05	Form of Management Incentive Stock Option Agreement, dated various dates, between EMC Holdings, Inc. and various management employees	Incorporated herein by reference to Exhibit 10.07 to Amendment No. 1*

10.06	Form of Amendment to Management Incentive Stock Option Agreement, dated January 19, 1995, among Education Management Corporation and various management employees	Incorporated herein by reference to Exhibit 10.08 to Amendment No. 1*

10.07	Education Management Corporation Deferred Compensation Plan	Incorporated by reference to Exhibit 10.07 to the 2003 Form 10-K*

10.08	Education Management Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.08 to the 2003 Form 10-K*

Exhibit Number	Exhibit	Method of Filing

10.09	2001 Restatement of the Education Management Corporation 1996 Stock Incentive Plan	Incorporated herein by reference to Exhibit A to the Proxy Statement for the Company’s 2001 Annual Meeting*

10.10	Education Management Corporation 2003 Incentive Plan	Incorporated by reference to Appendix B to the Proxy Statement for the Company’s 2003 Annual Meeting*

10.11	Fourth Amended and Restated Employment Agreement, dated as of August 5, 2003, between Robert B. Knutson and Education Management Corporation	Incorporated by reference to Exhibit 10.10 to the 2003 Form 10-K*

10.12	Amended and Restated Employment Agreement, dated as of August 5, 2003, between John R. McKernan, Jr. and Education Management Corporation	Incorporated by reference to Exhibit 10.11 to the 2003 Form 10-K*

10.13	Form of Employment Agreement, dated as of June 4 and September 8, 1999, between certain executives and Education Management Corporation	Incorporated herein by reference to Exhibit 10.10 to the 1999 Form 10-K*

10.14	Employment Agreement dated July 9, 2001 between Michael C. Markovitz and Education Management Corporation	Incorporated herein by reference to Exhibit 10.13 to the 2002 Form 10-K*

10.15	Employment Agreement dated June 12, 2003 between J. William Brooks and Education Management Corporation	Incorporated by reference to Exhibit 10.14 to the 2003 Form 10-K*

10.16	Restricted Stock Award Agreement dated September 2, 2003 between J. William Brooks and Education Management Corporation	Incorporated by reference to Exhibit 10.15 to the 2003 Form 10-K*

10.17	Form of EMC-Art Institutes International, Inc. Director’s and/or Officer’s Indemnification Agreement	Incorporated herein by reference to Exhibit 10.17 to the Form S-1*

10.18	Senior Management Team Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.12 to the 1999 Form 10-K*

10.29	Common Stock Registration Rights Agreement, dated as of August 15, 1996, among Education Management Corporation and Marine Midland Bank, Northwestern Mutual Life Insurance Company, National Union Fire Insurance Company of Pittsburgh, PA, Merrill Lynch Employees LBO Partnership No. I, L.P., Merrill Lynch IBK Positions, Inc., Merrill Lynch KECALP L.P., 1986, Merrill Lynch Offshore LBO Partnership No. IV, Merrill Lynch Capital Corporation, Merrill Lynch Capital Appreciation Partnership IV, L.P., Robert B. Knutson and certain other individuals	Incorporated herein by reference to Exhibit 10.19 to the 1997 Form 10-K

16.01	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 10, 2002	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K dated May 14, 2002.

Exhibit Number	Exhibit	Method of Filing

21.01	Material subsidiaries of Education Management Corporation	Filed herewith

23.01	Consent of Ernst & Young LLP	Filed herewith

31.01	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.02	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

32.01	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

32.02	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement.