Form 10-Q
period 2004-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2004-11-09
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding at September 30, 2004 was 73,511,469.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of
	September 30, 2004	June 30, 2004	September 30, 2003
	(unaudited)		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$88,228	$116,728	$20,263
Restricted cash	10,407	6,414	8,812

Total cash and cash equivalents	98,635	123,142	29,075

Receivables, net	62,964	52,196	58,083
Inventories	7,905	5,002	7,332
Deferred income taxes	17,203	17,203	12,830
Prepaid income taxes	—	—	5,423
Other current assets	10,555	7,511	11,775

Total current assets	197,262	205,054	124,518

Property and equipment, net	283,241	276,148	252,411
Deferred income taxes and other long-term assets	14,816	14,676	13,270
Intangible assets, net of amortization	19,309	20,596	23,147
Goodwill	312,663	311,525	299,947

Total assets	$827,291	$827,999	$713,293

Liabilities and shareholders’ investment

Current liabilities:
Current portion of long-term debt	$233	$125,194	$50,120
Notes payable	—	11,000	11,000
Accounts payable	38,992	30,079	31,926
Accrued liabilities	31,984	39,189	32,138
Accrued income taxes	12,505	6,786	2,878
Advanced payments	134,937	46,351	106,325
Unearned tuition	47,935	22,909	34,476

Total current liabilities	266,586	281,508	268,863

Long-term debt, less current portion	5,376	3,366	3,401
Deferred income taxes	5,336	5,892	3,578
Other long-term liabilities	8,652	8,546	2,866

Shareholders’ investment:
Common stock	736	735	726
Additional paid-in capital	298,396	296,038	274,913
Treasury stock, at cost	(1,495)	(1,495)	(1,495)
Retained earnings	238,535	230,382	157,869
Accumulated other comprehensive income	5,169	3,027	2,572

Total shareholders’ investment	541,341	528,687	434,585

Total liabilities and shareholders’ investment	$827,291	$827,999	$713,293

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended September 30,
	2004	2003
Net revenues	$213,594	$168,976

Costs and expenses:
Educational services	150,825	123,599
General and administrative	46,532	35,862
Amortization of intangible assets	1,766	1,446

	199,123	160,907

Income before interest and taxes	14,471	8,069
Interest expense, net	723	690

Income before income taxes	13,748	7,379
Provision for income taxes	5,595	2,878

Net income	$8,153	$4,501

Earnings per share:
Basic	$0.11	$0.06

Diluted	$0.11	$0.06

Weighted average number of shares outstanding (000’s):
Basic	73,418	72,136

Diluted	75,167	74,816

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the three months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,153	$4,501

Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	14,495	12,588
Changes in current assets and liabilities:
Restricted cash	(3,993)	(8,217)
Receivables	(10,753)	(12,154)
Inventories	(2,898)	(2,523)
Other current assets	(3,013)	(1,236)
Accounts payable	8,815	5,614
Accrued liabilities	(1,629)	2,308
Advance payments	88,486	60,528
Unearned tuition	25,037	21,047

Total adjustments	114,547	77,955

Net cash flows from operating activities	122,700	82,456

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(11,031)	(149,050)
Expenditures for property and equipment	(18,137)	(18,336)
Other items, net	3,216	(933)

Net cash flows from investing activities	(25,952)	(168,319)

Cash flows from financing activities:
Revolving credit facility activity, net	(125,100)	15,120
Principal payments on debt	(25)	(99)
Proceeds from issuance of Common Stock	2,359	2,215

Net cash flows from financing activities	(122,766)	17,236

Effective exchange rate changes on cash	(2,482)	(67)

Net change in cash and cash equivalents	(28,500)	(68,694)

Cash and cash equivalents, beginning of period	116,728	88,957

Cash and cash equivalents, end of period	$88,228	$20,263

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$256	$495
Income taxes	434	7
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	5,655	5,923

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2004 (the “Fiscal 2004 Annual Report”). These condensed consolidated financial statements include the accounts of Education Management Corporation and its consolidated subsidiaries. The accompanying condensed consolidated balance sheet at June 30, 2004 has been derived from the audited balance sheet included in the Company’s Fiscal 2004 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2005 and 2004 refer to the periods ended September 30, 2004 and 2003, respectively.

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

On October 25, 2004, the Company announced that its American Education Centers (“AEC”) campuses will be renamed Brown Mackie College, subject to regulatory approvals, in order to establish a common national identity. References in this Form 10-Q to AEC refer to Brown Mackie College.

Certain prior period balances have been reclassified to conform to the current period presentation.

NATURE OF OPERATIONS

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

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment has typically peaked in the fall (fiscal year second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students at the Company’s schools enrolling in bachelor’s and post-bachelor’s degree programs. The decreased effect of seasonal fluctuations on the results of operations is discussed in “Change in Accounting” below.

CHANGE IN ACCOUNTING

In previous years, the Company allocated advertising and admissions expenses to each quarter within the fiscal year as permitted under Accounting Principles Board Opinion (“APB”) 28, “Interim Financial Reporting”, which permits the allocation of costs to all periods within a fiscal year when future periods benefit from the expenditure. Advertising and admissions expenses were not deferred from one fiscal year to the next. In recent years, a significantly larger percentage of the Company’s students have enrolled in longer academic programs such as bachelor’s and graduate degree programs as compared to earlier fiscal years. This has led to more students in attendance for a given fiscal year who started their degree in a prior fiscal year, as well as less fluctuation in starting student body on a quarter to quarter basis, the metric by which the Company estimated the advertising and admissions allocation within a fiscal year. The increased offerings of bachelor’s and post-bachelor’s degree programs is due in part to acquisitions along with programmatic diversification. Therefore, beginning with the three months ended September 30, 2004, the Company began expensing all advertising and admissions costs in the period in which they are incurred for interim reporting purposes. This prospective change has no impact on the reported quarterly or annual results for prior years. Management also believes that expensing advertising and admissions costs as incurred is the preferable accounting method as it eliminates the uncertainty inherent in the estimation process. In addition, the change conforms the Company’s interim accounting policy with that used to prepare the annual financial statements.

The impact on quarterly net income and diluted earnings per share related to the change in accounting policy is as follows:

	Three Months September (unaudited)
	2004	2003
Income before change in accounting policy (in thousands)	$10,209	$4,501
Impact due to change in accounting policy, net of tax	(2,056)	—

Net income, as reported	$8,153	$4,501

Diluted EPS:
Income before change in accounting policy	$0.14	$0.06
Impact due to change in accounting policy, net of tax	(0.03)	—

Net income, as reported	$0.11	$0.06

Had the prior period advertising expense been recognized consistent with the policy used in the current fiscal year, the Company’s quarterly net income and diluted earnings per share would have reflected the pro forma amounts below. To clarify the impact of this change, the quarterly impact on operating income and the annual impact for each line is also provided.

	Three Months Ended: (unaudited)				Year Ended June 30, 2004
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Increase (decrease) in operating income (in thousands)	$1,974	$(2,014)	$(274)	$314	$—

Net income (in thousands):
Before change in accounting policy (as reported)	4,501	32,157	25,447	14,909	77,014
Pro forma reflecting impact of change in accounting policy	3,297	33,364	25,605	14,748	77,014
Diluted earnings per share:
Before change in accounting policy (as reported)	0.06	0.43	0.34	0.20	1.03
Pro forma reflecting impact of change in accounting policy*	0.04	0.44	0.34	0.20	1.03

*Quarterly pro forma earnings per share do not total to the annual amount due to rounding.

2. STOCK SPLIT:

In December 2003, the Company authorized a stock split of its common stock effected in the form of a stock dividend payable at the rate of one share of Common Stock for each outstanding share as of the close of business on December 1, 2003. The shares issued for the stock split were distributed on December 22, 2003. The share information for all periods presented has been adjusted to reflect the stock split.

3. STOCK-BASED COMPENSATION:

The Company maintains a 1996 Stock Incentive Plan and a 2003 Stock Incentive Plan for directors, executive management and key personnel which are described more fully in Note 13 of the Company’s Fiscal 2004 Annual Report. The Company accounts for these plans using the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With the exception of a restricted stock grant made in the first quarter of fiscal 2004, there is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

	Three months ended September 30, (unaudited)
	2004	2003
Net income (in thousands)
As reported	$8,153	$4,501
Stock-based employee compensation expense included in reported net income, net of tax	152	52
Stock-based employee compensation expense determined under fair value method, net of tax	(4,203)	(2,455)

Pro forma	$4,102	$2,098

Basic earnings per share
As reported	$0.11	$0.06
Pro forma	0.05	0.03

Diluted earnings per share
As reported	$0.11	$0.06
Pro forma	0.05	0.03

The Company made a restricted stock grant of 100,000 shares in the first quarter of 2004. Compensation expense of approximately $3.1 million is being recognized on a straight-line basis over the vesting period of which approximately $0.3 million and $0.1 million was recognized in the first quarter of fiscal 2005 and 2004, respectively.

4. EARNINGS PER SHARE:

Basic EPS is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options, using the treasury stock method. Below is a reconciliation of diluted shares (in thousands, adjusted for the stock split, see Note 2):

	Three months ended September 30,
	2004	2003
Basic shares	73,418	72,136
Dilution for stock options	1,749	2,680

Diluted shares	75,167	74,816

For the quarters ended September 30, 2004 and 2003, options to purchase 2,723,973 and 275,214 shares of Common Stock, respectively, were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

5. CAPITAL STOCK:

The Company’s Capital Stock consists of the following:

•	10,000,000 authorized shares of Preferred Stock, $0.01 par value; and

•	120,000,000 authorized shares of Common Stock, $0.01 par value.

	September 30, 2004	June 30, 2004	September 30, 2003
Issued:
Preferred Stock	—	—	—
Common Stock	73,691,833	73,519,497	72,531,540
Held in treasury:
Preferred Stock	—	—	—
Common Stock	180,364	180,364	180,364
Outstanding:
Preferred Stock	—	—	—
Common Stock	73,511,469	73,339,133	72,351,176

6. BUSINESS ACQUISITIONS:

On October 1, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, the Company acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle allowed the Company to expand on its current base of students in the Vancouver area, while the purchase of Bradley will complement the Company’s existing presence in Pennsylvania. Bradley enabled the Company to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA. The pro forma information presented below does not include these two acquisitions because the impact of these acquisitions on operations was not material. The Company is in the process of finalizing the third-party valuation of certain tangible and intangible assets associated with the purchases; therefore, the allocation of the purchase price is subject to adjustment, which the Company does not believe will be material.

On September 2, 2003, the Company acquired 100% of the outstanding stock of AEC and related companies. AEC operates 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $103.5 million in cash; an additional $11.0 million in notes, that were repaid on September 2, 2004; and assumed $3.5 million in debt. The purchase of AEC broadened the Company’s range of academic programs for working adults.

On July 14, 2003, the Company acquired 100% of the outstanding stock of South University, Inc. (“South”). South has four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South, which includes $4.0 million held in escrow of which $1.3 million was paid on November 2, 2004. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs. The purchase of South broadened the Company’s program offerings in the health sciences.

The results of operations for AEC and South have been consolidated as of the respective closing dates. Approximately $145.0 million and $7.3 million were assigned to goodwill and intangible assets, respectively. Net cash paid for acquisitions during the first quarter of fiscal 2004 was approximately $149.1 million, which consisted of assets acquired and liabilities assumed of $179.4 million and $12.9 million, respectively, net of cash acquired of $6.4 million and a note payable of $11.0 million.

The following table reports pro forma information as if the acquisitions of AEC and South had been completed at July 1, 2002 (unaudited, in thousands, except per share amounts). Pro forma results for the three month period ended September 30, 2003 include $15.9 million in expenses for AEC pertaining to stock compensation payouts and costs incurred related to the acquisition by EDMC. These stock plans at AEC are no longer in place, and the Company does not expect to incur charges of this nature in future periods.

	Three months ended September 30,
	2004	2003
Net revenues
As reported	$213,594	$168,976
Pro forma	213,594	179,305

Net income
As reported	$8,153	$4,501
Pro forma	8,153	(4,661)

Diluted earnings per share
As reported	$0.11	$0.06
Pro forma	0.11	(0.06)

These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The results of operations for each of the acquired entities have been consolidated as of the respective closing date. Pro forma information is not presented for acquisitions other than AEC and South because they were deemed not to be material. The fair value for the material acquisitions described above has been determined by an independent appraisal by a third party. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill and other intangible assets.

7. INTANGIBLE ASSETS:

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).” Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense. There was no impairment recognized for either period presented.

Amortization of intangible assets for the three months ended September 30, 2004 was approximately $1.8 million. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2005 (remainder)	$4,436
2006	3,169
2007	1,684
2008	1,296
2009	1,016

Intangible assets consisted of the following (in thousands):

	At September 30, 2004			At June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$13,778	$(5,524)	7	$13,260	$(4,973)
Accreditation	4,023	(1,118)	11	4,023	(1,043)
Bachelor’s degree programs	1,100	(288)	15	1,100	(270)
Student contracts and applications	12,540	(8,823)	3	12,502	(7,804)
Software	445	(333)	4	424	(299)
Title IV	1,130	(196)	12	1,130	(172)
Tradename	500	—	Indefinite	500	—
Other	3,640	(1,565)	15	3,738	(1,520)

Total	$37,156	$(17,847)	5	$36,677	$(16,081)

8. COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended September 30,
	2004	2003
Net income	$8,153	$4,501
Other comprehensive income:
Foreign currency translation	2,142	90

Comprehensive income	$10,295	$4,591

Accumulated other comprehensive income represents the foreign currency translation adjustment of approximately $5.2 million and $2.6 million at September 30, 2004 and 2003, respectively.

9. COMMITMENTS AND CONTINGENCIES:

Pursuant to a settlement agreement entered into between the American Bar Association (“ABA”) and Western State University College of Law (“WSU”) in resolution of a lawsuit filed against the ABA on January 16, 2004 by WSU and two of its students, WSU voluntarily relinquished its ABA provisional approval on August 7, 2004. Also in accordance with the settlement agreement, the ABA waived the ten month waiting period for reapplication for provisional approval. WSU filed a new application for ABA provisional approval in August 2004. An ABA site team visited WSU in September 2004. It is anticipated that the issue of WSU’s accreditation will be heard by the Accreditation Committee at its January 2005, meeting and by the Council of the Section on Legal Education and Admission to the Bar and the ABA House of Delegates at their respective meeting in February 2005. WSU is accredited by the Committee of Bar Examiners of the State of California and by the Senior Commission of the Western Association of Schools and Colleges (“WASC”). WSU is eligible to participate in federal financial aid programs as a result of its WASC accreditation.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried to use terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof to identify these forward-looking statements. These statements are based on our intent, belief or expectation as of the date of this Quarterly Report and are subject to risks and uncertainties that could cause our actual growth, results of operations, performance and business opportunities and prospects to differ from those expressed in, or implied by, these statements. The following discussion should also be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which identifies certain risk factors related our business. Except as otherwise expressly required by the federal securities laws, we expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. Unless otherwise noted, references to 2005 and 2004 are to the periods ended September 30, 2004 and 2003, respectively.

Revenue

Our net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. Bookstore and housing revenue is largely a function of the average student population at our Art Institutes. Advance payments represent that portion of payments received but not earned, while unearned tuition represents amounts billed but not earned, both are reflected as current liabilities in the accompanying consolidated balance sheets. The advanced payments are typically related to future academic periods and are for the most part, refundable.

Operating Expenses

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

Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and accelerated methods for income tax reporting purposes. Amortization of intangibles relates to the values assigned to identifiable intangible assets and write-offs and impairment of goodwill and other intangible assets. These intangible assets arose principally from the acquisition of schools.

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the accompanying condensed consolidated financial statements.

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

Revenue Recognition and Receivables

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. For most of our programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy University, AEC and to a lesser degree South University have educational programs with starting and ending dates that differ from our fiscal quarters. Therefore, at the end of the fiscal quarter, we have revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables according to the enrollment status of the student (in-school vs. out-of-school) and establishing a reserve based on the likelihood of collection consistent with our historical experience. Student accounts are monitored and when certain criteria are met (primarily aging past the due date by three or four months) and internal collection measures have been taken without success, the account is placed with an outside collection agency. Student accounts in collection are fully reserved and evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historic collections, an adjustment would be required to our allowance.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances include economic conditions or operating performance. When impairment indicators arise from changing conditions, we perform an evaluation based upon assumptions about the estimated future cash flows. If the projected undiscounted future cash flows are less than the carrying value, we would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. We apply our judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset. Key to this process is the identification of indicators of impairment and accurately estimating cash flows. The failure to identify an indicator or inaccurate cash flow estimates could result in unrecognized impairments. To date, we believe our processes of identifying and estimating have produced timely and accurate recognition of impairments.

We evaluate the recoverability of the goodwill attributable to each reporting unit as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the fair value of each reporting unit with its carrying value. Individual campus components have been aggregated to form three distinct operating divisions by geographic location within North America. These divisions are the Eastern, Central and Western divisions and are considered reporting units. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. We completed our annual impairment test during the first quarter and determined that goodwill was not impaired. We apply our judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit. The fair market value of the reporting units is estimated by applying multiples to earnings before interest, taxes and depreciation. To validate the multiples used, we compare the multiples to recent identified transactions where business similar to ours were sold.

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

At September 30, 2004, we had net state operating loss carryforwards of approximately $47.0 million. These carryforwards expire at varying dates beginning in fiscal 2007 through 2023. We have recorded approximately $2.8 million in deferred tax assets related to these state carryforwards. No valuation allowance has been established against the state deferred tax assets, as we believe that these tax benefits will be realizable through tax carryforward availability and our demonstrated ability to produce taxable income.

At September 30, 2004, we had Canadian net operating loss carryforwards of approximately $20.5 million and we had $8.6 million in deferred tax assets related to our Canadian entities. We have determined that it is currently “more likely than not” that no portion of these benefits will be realized and have established a valuation allowance equal to the entire deferred tax assets related to the foreign net operating loss carryforwards. None of our carryforwards have expired and we have approximately three years before they begin to expire. We continue to fully reserve all losses incurred related to Canadian operations and thereby we recognize no benefit. We evaluate on a quarterly basis whether, based on all available evidence, the deferred income tax assets are realizable. During the three months ended September 30, 2004, we increased the valuation allowance to fully reserve the tax asset associated with the losses incurred by our Canadian entities during the period.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Our net revenues increased by 26.4% to $213.6 million in the first quarter of fiscal 2005 from $169.0 million in the first quarter of fiscal 2004 primarily due to increases in student enrollment and tuition rates, as well as acquisitions made during the first quarter of fiscal 2004. Total student enrollment at the start of the first quarter of fiscal 2005 increased 32.8% to 53,073 as compared to 39,977 in the comparable prior fiscal year. Revenues for AEC and South were $22.8 million in the first quarter of fiscal 2005 as compared to $8.9 million in the year ago period. Results for AEC and South have been included since the date of acquisition for each entity, which was September 2, 2003 and July 14, 2003, respectively.

Our educational services expense increased by $27.2 million, or 22.0%, to $150.8 million in the first quarter of 2005 from $123.6 million in fiscal 2004, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes employee compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. These costs for AEC and South were $14.5 million in the first quarter of fiscal 2005 as compared to $6.0 million in fiscal 2004. Overall, educational services expense as a percentage of revenue decreased approximately 250 basis points to 70.6% in fiscal 2005 from 73.1% in fiscal 2004. This decrease is attributable primarily to leverage on our personnel and facilities expenses, which decreased 220 basis points and 30 basis points as a percent of revenue, respectively. Other decreases in educational services expenses as a percentage of revenue include insurance and depreciation expenses. These favorable items were in part due to the formation of shared services locations, which combine certain facilities and administrative functions of some of our schools located in the same geographic regions. The improvements in payroll, benefits and depreciation expenses were partially offset by an increase in bad debt expense, which as a percentage of revenue was 60 basis points higher than the year ago period. This increase was due primarily to increases in bad debt expense at our Art Institute and Argosy University schools, which increased approximately 40 basis points as a percentage of revenue during the quarter, along with the effect of a full quarter of bad debt expense at our AEC and South University schools, which historically have had higher bad debt expense than our other schools.

General and administrative expense was $46.5 million in fiscal 2005, up 29.8% from $35.9 million in fiscal 2004. The increase over the comparable quarter in the prior year primarily reflects the change in our accounting for marketing and admissions expenses, costs related to newly-acquired entities, as well as higher salaries and telecommunication expenses. General and administrative expense for AEC and South were $6.9 million in the first quarter of fiscal 2005 as compared to $1.9 million in fiscal 2004. During the 2005 first fiscal quarter, we changed our method for accounting for marketing and admissions expenses (see Note 1 to the condensed consolidated financial statements). In prior years, we followed a policy of allocating advertising expenses to each quarter within a fiscal year as permitted by APB No. 28 “Interim Financial Reporting” (“APB 28”) based upon enrollment for the respective quarter. The effect of this change in accounting was to increase general and administrative expense by approximately $3.4 million in the first quarter of fiscal 2005. Had we not made this change, the $3.4 million of expense would have been allocated to the last three quarters of fiscal 2005. This change has no impact on the expense recorded for any fiscal year, as we did not change our accounting policy of expressing these costs as incurred on an annual basis.

As a percentage of net revenues, general and administrative expense increased approximately 60 basis points to 21.8% as compared to 21.2% in the first quarter of fiscal 2004. This change reflects a 140 basis point increase in advertising and admission expenses, due primarily to the effect of the change in accounting described above. The impact of the accounting change was offset in part by decreases in employee benefits, rent, legal and other operating expenses. Favorable items were primarily a result of the cost benefits of shared services locations and operational efficiencies.

Amortization of intangibles increased to $1.8 million, in fiscal 2005, as compared to $1.4 million in the first quarter of fiscal 2004. Amortization attributed to South and AEC was $0.6 million in the first quarter of fiscal 2005 as compared to $0.2 million in the year ago period.

Income before interest and taxes (“operating income”) increased by $6.4 million to $14.5 million in fiscal 2005 from $8.1 million in fiscal 2004. The corresponding margin increased approximately 200 basis points to 6.8% for the quarter as compared to 4.8% for the prior year due to the factors described above.

Net interest expense was $0.7 million in the first quarter of fiscal 2005 and fiscal 2004. In addition to interest on the borrowings under the our revolving credit agreement, net interest expense for fiscal 2005 includes the amortization of $0.1 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools, partially offset by interest income.

Our effective tax rate was 40.7% for the first quarter of fiscal 2005, as compared to 39.0% recorded in the comparable quarter of the prior year. The effective tax rate for fiscal year 2004 was 41.0%. The increase in the rate as compared to the prior year was partially due to the increase in the valuation allowance related to Canadian deferred tax assets in the first quarter of fiscal 2005. We recognized a benefit for these losses in the first quarter of fiscal 2004; however, during the third quarter of fiscal 2004, we determined that it was no longer “more likely than not” that the Canadian tax benefits would be realized and provided an appropriate allowance. We fully reserve all losses recognized related to Canadian operations, thus recognizing no benefit. The effective rate was also affected by the distribution of taxable income to states with higher tax rates. The effective rates differed from the combined federal and state statutory rates due primarily to the valuation allowance and expenses that are non-deductible for tax purposes.

Net income increased by $3.7 million to $8.2 million in fiscal 2005 from $4.5 million in fiscal 2004. The increase is attributable to improved results from operations, partially offset by a higher tax provision and a slight increase in amortization of intangibles expense.

We expect that the acquisitions we made in fiscal 2004 will create additional growth in consolidated revenue and operating income for fiscal 2005. In subsequent years, we expect these entities to have revenue growth consistent with our historical trends and to offer the potential for us to experience improvement in operating margins somewhat greater than the historical average over the past several years.

Seasonality and Other Factors Affecting Quarterly Results

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment has typically peaked in the fall (fiscal year second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students at our schools enrolling in bachelor’s and post-bachelor’s degree programs.

Liquidity and Funds of Capital Resources

Our current liabilities exceeded current assets by $69.3 million, $76.5 million and $144.3 million at September 30, 2004, June 30, 2004 and September 30, 2003, respectively. The significant decrease in the excess of current liabilities over current assets from September 30, 2003 to September 30, 2004 resulted from the growth in current assets, primarily cash and accounts receivable. Our net debt, or borrowings less unrestricted cash, decreased from $44.3 million at September 30, 2003 to $22.8 million at June 30, 2004, while at September 30, 2004, our cash balance exceeded borrowings by $82.6 million. During the first quarter of fiscal 2004, we used $149.0 million of cash from operations and borrowings on our revolving credit facility to fund acquisitions, as compared to the first quarter of fiscal 2005 where $11.0 million of cash from operations was used to fund the repayment of a note issued in connection with our acquisition of AEC. We also used cash from operations during the three months ended September 30, 2004 to repay $125.1 million of borrowings on our revolving credit facility which were outstanding at June 30, 2004. The result of these investing and financing activities, together with an increase in the incremental cash generated from operations for the most recent quarter, led to the higher cash and lower borrowing balances at September 30, 2004 compared to the year ago period. Partially offsetting the decrease in net debt was the growth in advance payments and unearned tuition, which grew in relation to the increase in enrollment. Additionally, unearned tuition was also influenced by the growth of programs with starting and ending dates that differ from the traditional quarters. Accordingly, the billed but not earned tuitions associated with these programs continues to grow.

Accounts receivable grew by $4.8 million over last year and $10.8 million from year end. The increase in net trade receivables relates primarily to higher student enrollment and the corresponding revenue increases. Days sales outstanding (DSO) in accounts receivable and other receivables decreased from 27.7 to 27.1 days at September 30, 2004 as compared to the year ago period. We calculate DSO by dividing net receivables by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the daily number of days in a quarter. As a means of controlling our credit risk, we have established alternative loan programs with student loan lenders. These programs, which are typically non-recourse to us, help bridge the gap between rising tuition rates and financial aid sources. We believe that these loans are attractive to our students because they provide for post graduation payments and are available to borrowers with lower than average credit ratings.

Cash flow from operations was $122.7 million for the three months ended September 30, 2004, an increase of $40.2 million as compared to the year ago period. The increase in cash flow from operations over the prior year was primarily due to the increase in net income, non-cash expenses (depreciation and amortization) and higher advanced payments and deferred tuition.

Capital expenditures were $18.1 million, or 8.5% of revenue for the first quarter of fiscal 2005, compared to $18.3 million, or 10.9% of revenue, in the year ago period. The reduction in capital expenditures as a percentage of revenue is due in part to our focus on improving our capital efficiency and the effect of our acquisitions of AEC, which has less capital-intensive operations than our other educational systems.

The fiscal 2005 capital expenditures to date relate to the investment in schools acquired or started during the previous several years and schools to be added in fiscal 2005, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology. We expect fiscal 2005 capital expenditures to be less than 9.5% of revenue.

We amended and restated our revolving credit facility effective August 18, 2003 to increase allowable borrowings from $150 million to $250 million. The revolving credit agreement, which now expires August 18, 2008, contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At September 30, 2004, we had no borrowings outstanding under this facility and were in compliance with all covenants under the agreement. Our availability of borrowings under the revolving credit agreement was approximately $240 million at September 30, 2004. We repaid all borrowings outstanding at June 30, 2004 in July 2004. Additionally, on September 2, 2004, we retired the $11.0 million in notes payable related to our acquisition of AEC.

Borrowings under the revolving credit agreement are available to us to finance acquisitions and fund occasional working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter.

Our primary source of cash is tuition collected from our students. We finance our operating activities primarily from cash generated from operations. Acquisitions are primarily financed through cash generated from operations as well as credit facility borrowings. We believe that cash flow from operations, supplemented from time to time by borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

We lease the majority of our facilities. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities.

We guarantee a significant portion of real estate lease obligations for our subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.3 million at June 30, 2004. We would be required to perform under these guarantees if the subsidiary could not satisfy the obligations.

The following table describes our commitments under various contracts and agreements at September 30, 2004 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2005 (remainder)	2006-2007	2008-2009	2010 - Thereafter
Line of credit borrowings (1)	$—	$—	$—	$—	$—
Standby letters of credit (2)	4,437	—	—	—	—
Mortgage obligation	5,574	328	3,677	404	1,165
Operating leases	473,538	58,698	126,984	107,408	180,448
Other	35	9	26	—	—

Total commitments	$483,584	$59,035	$130,687	$107,812	$181,613

(1)	Under the terms of our Amended and Restated Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.
(2)	We do not anticipate these letters of credit will be drawn on.

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

Pursuant to a settlement agreement entered into between the American Bar Association (“ABA”) and Western State University College of Law (“WSU”) in resolution of a lawsuit filed against the ABA on January 16, 2004 by WSU and two of its students, WSU voluntarily relinquished its ABA provisional approval on August 7, 2004. Also in accordance with the settlement agreement, the ABA waived the ten month waiting period for reapplication for provisional approval. WSU filed a new application for ABA provisional approval in August 2004. An ABA site team visited WSU in September 2004. It is anticipated that the issue of WSU’s accreditation will be heard by the Accreditation Committee at its January 2005, meeting and by the Council of the Section on Legal Education and Admission to the Bar and the ABA House of Delegates at their respective meeting in February 2005 meetings. WSU is accredited by the Committee of Bar Examiners of the State of California and by the Senior Commission of the Western Association of Schools and Colleges (“WASC”). WSU is eligible to participate in federal financial aid programs as a result of its WASC accreditation.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (the “SEC”) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. Our management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures at September 30, 2004. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

(b) There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls during the quarterly period ended September 30, 2004.

PART II

ITEM 6 – EXHIBITS

(a)	Exhibits:

	(15.1)	Registered Independent Accountant’s Review Report

	(15.2)	Auditor’s Acknowledgement

	(18.1)	Preferability Letter by Ernst & Young, LLP

	(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

	(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

	(32.1)	Certifications by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

	(32.2)	Certifications by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION
(Registrant)

Date: November 9, 2004

/s/ John R. McKernan, Jr.
John R. McKernan, Jr.
Vice Chairman and Chief Executive Officer

/s/ Robert T. McDowell
Robert T. McDowell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(15.1)	Registered Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(18.1)	Preferability Letter by Ernst & Young, LLP

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

(32.1)	Certifications by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certifications by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.