Form 10-Q
period 2004-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2005-02-09
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

The number of shares of the registrant’s Common Stock outstanding at December 31, 2004 was 74,038,189.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	As of June 30, 2004	December 31, 2003
	(unaudited)		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$29,222	$116,728	$7,985
Restricted cash	4,744	6,414	7,574

Total cash and cash equivalents	33,966	123,142	15,559
Receivables, net	47,883	52,196	47,828
Inventories	6,771	5,002	5,982
Deferred income taxes	17,203	17,203	18,247
Other current assets	10,908	7,511	11,362

Total current assets	116,731	205,054	98,978

Property and equipment, net	289,871	276,148	266,519
Other long-term assets	15,986	14,676	14,001
Intangible assets, net of amortization	18,358	20,596	21,954
Goodwill	315,238	311,525	310,961

Total assets	$756,184	$827,999	$712,413

Liabilities and shareholders’ investment

Current liabilities:
Current portion of long-term debt	$235	$125,194	$85,998
Notes payable	—	11,000	11,000
Accounts payable	27,846	30,079	25,839
Accrued liabilities	36,412	39,189	30,190
Accrued income taxes	20,676	6,786	23,806
Advanced payments	51,900	46,351	43,028
Unearned tuition	10,394	22,909	8,337

Total current liabilities	147,463	281,508	228,198

Long-term debt, less current portion	5,350	3,366	3,415
Deferred income taxes	4,364	5,892	3,583
Other long-term liabilities	10,422	8,546	4,344

Shareholders’ investment:
Common stock	742	735	732
Additional paid-in capital	304,620	296,038	280,091
Treasury stock, at cost	(1,791)	(1,495)	(1,495)
Retained earnings	278,115	230,382	190,026
Accumulated other comprehensive income	6,899	3,027	3,519

Total shareholders’ investment	588,585	528,687	472,873

Total liabilities and shareholders’ investment	$756,184	$827,999	$712,413

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
Net revenues	$275,808	$232,980	$489,402	$401,956

Costs and expenses:
Educational services	157,412	135,702	308,237	259,301
General and administrative	51,629	40,994	98,161	76,856
Amortization of intangible assets	1,657	1,816	3,423	3,262

	210,698	178,512	409,821	339,419

Income before interest and taxes	65,110	54,468	79,581	62,537
Interest expense, net	260	820	983	1,510

Income before income taxes	64,850	53,648	78,598	61,027
Provision for income taxes	25,270	21,491	30,865	24,369

Net income	$39,580	$32,157	$47,733	$36,658

Earnings per share:
Basic	$0.54	$0.44	$0.65	$0.51

Diluted	$0.53	$0.43	$0.64	$0.49

Weighted average number of shares outstanding (000’s):
Basic	73,775	72,638	73,615	72,404

Diluted	75,315	75,039	75,127	74,618

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the six months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$47,733	$36,658

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,328	22,463
Amortization of intangibles	3,423	3,262
Deferred income taxes	(1,258)	—
Stock based compensation expense	514	343
Changes in current assets and liabilities:
Restricted cash	1,670	(6,979)
Receivables	4,539	(2,086)
Inventories	(1,728)	(1,109)
Other current assets	(3,509)	(696)
Accounts payable	727	2,013
Accrued liabilities	11,458	21,178
Advance payments	4,969	6,014
Unearned tuition	(13,321)	(13,949)

Total adjustments	32,812	30,454

Net cash flows from operating activities	80,545	67,112

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(12,366)	(159,908)
Expenditures for property and equipment	(40,575)	(45,721)
Other items, net	4,293	903

Net cash flows from investing activities	(48,648)	(204,726)

Cash flows from financing activities:
Revolving credit facility activity, net	(125,100)	50,760
Principal payments on debt	(49)	(123)
Proceeds from issuance of Common Stock	7,779	7,056

Net cash flows from financing activities	(117,370)	57,693

Effective exchange rate changes on cash	(2,033)	(1,051)

Net change in cash and cash equivalents	(87,506)	(80,972)
Cash and cash equivalents, beginning of period	116,728	88,957

Cash and cash equivalents, end of period	$29,222	$7,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$659	$933
Income taxes	16,970	339
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	2,858	3,407

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2004 (the “Fiscal 2004 Annual Report”). These condensed consolidated financial statements include the accounts of Education Management Corporation and its consolidated subsidiaries. The accompanying condensed consolidated balance sheet at June 30, 2004 has been derived from the audited balance sheet included in the Company’s Fiscal 2004 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three months and six months periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2005 and 2004 refer to the periods ended December 31, 2004 and 2003, respectively.

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

On October 25, 2004, the Company announced that its American Education Centers campuses would be renamed Brown Mackie College (“Brown Mackie”), subject to regulatory approvals, in order to establish a common national identity.

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

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment for the Company’s Art Institute schools has typically peaked in the fall (fiscal year second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students at the Company’s schools enrolling in bachelor’s and graduate degree programs. The decreased effect of seasonal fluctuations on the results of operations is discussed in “Change in Accounting” below.

CHANGE IN ACCOUNTING

In previous years, the Company allocated advertising and admissions expenses to each quarter within the fiscal year as permitted under Accounting Principles Board (“APB”) Opinion 28, “Interim Financial Reporting”, which permits the allocation of costs to all periods within a fiscal year when future periods benefit from the expenditure. Advertising and admissions expenses were not deferred from one fiscal year to the next. In recent years, a significantly larger percentage of the Company’s students have enrolled in longer academic programs such as bachelor’s and graduate degree programs as compared to earlier fiscal years. This has led to more students in attendance for a given fiscal year who started their degree in a prior fiscal year, as well as less

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

fluctuation in starting student body on a quarter to quarter basis, the metric by which the Company allocated the advertising and admissions expense within a fiscal year. The increased offerings of bachelor’s and graduate degree programs is due in part to acquisitions along with programmatic diversification. Therefore, beginning with the three months ended September 30, 2004, the Company began expensing all advertising and admissions costs in the period in which they are incurred for interim reporting purposes. This prospective change has no impact on the reported quarterly or annual results for prior years. Management also believes that expensing advertising and admissions costs as incurred is the preferable accounting method as it eliminates the uncertainty inherent in the estimation process. In addition, the change conforms the Company’s interim accounting policy with that used to prepare the annual financial statements.

The impact on quarterly net income and diluted earnings per share related to the change in accounting policy is as follows (in thousands except per share data):

	Three Months Ended December 31, (unaudited)		Six Months Ended December 31, (unaudited)
	2004	2003	2004	2003
Net income before change in accounting policy	$39,755	$32,157	$49,964	$36,658
Impact due to change in accounting policy, net of tax	(175)	—	(2,231)	—

Net income, as reported	$39,580	$32,157	$47,733	$36,658

Diluted EPS:
Income before change in accounting policy	$0.53	$0.43	$0.67	$0.49
Impact due to change in accounting policy, net of tax	—	—	(0.03)	—

Net income, as reported	$0.53	$0.43	$0.64	$0.49

Had the prior period advertising expense been recognized consistent with the policy used in the current fiscal year, the Company’s quarterly net income and diluted earnings per share would have reflected the pro forma amounts below. To clarify the impact of this change, the quarterly impact on operating income and the annual impact for each line is also provided.

	Three Months Ended: (unaudited)				Year Ended June 30, 2004
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Increase (decrease) in operating income (in thousands)	$(1,974)	$2,014	$274	$(314)	$—

Net income (in thousands):
Before change in accounting policy (as reported)	4,501	32,157	25,447	14,909	77,014
Pro forma reflecting impact of change in accounting policy	3,297	33,364	25,605	14,748	77,014

Diluted earnings per share:
Before change in accounting policy (as reported)	0.06	0.43	0.34	0.20	1.03
Pro forma reflecting impact of change in accounting policy*	0.04	0.44	0.34	0.20	1.03

*	Quarterly pro forma earnings per share do not total to the annual amount due to rounding.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2.	STOCK-BASED COMPENSATION:

The Company maintains a 1996 Stock Incentive Plan, 2003 Incentive Plan and Employee Stock Purchase Plan for directors, executive management and key personnel which are described more fully in Note 13 of the Company’s Fiscal 2004 Annual Report. The Company accounts for these plans using the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With the exception of a restricted stock grant made in the first quarter of fiscal 2004, there is no stock-based employee compensation cost reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. See Note 8 for additional information regarding the new accounting standard.

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income (in thousands)
As reported	$39,580	$32,157	$47,733	$36,658
Stock-based employee compensation expense included in reported net income, net of tax	166	162	318	214
Stock-based employee compensation expense determined under fair value method, net of tax	(4,801)	(2,974)	(9,004)	(5,429)

Pro forma	$34,945	$29,345	$39,047	$31,443

Basic earnings per share
As reported	$0.54	$0.44	$0.65	$0.51
Pro forma	0.47	0.40	0.53	0.43

Diluted earnings per share
As reported	$0.53	$0.43	$0.64	$0.49
Pro forma	0.47	0.39	0.52	0.42

The Company made a restricted stock grant of 100,000 shares in the first quarter of fiscal 2004. Compensation expense of approximately $3.1 million is being recognized on a straight-line basis over the vesting period of which approximately $0.3 million, $0.5 million, $0.3 million and $0.3 million was recognized for the three and six months ended December 31, 2004 and 2003, respectively. Beginning in fiscal 2006, the Company will expense stock options under SFAS 123 (R), “Share-Based Payment.”

3.	EARNINGS PER SHARE:

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution related to stock options, using the treasury stock method.

Reconciliation of diluted shares (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Basic shares	73,775	72,638	73,615	72,404
Dilution for stock options	1,540	2,401	1,512	2,214

Diluted shares	75,315	75,039	75,127	74,618

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the quarter ended December 31, 2004, options to purchase 2,819,204 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

4.	CAPITAL STOCK:

The Company’s Capital Stock consists of the following:

•	10,000,000 authorized shares of Preferred Stock, $0.01 par value; and

•	120,000,000 authorized shares of Common Stock, $0.01 par value.

	December 31, 2004	June 30, 2004	December 31, 2003
Issued:
Preferred Stock	—	—	—
Common Stock	74,228,423	73,519,497	73,113,888
Held in treasury:
Preferred Stock	—	—	—
Common Stock	190,234	180,364	180,364
Outstanding:
Preferred Stock	—	—	—
Common Stock	74,038,189	73,339,133	72,933,524

5.	BUSINESS ACQUISITIONS:

On October 1, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, the Company acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle allowed the Company to expand on its current base of students in the Vancouver area, while the purchase of Bradley complemented the Company’s existing presence in Pennsylvania by enabling the Company to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA. The pro forma information presented below does not include these two acquisitions because their impact on operations was not material.

On September 2, 2003, the Company acquired 100% of the outstanding stock of American Education Centers and related companies. American Education Centers operated 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $103.5 million in cash; an additional $11.0 million in notes, that were repaid on September 2, 2004; and assumed $3.5 million in debt. The purchase of the schools operated by American Education Centers, which have subsequently been renamed Brown Mackie College, broadened the Company’s range of academic programs for working adults.

On July 14, 2003, the Company acquired 100% of the outstanding stock of South University, Inc. (“South”). South operated four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South, which includes $4.0 million held in escrow. Funds from this account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs. On November 3, 2004, $1.3 million was paid from escrow and a corresponding entry was made to goodwill. The purchase of South broadened the Company’s program offerings in the health sciences.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The results of operations for Brown Mackie and South have been consolidated as of the respective closing dates. Net cash paid for acquisitions during the first quarter of fiscal 2004 was approximately $149.1 million, net of cash acquired of $6.4 million and the issuance of a note payable of $11.0 million, which since has been repaid. After allocation of purchase price, assets acquired and liabilities assumed were $179.4 million and $12.9 million, respectively.

The following table reports pro forma information as if the acquisitions of Brown Mackie and South had been completed at each respective fiscal year (unaudited, in thousands, except per share amounts). Pro forma results for the three month and six month periods ended December 31, 2003 include $15.9 million in expenses for Brown Mackie pertaining to stock compensation payouts and costs incurred related to the acquisition by EDMC. These stock plans at Brown Mackie are no longer in place, and the Company does not expect to incur charges of this nature in future periods.

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net revenues
As reported	$275,808	$232,980	$489,402	$401,956
Pro forma	275,808	232,980	489,402	412,285

Net income
As reported	$39,580	$32,157	$47,733	$36,658
Pro forma	39,580	32,157	47,733	27,496

Diluted earnings per share
As reported	$0.53	$0.43	$0.64	$0.49
Pro forma	0.53	0.43	0.64	0.37

These acquisitions were accounted for as purchases in accordance with SFAS No. 141, “Business Combinations.” The results of operations for each of the acquired entities have been consolidated as of the respective closing date. The fair value for the material acquisitions described above has been determined by an independent third-party appraisal. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill and other intangible assets.

6.	INTANGIBLE ASSETS:

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Amortization of intangible assets for the three months and six months ended December 31, 2004 and 2003 was approximately $1.7 million, $3.4 million, $1.8 million, and $3.3 million, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2005 (remainder)	$3,241
2006	4,212
2007	2,734
2008	2,346
2009	1,583

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Intangible assets consisted of the following (in thousands):

	At December 31, 2004			At June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$14,536	$(6,136)	6	$13,260	$(4,973)
Accreditation	4,023	(1,187)	14	4,023	(1,043)
Bachelor’s degree programs	1,100	(306)	15	1,100	(270)
Student contracts and applications	12,575	(9,683)	3	12,502	(7,804)
Software	464	(359)	4	424	(299)
Title IV	1,130	(220)	12	1,130	(172)
Tradename	500	—	Indefinite	500	—
Other	3,534	(1,613)	15	3,738	(1,520)

Total	$37,862	$(19,504)	5	$36,677	$(16,081)

7.	COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income	$39,580	$32,157	$47,733	$36,658
Other comprehensive income:
Foreign currency translation	1,730	947	3,872	1,037

Comprehensive income	$41,310	$33,104	$51,605	$37,695

Accumulated other comprehensive income represents the foreign currency translation adjustment of approximately $6.9 million and $3.0 million at December 31, 2004 and June 30, 2004, respectively.

8.	NEW ACCOUNTING STANDARDS:

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all interim periods beginning after June 15, 2005. Thus, SFAS 123(R) will be effective for the Company beginning with the first quarter of fiscal 2006.

The Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options and employee stock purchase plan. Accordingly, the adoption of SFAS 123(R) may have a significant impact on the Company’s result of operations, although it is not expected to have a significant impact on the Company’s overall financial position. The new rule may be adopted either prospectively or using a retrospective method. Under the prospective method, a company would value its unvested stock options using an approved valuation method (e.g. Black-Scholes or the binomial method) and allocate the expense over the future vesting period of the options. Under the retrospective

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

method, a company would recognize employee compensation cost for periods presented prior to the adoption of the new standard using the pro forma disclosures contained in prior period financial statements. For periods after July 1, 2005, the prospective method described above would be applied. The Company has not decided which method to adopt. The impact of adoption of SFAS 123(R) will depend on levels of share-based payments granted in the future. If the Company had adopted SFAS 123(R) in prior periods, the expense recognized would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s annual consolidated financial statements and Note 2 of this quarterly report. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what these amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $10.5 million, $8.2 million, and $5.9 million in fiscal 2004, 2003 and 2002, respectively.

9.	COMMITMENTS AND CONTINGENCIES:

Pursuant to a settlement agreement entered into between the American Bar Association (“ABA”) and Western State University College of Law (“WSU”) in resolution of a lawsuit filed against the ABA on January 16, 2004 by WSU and two of its students, WSU voluntarily relinquished its ABA provisional approval on August 7, 2004. Also in accordance with the settlement agreement, the ABA waived the ten month waiting period for reapplication for provisional approval. WSU filed a new application for ABA provisional approval on August 23, 2004. A site team visited WSU in September 2004. The issue of WSU’s accreditation was heard by the Accreditation Committee in January 2005. The Council of the Section on Legal Education and Admission to the Bar and the ABA House of Delegates will consider WSU’s accreditation at their respective meetings in February 2005. If approved by the Council of the Section on Legal Education and the ABA House of Delegates, WSU would receive provisional accreditation from the ABA. WSU is accredited by the Committee of Bar Examiners of the State of California and by the Senior Commission of the Western Association of Schools and Colleges (“WASC”). WSU is eligible to participate in federal financial aid programs as a result of its WASC accreditation.

10.	ACCOUNTING FOR INCOME TAXES:

The effective tax rate for the Company was 39.0% and 39.3% for the second quarter and first six months of fiscal 2005, respectively, as compared to 40.1% and 39.9% in the respective prior fiscal year periods. The decrease in the rate over the prior period was primarily due to a $1.3 million reduction in tax reserves recorded during the fiscal 2005 second quarter related to the favorable resolution of a tax audit offset in part by higher state and foreign taxes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. The following discussion should also be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which identifies certain risk factors related to the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2005 and 2004 are to the periods ended December 31, 2004 and 2003, respectively.

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

Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and accelerated methods for income tax reporting purposes. Amortization of intangibles relates to the values assigned to identifiable intangible assets. These intangible assets arose principally from the acquisition of schools.

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

Revenue Recognition and Receivables

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. For most of our programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy University, Brown Mackie and to a lesser degree South University and certain Art Institutes have educational programs with starting and ending dates that differ from our fiscal quarters. Therefore, at the end of the fiscal quarter, we have revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Refunds are calculated and paid in accordance with applicable federal, state and accrediting agency standards.

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

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances include economic conditions or operating performance. When impairment indicators arise from changing conditions, we perform an evaluation based upon assumptions about the estimated future cash flows. If the projected undiscounted future cash flows are less than the carrying value, we would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. We apply our judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset. Key to this process is the identification of indicators of impairment and accurately estimating cash flows. The failure to identify an indicator or inaccurate cash flow estimates could result in unrecognized impairments. To date, we believe our processes of identifying and estimating have produced timely and accurate recognition of impairments.

We evaluate the recoverability of the goodwill attributable to each reporting unit as required under SFAS 142, “Goodwill and Other Intangible Assets”, by comparing the fair value of each reporting unit with its carrying value. Individual campus components have been aggregated to form three distinct operating divisions by geographic location within North America. These divisions are the Eastern, Central and Western divisions and are considered reporting units. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. We completed our annual impairment test during the first quarter and determined that goodwill was not impaired. We apply our judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit. The fair market value of the reporting units is estimated by applying multiples to earnings before interest, taxes and depreciation. To validate the multiples used, we compare the multiples to recent identified transactions where businesses similar to ours were sold.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax basis.

At December 31, 2004, we had net state operating loss carryforwards of approximately $48.2 million. These carryforwards expire at varying dates beginning in fiscal 2007 through 2023. We have recorded approximately $3.0 million in deferred tax assets related to these state carryforwards. No valuation allowance has been established against the state deferred tax assets, as we believe that these tax benefits will be realizable through tax carryforward availability and our demonstrated ability to produce taxable income.

At December 31, 2004, we had Canadian net operating loss carryforwards of approximately $21.3 million and we had $8.9 million in deferred tax assets related to our Canadian entities. We have determined that it is currently “more likely than not” that no portion of these benefits will be realized and have established a valuation allowance equal to the entire deferred tax assets related to the foreign net operating loss carryforwards. None of our carryforwards have expired and we have approximately three years before they begin to expire. We continue to fully reserve all losses incurred related to Canadian operations and thereby we recognize no benefit. We evaluate on a quarterly basis whether, based on all available evidence, the deferred income tax assets are realizable. During the six months ended December 31, 2004, we increased the valuation allowance to fully reserve the tax asset associated with the losses incurred by our Canadian entities during the period.

New Accounting Standards

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all interim periods beginning after June 15, 2005. Thus, SFAS 123(R) will be effective for our financial statements beginning with the first quarter of fiscal 2006.

We currently account for share-based payments to employees using the intrinsic value method under APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options and employee stock purchase plan. Accordingly, the adoption of SFAS 123(R) may have a significant impact on our result of operations, although it is not expected to have a significant impact on our overall financial position. The new rule may be adopted either prospectively or using a retrospective method. Under the prospective method, a company would value its unvested stock options using an approved valuation method (e.g. Black-Scholes or the binomial method) and allocate the expense over the future vesting period of the options. Under the retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the new standard using the pro forma disclosures contained in prior period financial statements. For periods after July 1, 2005, the prospective method described above would be applied. We have not decided which method to adopt.

The impact of adoption of SFAS 123(R) will depend on levels of share-based payments granted in the future. If we had adopted SFAS 123(R) in prior periods, the expense recognized would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our annual consolidated financial statements and Note 2 of this quarterly report. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what these amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $10.5 million, $8.2 million, and $5.9 million in fiscal 2004, 2003 and 2002, respectively.

Results of Operations

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Revenues for the three months ended December 31, 2004 increased 18.4% to $275.8 million, compared to $233.0 million for the same period a year ago, primarily resulting from a 12.5% increase in total student enrollment and an approximate 6% increase in average tuition rates. Total enrollment at the start of the second quarter of fiscal 2005 was 66,179 students compared to 58,828 students for the same period last year.

Our educational services expense increased by $21.7 million, or 16.0%, to $157.4 million in the second quarter of 2005 from $135.7 million in fiscal 2004, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 110 basis points to 57.1% in the second quarter of fiscal 2005 from 58.2% in the second quarter of fiscal 2004. This decrease is attributable primarily to leverage on our personnel and facilities expenses, which decreased 90 basis points and 70 basis points as a percent of revenue, respectively. Other decreases in educational services expenses as a percentage of revenue include insurance and depreciation expenses. These favorable items were in part due to the formation of shared services locations, which combine certain facilities and administrative functions of some of our schools located in the same geographic region. The improvement in educational services expense due to operating leverage was partially offset by an increase in bad debt expense, which increased 50 basis points as a percentage of revenue over the year ago period. Other educational services expenses were relatively flat compared to the comparable period last year.

General and administrative expense was $51.6 million for the three months ended December 31, 2004, an increase of 25.9% from $41.0 million in the prior year period. The increase was primarily due to costs associated with our higher student enrollment along with the effect of a change in our accounting for marketing and admissions expenses, higher advertising, salaries and increased telecommunications expenses. During the first quarter of fiscal 2005, we changed our method of accounting for marketing and admissions activity to expense the costs when incurred rather than allocate the expense to each quarter during a fiscal year. On a pro forma basis, adjusting for the accounting policy change, general and administrative expense would have been $39.0 million during the quarter ended December 31, 2003. Advertising and admissions expense recorded for an entire fiscal year are not affected by the new accounting policy.

As a percentage of net revenue, general and administrative expense increased approximately 110 basis points to 18.7% as compared to 17.6% (or 16.7% on a pro forma basis) in the second quarter of fiscal 2004. This increase reflects a 60 basis point increase in advertising and admissions expense due primarily to higher expense for internet and television, along with the effect of the change in accounting policy to record advertising and admissions expenses when incurred. Also contributing to the increase in general and administrative expense as a percentage of revenue during the second quarter of fiscal 2005 were higher audit (including Sarbanes-Oxley compliance) and legal expenses.

Amortization of intangibles decreased to $1.7 million in the second quarter of fiscal 2005, as compared to $1.8 million in the second quarter of fiscal 2004.

Income before interest and taxes (“operating income”) increased by $10.6 million to $65.1 million in fiscal 2005 from $54.5 million in fiscal 2004. The corresponding margin increased approximately 20 basis points to 23.6% for the quarter as compared to 23.4% for the prior year due to the factors described above.

Net interest expense was $0.3 million in the second quarter of fiscal 2005 as compared to $0.8 million in comparable year ago period. In addition to lower interest expense because of a lower level of borrowings, net interest expense for fiscal 2005 and 2004 includes the amortization of $0.1 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools, offset in part by interest income.

Our effective tax rate was 39.0% for the second quarter of fiscal 2005, as compared to 40.1% recorded in the comparable quarter of the prior year. The effective tax rate for fiscal year 2004 was 41.0%. The decrease in the rate as compared to the prior year was primarily due to a $1.3 million reduction in tax reserves recorded during the second quarter of fiscal 2005 related to the favorable resolution of the tax audit, offset in part by higher state and foreign taxes. We increased the valuation allowance related to Canadian deferred tax assets in the second quarter of fiscal 2005. We recognized a benefit for these losses in the first and second quarters of fiscal 2004; however, during the third quarter of fiscal 2004, we determined that it was no longer “more likely than not” that the Canadian tax benefits would be realized and provided an appropriate allowance. We now fully reserve all tax losses recognized related to Canadian operations, thus recognizing no benefit. The effective rate was also affected by the distribution of taxable income to states with higher tax rates. The effective rates differed from the combined federal and state statutory rates due primarily to the valuation allowance and expenses that are non-deductible for tax purposes.

Net income increased by $7.4 million to $39.6 million in fiscal 2005 from $32.2 million in fiscal 2004. The increase is attributable to improved results from operations, lower interest expense and a lower effective tax rate.

Six months ended December 31, 2004 compared to the six months ended December 31, 2003

Our net revenues increased by 21.8% to $489.4 million in the first six months of fiscal 2005 from $402.0 million in the first six months of fiscal 2004 primarily due to increases in student enrollment and tuition rates, as well as acquisitions made during the first quarter of fiscal 2004. Average student enrollment for the first half of fiscal 2005 increased 19.5% to 59,626 as compared to 49,903 in the comparable prior fiscal year. Revenues for Brown Mackie and South were $48.4 million in the first quarter of fiscal 2005 as compared to $30.8 million in the year ago period. Results for Brown Mackie and South have been included since the date of acquisition for each entity, which was September 2, 2003 and July 14, 2003, respectively.

Our educational services expense increased by $48.9 million, or 18.9%, to $308.2 million in the first half of 2005 from $259.3 million in fiscal 2004, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Education services expenses for Brown Mackie and South were $29.4 million in the first six months of fiscal 2005 as compared to $18.3 million in the comparable year ago period. Overall, educational services expense as a percentage of revenue decreased approximately 150 basis points to 63.0% in fiscal 2005 from 64.5% in fiscal 2004. This decrease is attributable primarily to leverage on our personnel and facilities expenses, which decreased 130 basis points and 40 basis points as a percent of revenue, respectively. Other decreases in educational services expenses as a percentage of revenue include insurance and depreciation expenses. These favorable items were in part due to the formation of shared services locations, which combine certain facilities and administrative functions of some of our schools located in the same metropolitan area. The improvements in payroll, rent, benefits and depreciation expenses were partially offset by an increase in bad debt expense, which as a percentage of revenue was 60 basis points higher than the year ago period. This change was due primarily to increases in bad debt expense of approximately 50 basis points as a percentage of revenue during the first half of fiscal 2005. Other educational services expenses were relatively flat compared to the comparable period last year.

General and administrative expense was $98.2 million in the first half of fiscal 2005, up 27.7% from $76.9 million in fiscal 2004. The increase over the comparable period in the prior year reflects the inclusion of Brown Mackie and South for the entire period in fiscal 2005, higher advertising, salaries and telecommunication expenses, and the change in our accounting for marketing and admissions expenses. General and administrative expense for Brown Mackie and South were $15.3 million in the first six months of fiscal 2005 as compared to $5.9 million in fiscal 2004. The effect of the change in accounting increased general and administrative expense by approximately $3.7 million in the first six months of fiscal 2005. This change has no impact on the expense recorded for any fiscal year, as we did not change our accounting policy of expensing these costs as incurred on an annual basis. As a percentage of net revenues, general and administrative expense increased approximately 100 basis points to 20.1% as compared to 19.1% in the first half of fiscal 2004. This change reflects a 100 basis point increase in advertising expenses, due primarily to the effect of the change in accounting described above. Accounting and audit fees rose as well to comply with Sarbanes-Oxley Act requirements. Reductions in other operating expenses partially offset the above increases.

Amortization of intangibles increased slightly to $3.4 million in fiscal 2005, as compared to $3.3 million in the first half of fiscal 2004. Amortization attributed to South and Brown Mackie was $1.2 million in the first six months of fiscal 2005 as compared to $0.8 million in the year ago period.

Income before interest and taxes (“operating income”) increased by $17.0 million to $79.6 million in fiscal 2005 from $62.5 million in fiscal 2004. The corresponding margin increased approximately 70 basis points to 16.3% for first half of fiscal 2005 as compared to 15.6% for the prior year due to the factors described above.

Net interest expense was $1.0 million and $1.5 million in the first half of fiscal 2005 and fiscal 2004, respectively. In addition to interest on the borrowings under our revolving credit agreement, net interest expense for fiscal 2005 and fiscal 2004 includes the amortization of $0.2 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools, partially offset by interest income.

Our effective tax rate for the first half of fiscal 2005 was 39.3%, as compared to 39.9% recorded in the comparable year ago period. The effective tax rate for fiscal year 2004 was 41.0%. The decrease in the rate as compared to the prior year was primarily due to a reduction in tax reserves recorded during the second quarter of fiscal 2005 related to a favorable resolution of certain tax audit. The decrease in the tax rate was partially offset by an increase in the valuation allowance related to Canadian deferred tax assets in the first six months of fiscal 2005 which served to increase our annual effective tax rate. We recognized a benefit for these losses in the first and second quarters of fiscal 2004; however, during the third quarter of fiscal 2004, we determined that it was no longer “more likely than not” that the Canadian tax benefits would be realized and provided an appropriate allowance. We now fully reserve all tax losses recognized related to Canadian operations, thus recognizing no benefit. The effective rate was also affected by the distribution of taxable income to states with higher tax rates. The effective rates differed from the combined federal and state statutory rates due primarily to the valuation allowance and expenses that are non-deductible for tax purposes.

Net income increased by $11.1 million to $47.7 million in fiscal 2005 from $36.7 million in fiscal 2004. The increase is attributable to improved results from operations, lower interest expense and a lower effective tax rate.

Seasonality and Other Factors Affecting Quarterly Results

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at our Art Institute schools has typically peaked in the fall (fiscal year second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students at our schools enrolling in bachelor’s and graduate degree programs.

Liquidity and Funds of Capital Resources

Our current liabilities exceeded current assets by $30.7 million, $76.5 million and $129.2 million at December 31, 2004, June 30, 2004 and December 31, 2003, respectively. The significant decrease in the excess of current liabilities over current assets from December 31, 2004 to December 31, 2003 resulted primarily from the reduction in the current portion of long-term debt and the repayment of an $11.0 million note payable. Our cash balance exceeded borrowings by $23.6 million at December 31, 2004. Our net debt, or borrowings less unrestricted cash, was $22.8 million at June 30, 2004 and $92.4 million at December 31, 2003. During the first half of fiscal 2004, we used $159.9 million of cash from operations and borrowings on our revolving credit facility to fund acquisitions, as compared to the first half of fiscal 2005 where $12.4 million of cash from operations was used to fund the repayment of a note issued in connection with our acquisition of Brown Mackie and an earnout payment associated with the acquisition of South. We also used cash on hand and from operations during the six months ended December 31, 2004 to repay $125.1 million of borrowings on our revolving credit facility which were outstanding at June 30, 2004. The result of these investing and financing activities, together with an increase in the incremental cash generated from operations for the most recent quarter, led to higher cash and lower borrowing balances at December 31, 2004 compared to the year ago period. Partially offsetting the significant decrease in debt was the growth in advance payments and unearned tuition, which grew in relation to the increase in enrollment. Additionally, unearned tuition was also influenced by the growth of programs with starting and ending dates that differ from the traditional quarters. Accordingly, the billed but not earned tuitions associated with these programs continues to grow.

Trade accounts receivable decreased by $4.3 million over last year end and the total was flat compared to the year ago period. Days sales outstanding (DSO) in receivables decreased from 18.1 to 16.0 days at December 31, 2004 as compared to the same period last year. We calculate DSO by dividing net trade receivables by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the daily number of days in a quarter. The decrease in DSO was primarily due to better collections and a higher allowance for doubtful accounts as a percentage of gross accounts receivable, along with greater use of loans by our students. As a means of controlling our credit risk, we have established alternative loan programs with student loan lenders. These programs, which are typically non-recourse to us, help bridge the gap between tuition rates that rise faster than financial aid sources. We believe that these loans are attractive to our students because they provide for post graduation payments and are available to borrowers with lower than average credit ratings.

Cash flow from operations was $80.5 million for the six months ended December 31, 2004, an increase of approximately $13.4 million as compared to the year ago period. The increase in cash flow from operations over the prior year was primarily due to the increase in net income and non-cash expenses (primarily depreciation and amortization). These increases were offset by lower accrued liabilities and decreases in other current assets.

Capital expenditures were $41.1 million, or 8.4% of revenue for the first half of fiscal 2005, compared to $45.7 million, or 11.4% of revenue, in the year ago period. The reduction in capital expenditures as a percentage of revenue is due in part to our focus on improving our capital efficiency and the effect of our acquisitions of Brown Mackie, which has less capital-intensive operations than our other educational systems.

The fiscal 2005 capital expenditures to date relate to the investment in schools acquired or started during the previous several years and schools to be added in fiscal 2005, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology. We expect fiscal 2005 capital expenditures to be approximately 9.5% of revenue.

We amended and restated our revolving credit facility effective August 18, 2003 to increase allowable borrowings from $150 million to $250 million. The revolving credit agreement, which now expires August 18, 2008, contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At December 31, 2004, we had no borrowings outstanding under this facility and were in compliance with all covenants under the agreement. Our availability of borrowings under the revolving credit agreement was approximately $245 million at December 31, 2004. On December 2, 2004, the revolving credit agreement was further amended to clarify that we may guaranty up to $3 million of student debt to Sallie Mae, Inc. per fiscal year. We are currently evaluating whether we will enter into such guarantees. We repaid all borrowings outstanding at June 30, 2004 in July 2004. Additionally, on September 2, 2004, we retired $11.0 million in notes payable related to our acquisition of Brown Mackie.

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

Our primary source of cash is tuition collected from our students. We finance our operating activities primarily from cash generated from operations. Acquisitions are primarily financed through cash generated from operations as well as credit facility borrowings. We believe that cash flow from operations, supplemented from time to time with borrowings under the Credit Agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

We lease the majority of our facilities. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

We guarantee a significant portion of real estate lease obligations for our subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.3 million at December 31, 2004. We would be required to perform under these guarantees if the subsidiary could not satisfy the obligations.

The following table describes our commitments under various contracts and agreements at December 31, 2004 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2005 (remainder)	2006-2007	2008-2009	2010- Thereafter
Line of credit borrowings (1)	$—	$—	$—	$—	$—
Standby letters of credit (2)	4,862	—	—	—	—
Mortgage obligation	5,562	143	3,677	404	1,338
Operating leases	453,972	39,132	126,984	107,408	180,448
Other	23	—	23	—	—

Total commitments	$464,419	$39,275	$130,684	$107,812	$181,786

(1)	Under the terms of our Amended and Restated Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.

(2)	We do not anticipate these letters of credit will be drawn on.

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

Pursuant to a settlement agreement entered into between the American Bar Association (“ABA”) and Western State University College of Law (“WSU”) in resolution of a lawsuit filed against the ABA on January 16, 2004 by WSU and two of its students, WSU voluntarily relinquished its ABA provisional approval on August 7, 2004. Also in accordance with the settlement agreement, the ABA waived the ten month waiting period for reapplication for provisional approval. WSU filed a new application for ABA provisional approval on August 23, 2004. A site team visited WSU in September 2004. The issue of WSU’s accreditation was heard by the Accreditation Committee in January 2005. The Council of the Section on Legal Education and Admission to the Bar and the ABA House of Delegates will consider WSU’s accreditation at their respective meetings in February 2005. If approved by the Council of the Section on Legal Education and the ABA House of Delegates, WSU would receive provisional accreditation from the ABA. WSU is accredited by the Committee of Bar Examiners of the State of California and by the Senior Commission of the Western Association of Schools and Colleges (“WASC”). WSU is eligible to participate in federal financial aid programs as a result of its WASC accreditation.

In December 2004, three of our schools received “show cause” orders from the Accrediting Council of Independent Colleges and Schools (“ACICS”) due to the failure to timely file certain financial information. The schools subject to the show cause orders are The Art Institute of California – Los Angeles (including its branches The Art Institute of California – San Francisco and The Art Institute of California – Orange County), The Art Institute of Charlotte and The Art Institutes International Minnesota. ACICS issued the show cause orders because information we filed was received by ACICS’ Financial Review Committee after the adjournment of a meeting convened by the Committee to review the information. We believe that the show cause orders will be vacated by ACICS at its next scheduled meeting in April 2005. ACICS has taken the position that its rules prohibit the removal of a show cause order enacted by ACICS without an action of the entire council. We believe the impact of the show cause orders will not have a material adverse effect on the operations of the schools to which the orders apply.

The schools that received the show cause directives must demonstrate why their accreditation should not be withdrawn by suspension. As of October 2004, a total of 7,400 students attended the schools subject to the show cause orders.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) We maintain disclosure controls and procedures designed to ensure that we are able to collect the information it is required to disclose in the reports we file with the Securities and Exchange Commission (the “SEC”) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. Our management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures at December 31, 2004. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

(b) There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls during the quarterly period ended December 31, 2004.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On November 23, 2004, the annual meeting of the shareholders of the Company was held for the election of certain directors, the amendment of the Company’s articles of incorporation, the adoption of an incentive plan and the retention of the Company’s independent auditors.

On November 23, 2004, the annual meeting of the shareholders of the Company was held for the election of certain directors and the retention of the Company’s independent auditors.

Shares
(i) Election of directors (Class II):
Michael J. Emmi:
Votes for	68,843,796
Authority withheld	364,609
Martin L. Garcia:
Votes for	66,679,594
Authority withheld	2,528,811
Jerry L. Johnson:
Votes for	68,578,486
Authority withheld	629,919
Miryam L. Knutson:
Votes for	68,693,112
Authority withheld	515,293

(ii) Approval of the retention of Ernst & Young LLP as the Company’s independent auditors:

Votes for	68,280,737
Votes against	727,019
Abstentions	200,649

ITEM 5 – OTHER INFORMATION

On December 2, 2004, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement with the banks who are parties to the Company’s Second Amended and Restated Credit Agreement. A copy of the amendment is filed as an Exhibit to this Form 10-Q.

The Compensation Committee of the Company’s Board of Directors has adopted the Fiscal 2005 Management Incentive Compensation Plan effective for fiscal 2005. Designated members of the Company’s senior management team, including the Company’s executive officers, are eligible for bonuses under the Plan. Bonus payments under the Plan, if any, will be made in September 2005. The Compensation Committee established target bonuses based on a percentage of annual salary of 130% for Robert B. Knutson, Chairman, and John R. McKernan, Vice-Chairman and Chief Executive Officer; 100% for J. William Brooks, President; and 80% for Robert T. McDowell, Chief Financial Officer, and David J. Pauldine, Executive Vice President and Chief Marketing Officer. A copy of the Fiscal 2005 Management Incentive Compensation Plan is filed as an Exhibit to this Form 10-Q.

ITEM 6 – EXHIBITS

(a)	Exhibits:

(4.1)	First Amendment to Second Amended and Restated Credit Agreement dated as of December 2, 2004 among Education Management Corporation, National City Bank Of Pennsylvania, as the Agent for the Banks and Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, Suntrust Bank, as Syndication Agent, Bank Of America, N.A., as Documentation Agent, JP Morgan Chase Bank, as Documentation Agent, and the several Banks which are parties to the agreement.

(10.1)	Fiscal 2005 Management Incentive Compensation Plan

(15.1)	Registered Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

(32.1)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION
(Registrant)

Date: February 9, 2005

/s/ JOHN R. MCKERNAN, JR.
John R. McKernan, Jr.
Vice Chairman and Chief Executive Officer

/s/ ROBERT T. MCDOWELL
Robert T. McDowell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(4.1)	First Amendment to Second Amended and Restated Credit Agreement dated as of December 2, 2004 among Education Management Corporation, National City Bank Of Pennsylvania, as the Agent for the Banks and Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, Suntrust Bank, as Syndication Agent, Bank Of America, N.A., as Documentation Agent, JP Morgan Chase Bank, as Documentation Agent, and the several Banks which are parties to the agreement.

(10.1)	Fiscal 2005 Management Incentive Compensation Plan

(15.1)	Registered Independent Accountant’s Review Report

(15.2)	Auditor’s Acknowledgement

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

(32.1)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.