Form 10-Q
period 2005-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2005-05-10
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

The number of shares of the registrant’s Common Stock outstanding at March 31, 2005 was 74,316,366.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of
	March 31, 2005	June 30, 2004	March 31, 2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,094	$116,728	$44,112
Restricted cash	4,821	6,414	10,014

Total cash and cash equivalents	181,915	123,142	54,126
Receivables, net	54,533	52,196	49,251
Inventories	6,571	5,002	5,880
Deferred income taxes	17,203	17,203	12,824
Other current assets	8,880	7,511	10,583

Total current assets	269,102	205,054	132,664

Property and equipment, net	327,902	276,148	271,662
Other long-term assets	15,792	14,676	14,326
Intangible assets, net of amortization	17,531	20,596	20,371
Goodwill	315,036	311,525	310,604

Total assets	$945,363	$827,999	$749,627

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$3,516	$125,194	$92
Notes payable	—	11,000	11,000
Accounts payable	27,929	30,079	25,536
Accrued liabilities	46,717	39,189	35,544
Accrued income taxes	7,990	6,786	13,834
Advanced payments	143,944	46,351	128,476
Unearned tuition	29,447	22,909	22,475

Total current liabilities	259,543	281,508	236,957

Long-term debt, less current portion	1,896	3,366	3,390
Deferred income taxes	5,818	5,892	3,583
Deferred rent	39,560	—	—
Other long-term liabilities	11,061	8,546	4,539
Shareholders’ investment:
Common stock	745	735	734
Additional paid-in capital	309,580	296,038	283,247
Treasury stock, at cost	(1,791)	(1,495)	(1,495)
Retained earnings	312,341	230,382	215,473
Accumulated other comprehensive income	6,610	3,027	3,199

Total shareholders’ investment	627,485	528,687	501,158

Total liabilities and shareholders’ investment	$945,363	$827,999	$749,627

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
Net revenues	$274,599	$235,150	$764,001	$637,106
Costs and expenses:
Educational services	166,605	142,112	474,842	401,413
General and administrative	50,880	46,439	149,041	123,295
Amortization of intangible assets	1,647	1,931	5,070	5,193

	219,132	190,482	628,953	529,901

Income before interest and taxes	55,467	44,668	135,048	107,205
Interest expense (income), net	(276)	583	707	2,093

Income before income taxes	55,743	44,085	134,341	105,112
Provision for income taxes	21,517	18,638	52,382	43,007

Net income	$34,226	$25,447	$81,959	$62,105

Earnings per share:
Basic	$0.46	$0.35	$1.11	$0.86

Diluted	$0.45	$0.34	$1.09	$0.83

Weighted average number of shares outstanding (000’s):
Basic	74,222	73,071	73,812	72,621
Diluted	75,718	75,493	75,237	74,549

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the nine months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$81,959	$62,105

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	59,818	35,128
Allowances for tenant improvements	14,629	—
Amortization of intangibles	5,070	5,193
Deferred income taxes	196	—
Fixed asset impairment	738	—
Stock based compensation expense	787	620
Changes in current assets and liabilities:
Restricted cash	1,593	(9,419)
Receivables	(2,124)	(3,038)
Inventories	(1,523)	(1,006)
Other current assets	(1,438)	5,489
Accounts payable	148	1,825
Accrued liabilities	(5,843)	18,152
Advance payments	96,737	89,262
Unearned tuition	5,829	175

Total adjustments	174,617	142,381

Net cash flows from operating activities	256,576	204,486

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(12,297)	(157,777)
Expenditures for property and equipment	(68,139)	(65,692)
Investment in marketable securities	(59,815)	—
Redemption of marketable securities	59,815	—
Other items, net	(3,066)	(745)

Net cash flows from investing activities	(83,502)	(224,214)

Cash flows from financing activities:
Revolving credit facility activity, net	(125,100)	(35,000)
Principal payments on debt	(73)	(56)
Proceeds from issuance of Common Stock	12,469	9,937

Net cash flows from financing activities	(112,704)	(25,119)

Effect of exchange rate changes on cash	(4)	2

Net change in cash and cash equivalents	60,366	(44,845)
Cash and cash equivalents, beginning of period	116,728	88,957

Cash and cash equivalents, end of period	$177,094	$44,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$943	$1,426
Income taxes	49,540	23,248
Noncash investing and financing activities:
Tenant improvement allowances	30,871	—
Expenditures for property and equipment included in accounts payable	3,854	3,301

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2004 (the “Fiscal 2004 Annual Report”). These condensed consolidated financial statements include the accounts of Education Management Corporation and its consolidated subsidiaries. The accompanying condensed consolidated balance sheet at June 30, 2004 has been derived from the audited balance sheet included in the Company’s Fiscal 2004 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three months and nine months periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2005 and 2004 refer to the periods ended March 31, 2005 and 2004, respectively.

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

On October 25, 2004, the Company announced that its American Education Centers campuses would be renamed Brown Mackie College (“Brown Mackie”) in order to establish a common national identity.

Effective April 1, 2005, the Company changed its regional structure to form seven operating divisions by geographic locations within North America. These regions are the Northeast, Southeast, North Central, Central, South Central, Northwest and Southwest divisions. Accordingly, the Company will evaluate goodwill for impairment based on the new operating division structure in the fiscal fourth quarter of 2005.

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

The Company’s quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment for the Company’s Art Institutes typically peaked in the fall (fiscal year second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students at the Company’s schools enrolling in bachelor’s and graduate degree programs. The decreased effect of seasonal fluctuations on the results of operations is discussed in “Change in Accounting” below.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

CHANGES IN ACCOUNTING

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

The impact on quarterly net income and diluted earnings per share related to the change in accounting policy is as follows (in thousands except per share data):

	Three Months Ended March 31, (unaudited)		Nine Months Ended March 31, (unaudited)
	2005	2004	2005	2004
Net income before change in accounting policy	$32,750	$25,447	$82,714	$62,105
Impact due to change in accounting policy, net of tax	1,476	—	(755)	—

Net income, as reported	$34,226	$25,447	$81,959	$62,105

Diluted EPS:
Income before change in accounting policy	$0.43	$0.34	$1.10	$0.83
Impact due to change in accounting policy, net of tax	0.02	—	(0.01)	—

Net income, as reported	$0.45	$0.34	$1.09	$0.83

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

ACCOUNTING FOR LEASES

During the third quarter of fiscal 2005, the Company initiated a review of all of its current real estate operating leases and determined that its previous method of accounting for landlord incentives or allowances was not in accordance with recent guidance issued by the Securities and Exchange Commission. The Company historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset when cash was received from the landlord. Similarly, these reimbursements were reflected as reductions to capital expenditures in investing activities on the statements of cash flows. In the past, where tenant improvement allowances were paid directly by the landlord, no accounting entries were made. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the condensed consolidated balance sheet and as both an investing activity (addition to property and equipment) and component of operating activities on the condensed consolidated statement of cash flows. Both items are amortized as a component of educational services expense.

The Company also reviewed its leases to account for rent holidays and, and in some cases, revised its accounting to account for rent charges from the date where the Company had “possession and control” of the facility. However, the Company continues to apply the “capitalization method” of deferring rent during construction and amortizing that expense to depreciation and amortization expense. The net impact of these accounting adjustments resulted in additional leasehold improvements and deferred rent liability of approximately $35.7 million and $39.5 million, respectively, at March 31, 2005. In addition, amortization expense for the nine months ended March 31, 2005 reflected an increase of approximately $20.0 million, while rent expense was reduced by approximately $16.2 million. The net result was a non-cash, pretax charge of approximately $3.8 million ($2.3 million or $0.03 per share after tax) reflected in educational

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

services expense in the Company’s fiscal 2005 third quarter. The adjustments described above include approximately $14.6 million of reimbursements from landlords, used to fund leasehold improvements. These reimbursements are reflected as an increase to cash flows from operations and an offsetting increase to expenditures for property and equipment in the accompanying cash flow statement.

REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES

In connection with the preparation of this report, the Company concluded that it was appropriate to classify its auction rate securities as marketable securities. Auction rate securities are investments which are typically tied to short-term interest rates that are reset at predetermined short-term intervals through an auction process. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these instruments as marketable securities. This change had no impact on previously reported net income.

At March 31, 2005, the Company had no investments in auction rate securities. However, as of December 31, 2004 and September 30, 2004, the Company held investments of $12.5 million and $59.8 million, respectively, in these current investments and were previously classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. The condensed consolidated statements of cash flows has been revised to include the investment and redemption of these securities in investing activities for the nine month period ended March 31, 2005. The inclusion of these activities had no net impact on net cash flows from investing activities.

FIXED ASSET IMPAIRMENT

During the third quarter of fiscal 2005, the Company recognized a fixed asset impairment charge of $0.7 million at one of our Canadian facilities related to certain fixed assets. The asset impairment charge was triggered as a result of the Company’s current intention to relocate the school to another facility. The Company’s review, based on consideration of current fiscal year operating results and the forecasted operating results of the school, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets, including leasehold improvements to management’s estimated fair value, which was based upon fair market valuations performed by a third party. In connection with the change recorded on personal property, leasehold improvements were completely written off.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2.    STOCK-BASED COMPENSATION:

The Company maintains a 1996 Stock Incentive Plan, 2003 Incentive Plan and Employee Stock Purchase Plan for directors, executive management and key personnel which are described more fully in Note 13 of the Company’s Fiscal 2004 Annual Report. The Company accounts for these plans using the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. With the exception of a restricted stock grant made in the first quarter of fiscal 2004, there is no stock-based employee compensation cost reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. See Note 8 for additional information regarding SFAS 123(R), “Share-Based Payment,” which will be adopted by the Company for the first quarter of fiscal 2006.

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income (in thousands)
As reported	$34,226	$25,447	$81,959	$62,105
Stock-based employee compensation expense included in reported net income, net of tax	157	164	475	378
Stock-based employee compensation expense determined under fair value method, net of tax	(3,994)	(5,274)	(12,998)	(10,703)

Pro forma	$30,389	$20,337	$69,436	$51,780

Basic earnings per share
As reported	$0.46	$0.35	$1.11	$0.86
Pro forma	0.41	0.28	0.94	0.71
Diluted earnings per share
As reported	$0.45	$0.34	$1.09	$0.83
Pro forma	0.40	0.27	0.92	0.69

The Company made a restricted stock grant of 100,000 shares in the first quarter of fiscal 2004. Compensation expense of approximately $3.1 million is being recognized on a straight-line basis over the vesting period of which approximately $0.3 million, $0.8 million, $0.3 million and $0.6 million was recognized for the three and nine months ended March 31, 2005 and 2004, respectively. (See Note 8.)

3.    EARNINGS PER SHARE:

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution related to stock options, using the treasury stock method (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Basic shares	74,222	73,071	73,812	72,621
Dilution for stock options	1,496	2,422	1,425	1,928

Diluted shares	75,718	75,493	75,237	74,549

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

For the quarter ended March 31, 2005, options to purchase 614,973 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

4.    CAPITAL STOCK:

The Company’s Capital Stock consists of the following:

•	10,000,000 authorized shares of Preferred Stock, $0.01 par value; and

•	120,000,000 authorized shares of Common Stock, $0.01 par value.

	March 31, 2005	June 30, 2004	March 31, 2004
Issued:
Preferred Stock	—	—	—
Common Stock	74,506,600	73,519,497	73,336,203
Held in treasury:
Preferred Stock	—	—	—
Common Stock	190,234	180,364	180,364
Outstanding:
Preferred Stock	—	—	—
Common Stock	74,316,366	73,339,133	73,155,839

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

The following table reports pro forma information as if the acquisitions of Brown Mackie and South had been completed at the beginning of each respective fiscal year (unaudited, in thousands, except per share amounts). Pro forma results for nine month period ended March 31, 2004 include $15.9 million in expenses for Brown Mackie pertaining to stock compensation payouts and costs incurred related to the acquisition by EDMC. These stock plans at Brown Mackie are no longer in place, and the Company does not expect to incur charges of this nature in future periods.

	Nine months ended March 31,
	2005	2004
Net revenues
As reported	$764,001	$637,106
Pro forma	764,001	647,435
Net income
As reported	$81,959	$62,105
Pro forma	81,959	52,943
Diluted earnings per share
As reported	$1.09	$0.83
Pro forma	1.09	0.71

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

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.    INTANGIBLE ASSETS:

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Amortization of intangible assets for the three months and nine months ended March 31, 2005 and 2004 was approximately $1.7 million, $5.1 million, $1.9 million, and $5.2 million, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2005 (remainder)	$1,627
2006	4,212
2007	2,734
2008	2,346
2009	1,583

Intangible assets arise principally from acquisitions. A portion of curriculum relates to costs incurred to develop curriculum from online programs. These assets consisted of the following (in thousands):

	At March 31, 2005			At June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$15,466	$(6,726)	6	$13,260	$(4,973)
Accreditation	4,023	(1,255)	14	4,023	(1,043)
Bachelor’s degree programs	1,100	(324)	15	1,100	(270)
Student contracts and applications	12,566	(10,552)	3	12,502	(7,804)
Software	464	(388)	4	424	(299)
Title IV	1,130	(244)	12	1,130	(172)
Tradename	500	—	Indefinite	500	—
Other	3,433	(1,662)	15	3,738	(1,520)

Total	$38,682	$(21,151)	5	$36,677	$(16,081)

7.    COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Net income	$34,226	$25,447	$81,959	$62,105
Other comprehensive income:
Foreign currency translation	(289)	(320)	3,583	717

Comprehensive income	$33,937	$25,127	$85,542	$62,822

Accumulated other comprehensive income represents the foreign currency translation adjustment of approximately $6.6 million and $3.0 million at March 31, 2005 and June 30, 2004, respectively.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.    NEW ACCOUNTING STANDARDS:

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all annual periods beginning after June 15, 2005. Thus, SFAS 123(R) will be effective for the Company beginning with the first quarter of fiscal 2006, or July 1, 2005.

The Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options and the employee stock purchase plan. Accordingly, the adoption of SFAS 123(R) may have a significant impact on the Company’s results of operations. However, the charge would be non-cash and not expected to have a significant impact on the Company’s overall financial position. The new rule may be adopted either prospectively or using a retrospective method. Under the prospective method, a company would value its unvested stock options using an approved valuation method (e.g. Black-Scholes or the binomial method) and allocate the expense over the future vesting period of the options. Under the retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the new standard using the pro forma disclosures contained in prior period financial statements. For periods after July 1, 2005, the prospective method described above would be applied. The Company has not decided which method to adopt. The impact of adoption of SFAS 123(R) will depend on levels of share-based compensation granted in the future. If the Company had adopted SFAS 123(R) in prior periods, the expense recognized would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s annual consolidated financial statements and Note 2 of this quarterly report. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase, by the same amount, net financing cash flows in periods after adoption. While the Company cannot estimate what these amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $10.5 million, $8.2 million, and $5.9 million in fiscal 2004, 2003 and 2002, respectively.

9.    ACCOUNTING FOR INCOME TAXES:

The effective tax rate for the Company was 38.6% and 39.0% for the third quarter and first nine months of fiscal 2005, respectively, as compared to 42.3% and 40.9% in the respective prior fiscal year periods. The decrease in the year-to-date rate and the quarterly rate over the prior period was primarily due to the favorable resolution of a tax audit as well as a favorable return to provision adjustment related to the fiscal 2004 tax return filed during the fiscal 2005 third quarter, and a reduction in tax reserves recorded during the fiscal 2005 second quarter. The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes.

10.    GUARANTEES:

The Company guarantees a significant portion of real estate obligations for its subsidiaries, including a mortgage on a building that Western State University College of Law occupies, which had an outstanding balance of $3.3 million at March 31, 2005. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. The following discussion should also be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which identifies certain risk factors related to the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2005 and 2004 are to the periods ended March 31, 2005 and 2004, respectively.

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

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the accompanying financial statements.

Use of Estimates

Generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Leases

We lease most of our administrative and educational facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, we record these allowances as a leasehold improvement asset (which is included in property and equipment, net) and a related deferred rent liability on our balance sheets and amortize these items on a straight-line basis over shorter of the term of the lease or useful life of the asset as additional deprecation expense and a credit to rent expense. Lease agreements sometimes contain rent escalation clauses, which are straight-lined over the life of the lease. Our lease terms generally range from one to twenty years with at least one or more renewal options. We typically either renew or replace these leases. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the original lease term. Consistent with prior practice, we utilize the “capitalization method” to account for rent costs recognized during the period of time we perform build-out or construction activities. This time period is typically 120 days, but can extend longer for larger construction projects. Capitalization ceases when the leased premises are substantially ready for use and the capitalized cost is included with the cost of the leasehold improvements amortized over the life of the lease as an addition to depreciation expense. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

During the third quarter of fiscal year 2005, we initiated a review of all of our current real estate operating leases and determined that our previous method of accounting for landlord incentives or allowances was not in accordance with recent guidance issued by the Securities and Exchange Commission. We had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset when cash was received from the landlord. Similarly, these reimbursements were reflected as reductions to capital expenditures in investing activities on the statements of cash flows. In the past, where tenant improvement allowances were paid directly by the landlord, no accounting entries were made. We determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the condensed consolidated balance sheet and as both an investing activity (addition to property and equipment) and component of operating activities on the condensed consolidated statements of cash flow. Both items are amortized as a component of educational services expense.

We also reviewed our leases to account for rent holidays and, and in some cases, corrected our accounting to account for rent charges from the date where we had “possession and control” of the facility. However, we continued to apply the “capitalization method” of deferring rent during construction and amortizing that expense to deprecation and amortization expense which was consistent with our prior practice. The net impact of these accounting adjustments resulted in additional leasehold improvements and deferred rent liability of approximately $35.7 million and $39.5 million, respectively at March 31, 2005. In addition, amortization expense for the nine months ended March 31, 2005 reflected an increase of approximately $20.0 million, while rent expense was reduced by approximately $16.2 million. The net result was a non-cash, pretax charge of approximately $3.8 million ($2.3 million or $0.03 per share after tax) reflected in educational services in our fiscal 2005 third quarter. The adjustments described above include approximately $14.6 million of reimbursements from landlords, used to fund leasehold improvements. These reimbursements are reflected as an increase to cash flows from operations and an offsetting increase to expenditures for property and equipment in the accompanying cash flow statement.

Long-Lived Assets

We evaluate the recoverability of property, plant and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances include economic conditions or operating performance. When impairment indicators arise from changing conditions, we perform an evaluation based upon assumptions about the estimated future cash flows. If the projected undiscounted future cash flows are less than the carrying value, we would determine the fair value of the asset based upon a discounted cash flow model or a third party valuation. When utilizing a discounted cash flow model to determine fair value, if the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. We apply our judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows (if applicable) used to assess recoverability and the fair value of the asset. Key to this process is the identification of indicators of impairment and accurately estimating cash flows. The failure to identify an indicator or inaccurate cash flow estimates could result in unrecognized impairments. To date, we believe our processes of identifying and estimating have produced timely and accurate recognition of impairments.

During the third quarter of fiscal 2005, we recognized a fixed asset impairment charge of $0.7 million facilities related to certain fixed assets. The asset impairment charges were triggered as a result of our current intent to relocate the school to another facility. Our review, based upon consideration of current fiscal year operating results and the forecasted operating results of the school, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, we adjusted the carrying value of these long-lived assets, including leasehold improvements to management’s estimated fair value, which was based upon fair market valuations performed by a third party. In connection with the charge recorded on personal property, leasehold improvements were completely written off.

We evaluate the recoverability of the goodwill attributable to each reporting unit as required under SFAS 142, “Goodwill and Other Intangible Assets”, by comparing the fair value of each reporting unit with its carrying value. Historically individual campus components were aggregated to form three distinct operating divisions by geographic location within North America. These divisions are the Eastern, Central and Western divisions and were considered reporting units. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. We completed our annual impairment test during the first quarter of fiscal 2005 and determined that goodwill was not impaired. We apply our judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit. The fair market value of the reporting units is estimated by applying multiples to earnings before interest, taxes and depreciation. To validate the multiples used, we compare the multiples to recent identified transactions where businesses similar to ours were sold.

Effective April 1, 2005, we changed our regional structure to form seven operating divisions by geographic locations within North America. These regions are the Northeast, Southeast, North Central, Central, South Central, Northwest and Southwest divisions. Accordingly, we will evaluate goodwill for impairment based upon the new operating division structure in the fiscal fourth quarter of 2005.

Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases.

At March 31, 2005, we had net state operating loss carryforwards of approximately $48.8 million. These carryforwards expire at varying dates beginning in fiscal 2010 through 2025. No valuation allowance has been established against the state deferred tax assets, as we believe that these tax benefits will be realizable through tax carryforward availability and our demonstrated ability to produce taxable income.

At March 31, 2005, we had Canadian net operating loss carryforwards of approximately $22.0 million which results in $9.2 million in deferred tax assets related to our Canadian entities. We have determined that it is currently “more likely than not” that no portion of these benefits will be realized and have established a valuation allowance equal to the entire deferred tax assets related to the foreign net operating loss carryforwards. These carryforwards expire at varying dates beginning in fiscal 2008 through fiscal 2012. We continue to fully reserve all losses incurred related to Canadian operations and thereby we recognize no tax benefit. We evaluate on a quarterly basis whether, based on all available evidence, the deferred income tax assets are realizable. During the nine months ended March 31, 2005, we increased the valuation allowance by $2.9 million to fully reserve the tax asset associated with the losses incurred by our Canadian entities during the period.

New Accounting Standards

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS 95, “Statement of Cash Flows”. SFAS 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all annual periods beginning after June 15, 2005. Thus, SFAS 123(R) will be effective for our financial statements beginning with the first quarter of fiscal 2006, or July 1, 2005.

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

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Net revenues for the three months ended March 31, 2005 increased 16.8% to $274.6 million, compared to $235.2 million for the same period a year ago, primarily resulting from a 12.1% increase in total student enrollment and an approximate 6% increase in average tuition rates. Total enrollment at the start of the third quarter of fiscal 2005 was 66,103 students compared to 58,950 students for the same period last year.

Our educational services expense increased by $24.5 million, or 17.2%, to $166.6 million in the third quarter of 2005 from $142.1 million in fiscal 2004, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue increased approximately 30 basis points to 60.7% in the third quarter of fiscal 2005 from 60.4% in the third quarter of fiscal 2004. This increase includes the net impact of the recorded lease accounting adjustment recorded during the third quarter of fiscal 2005. As described above, these adjustments increased depreciation expense and reduced rent expense resulting in a net $3.8 million non-cash charge. This net increase was partially offset by decreases, as a percentage of revenue, in legal, supplies and telecommunication expenses. Some of these favorable items were due in part to the formation of shared services locations, which combine certain facilities and administrative functions of some of our schools located in the same geographic region. Other educational services expenses were relatively flat compared to the comparable period last year.

General and administrative expense was $50.9 million for the three months ended March 31, 2005, an increase of 9.6% from $46.4 million in the prior year period. The increase was primarily due to costs associated with our higher student enrollment, including higher advertising, salaries and audit expenses. During the first quarter of fiscal 2005, we changed our method of accounting for marketing and admissions activity to expense the costs when incurred rather than allocate the expense to each quarter during a fiscal year. For the third quarter of fiscal 2005, the impact on marketing and admissions expense along with the change in accounting methodology was immaterial when compared to the year ago period. Advertising and admissions expense recorded for an entire fiscal year are not affected by the new accounting policy.

As a percentage of net revenue, general and administrative expense decreased approximately 120 basis points to 18.5% as compared to 19.7% in the third quarter of fiscal 2004. This decrease as a percentage of net revenue was a result of lower consulting, legal, telecommunication and other operating expenses in relation to revenue. These decreases from the third quarter of fiscal 2004 were partially offset by a 20 basis point increase in advertising and admissions expense along with higher expense for internet and television and non-inquiry generating marketing expense and a 10 basis point increase for higher audit (including Sarbanes-Oxley compliance) expense. Other general and administrative expenses were flat as a percentage of net revenue compared to the year ago period.

Amortization of intangibles decreased to $1.6 million in the third quarter of fiscal 2005, as compared to $1.9 million in the third quarter of fiscal 2004 due to certain short-lived intangible assets becoming fully amortized.

Income before interest and taxes (“operating income”) increased by $10.8 million to $55.5 million in fiscal 2005 third quarter from $44.7 in the fiscal 2004 third quarter. The corresponding margin increased approximately 120 basis points to 20.2% for the quarter as compared to 19.0% for the prior year quarter due to the factors described above.

Net interest income was $0.3 million in the third quarter of fiscal 2005 as compared to expense of $0.6 million in comparable year ago period. The net interest income primarily due to income on short-term investments. However, net interest income was offset by amortization of $0.1 million in fees paid in connection with securing our revolving credit agreement and interest expense on mortgage indebtedness at two of our schools.

Our effective tax rate was 38.6% for the third quarter of fiscal 2005, as compared to 42.3% recorded in the comparable quarter of the prior year. The effective tax rate for the entire fiscal year 2004 was 41.0%. The decrease in the rate as compared to the prior year period was primarily due to a favorable return to provision adjustment for the tax year ending June 30, 2004, which was determined during the fiscal 2005 third quarter. The effective rates differed from the combined federal and state statutory rates due primarily to expenses that are non-deductible for tax purposes.

Net income increased by $8.8 million to $34.2 million in the fiscal 2005 third quarter from $25.4 million the year ago period. The increase is attributable to improved results from operations, and a lower effective tax rate.

Nine months ended March 31, 2005 compared to the nine months ended March 31, 2004

Our net revenues increased by 19.9% to $764.0 million in the first nine months of fiscal 2005 from $637.1 million in the first nine months of fiscal 2004 primarily due to increases in student enrollment and tuition rates, as well as acquisitions made during the first quarter of fiscal 2004. Average student enrollment for the nine months of fiscal 2005 increased 17.5% to 61,785 as compared to 52,585 in the comparable prior fiscal year. Revenues for Brown Mackie and South were $78.0 million in the first nine months of fiscal 2005 as compared to $54.6 million in the year ago period. Results for Brown Mackie and South have been included since the date of acquisition for each entity, which was September 2, 2003 and July 14, 2003, respectively.

Our educational services expense increased by $73.4 million, or 18.3%, to $474.8 million in the first nine months of fiscal 2005 from $401.4 million in the year ago period, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Education services expenses for Brown Mackie and South were $46.7 million in the first nine months of fiscal 2005 as compared to $31.2 million in the comparable year ago period. Overall, educational services expense as a percentage of revenue decreased approximately 80 basis points to 62.2% in fiscal 2005 from 63.0% in fiscal 2004. This decrease is attributable primarily to leverage on our personnel and facilities expenses, which decreased 90 basis points and 50 basis points (excluding the effect of the lease accounting adjustment) as a percent of revenue, respectively. Other decreases in educational services expenses as a percentage of revenue include legal and supplies expenses. These favorable items were in part due to the formation of shared services locations, which combine certain facilities and administrative functions of some of our schools located in the same metropolitan area. The improvements were partially offset by an increase in bad debt expense, which as a percentage of revenue was 40 basis points higher than the year ago period. Other educational services expenses were relatively flat compared to the same period last year.

General and administrative expense was $149.0 million in the first nine months of fiscal 2005, up 20.9% from $123.3 million in fiscal 2004. The increase over the comparable period in the prior year reflects the inclusion of Brown Mackie and South for the entire period in fiscal 2005, higher advertising, salaries, audit (including Sarbanes-Oxley compliance) and telecommunication expenses, and, to a lesser degree, the change in our accounting for marketing and admissions expenses. General and administrative expense for Brown Mackie and South were $23.0 million in the first nine months of fiscal 2005 as compared to $10.1 million in fiscal 2004. The effect of the change in accounting increased general and administrative expense by approximately $1.2 million in the first nine months of fiscal 2005. This change has no impact on the expense recorded for any fiscal year, as we did not change our accounting policy of expensing these costs as incurred on an annual basis. As a percentage of net revenues, general and administrative expense increased approximately 10 basis points to 19.5% as compared to 19.4% in the first nine months of fiscal 2004. This change reflects a 70 basis point increase in advertising expenses, partially offset by decreases in other miscellaneous expense. Other general and administrative expense categories were relatively flat in the first nine months of fiscal 2005 as compared to the year ago period.

Amortization of intangibles decreased slightly to $5.1 million in the first nine months of fiscal 2005, as compared to $5.2 million in the first nine months of fiscal 2004 due to certain short-lived intangible assets becoming fully amortized. Amortization attributed to South and Brown Mackie was $1.8 million in the first nine months of fiscal 2005 as compared to $1.6 million in the year ago period.

Income before interest and taxes (“operating income”) increased by $27.8 million to $135.0 million in fiscal 2005 from $107.2 million in fiscal 2004. The corresponding margin increased approximately 90 basis points to 17.7% for first nine months of fiscal 2005 as compared to 16.8% for the prior year due to the factors described above.

Net interest expense was $0.7 million and $2.1 million in the nine months of fiscal 2005 and fiscal 2004, respectively. This decrease is primarily attributable an increase in income on short-term investments and lower borrowings during fiscal 2005. Net interest expense for fiscal 2005 and fiscal 2004 includes the amortization of $0.3 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools.

Our effective tax rate for was 39.0% for the nine months ended March 31, 2005, as compared to 40.9% recorded in the first nine months of the prior year. The effective tax rate for fiscal year 2004 was 41.0%. The decrease in the rate as compared to the prior year was primarily due to a reduction in tax reserves recorded during fiscal 2005 related to the favorable resolution of a tax audit as well as a favorable return to provision adjustment for the fiscal year ending June 30, 2004, which was determined when the returns were completed and filed during the fiscal 2005 third quarter. The decrease in the tax rate was partially offset by an increase in the valuation allowance related to Canadian deferred tax assets in the first nine months of fiscal 2005, which served to increase our annual effective tax rate. We recognized a benefit for these losses in the first and second quarters of fiscal 2004; however, during the third quarter of fiscal 2004, we determined that it was no longer “more likely than not” that the Canadian tax benefits would be realized and provided an appropriate allowance. We now fully reserve all tax losses recognized related to Canadian operations, thus recognizing no benefit. The effective rate was also affected by the distribution of taxable income to states with higher tax rates. The effective rates differed from the combined federal and state statutory rates due primarily to the valuation allowance and expenses that are non-deductible for tax purposes. We expect the effective tax rate to be 39.3% for fiscal 2005.

Net income increased by $19.9 million to $82.0 million in fiscal 2005 from $62.1 million in fiscal 2004. The increase is attributable to improved results from operations, lower interest expense and a lower effective tax rate.

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

Liquidity and Funds of Capital Resources

Our working capital was approximately $9.6 million at March 31, 2005. Our current liabilities exceeded current assets by $76.5 million and $104.3 million at June 30, 2004 and March 31, 2004, respectively. The decrease in the excess of current liabilities over current assets from March 31, 2004 to March 31, 2005 resulted primarily from a higher cash balance at March 31, 2005, which was primarily caused by favorable operating results. Our unrestricted cash balance exceeded borrowings by $171.7 million and $40.6 million at March 31, 2005 and 2004, respectively. Our net debt, or borrowings less unrestricted cash, was $22.8 million at June 30, 2004. During the first nine months of fiscal 2004, we used $157.8 million of cash from operations and borrowings on our revolving credit facility to fund acquisitions, as compared to the first nine months of fiscal 2005 where as $12.3 million of cash was used to fund the repayment of a note issued in connection with our acquisition of Brown Mackie and an earnout payment associated with the acquisition of South. We used cash on hand and from operations during the nine months ended March 31, 2005 to repay $125.1 million of borrowings on our revolving credit facility which were outstanding at June 30, 2004. The result of these investing and financing activities, together with an increase in the incremental cash generated from operations and the for the most recent quarter, led to higher cash and lower borrowing balances at March 31, 2005 compared to the year ago period. Partially offsetting the significant decrease in debt was the growth in advance payments and unearned tuition, due to to the increase in enrollment.

Trade accounts receivable increased by $2.3 million and $5.3 million over last year end and the year ago period, respectively. Days sales outstanding (DSO) in receivables decreased from 18.9 to 17.9 days at March 31, 2005 as compared to last year. We calculate DSO by dividing net trade receivables by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the daily number of days in a quarter. The decrease in DSO was primarily due to better collections along with greater use of third party loans by our students. As a means of controlling our credit risk, we have established alternative loan programs with student loan lenders. These programs, which are non-recourse to us, help bridge the gap between tuition rates that rise faster than financial aid sources. We believe that these loans are attractive to our students because they provide for repayment post graduation and are available to borrowers with lower than average credit ratings.

Net cash flow from operations was $256.6 million for the first nine months ended March 31, 2005, an increase of approximately $52.1 million as compared to the year ago period. The increase in net cash flow from operations over the prior year was primarily due to the increase in net income, non-cash expenses (primarily depreciation and amortization) and lower restricted cash. These increases were offset by lower accrued liabilities and increases in other current assets. Cash flow from operations increased by $18.5 million compared to the year ago period due to cumulative adjustments related to lease accounting (See Note 1 of the Notes to the Condensed Consolidated Financial Statements).

Capital expenditures were $68.1 million, or 8.9% of revenue for the first nine months of fiscal 2005, compared to $65.7 million, or 10.3% of revenue in the year ago period. Capital expenditures for the first nine months of fiscal 2005 include a $14.6 million cumulative accounting adjustment related to cash received directly from landlords for leasehold improvements. The reduction in capital expenditures as a percentage of revenue is due in part to our focus on improving our capital efficiency and the timing of expenditures. Contributing to the efficiency was our acquisition of Brown Mackie, which has less capital-intensive operations than our other educational systems.

The fiscal 2005 capital expenditures to date relate to the investment in schools acquired or started during the previous several years and schools to be added in fiscal 2005, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology. We expect fiscal 2005 capital expenditures will be less than 9.0% of net revenue.

Our amended and restated revolving credit facility allows for borrowings up to $250 million expires August 18, 2008. The agreement contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At March 31, 2005, we had no borrowings outstanding under this facility and were in compliance with all covenants under the agreement. Our availability of borrowings under the revolving credit agreement was approximately $247 million at March 31, 2005. The revolving credit agreement allows us to guarantee up to $3 million of student debt to Sallie Mae, Inc. per fiscal year. We are currently evaluating whether we will enter into such guarantees. We repaid all borrowings outstanding at June 30, 2004 in July 2004. Additionally, on September 2, 2004, we retired $11.0 million in notes payable related to our acquisition of Brown Mackie.

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

We lease the most of our facilities. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

We guarantee a significant portion of real estate lease obligations for our subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.3 million at March 31, 2005. We would be required to perform under these guarantees if the subsidiary could not satisfy the obligations.

The following table describes our commitments under various contracts and agreements at March 31, 2005 (in thousands):

	Total amounts committed	Payments due by fiscal year
		2005 (remainder)	2006-2007	2008-2009	2010- Thereafter
Line of credit borrowings (1)	$—	$—	$—	$—	$—
Standby letters of credit (2)	3,028	—	—	—	—
Mortgage obligation	5,412	72	3,677	404	1,259
Operating leases	450,240	17,119	129,435	109,049	194,637
Other	23	—	23	—	—

Total commitments	$458,703	$17,191	$133,135	$109,453	$195,896

(1)	Under the terms of our Amended and Restated Credit Agreement, all outstanding borrowings become due at expiration of the facility in fiscal 2009.

(2)	We do not anticipate these letters of credit will be drawn on.

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

In December 2004, three of our schools received “show cause” orders from the Accrediting Council of Independent Colleges and Schools (“ACICS”) due to the failure to timely file certain financial information. The schools subject to the show cause orders are The Art Institute of California – Los Angeles (including its branches The Art Institute of California – San Francisco and The Art Institute of California – Orange County), The Art Institute of Charlotte and The Art Institutes International Minnesota. ACICS issued the show cause orders because information we filed was received by ACICS’ Financial Review Committee after the adjournment of a meeting convened by the Committee to review the information. These show cause orders were vacated by ACICS at its meeting in April 2005.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) We maintain disclosure controls and procedures designed to ensure that we are able to collect the information it is required to disclose in the reports we file with the Securities and Exchange Commission (the “SEC”) and to process, summarize and disclose this information within the time periods specified in the SEC’s rules. Our management, including the chief executive officer and chief financial officer, evaluated disclosure controls and procedures at March 31, 2005. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

(b) There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls during the quarterly period ended March 31, 2005.

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

Date: May 10, 2005

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