Form 10-K
period 2005-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2005-09-13
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2005	Commission File Number: 000-21363

EDUCATION MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1119571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA	15222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (412) 562-0900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the registrant at December 31, 2004 was approximately $2,381,018,211. The number of shares of Common Stock outstanding on August 19, 2005 was 75,016,888 shares.

Documents incorporated by reference: Portions of the definitive Proxy Statement of the registrant for the annual meeting of shareholders to be held on November 10, 2005 (“Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended June 30, 2005, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Items 306 or 402(a)(8) of Regulation S-K.

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

ITEM 1—BUSINESS

Business Overview

We are among the largest providers of private post-secondary education in North America, based on student enrollment and revenue, and have provided career-oriented education for over 40 years. We deliver education to our students through traditional classroom settings as well as through online instruction. As of June 30, 2005, we had 71 primary campus locations in 24 states and two Canadian provinces. Our total student enrollment as of the fall of 2004 exceeded 66,000 students. We were organized as a Pennsylvania corporation in 1962 and completed our initial public offering in 1996.

Our educational systems offer a broad range of academic programs concentrated in the media arts, design, fashion, culinary arts, behavioral sciences, health sciences, education, information technology, legal studies and business fields, culminating in the award of associate’s through doctoral degrees. We also offer non-degree programs, some of which result in the issuance of diplomas upon successful completion. We primarily offer academic programs through the following educational institutions:

•	The Art Institutes. The Art Institutes offer a broad suite of master’s, bachelor’s, associate’s and diploma degree programs in media arts, design, fashion and culinary arts. As of June 30, 2005, The Art Institutes consisted of 30 schools with campuses in cities throughout North America and The Art Institute Online, a division of The Art Institute of Pittsburgh. Art Institute programs are designed to provide the knowledge and skills necessary for employment in various fields, including graphic design, media arts and animation, multimedia and web design, game art and design, animation, video and digital media production, interior design, industrial design, culinary arts, photography and fashion. These programs typically are completed in 18 to 48 months and culminate in a bachelor’s or associate’s degree. In the summer quarter beginning July 2005, 25 Art Institutes offered bachelor’s degree programs, and we expect to continue to introduce bachelor’s degree programs in states that permit proprietary post-secondary institutions to offer these programs.

•	Argosy University. Argosy University offers doctoral and master’s programs in clinical psychology, counseling and education. Argosy also offers doctoral, master’s and bachelor’s degree programs in business administration, bachelor’s degrees in psychology and associate’s degree programs in various health sciences fields. As of June 30, 2005, there were thirteen Argosy University campuses and six extension sites in eleven states.

We also have Western State University College of Law in California and Argosy Professional Services, which provides courses and materials for post-graduate licensure examinations in human services fields and provides continuing education courses for K-12 educators.

•	Brown Mackie College. Brown Mackie College offers associate’s degree programs in health sciences, business, information technology, legal studies and design technologies. As of June 30, 2005, there were 22 Brown Mackie College campuses in ten states primarily in the Midwest. We acquired all the issued and outstanding shares of common stock of American Education Centers in September 2003 and renamed the acquired schools Brown Mackie College in the fall of 2004.

•	South University. South University offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. As of June 30, 2005, there were four South University campuses in four states in the southeastern United States. Additionally, South University offered fully online bachelor’s degree level programs in business administration, information technology and health sciences at June 30, 2005. We acquired all the issued and outstanding shares of common stock of South University in July 2003.

We currently manage our educational institutions through six operating divisions organized by geographic location within North America. We have a separate online division to assist our schools offering classes over the Internet.

Operating Strategy

We have managed our growth and improved our operating results through the successful implementation of our operating strategy. Key elements of our operating strategy include the following components:

Emphasize Graduate Outcomes and Student Career Advancement.    Our primary mission is to promote student success by providing students with the education necessary to begin or advance in their chosen career. Accordingly, we have developed a wide variety of programs designed to meet current and anticipated needs of employers. We focus on marketing to a broad range of potential students, admitting students who possess the relevant interests, having many faculty members with both practical experience in their fields as well as the required academic credentials, providing students with appropriate facilities, classroom technology and equipment, and offering students various career services. To ensure academic programs meet the needs of employers, over 1,200 industry professionals and employers sit on curricula advisory teams. We maintain dedicated career services personnel at our schools who provide significant assistance to our students seeking jobs, including contacting and recruiting potential employers, establishing internship programs, helping students prepare for interviews and helping students prepare resumes. We also evaluate the placement of our students from each of our programs to assist us in determining how to allocate our resources in the future. Our focus on student outcomes also helps us to maintain a strong student retention rate and manage our cohort loan default rates.

Develop New School Locations.    During fiscal 2005 we opened five new start-up campuses. Our new start-up campuses are typically opened as branch campuses of an existing main campus location. Prior to opening a new campus, we perform a detailed analysis of the geographic area, including the attractiveness of a metropolitan statistical area based on population size and growth, the percentage of the total population likely to pursue education in a particular program area and the level of competition from other post-secondary educational institutions. Opening new campuses allows us to effectively leverage our existing infrastructure and our curricula from our other schools.

While historically we have grown our student base primarily by the expansion of existing schools and programs, we have also grown through the acquisition of educational systems and schools. During fiscal 2004 we acquired Brown Mackie College and South University, along with two other smaller schools. Though we did not acquire any schools during fiscal 2005, we will continue to analyze and evaluate potential acquisition candidates and, where appropriate, engage in discussions which may lead to acquisitions of additional schools. When evaluating potential acquisitions, we consider a school’s potential for future growth, past regulatory compliance, demographic trends, our projected internal rate of return and return on invested capital, compatibility with our existing programs, level of competition, and the availability and quality of existing faculty, among other factors.

Use of Shared Services Locations.    During fiscal 2004 we started combining the facilities and administrative functions of some of our schools which are located in the same geographic regions. We refer to these schools as “shared services locations”. The administrative services which are combined for two or more schools located within a single facility may include career services, facilities management, finance, human resources, public relations, registration, student affairs, student financial services, student accounting and information technology. While these non-academic services are shared by the separate schools, shared services locations also strive to maintain a separate identity for each school within the facility by maintaining separate signage for each school along with separate faculty areas and primary classroom space. As of June 30, 2005, 23 of our schools were in shared services locations.

Create New and Revise Existing Academic Programs.    We continually strive to identify emerging industry trends in order to understand the evolving educational needs of our students and the employment market. When we identify a need that we do not believe is being addressed by the market or our schools, we may develop and introduce a new program designed to address the new market opportunity in areas where the potential enrollment is sufficient to warrant our investment. We also evaluate our existing program offerings and revise existing courses to meet changing market needs.

Rollout Existing Programs to Additional Schools.    Our broad base of 71 schools enables us to introduce programs that have been successful at one school to other schools within our system. During fiscal 2005, we successfully rolled out 119 existing educational programs to additional schools. The rollout of existing programs at additional campuses allows us to minimize costs associated with the development of new academic programs and quickly capitalize on identified market needs.

Expand the Number of Online Students.    Online learning, which provides students with flexibility to take courses at times most convenient to them, is a fast growing method of program delivery for many working adults. We continue to invest in our rapidly growing online course delivery models. At June 30, 2005, The Art Institute Online offered a broad suite of programs in the creative fields and South University offered bachelor’s degree programs in business administration, information technology and health sciences. During the summer term of 2005, 3,461 students took all of their courses online compared to 1,940 students during the summer term of 2004. We plan to continue to roll out new programs at The Art Institute Online and South University to satisfy the needs of students taking all their courses online. We also have filed an application with the accrediting body for Argosy University requesting that Argosy University be permitted to offer fully online degree programs.

In addition to our programs for fully online students, we also offer blended programs that permit students to take some of their courses online. For example, approximately 25% of students at Argosy University take at least one of their courses online while working towards their degree. Blended programs provide flexibility for students while also permitting our schools to more effectively leverage their facilities. We plan to expand the number of online courses available to our campus-based students.

Student Recruitment and Marketing

We use marketing tools such as the Internet, radio, local newspaper, television and print media advertising, telephone campaigns, and direct mail campaigns to attract new students to our schools. In addition, the general reputation of our schools and referrals from current students, alumni and employers is an important source of new students. We also employ approximately 150 representatives who make presentations at high schools to promote The Art Institutes. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2005, representatives conducted over 19,000 high school visits and attended approximately 2,800 career events. We estimate that new students at the Art Institutes made their initial inquiry based on the following percentages in fiscal 2005 and 2004:

	Year ended June 30,
	2005	2004
Internet advertising and our websites	35%	30%
Referrals from other students and graduates	30%	30%
High school recruitment programs	17%	17%
Broadcast advertising	9%	12%
Print media	3%	4%
Direct mail campaigns	2%	2%
Other recruiting efforts	4%	5%

In fiscal 2005, our marketing efforts generated inquiries from approximately 995,000 prospective students as compared to approximately 740,000 inquiries in fiscal 2004. Our inquiry-to-application conversion ratio for these students decreased from 9.5% in fiscal 2004 to 8.3% in fiscal 2005 due primarily to an increase in the number of inquiries from the Internet in fiscal 2005. The applicant-to-new-student ratio for our students decreased from 60.2% in fiscal 2004 to 57.1% in fiscal 2005 due in part to some of our schools accepting applications without requiring the payment of an application fee during fiscal 2005. We revised our computation of the applicant-to-new-student ratio from prior years to include new students from the second quarter of a fiscal year through the first quarter of the following fiscal year in order to account for the lag time between the filing of an application and the date which an applicant is estimated to start classes.

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

Due to our broad program offerings, our students come from a wide variety of backgrounds. The estimated average age of a new student at all of our schools during fiscal 2005 was 26 years old.

Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce the risk of student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students was approximately 67.4% in fiscal 2005. Net annual persistence for The Art Institutes and Argosy University was 70.3% in fiscal 2005 as compared to 70.2% in fiscal 2004. Brown Mackie College and South University have historically experienced lower persistence rates than The Art Institutes and Argosy University.

Education Programs

The relationship of each of our schools with potential employers for our students plays a significant role in the development and adaptation of school curriculum. Most of our schools have one or more program advisory boards composed of members of the local and regional communities or employers in the fields which we serve. These boards provide valuable input to the school’s education department, which allows the school to keep programs current and provide students with the training and skills that employers seek.

Our wide range of academic programs culminate in the awarding of diploma certificates through doctoral degrees. In the fall of 2004, the enrollment by degree for all our schools was as follows:

•	Bachelor’s degrees—44%

•	Associate’s degrees—35%

•	Doctoral degrees—9%

•	Diploma/certificates—7%

•	Masters—5%

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

The School of Design

Associate’s Degree

Advertising

Graphic Design

Graphic Design Production

Industrial Design Technology

Interior Design

Bachelor’s Degree

Advertising

Advertising Design

Design Management

Graphic Design

Illustration & Design

Industrial Design

Industrial Design & Technology

Interior Design

Painting

Visual Communications

Web Design

Yacht & Marine Design

Master’s Degree

Graphic Design

Interior Design

The School of Fashion

Associate’s Degree

Accessory Design

Advanced Fashion Design & Merchandising Technology

Apparel Design

Apparel Accessory Design

Digital Apparel Production

Fashion Design

Fashion Marketing

Fashion Merchandising

Fashion Production

Home Furnishing Merchandising

Visual Merchandising

Bachelor’s Degree

Apparel Design

Fashion Design

Fashion Marketing & Management

Fashion Marketing

The School of Media Arts

Associate’s Degree

Animation

Animation Art & Design

Audio Production

Broadcasting

Digital Arts

Drafting Technology with AutoCAD

Interactive Media Design

Multimedia & Web Design

Photography

Photographic Imaging

Video Production

Bachelor’s Degree

Audio Production

Audio & Media Technology

Digital Media Production

Computer Animation

Film & Digital Production

Game Art

Game Art & Design

Interactive Media Design

Media Arts & Animation

Multimedia & Web Design

Photography

Photographic Imaging

Simulation & Virtual Environments

Visual Effects & Motion Graphics

Visual & Game Programming

Visual & Entertainment Arts

Video Production

Master’s Degree

Computer Animation

Film

Visual Arts

The School of Culinary

Arts Associate’s Degree

Catering & Banquet Operations

Culinary Arts

Culinary Arts & Restaurant Management

Restaurant & Catering Management

Baking and Pastry

Bachelor’s Degree

Culinary Management

Culinary Arts Management

Culinary Arts

Argosy University.    The following degree programs are offered by Argosy University.

Psychology and Behavioral Sciences	Business
Doctor of Psychology	Doctor of Business Administration
Clinical Psychology	Accounting
School Psychology	Information Systems
International Business
Doctor of Education	Leadership
Counseling Psychology	Management
Organizational Leadership	Marketing
Pastoral Community Counseling
Master of Business Administration
Master of Arts
Clinical Psychology	Bachelor of Science

Clinical Psychology/Marriage and Family     Therapy

Counseling Psychology

Counseling Psychology/Marriage and Family     Therapy

Forensic Psychology

Guidance Counseling

Marriage and Family Therapy

Mental Health Counseling

Professional Counseling

Sport-Exercise Psychology

Sports Psychology

Education Specialist Degree

School Counseling

Bachelor of Arts

Psychology

Education

Doctor of Education

Curriculum & Instruction

Educational Leadership

Community College Executive Leadership

Master of Arts in Education

Curriculum & Instruction

Educational Leadership

Educational Specialist

Curriculum & Instruction

Educational Leadership

Business Administration

Health Sciences

Associate of Applied Science

Diagnostic Medical Sonography

Histotechnology

Medical Assisting

Veterinary Technology

Radiologic Technology

Associate of Science

Dental Hygiene

Medical Laboratory Technician

Radiation Therapy

Law

Juris Doctor

Brown Mackie College.    Brown Mackie College schools offer the following primary degree programs.

Health Sciences	Business
Associate’s Degrees	Associate’s Degrees
Administration in Gerontology	Accounting Technology
Healthcare Administration	Business Management
Gerontology	Sales and Marketing
Medical Assisting
Medical Office Management	Information Technology
Occupational Therapy Assistant	Associate’s Degrees
Pharmacy Technology	Electronics
Physical Therapist Assistant	Computer Networking and Applications
Surgical Technology	Computer Programming and Applications
Computer Software Technology
Legal Studies
Associate’s Degrees	Design Technologies
Criminal Justice	Associate’s Degrees
Paralegal	Audio/Video Production
Computer Aided Design and Drafting Technology
Graphic Design

South University.    South University offers the following degree programs.

School of Health Professions	School of Pharmacy
Master’s Degrees	Doctoral Degrees

Anesthesiologist Assistant

Physician Assistant Studies

Professional Counseling

Bachelor’s Degrees

Physician Assistant Studies

Nursing

Associate’s Degrees

Allied Health Science

Medical Assisting

Physical Therapist Assisting

Doctor of Pharmacy

School of Business
Bachelor’s Degrees
Business Administration
Healthcare Management
Legal Studies
Information Technology

Associate’s Degrees
Accounting Business Administration Information Technology Paralegal Studies

Graduate Employment

We measure our success as an educator of students to a significant extent by the ability of our students to find jobs in their chosen field of employment upon graduation from our schools. Most of our schools provide career development instruction to our students in order to assist the students in developing essential job-search skills. In addition to individualized training in interviewing, networking techniques and resume-writing, most of our schools require students to take a career development course. Additionally, we provide ongoing placement resources to our students and recent graduates. Career services departments also assist current students in finding part-time employment while attending school. Students in certain of our doctoral programs spend up to a year in a paid internship in their chosen field.

Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2005, the career services departments of our schools had approximately 200 employees. We estimate that our career services departments maintain contact with over 60,000 employers nationwide.

Based on information collected by us from graduating students and employers, we believe that of the 12,034 undergraduate students who graduated from The Art Institutes, Brown Mackie College and South University during the calendar year ended December 31, 2004, 86.0% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. For the undergraduate students graduating from The Art Institutes in calendar year 2004, 89.4% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation as compared to 88.9% in the prior year. These graduate employment rates exclude students who are pursuing further education, deceased, in active military service, who have medical conditions that prevent them from working, who are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees, or who are international students no longer residing in the United States. The average salary paid to our available graduating undergraduate students from The Art Institutes, Brown Mackie College and South University for calendar year 2004 who obtained employment in their fields of study, or in related fields of study, was approximately $27,500. The average salary paid solely to our available undergraduate students from The Art Institutes obtaining employment in their fields of study, or in related fields of study, was approximately $28,500 for both calendar year 2004 and 2003.

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

Pursuant to provisions of the Higher Education Act of 1965, as amended (“HEA”), the U.S. Department of Education relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutes to participate in federal financial aid programs under Title IV of the HEA. The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions. All of our U.S. schools are accredited by an accrediting agency recognized by the U.S. Department of Education.

In addition to the institutional accreditations described above, seven Art Institutes offer interior design programs that have programmatic accreditation by the Foundation for Interior Design Education Research (FIDER) and thirteen Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs.

The following table shows the location of each of our schools at June 30, 2005, the name under which it operates, the year of its establishment, the date we opened or acquired it, and the institutional accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first). No accreditation is shown for The Art Institute of Toronto as the Province of Ontario has no accreditation process for post-secondary schools. The Art Institute of Toronto is registered with the Ontario Ministry of Training, Colleges and Universities.

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institutes
The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)
The Art Institute of California—Los Angeles	Los Angeles, CA	1997	1998	Accrediting Council of Independent Colleges and Schools (“ACICS”)
The Art Institute of California—Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California—Los Angeles)
The Art Institute of California—San Diego	San Diego, CA	1981	2001	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”)
The Art Institute of California—San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California—Los Angeles)
The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS
The Art Institute of Colorado	Denver, CO	1952	1976	ACICS
The Art Institute of Dallas	Dallas, TX	1964	1985	SACS
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS
The Art Institute of Houston	Houston, TX	1974	1979	SACS
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT
The Art Institute of New York City	New York, NY	1980	1997	ACICS
The Art Institute of Ohio—Cincinnati	Cincinnati, OH	2004	2005	ACICS (as a branch of Brown Mackie College – Findlay)
The Art Institute Online	Pittsburgh, PA	1999	2000	Approved by ACICS to offer programs as a division of The Art Institute of Pittsburgh
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS
The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS (as a branch of The Art Institute of Colorado)
The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	ACICS; candidate with Middle States Association of Colleges & Schools of the Commission on Higher Education

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
The Art Institute of Portland	Portland, OR	1963	1998	Northwest Commission on Colleges and Universities (“NWCCU”)
The Art Institute of Seattle	Seattle, WA	1946	1982	NWCCU
The Art Institute of Tampa	Tampa, FL	2004	2004	SACS (as a branch of the Miami International University of Art & Design)
The Art Institute of Toronto	Toronto, Ontario	1997	2002	None
The Art Institute of Vancouver	Vancouver, BC	1998	2003	Private Career Training Institutions Agency of British Columbia (“PCTIA”)
The Art Institute of Vancouver—Burnaby	Burnaby, BC	1979	2003	PCTIA
The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS
Bradley Academy for the Visual Arts	York, PA	1952	2004	ACCSCT
California Design College	Los Angeles, CA	1991	2003	ACICS
The Illinois Institute of Art—Chicago	Chicago, IL	1916	1996	ACCSCT; Higher Learning Commission (HLC) of the North Central Association (Chicago location only)
The Illinois Institute of Art—Schaumburg	Schaumburg, IL	1983	1996	ACCSCT (as a branch of The Illinois Institute of Art—Chicago)
Miami International University of Art & Design	Miami, FL	1965	2002	SACS
The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges
Argosy University				HLC (all locations)
Argosy University/Atlanta	Atlanta, GA	1990	2002
Argosy University/Chicago	Chicago, IL	1976	2002
Argosy University/Dallas	Dallas, TX	2002	2002
Argosy University/Honolulu	Honolulu, HI	1979	2002
Argosy University/Orange County	Orange, CA	1999	2002

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened	Accrediting Agency
Argosy University/Phoenix	Phoenix, AZ	1997	2002
Argosy University/San Francisco	Point Richmond, CA	1998	2002
Argosy University/Sarasota	Sarasota, FL	1969	2002
Argosy University/Schaumburg	Schaumburg, IL	1979	2002
Argosy University/Seattle	Seattle, WA	1997	2002
Argosy University/Tampa	Tampa, FL	1997	2002
Argosy University/Twin Cities	Eagan, MN	1961	2002
Argosy University/Washington D.C.	Arlington, VA	1994	2002
Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; provisionally accredited by American Bar Association
South University				SACS (all locations)
South University/Savannah	Savannah, GA	1899	2004
South University/Montgomery	Montgomery, AL	1997	2004
South University/West Palm Beach	West Palm Beach, FL	1974	2004
South University/Columbia	Columbia, SC	1935	2004
Brown Mackie College
Brown Mackie College— Akron	Akron, OH	1980	2004	ACICS (as a branch of Brown Mackie College—Cincinnati)
Brown Mackie College— Cincinnati	Cincinnati, OH	1927	2004	ACICS
Brown Mackie College— Findlay	Findlay, OH	1986	2004	ACICS
Brown Mackie College— Northern Kentucky	Ft. Mitchell, KY	1927	2004	ACICS (as a branch of Brown Mackie College—Cincinnati)
Brown Mackie College— North Canton	North Canton, OH	1984	2004	ACICS
Brown Mackie College— Dallas	Garland, TX	2001	2004	ACICS (as a branch of Brown Mackie College—Cincinnati) (1)

School	Location	Calendar Year Established	Fiscal Year EDMC Acquired/ Opened		Accrediting Agency
Brown Mackie College— Fort Worth	Hurst, TX	2001	2004		ACICS (as a branch of Brown Mackie College—Cincinnati) (1)
Brown Mackie College— Atlanta	Norcross, GA	1969	2004		ACICS (as a branch of The Art Institute of Charlotte
Brown Mackie College— Lenexa	Lenexa, KS	1984	2004		HLC (as a branch of The Brown Mackie College Salina)
Brown Mackie College— Salina	Salina, KS	1892	2004		HLC
Brown Mackie College— Merrillville	Merrillville, IN	1984	2004		ACICS
Brown Mackie College— Michigan City	Michigan City, IN	1890	2004		ACICS (as a branch of Brown Mackie College—Merrillville)
Brown Mackie College— Moline	Moline, IL	1985	2004		ACICS (as a branch of Brown Mackie College—Merrillville)
Brown Mackie College— Fort Wayne	Fort Wayne, IN	1991	2004		ACICS (as a branch of Brown Mackie College—South Bend)
Brown Mackie College— South Bend	South Bend, IN	1882	2004		ACICS
Brown Mackie College— Louisville	Louisville, KY	1935	2004		ACICS
Brown Mackie College— Hopkinsville	Hopkinsville, KY	1995	2004		ACICS (as a branch of Brown Mackie College—Louisville)
Brown Mackie College— Miami	Miami, FL	2004	2005		ACICS (as a branch of Brown Mackie College—Cincinnati)
Brown Mackie College— Los Angeles	Los Angeles, California	2004	2005		HLC (as a branch of Brown Mackie College—Salina)
Brown Mackie College— San Diego	San Diego, California	2004	2005		HLC (as a branch of Brown Mackie College—Salina)
Brown Mackie College— Orange County	Orange County, CA	2004	2005		HLC (as a branch of Brown Mackie College—Salina)
Brown Mackie College— Denver	Denver, CO	2005	2005	(2)	ACICS (as a branch of Brown Mackie College—South Bend)

(1)	Brown Mackie College—Dallas and Brown Mackie College—Fort Worth discontinued accepting new enrollments effective August 4, 2005 and the complete teach-out of all students at each school is expected to be completed in October 2006. Upon completion of the teach-out, each school will close.
(2)	Brown Mackie College—Denver started its first class of students in July 2005.

Accrediting agencies monitor each educational institution’s performance in specific areas. In the event that the information provided by a school to an accrediting agency indicates that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2005, eight of our schools were required to provide such supplemental reports. Three of these schools must seek the prior approval of their accrediting agency in order to open or commence teaching at new locations. The accrediting agencies do not consider requesting that a school provide supplemental reports to be a negative action.

Student Financial Assistance

Many students at our U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is located, (ii) accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations. During fiscal 2005, approximately 67% of our net revenues were indirectly derived from Title IV programs.

As in the U.S., there are certain risks operating postsecondary institutions in Canada, including but not limited to: failure of our schools to understand or comply with extensive regulations could result in financial penalties, restrictions on our operations, or loss of external financial aid funding for our students. The provinces or national government may change the law or reduce funding for student financial aid programs, which could harm our student population and revenue. If our schools do not maintain their approvals, they may not operate or participate in federal student financial aid programs. Government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us. During fiscal 2005, less than 2% of our net revenues were from our schools located in Canada.

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

FFEL.    The FFEL program consists of two types of loans: Stafford loans, which are made available to students regardless of financial need, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in certain educational programs, $5,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $18,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. Amounts received by students in our U.S. schools under the

Stafford loan program in fiscal 2005 equaled approximately 45% of our net revenues. PLUS loans may be obtained by the parent(s) of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled. Amounts received by parents of students in our U.S. schools under the PLUS loan program in fiscal 2005 equaled approximately 15% of our net revenues.

Pell.    Pell grants are the primary component of the Title IV programs under which the U.S. Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. During fiscal 2005, Pell grants ranged up to $4,050 per year, depending on student need and other factors. Amounts received by students enrolled in our U.S. schools in fiscal 2005 under the Pell program represented approximately 8% of our net revenues.

FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants at our schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain states, portions of state grants and scholarships. Amounts received by students in our U.S. schools under the FSEOG program in fiscal 2005 represented less than 1% of our net revenues.

Perkins.    Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000. Eligible graduate students may borrow up to $6,000 in Perkins loans each academic year, with an aggregate maximum of $40,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education and the remainder by the applicable school. Subsequent federal capital contributions, which must be matched by school funds, may be received if an institution meets certain requirements. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2005, we collected approximately $7.1 million from our former students. In fiscal 2005, our required matching contributions were approximately $0.3 million. The Perkins loans disbursed to students in our U.S. schools in fiscal 2005 represented less than 1% of our net revenues.

Federal Work-Study.    Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school’s Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. Nine of our schools owned longer than one year and most of the schools we acquired during fiscal 2004 did not meet this requirement in fiscal 2004. To our knowledge, there have not been any penalties assessed to schools who have not met this requirement, but we cannot be assured that a penalty will not be assessed in the future. In fiscal 2005, Federal Work-Study funds represented less than 1% of our net revenues.

Legislative Action.    Political and budgetary concerns can significantly affect the Title IV programs. The U.S. Congress must reauthorize the HEA approximately every six years. The next reauthorization of the HEA is expected to take place later in 2005 or early 2006. In addition, the U.S. Congress reviews and determines federal appropriations for Title IV programs on an annual basis. The U.S. Congress can also make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations. Since a significant percentage of our revenue is derived from Title IV programs, any action by the U.S. Congress that significantly reduced Title IV program funding or the ability of our schools or students to participate in the Title IV programs would have a material adverse effect on our business, results of operations or financial condition. Legislative action also could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements.

Other Financial Assistance Sources

Students at several of our U.S. schools participate in state grant programs. In fiscal 2005, approximately 3% of our net revenues were indirectly derived from state grant programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). In fiscal 2005, financial assistance from such federal programs equaled less than our 1% of net revenues. Our schools also provide institutional grants and scholarships to qualified students. In fiscal 2005, institutional scholarships had a value equal to approximately 2% of our net revenues.

We have also arranged alternative supplemental loan programs that allow students to repay a portion of their loans after graduation and allow students with lower than average credit ratings to obtain loans. The primary objective of these loan programs is to lower the monthly payments required of students. Such loans are without recourse to us or our schools. In fiscal 2005, alternative loans represented approximately 15% of our net revenues.

Availability of Lenders

During fiscal 2005, eleven lending institutions provided over 88% of all federally guaranteed loans to students attending our U.S. schools. While we believe that other lenders or the Federal Direct Loan program would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, there can be no assurances in this regard. In addition, the HEA requires the establishment of lenders of last resort in every state to ensure that loans are available to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

Five student loan guaranty agencies currently guarantee at least 85% of all federally guaranteed student loans made to students enrolled at our U.S. schools. We believe that other guaranty agencies would be willing to guarantee loans to our students if any of the three current agencies ceased guaranteeing those loans or reduced the volume of loans they guarantee, although there can be no assurances in this regard.

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

None of our schools has had an FFEL cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. For federal fiscal year 2003, the most recent year for which the official rates have been published, the combined FFEL cohort default rate for borrowers at our schools was 5.1%, and our individual schools’ rates ranged from 1.2% to 15.4%.

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

To our knowledge, the U.S. Department of Education reviews an institution’s compliance with the cohort default rate thresholds described in the previous paragraph only when that institution is otherwise subject to a U.S. Department of Education renewal of certification review. As of June 30, 2005, 16 of our schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ending June 30, 2005, the most recent year for which such rates have been calculated. Funds from the Perkins program did not exceed 4.2% of these schools’ net revenues in fiscal 2005. None of these schools has been placed on provisional certification solely for this reason. During the year ended June 30, 2005, six of our schools that are new to the Perkins program had Perkins cohort default rates which exceeded 50% for such year. Each of these schools had less than ten students in the cohort year.

Each of our schools whose students participate in the FFEL program and/or the Perkins program maintains a student loan default management plan if their default rates equal or exceed 5%. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies. Argosy’s historical default rates have been quite low, and therefore Argosy has engaged in significantly fewer default management activities.

Regulatory Oversight.    The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally such reviews occur every six years. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. All our schools that submitted renewal of certification applications during fiscal 2005 either received renewed certification or have not yet heard back from the U.S. Department of Education. As of June 30, 2005, 30 of our schools were provisionally certified by the U.S. Department of Education, each due solely to our recent acquisition of the schools. During fiscal 2006, 31 of our schools, including 27 schools that are provisionally certified due to our recent acquisition of the school, are scheduled to apply for recertification.

Financial Responsibility Standards.    All institutions participating in Title IV programs must satisfy certain standards of financial responsibility. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process, and also annually as each institution submits its audited financial statements to the U.S. Department of Education. For the year ended June 30, 2005, we believe that, on an individual institution basis, each of our schools then participating in Title IV programs satisfied the financial responsibility standards. For purposes of financial responsibility standards, the main campus and each of its branches and other locations are consolidated.

Return of Title IV Funds.    Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. We have posted letters of credit for 28 of our schools because independent audits indicated that they had been late in the payment of the maximum allowable number of refunds during at least one of their two most recent fiscal years. Of these schools for which we posted letters of credit, 21 were schools we acquired in fiscal 2004 and seven were schools which we opened as branches of these acquired schools. We have instituted practices and procedures at recently acquired schools to expedite refunds of FFEL program funds, including payment of refunds by electronic fund transfers. The letters of credit we posted for 23 of our schools will expire in October 2005 and we do not expect to be required to renew them upon expiration.

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

The “90/10 Rule.”    Under a provision of the HEA commonly referred to as the “90/10 Rule,” institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for the prior fiscal year was derived from Title IV programs. Any school that violates the 90/10 Rule immediately becomes ineligible to participate in Title IV programs and is unable to apply to regain eligibility until the following fiscal year. For our schools that disbursed federal financial aid during fiscal 2005, the percentage of revenues derived from Title IV programs ranged from approximately 54% to 86%, with a weighted average of approximately 67%.

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

The British Columbia government, through its Ministry of Advanced Education, regulates private career colleges through an arms length accreditation and registration body called the Private Career Training Institutions Agency of British Columbia (“PCTIA”) and provides financial assistance to eligible students through the British Columbia Student Assistance Program (“BCSAP”). In Ontario, the government regulates private career colleges through the Ministry of Training Colleges and Universities and provides student assistance through the Ontario Student Assistance Program (“OSAP”). In both provinces, the student aid programs are substantially the same and include two main components, the Canada Student Loans Program integrated into the OSAP or the BCSAP. In order to maintain the right to administer student assistance, our schools must abide by the rules, regulations, and administrative manuals and Memorandum of Agreements with the Canada Student Loan Program and the respective OSAP/BCSAP Student Loans Plans. In order to attain eligibility, an institution has to establish that it has been in operation for at least two years with at least 15 students enrolled in each year, provide audited financial statements for each year of operation, and in the case of British Columbia schools, be accredited by PCTIA.

A school may submit applications for loans only to students enrolled in educational programs that have been approved by the provincial government authority filed with BCSAP or OSAP as the case may be. To be eligible, among other things, a program must be registered with the responsible provincial authority, be of a minimum length, and must lead to a diploma or certificate.

Ontario has the additional requirement that private career colleges are also required to derive no more than 90% of their cash basis revenue from OSAP. Failure to satisfy this 90/10 requirement results in the revocation of an institution’s designation until it submits a viable revenue/enrollment plan. We believe The Art Institute of Toronto is in compliance with this requirement for the most recent fiscal year.

Institutions cannot automatically acquire student aid designation through the acquisition of other student aid eligible institutions. In the event of a change of ownership, including a change in controlling interest, the respective ministries as well OSAP or BCSAP, as applicable, require evidence of the institution’s continued capacity and a formal undertaking to comply with registration and student aid eligibility requirements. Given that the provincial governments and PCTIA (in the case of British Columbia) periodically revises their respective regulations and other requirements and change their respective interpretations of existing laws and regulations, we cannot assure you that the provincial governments and/or PCTIA will agree with our interpretation of each requirement.

Canadian schools are required to audit their administration of student aid programs annually or as otherwise directed by OSAP or BCSAP, as the case may be. We believe we have complied with these requirements.

Default Rates.    Similar to the U.S. Department of Education, the Ontario Ministry calculates student loan default rates for each school and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Additionally, schools are required to share a cost of student defaults. To our knowledge, no school has been assessed a penalty due to student default rates. In the award years of 2001-2002 through 2004-2005, this cost sharing applied or will apply to institutions with a default rate during the respective award year equal to or greater than 25.0%. The Art Institute of Toronto had a default rate of 18% for 2004.

The Ontario Ministry anticipates implementing a default management plan designed to reduce the overall default rate for Ontario postsecondary institutions to 10.0%. Institutions with default rates in excess of 10.0% will potentially be responsible for sharing the cost of defaults if the institution does not reduce student default rates.

The Ontario Government Efficiency Act of 2002 clarified that Memorandum of Agreements between the Ministry and a school may impose performance or other requirements on a private career college that must be met in order for students of the institution to be eligible to apply for awards, grants, or student loans. These requirements may include, among other things, a performance bond and a loan default sharing arrangement. If one of our schools ceases to meet any condition of any such agreement, the Ontario Ministry may withdraw the school’s OSAP eligibility.

The British Columbia government has completed consultations with the private career college industry and other interested parties with respect to establishing new guideline for the tracking and reporting of student loan default rates. BCSAP is currently implementing a new student loan default tracking system but has not yet established default rate threshholds.

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

Employees

At June 30, 2005, we employed approximately 6,000 full time and approximately 1,900 part-time employees, of whom approximately 1,750 were full-time faculty members and approximately 1,600 were part-time faculty members.

Competition

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Many public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those we offer. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

Seasonality in Results of Operations

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at the Art Institute schools has typically peaked in the fall (fiscal second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students at our schools enrolling in bachelor’s programs and the effect of recent acquisitions.

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

ITEM 2—PROPERTIES

Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2005, our schools were located in major metropolitan areas in 24 states and two Canadian provinces. Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy, Brown Mackie College and South University schools are smaller and typically located in office or commercial buildings.

We currently lease most of our administrative and educational facilities under operating lease arrangements. We own a student housing facility in Fort Lauderdale, Florida; buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by Brown Mackie College in Lenexa, Kansas and Akron, Ohio. At June 30, 2005, we owned approximately 0.6 million square feet and leased approximately 3.2 million square feet. The leases typically have remaining terms ranging from less than one year to 20 years.

ITEM 3—LEGAL PROCEEDINGS

In July 2005, the staff of the SEC’s Enforcement Division advised us that it was conducting an informal inquiry into trading in our common stock. The informal inquiry relates to trading prior to our third quarter earnings announcement in May 2005. We believe the inquiry was initiated following trades by one of our former directors during the time frame that appeared to violate the short swing profit recovery provisions of Section 16(b) of the Securities Exchange Act of 1934. Under that provision, profits made by officers, directors and certain shareholders on transactions within a six month period of a matching transaction inure to the benefit of and may be recovered by the corporation. As a result, the former director paid and we accepted approximately $530,000 as disgorgement of profits on the transactions. The profit disgorgement will be recorded as an increase to shareholders equity in the first quarter of fiscal 2006. We advised the SEC staff of the Section 16(b) recovery and are cooperating fully with the SEC’s informal inquiry.

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

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market System under the symbol “EDMC.” At August 19, 2005, there were 75,016,888 shares of Common Stock outstanding held by approximately 800 holders of record. The prices set forth below reflect the high and low sales prices for our common stock, as reported in the consolidated transaction reporting system of the Nasdaq National Market System:

	2005		2004
Fiscal Quarter Ended	High	Low	High	Low
September 30	$33.19	$22.81	$32.12	$26.38
December 31	34.19	24.64	34.99	29.58
March 31	33.96	27.49	35.00	28.43
June 30	34.50	24.21	36.62	30.02

We have not paid any cash dividends on our common stock for fiscal years 2005 and 2004. We intend to retain our earnings as needed to finance the growth and development of our business. Future dividends, if any, will depend, on our future earnings, our capital requirements, our financial condition and on such other factors as our board of directors may consider relevant.

Information concerning securities authorized for issuance under our equity compensation plans will be contained in the Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with our Consolidated Financial Statements and Notes filed in response to Item 8 below and the information included in response to Item 7 below. Most of the summary data presented below is derived from our consolidated financial statements and audited by our independent registered public accountants, whose reports are filed in response to Item 8 below. The consolidated financial statements as of and for the years ended June 30, 2005, 2004, 2003 and 2002 were audited by Ernst & Young LLP. The financial statements as of and for the year ended June 30, 2001 was audited by Arthur Andersen LLP. The results presented include results of operations for the acquisitions completed during the fiscal year as of their respective acquisition dates.

	Year ended June 30,
	2005 (1)	2004 (2)	2003 (3)	2002	2001
	(dollars in thousands, except per share amounts)
Income Statement Data:
Net revenues	$1,019,338	$853,019	$640,027	$500,576	$370,681
Net income	101,574	77,014	56,277	42,314	28,978

Per Share Data (6):
Basic:
Earnings per share	$1.37	$1.06	$0.79	$0.64	$0.48
Weighted average number of shares outstanding, in thousands (4)	74,012	72,786	70,956	66,052	59,484
Diluted:
Earnings per share	$1.35	$1.03	$0.77	$0.61	$0.46
Weighted average number of shares outstanding, in thousands (4)	75,153	74,870	73,018	68,958	62,032

Other Data:
Capital expenditures	$71,205	$80,703	$80,809	$45,400	$47,477
Enrollment at beginning of fall quarter (5)	66,179	58,828	43,784	32,180	27,718

	At June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Total cash (including restricted cash)	$176,866	$123,142	$89,552	$92,123	$47,290
Receivables, net	57,968	52,196	40,641	30,378	22,539
Current assets	279,678	205,054	161,022	140,042	83,175
Total assets	956,027	827,999	577,595	492,655	287,540
Current liabilities	232,638	281,508	140,201	139,672	73,897
Total debt	70,420	128,560	38,500	28,576	53,660
Shareholders’ equity	666,010	528,687	427,779	346,577	159,949

(1)	Fiscal 2005 results include non-cash, pretax charges of approximately $4.2 million related to fixed asset impairments and write-offs. Also, cumulative adjustments for lease accounting recorded in fiscal 2005 increased pretax expense by approximately $3.8 million.
(2)	South University and Brown Mackie College are included as of the acquisition dates during fiscal 2004. Note 1 to the consolidated financial statements provides pro forma results as if the acquisitions had been acquired and consolidated as of July 1, 2003. A charge of $2.2 million was recognized in fiscal 2004 to increase the valuation allowance related to our Canadian net deferred tax assets.
(3)	Fiscal 2003 results reflect a change in accounting estimate due to our evaluation and adjustment of the useful lives for our property and equipment to more closely reflect actual usage. The useful life adjustment decreased income before interest and taxes by $3.2 million.

(4)	The weighted average shares outstanding used to calculate basic income per share does not include potentially dilutive securities (such as stock options). Diluted weighted average shares outstanding includes, where dilutive, the equivalent shares of common stock calculated under the treasury stock method for the assumed exercise of options and unvested restricted stock.
(5)	Excludes students enrolled at NCPT: The National Center for Paralegal Training (“NCPT”), which has taught out all programs. NCPT had 45, 195 and 281 students enrolled at the beginning of the fall quarters of fiscal 2003, 2002, and 2001, respectively.
(6)	The share information for the fiscal 2003, 2002, 2001 and 2000 periods presented has been adjusted to reflect the stock split that occured on December 22, 2003.

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

We primarily offer academic programs through four educational systems: The Art Institutes; Argosy University; Brown Mackie College; and South University. At June 30, 2005, we had 71 primary campus locations in 24 states and two Canadian provinces. Our total student enrollment as of the fall of 2004 exceeded 66,000 students. Our program offerings culminate with the award of degrees ranging from associate’s to doctoral degrees. We also offer non-degree programs, some of which result in the issuance of diplomas upon successful completion.

The Art Institutes consist of 30 schools with campuses in cities throughout North America and The Art Institute Online, a division of The Art Institute of Pittsburgh. The Art Institutes offer various degree and non-degree programs, including master’s, bachelor’s, associate’s and non-degree programs in the areas of media arts, design, fashion and culinary arts.

Argosy University offers doctoral and master’s programs in clinical psychology, counseling and education. Argosy also offers doctoral, master’s and bachelor’s degree programs in business administration, bachelor’s degrees in psychology and associate’s degree programs in various health sciences fields. As of June 30, 2005, there were 13 Argosy University campuses and six extension sites in eleven states. We also have Western State University College of Law and Argosy Professional Services, which provides courses and materials for post-graduate licensure examinations in human services fields and provides continuing education courses for K-12 educators.

Brown Mackie College offers bachelor’s and associate’s degree programs in health sciences, business, information technology, legal studies and design technologies. As of June 30, 2005, there were 22 Brown Mackie College campuses in ten states primarily in the Midwest. We acquired all the issued and outstanding shares of common stock of American Education Centers in September 2003 and renamed the acquired schools Brown Mackie College in the fall of 2004.

South University offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. As of June 30, 2005 there were four South University campuses in four states in the southeastern United States. Additionally, South University offered fully online bachelor’s degree level programs in business administration, information technology and health sciences at June 30, 2005. We acquired all the issued and outstanding shares of common stock of South University in July 2003.

Recent Acquisitions

On October 1, 2003, we acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, we acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle allowed us to expand on our current base of students in the Vancouver metropolitan area, while the purchase of Bradley complemented our existing presence in Pennsylvania by enabling us to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA. The pro forma information presented below does not include these two acquisitions because their impact on operations was not material.

On September 2, 2003, we acquired 100% of the outstanding stock of American Education Centers and related companies. American Education Centers operated 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. We paid approximately $103.5 million in cash, $11.0 million in notes payable that was repaid on September 2, 2004, and assumed $3.5 million in debt. This purchase broadened our range of academic programs offerings for working adults. These acquired schools are now called Brown Mackie College.

On July 14, 2003, we acquired 100% of the outstanding stock of South University. South University operated four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. We paid approximately $51.0 million for South University, which included $4.0 million held in escrow. Funds held in escrow are to be transferred to the previous owner upon the satisfaction of certain conditions primarily relating to the development and performance of certain health profession programs. On November 3, 2004, $1.3 million was paid from escrow to the former owner and a corresponding entry was made to goodwill. The remaining $2.7 million held in escrow will be paid if the remaining conditions are met. The purchase of South University broadened our program offerings in the health sciences.

The following table reports pro forma information as if the acquisitions of American Education Centers and South University had been completed as of July 1, 2002. Pro forma results for twelve month period ended June 30, 2004 include $15.9 million in expenses for American Education Centers pertaining to stock compensation payouts and costs incurred related to the acquisition. These stock plans are no longer in place, and we do not expect to incur charges of this nature in future periods.

	Year Ended June 30,
	2004	2003
	(unaudited, in thousands, except per share amounts)
Net revenues
As reported	$853,019	$640,027
Pro forma	863,349	712,304
Net income
As reported	$77,014	$56,277
Pro forma	67,852	64,910
Diluted earnings per share
As reported	$1.03	$0.77
Pro forma	0.91	0.89

The share information for fiscal 2003 has been adjusted to reflect the stock split that occurred on December 22, 2003.

The following table summarizes the estimated fair values of the assets we acquired and liabilities we assumed in connection with our acquisition of American Education Centers on September 2, 2003 (in thousands):

Current assets	$6,667
Property and equipment	11,355
Intangible assets	4,502
Goodwill	102,574

Total assets acquired	125,098
Current liabilities	7,078

Net assets acquired	$118,020

The following table summarizes the estimated fair values of the assets we acquired and liabilities we assumed in connection with our acquisition of South University on July 14, 2003 (in thousands):

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

Start-up schools and smaller acquisitions are expected to incur operating losses during the first two to three years following their opening or purchase. The combined operating losses of these newer schools were approximately $13.6 million and $11.8 million in fiscal 2005 and 2004, respectively.

Results of Operations

Our largest source of revenue is tuition collected from our students which is presented after deducting refunds, scholarships and other adjustments. Net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials. We recognize revenue on a pro rata basis over the term of instruction or occupancy. Tuition revenue generally varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and the average student population. Bookstore and housing revenue is largely a function of the average student population. The average student population is influenced by the number of continuing students attending school at the beginning of a period and by the number of new students entering school during such period. We believe that the size of our student population at our campuses is influenced by the number of graduating high school students, the attractiveness of our program offerings, the effectiveness of our marketing efforts, changes in technology, the persistence of our students, the length of the education programs, our overall educational reputation and general economic conditions. The introduction of additional program offerings at existing schools and the establishment of new schools (through acquisition or start-up) are important factors influencing our average student population.

Historically, we have been able to pass along cost increases through increases in tuition. Tuition rate increases have been implemented in varying amounts in each of the past several years. Average tuition rates increased by approximately 6.8% and 6.0% in fiscal 2005 and fiscal 2004, respectively. For most of our schools, tuition rates vary by geographic region, but are generally consistent from program to program at the respective schools.

The majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. For the years ended June 30, 2005, 2004 and 2003 approximately 67%, 73% and 68%, respectively, of our net revenues were indirectly derived from Title IV programs.

Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets, under the half-year convention, for financial reporting purposes and accelerated methods for income tax reporting purposes. The use of the half year convention for purposes of determining depreciation expense is not materially different than using the date that the property and equipment were placed in service.

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

Amortization of intangibles relates to the values assigned to identifiable intangible assets. These intangible assets arose principally from the acquisitions of schools and internal development of curriculum for various online programs.

The following table sets forth for the periods indicated the percentage relationship of certain statements of income items to net revenues.

	Year ended June 30,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	62.8	64.0	65.2
General and administrative	20.0	19.6	19.6
Amortization of intangible assets	0.6	0.8	0.7

	83.4	84.4	85.5

Income before interest and taxes	16.6	15.6	14.5
Interest expense, net	0.0	0.3	0.2

Income before income taxes	16.6	15.3	14.3
Provision for income taxes	6.6	6.3	5.5

Net income	10.0%	9.0%	8.8%

Year Ended June 30, 2005 Compared with Year Ended June 30, 2004

Net Revenues

Our net revenues increased by 19.5% to $1,019.3 million in fiscal 2005 from $853.0 million in fiscal 2004 primarily due to increases in student enrollment and tuition rates. Average quarterly student enrollment was 62,384 in fiscal 2005 compared to 53,724 in fiscal 2004, an increase of 16.1%. Average final 2005 student enrollment growth and revenue growth was favorably affected by the full year results of acquisitions that occurred in early fiscal 2004. Average tuition rates increased by approximately 6.8% over the prior year. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. We derived 90.6% and 90.8% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2005 and fiscal 2004, respectively.

Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased by 15.5% to $43.9 million in fiscal 2005 compared to $38.0 million in fiscal 2004 and revenues from bookstore sales (which includes supplies and other items) in fiscal 2005 grew by 16.1% to $36.9 million.

Educational Services

Our educational services expense increased by $94.3 million, or 17.3%, to $640.4 million in fiscal 2005 from $546.1 million in fiscal 2004, due primarily to the incremental costs incurred to support higher levels of student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of net revenue decreased approximately 120 basis points to 62.8% in fiscal 2005 from 64.0% in fiscal 2004. The decrease was primarily due to salaries expense and rent expense declining as a percentage of net revenue, both resulting from improved operating leverage. This operating leverage was partially offset by higher depreciation and amortization expense as a percentage of net revenue along with the net impact of the cumulative lease accounting adjustment recorded during the third quarter of fiscal 2005 to comply with a recent interpretation of the lease accounting rules. This lease accounting adjustment increased depreciation expense and reduced rent expense, resulting in a net $3.8 million non-cash cumulative charge. Fiscal 2005 results also include non-cash, pretax charges of approximately $4.2 million related to fixed asset impairments and write-offs. Other improvements as a percentage of net revenue include legal, supplies and telecommunication expenses. Other components of educational services expenses, including bad debt expense, as a percentage of revenue were relatively flat compared to the comparable period last year.

General and Administrative

General and administrative expense was $203.8 million for fiscal 2005, an increase of 22.1% from $167.0 million in the prior year period. The increase was primarily due to costs associated with higher levels of student enrollment, including higher advertising and salaries. Other expense categories missing as a percentage of revenue include audit, consulting and Sarbanes-Oxley compliance expenses. As a percentage of net revenue, general and administrative expense increased approximately 40 basis points to 20.0% as compared to 19.6% in fiscal 2004. This increase as a percentage of net revenue was primarily a result of higher advertising expense in fiscal 2005 as compared with the prior year period. The increase in advertising expense was primarily due to the need to generate increased inquiries from perspective students and marketing efforts for start-ups. We focused on new sources of inquiries such as the Internet to better target advertising spending. We also continued to utilize other advertising mediums such as television and print media.

Amortization of Intangible Assets

Amortization of intangibles decreased to $6.5 million in fiscal 2005, as compared to $6.9 million in fiscal 2004 due to certain short-lived intangible assets becoming fully amortized, partially offset by higher amortization expense for deferred software costs related to online curriculum programs.

Interest Expense, Net

Net interest income was $0.2 million in fiscal 2005 as compared to net interest expense of $2.5 million in comparable year ago period. Net interest income on short-term investments was offset in part by $0.4 million of amortization of fees paid in connection with securing our revolving credit agreement and interest expense on mortgage indebtedness at two of our schools. We expensed $0.5 million in commitment fees related to our revolving credit agreement in fiscal 2005.

We had borrowings under mortgage obligations of approximately $5.3 million and $3.4 million at June 30, 2005 and June 30, 2004, respectively.

Provision for Income Taxes

Our effective tax rate was 39.8% for fiscal 2005, as compared to 41.0% for fiscal 2004. The change in the tax rate as compared to the prior year was primarily due to a reduction in tax reserves recorded during fiscal 2005 related to the favorable resolution of a tax audit. The tax rate in fiscal 2004 was higher than the prior year because we established a valuation allowance against the deferred tax assets related to the cumulative Canadian net operating losses. It was determined that it was no longer “more likely than not” that these deferred tax assets would be realized. We continued to fully reserve against all deferred tax assets related to our Canadian operations during fiscal 2005. The favorable impact of the resolution of the audit on the fiscal 2005 tax rate was partially offset by valuation allowances established with regard to deferred tax assets arising from fiscal 2005 Canadian and certain state net operating losses, and by the distribution of taxable income to states with higher tax rates.

The effective tax rate differed from the combined federal and state statutory rates due primarily to the reduction in tax reserves related to the favorable resolution of a tax audit, the increase in the valuation allowance related to deferred tax assets arising from operating losses, and expenses that are non-deductible for tax purposes.

Net Income

Net income increased by $24.6 million to $101.6 million in fiscal 2005 from $77.0 million in fiscal 2004. The increase is attributable to improved results from operations and, to a lesser extent, net interest income and a lower effective tax rate in fiscal 2005 as compared to fiscal 2004.

Year Ended June 30, 2004 Compared with Year Ended June 30, 2003

Net Revenues

Average quarterly student enrollment was 53,724 in fiscal 2004 compared to 40,457 in fiscal 2003, an increase of 32.8%. The previously mentioned acquisitions contributed 15.6% of this growth in student population. Our net revenues increased by 33.3% to $853.0 million in fiscal 2004 from $640.0 million in fiscal 2003 primarily due to increases in student enrollment and tuition rates, as well as acquisitions. In addition, our tuition increased by approximately 6% over the prior year. Revenue from schools acquired during fiscal 2004 totaled $91.0 million.

Net housing revenues increased by 19.0% to $38.0 million in fiscal 2004 compared to $31.8 million in fiscal 2003 and revenues from bookstore sales in fiscal 2004 grew by 55.1% to $32.1 million. Both increased primarily as a result of higher average student enrollment.

Educational Services

Our educational services expense increased by $128.6 million, or 30.8%, to $546.1 million in fiscal 2004 from $417.6 million in fiscal 2003, due primarily to the incremental costs incurred to support higher student enrollment. These costs include employee compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Educational services expense from schools acquired during fiscal 2004 totaled $48.5 million. Overall, educational services expense as a percentage of revenue decreased approximately 120 basis points to 64.0% in fiscal 2004 from 65.2% in fiscal 2003. This decrease is attributable primarily to leverage on our facilities and staff personnel expenses on higher enrollment levels. These favorable items were offset, in part, by an approximately 60 basis point increase in bad debt expense as a percentage of revenue. The increase in bad debt expense as a percentage of revenue was due in part to the addition of Brown Mackie College, which historically experienced higher bad debt expense as a percentage of revenue than our other schools.

General and Administrative

General and administrative expense was $167.0 million in fiscal 2004, an increase of 33.3% from $125.3 million in fiscal 2003. The increase over the prior fiscal year primarily reflects increases in marketing and admissions expenses, and salaries and benefits expenses including $20.0 million related to newly-acquired entities. As a percentage of net revenues, general and administrative expense was flat compared to fiscal 2003. During fiscal 2004, we experienced favorable results due to leverage of our facilities and telecommunications expenses which was offset by higher compensation expense for general and administrative employees as compared to the prior year and increased outside accounting, auditing and legal fees due primarily to Sarbanes-Oxley implementation and a dispute with the American Bar Association over the provisional accreditation of Western State University College of Law.

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

Provision for Income Taxes

Our effective tax rate was 41.0% for fiscal 2004, as compared to 38.5% in fiscal 2003. The change in the rate as compared to the prior year is due to an increase in the valuation allowance related to Canadian deferred tax assets and the distribution of taxable income to states with higher tax rates. In addition, no tax benefit was recorded on losses incurred by our Canadian entities and a charge of $2.2 million was recognized in fiscal 2004 to increase the valuation allowance as a result of continued losses attributable to slower than expected growth at our Canadian schools.

Net Income

Net income increased by $20.7 million to $77.0 million in fiscal 2004 from $56.3 million in fiscal 2003. The increase was attributable to improved results from operations as well as recent acquisitions, partially offset by increased amortization of intangibles expense and a higher tax provision in fiscal 2004.

Quarterly Financial Results (unaudited)

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at our Art Institute schools has typically peaked in the fall (fiscal second quarter), when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The first quarter is typically the lowest revenue recognition quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students at our schools enrolling in bachelor’s programs and the effect of recent acquisitions.

The following table sets forth our quarterly results for fiscal 2005 and 2004:

	Quarter ended
	Sep. 30	Dec. 31	Mar. 31	Jun. 30
	(dollars in thousands, except per share data)
Fiscal 2005
Net revenues	$213,594	$275,808	$274,599	$255,337
Income before interest and income taxes	14,471	65,110	55,467	33,540
Income before income taxes	13,748	64,850	55,743	34,467
Net income	8,153	39,580	34,226	19,615
Earnings per share
—Basic	0.11	0.54	0.46	0.27
—Diluted	0.11	0.53	0.45	0.26
Fiscal 2004
Net revenues	$168,976	$232,980	$235,150	$215,913
Income before interest and income taxes	8,069	54,468	44,668	25,781
Income before income taxes	7,379	53,648	44,085	25,399
Net income	4,501	32,157	25,447	14,909
Earnings per share
—Basic	0.06	0.44	0.35	0.21
—Diluted	0.06	0.43	0.34	0.20

During fiscal 2005, we changed our method of accounting for marketing and admissions activity to expense the costs when incurred rather than allocate the expense to each quarter during a fiscal year. This change had no effect on the annual results.

The per share information for fiscal 2004 has been adjusted to reflect the stock split that occurred on December 22, 2003.

Earnings per share amounts for each quarter are required to be calculated independently based on the weighted average shares outstanding during the period, and therefore may not total to the amount calculated for the year.

Liquidity and Funds of Capital Resources

Our primary source of cash is tuition collected from our students. We finance our operating activities primarily from cash generated from operations. Acquisitions are primarily financed through cash generated from operations as well as borrowing on our revolving credit facility. We believe that cash flow from operations, supplemented from time to time with borrowings under the revolving credit agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

At June 30, 2005, our working capital was approximately $47.0 million. This is compared to a working capital deficit of $76.5 million at June 30, 2004.

Cash generated from operations for fiscal 2005 led to higher cash and lower borrowing balances at June 30, 2005, as compared to prior fiscal year. Partially offsetting the significant decrease in debt was the growth in advance payments and unearned tuition due to an increase in enrollment. During fiscal 2005, cash on hand, net cash flow from operations, and $21.2 million from the exercise of stock options was primarily used to fund the repayment of a note issued in connection with our acquisition of Brown Mackie College, an escrow payment associated with the acquisition of South University, repayment of $125.1 million outstanding on our revolving credit facility at June 30, 2004, as well as invest in $71.2 million in capital expenditures. In fiscal 2004 cash on hand and $163.3 million of net cash flow from operations, along with proceeds from both the net increase in debt of $90.1 million and the issuance of stock of $12.0 million were primarily used to fund the cash component of acquisitions of $157.8 million, repay $35 million outstanding on our revolving credit facility at June 30, 2003, and invest $80.7 in capital expenditures.

Net cash flow from operations was $193.2 million, $163.3 million and $79.4 million in fiscal 2005, 2004 and 2003, respectively. The increase from prior year net cash flow from operations was primarily attributable to an increase in net income of $24.6 million and an increase in non-cash items of $30.7 million. These increases were partially offset by $25.3 million less cash generated from working capital primarily due to the timing of income tax installment payments.

Net accounts receivable increased by $5.8 million compared to fiscal 2004, which represented a decrease as a percentage of revenue from 6.1% in fiscal 2004 to 5.7% in fiscal 2005. Days sales outstanding (DSO) in receivables decreased from 22.0 days at June 30, 2004 to 20.6 days at June 30, 2005. We calculate DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the number of days in a quarter. The decrease in DSO was primarily due to better collections along with greater use of third party loans by our students. As a means of controlling our credit risk, we have established alternative loan programs with student loan lenders. These programs, which are non-recourse to us, help bridge the funding gap created by tuition rates that rise faster than financial aid sources. We believe that these loans are attractive to our students because they provide for repayment post graduation and are available to borrowers with lower than average credit ratings.

Capital expenditures were $71.2 million or 7.0% of revenue for of fiscal 2005, compared to $80.7 million, or 9.5% of revenue in fiscal 2004. The reduction of capital expenditures as a percentage of revenue was due to our continued focus on capital efficiency as well as decreased spending in fiscal 2005 resulting from delays in the commencement of capital projects. The fiscal 2005 capital expenditures include investments in schools acquired or started during the previous several years and schools added in fiscal 2005, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology.

Our amended and restated revolving credit facility allows for borrowings up to $250 million and expires August 18, 2008. The agreement contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At June 30, 2005, we had $62 million outstanding under this facility and were in compliance with all covenants under the agreement. Our availability of borrowings under the revolving credit agreement was approximately $185 million at June 30, 2005. The revolving credit agreement allows us to guarantee up to $5 million of student debt per fiscal year. On September 2, 2004, we retired $11.0 million in notes payable assumed by the company in our acquisition of Brown Mackie College.

Borrowings under the revolving credit agreement are available to us to finance acquisitions and fund occasional working capital needs resulting from the seasonal pattern of cash receipts throughout the year. The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter. We typically conduct a significant portion of our capital purchases in the months leading up to the start of an academic quarter.

We lease most of our facilities. We anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space.

We guarantee a significant portion of real estate lease obligations for our subsidiaries, including a mortgage on the building occupied by Western State University College of Law. This mortgage loan had an outstanding balance of $3.3 million at June 30, 2005 and is due in March 2006.

The following table describes our commitments at June 30, 2005 under various contracts and agreements (in thousands):

	Total amounts committed	Payments due by period
		2006	2007-2008	2009-2010	2011-Thereafter
Line of credit borrowings (1)	$62,000	$62,000	$—	$—	$—
Standby letters of credit (2)	2,928	—	—	—	—
Mortgage obligation	3,337	3,337	—	—	—
Operating leases	515,683	74,471	127,938	104,384	208,890
Capital leases	3,058	1,225	1,222	611	—
Unconditional purchase obligations (3)	27,186	16,471	9,284	984	447
Mortgage debt of consolidated entities	2,025	167	373	436	1,049

Total commitments	$616,217	$157,671	$138,817	$106,415	$210,386

(1)	These borrowings were repaid in early July 2005. Under the terms of our revolving credit facility, all outstanding borrowings become due at expiration of the facility in fiscal 2009.
(2)	We do not anticipate these letters of credit will be drawn on.
(3)	We have various contractual obligations that extend through 2010 for services.

Contingencies

In July 2005, the staff of the SEC’s Enforcement Division advised us that it was conducting an informal inquiry into trading in our common stock. The informal inquiry relates to trading prior to our third quarter earnings announcement in May 2005. We believe the inquiry was initiated following trades by one of our former directors during the time frame that appeared to violate the short swing profit recovery provisions of Section 16(b) of the Securities Exchange Act of 1934. Under that provision, profits made by officers, directors and certain shareholders on transactions within a six month period of a matching transaction inure to the benefit of and may be recovered by the corporation. As a result, the former director paid and we accepted approximately $530,000 as disgorgement of profits on the transactions. The profit disgorgement will be recorded as an increase to shareholders equity in the first quarter of fiscal 2006. We advised the SEC staff of the Section 16(b) recovery and are cooperating fully with the SEC’s informal inquiry.

In addition to the matter described above, we are a defendant in certain legal proceedings arising out of the conduct of our business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Regulations

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

If an institution fails to meet any of these requirements, it may be deemed to be not financially responsible by the U.S. Department of Education, or otherwise ineligible to participate in Title IV programs. We believe that all of our participating schools met these requirements as of June 30, 2005.

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

We believe that the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of the consolidated financial statements:

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

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. For most of our programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy University and South University and to a lesser degree Brown Mackie College have educational programs with programs starting and ending dates that differ from our fiscal quarters. Therefore, at the end of the fiscal quarter, we have revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. Our accounts receivable balances at each balance sheet date consist of amounts related to revenue from current or former students for classes which have occurred or prior periods of occupancy in our housing facilities for which payment has not been received; or obligations of current students for tuition, housing and other items related to academic terms in progress for which payment has not been received.

We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school student vs. out-of-school student) of the student and establishing a reserve based on the likelihood of collection, which is based upon historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are fully reserved and evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historic collections, an adjustment would be required to our allowance. Historically, however, the allowance has been within our estimate of uncollectible accounts.

The decrease in the allowance for doubtful accounts as a percentage of receivables from 47.3% at June 30, 2004 to 39.9% at June 30, 2005 was due to an increased focus on writing off and removing from gross receivables and the allowance for doubtful accounts fully reserved accounts in accordance with our internal collection policies.

Leases

We lease most of our administrative and educational facilities under operating lease agreements. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended (“SFAS 13”). These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, we record these allowances as a leasehold improvement asset (which is included in Property and Equipment, net) and a related deferred rent liability on our balance sheet and amortize each of these items on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a credit to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses, which are accounted for on a straight-line basis over the life of the lease. Our lease terms generally range from one to twenty years with one or more renewal options. For leases with renewal options, we record rent expense on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, we record rent expense over the new term. Consistent with prior practice, we utilize the “capitalization method” to account for rent costs recognized during the period of time we perform build-out or construction activities. This time period is typically 120 days, but can extend longer for larger construction projects. Rent capitalization ceases when the leased premises are substantially ready for use and the capitalized cost is included with the cost of the leasehold improvements amortized over the life of the lease as an addition to depreciation expense. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

During the third quarter of fiscal 2005, we initiated a review of all of our current real estate operating leases and determined that our previous method of accounting for landlord incentives and allowances was not in accordance with recent guidance issued by the Securities and Exchange Commission. We had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset when cash was received from the landlord. Similarly, these reimbursements were reflected as reductions to capital expenditures in investing activities on the statements of cash flows. In the past, when tenant improvement allowances were paid directly by the landlord, no accounting entries were made. At March 31, 2005, we determined that the appropriate interpretation of Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the consolidated balance sheet and as both an investing activity (addition to property and equipment, net) and component of operating activities on the consolidated statements of cash flows. Both items are amortized as a component of educational services expense.

We also reviewed our leases to account for rent holidays and, and in some cases, corrected our accounting to expense rent charges from the date where we had “possession and control” of the facility. However, consistent with prior practice we continue to apply the “capitalization method” of deferring rent during construction and amortizing that expense to depreciation and amortization expense. The net impact of these accounting adjustments resulted in additional leasehold improvements and deferred rent liability of approximately $35.7 million and $39.5 million, respectively, at March 31, 2005. In addition, amortization expense for the nine months ended March 31, 2005 reflected an increase of approximately $19.5 million, while rent expense was reduced by approximately $15.7 million. The net result was a non-cash, pretax charge of approximately $3.8 million ($2.3 million or $0.03 per share after tax) reflected in educational services expense in our fiscal 2005 third quarter. The adjustments described above include approximately $14.6 million of reimbursements from landlords used to fund leasehold improvements. These reimbursements are reflected as an increase to cash flows from operations and an offsetting increase to expenditures for property and equipment (investing activities) in the accompanying consolidated statements of cash flows.

Capitalization of Internally Developed Software Costs

Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. We capitalize our online curriculum development costs under this standard.

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

We evaluate the recoverability of the goodwill attributable to each reporting unit as required under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the fair value of each reporting unit with its carrying value. Individual campus components have been aggregated to form distinct operating divisions by geographic location within North America. Effective April 1, 2005, these operating divisions were reorganized to form seven operating divisions by geographic locations within North America. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. We continually apply our judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit. The fair market value of the reporting units is estimated by applying multiples to earnings before interest, tax and depreciation. To validate the multiples used, management compares the multiples to recent identified transactions where businesses similar to ours were sold. Effective July 1, 2005, we realigned our regional structure from seven to six operating divisions.

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

At June 30, 2005, we had state net operating loss carryforwards of approximately $40.9 million and a related deferred tax asset of $2.8 million. The carryforwards expire at varying dates beginning in fiscal 2007 through fiscal 2025. We have determined that it is currently “more likely than not” that the deferred tax asset associated with certain state net operating losses will not be realized and have established a valuation allowance of $0.6 million against the deferred tax asset related to those losses.

At June 30, 2005, we had Canadian net operating loss carryforwards of approximately $19.4 million and a related deferred tax asset of $6.9 million. The carryforwards expire at varying dates beginning in fiscal 2007 through fiscal 2015. At June 30, 2005, we had additional Canadian deferred tax assets of $1.2 million related to temporary items. We have determined that it is currently “more likely than not” that these Canadian deferred tax assets will not be realized and have established a valuation allowance equal to the gross deferred tax asset balance of $8.1 million. We evaluate on a quarterly basis whether, based on all available evidence, our deferred income tax assets are realizable.

Accrued health insurance and incentive compensation

We are self insured for health benefits provided to our employees, requiring us to exercise significant judgment to record the estimated liability. We record an accrual for known claims and an estimate for incurred but not yet reported claims based upon information received from third parties, including professional actuaries.

We maintain a cash bonus program for some of our senior employees. The expense for this bonus plan is based upon our financial performance as well as other factors. All payments under this bonus plan are subject to our Board of Directors’ approval.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and correction of errors made on or after July 1, 2006.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends

SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all annual periods beginning after June 15, 2005. We will adopt SFAS 123(R) beginning with the first quarter of fiscal 2006.

We currently account for share-based payments to employees using the intrinsic value method under APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options and our employee stock purchase plan. Accordingly, the adoption of SFAS 123(R) may have a significant impact on our results of operations. However, any charges would be non-cash and not expected to have a significant impact on our overall financial position. We have elected to use the retrospective method of adoption of SFAS 123(R), which permits the recognition of employee compensation cost for periods presented prior to the adoption of the new standard using the pro forma disclosures contained in prior period financial statements. For periods after July 1, 2005, the impact of adoption of SFAS 123(R) will depend on levels of share-based compensation granted in the future. If we had adopted SFAS 123(R) in prior periods, the expense recognized would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1(r) to our annual consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase, by the same amount, net financing cash flows in periods after adoption. While we cannot estimate what these amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $10.4 million, $10.5 million and $8.2 million in fiscal 2005, 2004 and 2003, respectively.

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

Approximately 67% of our revenues are derived from federal student financial aid programs overseen by the U.S. Department of Education and various agencies. For these programs to be available to our students, our schools must obtain and maintain approvals from state agencies, accrediting agencies recognized by the U.S. Department of Education, loan guarantee agencies and certification by the U.S. Department of Education. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, or change our corporate structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

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

Political and budgetary concerns can significantly affect the Title IV programs and other laws governing the federal student financial aid programs. Congress must reauthorize the HEA, which provides for federal student financial aid programs, approximately every six years and annually determines the funding level for each of these programs. The next reauthorization of the HEA is expected to take place later in 2005 or during 2006, which may result in numerous legislative changes. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education our schools may lose eligibility to participate in federal student financial aid programs.

To participate in the federal student financial aid programs, an institution must either satisfy quantitative standards of financial responsibility, or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, none of our schools is required to post a letter of credit in favor of the U.S. Department of Education or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric measures of financial responsibility. However, the U.S. Department of Education will periodically provide clarification of the calculation, which could adversely effect our compliance with the required ratios, and may disagree with our understanding of the calculation. If we or our institutions fail to satisfy the numeric standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in the federal student financial aid programs could adversely affect our net income and student population. Our inability to obtain a required letter of credit could also adversely affect our net income and student population.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. Additionally, a school is ineligible to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year. Though we believe all our schools do not exceed the specified rates for student default as of June 30, 2005 or percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one of our schools could have a material adverse effect on our student population and revenue.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

If we or one of our schools experiences a change of control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue.

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

A school that grants degrees, diplomas, or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states where the school is deemed to be operating. State authorization and accreditation by an accrediting agency recognized by the U.S. Department of Education also are required for an institution to participate in the federal student financial aid programs. The failure by one or more of our schools to maintain their state authorizations and accreditations could have a material adverse effect on our business.

Government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us.

The post-secondary education industry is highly regulated. From time to time we may be subject to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay material monetary damages or be subject to material fines, penalties, injunctions or other censure that could materially and adversely affect on business. We also may be limited in our ability to open new schools or add new program offerings to our students and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business.

Loss of or reductions in state grants and the availability of alternative loans for our students could negatively impact our revenues from students.

In fiscal 2005, approximately 3% of our net revenues were indirectly derived from state grant programs. Certain states in which we are operating are experiencing budgetary constraints which may lead to the state eliminating or significantly decreasing the amount of state aid to students at our schools. The loss of access to these state grants by our students could have a material adverse effect to our business due to enrollment losses at our schools.

Federal, state and Canadian financial aid grants have not kept up with the growth of tuition rates. As a result, an increasing number of our students need additional funds to attend our schools and rely on alternative loans to fund tuition payments. During fiscal 2005, alternative loans to students at our schools represented approximately 15% of our revenue. The loans are credit based so not all potential students satisfy the qualification standards. Third party lenders may impose terms on these loans which make them less attractive to our students or may impose additional restrictions on the loan terms to our students or schools. The inability of our students to obtain alternative loans from third party lenders could have a material adverse effect to our business due to enrollment losses at our schools.

If we fail to demonstrate “administrative capability” to the U. S. Department of Education, our business could suffer.

Regulations adopted by the U.S. Department of Education specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in federal student financial aid programs. These criteria require, among other things, that the institution:

•	comply with all applicable federal student financial aid regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	provide financial aid counseling to its students; and

•	submit all reports and financial statements required by the regulations.

If an institution fails to satisfy any of these criteria, the U.S. Department of Education may:

•	require the repayment of federal student financial aid funds;

•	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or cash monitoring;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in federal student financial aid programs.

If one or more of our schools is limited in their access to, or loses, federal student financial aid funds due to their failure to demonstrate administrative capability, our business could be materially adversely affected.

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

We anticipate continuing to open new schools during fiscal 2006 and in future years. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses and other resources. When opening a new school, we may be required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, such a school has to be certified by the U.S. Department of Education. Our failure to effectively manage the operations of newly established schools or service areas, or any diversion of management’s attention from our core school operating activities, could harm our business.

We anticipate significant future growth from online course we offer to students. As of June 30, 2005, The Art Institute Online offers a broad suite of programs in the creative fields and South University offers online bachelor’s degree programs in business administration, information technology and health sciences. During fiscal

2006 and in future years we will continue to roll out new online programs at The Art Institutes and South University along with online classes at Argosy University and Brown Mackie College. The success of our new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner, and meet the needs of our students in a timely manner. The development of new online programs and classes is also subject to limitations from the U.S. Department of Education and the accrediting bodies for our schools. The expansion of our existing online programs, the creation of new online classes and the development of new online programs may not be accepted by students or the online education market.

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

Competitors with greater resources could harm our business.

The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Many public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those we offer. Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

Our success depends upon our ability to recruit and retain key personnel.

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

We may be unable to operate one or more of our schools due to a natural disaster.

A number of our schools are located in Florida and elsewhere in the southeastern United States. We also have a number of schools located in southern California. One or more of these schools may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster which does substantial damage to the area in which a school is located. The failure of one or more of our schools to operate for a substantial period of time could have a material adverse effect on our results of operations.

Failure to obtain additional capital in the future could reduce our ability to grow.

We believe that funds from operations, cash, investments and borrowings under our revolving credit facility will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the sellers’ willingness to provide financing themselves for acquisitions, and the amount of cash flow from our operations. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

Anti-takeover provisions in our charter documents and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our Articles of Incorporation and our by-laws contain provisions that may delay, defer, or inhibit a future acquisition of us not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. For example, our Articles of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock with such voting, conversion, and other rights, preferences, privileges, and restrictions as it determines, without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of our preferred stock that may be issued in the future. In addition, our Articles of Incorporation divides our board of directors into three classes having staggered terms. We have also implemented a stockholders’ rights plan, also commonly called a “poison pill,” that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

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

The fair values and carrying amounts of our financial instruments, primarily accounts receivable and debt, are approximately equivalent. We had outstanding borrowings under our revolving credit facility and one fixed-rate debt instrument as of June 30, 2005, with an outstanding balance of $3.3 million and bearing interest at 7.13%. This obligation provides for monthly installments of approximately $26,000 with a balloon payment of $3.3 million due March 2006. We have a 1% partnership interest in an entity that is consolidated in our statements and has an outstanding mortgage on one of our leased facilities in the amount of $2.0 million at June 30, 2005. Borrowings under our revolving credit agreement bear interest at floating rates based upon market rates. At June 30, 2005 and 2004, we had $70.4 million and $128.6 million of outstanding debt, respectively. In fiscal 2005, weighted average interest rates were 4.16% on variable-rate debt and 7.13% on fixed-rate debt. Interest rates were 2.25% and 7.13% for the variable-rate debt and fixed-rate debt, respectively, at the end of fiscal 2004. A hypothetical change of 10% in interest rates from year-end 2005 levels would have increased or decreased interest expense by approximately $0.1 million for the variable-rate debt in fiscal 2005.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Education Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and Subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Education Management Corporation and Subsidiaries internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

September 12, 2005

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of June 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$171,974	$116,728
Restricted cash	4,892	6,414

Total cash	176,866	123,142
Receivables:
Trade, net of allowances of $32,824 and $40,903	49,481	45,503
Notes, advances and other	8,487	6,693
Inventories	5,598	5,002
Deferred income taxes	13,870	17,203
Prepaid income taxes	16,173	—
Other current assets	9,203	7,511

Total current assets	279,678	205,054

Property and equipment, net	325,796	276,148
Other long-term assets	18,294	14,676
Intangible assets, net	17,499	20,596
Goodwill	314,760	311,525

Total assets	$956,027	$827,999

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$66,151	$125,194
Accounts payable	30,112	30,079
Accrued liabilities	52,581	39,189
Note payable	—	11,000
Accrued income taxes	—	6,786
Unearned tuition	31,882	22,909
Advance payments	51,912	46,351

Total current liabilities	232,638	281,508

Long-term debt, less current portion	4,269	3,366
Deferred income taxes	2,145	5,892
Deferred rent	44,489	2,923
Other long-term liabilities	6,476	5,623
Shareholders’ equity:
Preferred Stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, par value $0.01 per share; 120,000,000 shares authorized; 75,128,629 and 73,519,497 shares issued	751	735
Additional paid-in capital	328,972	296,038
Treasury stock, 190,234 and 180,364 shares, respectively, at cost	(1,791)	(1,495)
Retained earnings	331,956	230,382
Accumulated other comprehensive income	6,122	3,027

Total shareholders’ equity	666,010	528,687

Total liabilities and shareholders’ equity	$956,027	$827,999

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	For the fiscal years ended June 30,
	2005	2004	2003
Net revenues	$1,019,338	$853,019	$640,027

Costs and expenses:
Educational services	640,445	546,132	417,557
General and administrative	203,813	166,990	125,294
Amortization of intangible assets	6,492	6,911	4,443

	850,750	720,033	547,294

Income before interest and income taxes	168,588	132,986	92,733
Interest (income) expense, net	(220)	2,475	1,282

Income before income taxes	168,808	130,511	91,451
Provision for income taxes	67,234	53,497	35,174

Net income	$101,574	$77,014	$56,277

Earnings per share:
Basic	$1.37	$1.06	$0.79
Diluted	$1.35	$1.03	$0.77
Weighted average number of shares outstanding:
Basic	74,012	72,786	70,956
Diluted	75,153	74,870	73,018

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$101,574	$77,014	$56,277
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	53,985	48,376	40,477
Landlord allowances for tenant improvements	14,629	—	—
Amortization of intangibles	6,492	6,911	4,443
Non-cash charges related to property, plant & equipment	8,002	—	—
Stock-based compensation expense	1,044	871	—
Deferred income taxes	424	(2,232)	(97)
Changes in current assets and liabilities:
Restricted cash	1,522	(5,819)	1,161
Receivables	(5,703)	(5,226)	(9,179)
Inventories	(545)	(128)	(398)
Other current assets	(17,999)	8,578	(5,026)
Accounts payable	2,117	4,126	3,574
Accrued liabilities	14,562	22,360	10,356
Unearned tuition	8,700	627	4,063
Advance payments	4,385	7,838	(26,265)

Total adjustments	91,615	86,282	23,109

Net cash flows provided by operating activities	193,189	163,296	79,386

Cash flows used for investing activities:
Acquisition of subsidiaries, net of cash acquired	(12,298)	(157,777)	(23,661)
Expenditures for property and equipment	(71,205)	(80,703)	(80,809)
Landlord allowances for tenant improvements	(14,629)	—	—
Investment in marketable securities	(59,815)	—	—
Redemption of marketable securities	59,815	—	—
Other items, net	(659)	1,546	(3,966)

Net cash flows used in investing activities	(98,791)	(236,934)	(108,436)

Cash flows from financing activities:
Net activity under revolving credit facility	(63,100)	90,100	10,000
Changes in debt balances	2,935	(78)	(329)
Net proceeds from issuance of Common Stock	21,169	12,018	14,581

Net cash flows (used in) provided by financing activities	(38,996)	102,040	24,252

Effective exchange rate changes on cash and cash equivalents	(156)	(631)	1,632

Net change in cash and cash equivalents	55,246	27,771	(3,166)
Cash and cash equivalents, beginning of year	116,728	88,957	92,123

Cash and cash equivalents, end of year	$171,974	$116,728	$88,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

Supplemental Disclosures of Cash Flow Information

	Year ended June 30,
	2005	2004	2003
	(in thousands)
Cash paid during the period for:
Interest	$1,108	$1,779	$925
Income taxes	80,182	34,233	30,530
Noncash investing and financing activities:
Tax benefit for options exercised	10,441	10,460	8,220
Net proceeds from issuance of Common Stock:
Total proceeds received per Consolidated Statement of Shareholders’ Equity	$31,610	$22,478	$22,801
Tax benefit for option exercise	(10,441)	(10,460)	(8,220)

Net proceeds from issuance of Common Stock	$21,169	$12,018	$14,581
Cash paid for acquisitions:
Fair value of:
Assets acquired	—	$190,210	$28,910
Liabilities assumed	—	(14,515)	(3,376)
Less: cash acquired	—	(6,918)	(1,873)
Notes payable	—	(11,000)	—

Net cash paid for acquisitions	$12,298	$157,777	$23,661

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock at Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2002	$704	$249,919	$(1,495)	$97,091	$358	$346,577
Comprehensive income:
Net income	—	—	—	56,277	—	56,277
Foreign currency translation	—	—	—	—	2,124	2,124

Comprehensive income						58,401
Exercise of stock options	18	21,527	—	—	—	21,545
Issuance of Common Stock under employee stock purchase plan	—	1,256	—	—	—	1,256

Balance, June 30, 2003	722	272,702	(1,495)	153,368	2,482	427,779

Comprehensive income:
Net income	—	—	—	77,014	—	77,014
Foreign currency translation	—	—	—	—	545	545

Comprehensive income						77,559
Issuance of restricted stock	—	871	—	—	—	871
Exercise of stock options	13	20,561	—	—	—	20,574
Issuance of Common Stock under employee stock purchase plan	—	1,904	—	—	—	1,904

Balance, June 30, 2004	735	296,038	(1,495)	230,382	3,027	528,687

Comprehensive income:
Net income	—	—	—	101,574	—	101,574
Foreign currency translation	—	—	—	—	3,095	3,095

Comprehensive income						104,669
Shares exchanged under stock based plan	—	—	(296)	—	—	(296)
Issuance of restricted stock	1	1,044	—	—	—	1,045
Exercise of stock options	15	29,220	—	—	—	29,235
Issuance of Common Stock under employee stock purchase plan	—	2,670	—	—	—	2,670

Balance, June 30, 2005	$751	$328,972	$(1,791)	$331,956	$6,122	$666,010

The accompanying notes to consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Consolidation

The consolidated financial statements include the accounts of Education Management Corporation (the “Company” or “EDMC”) and its wholly-owned subsidiaries and other controlled entities. The results of operations of acquired entities are consolidated with those of the Company from the date of acquisition. All significant intercompany transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Estimates are used when accounting for the allowance for doubtful accounts, the allocation of purchase price to the estimated fair value of assets acquired during business combinations, depreciation, amortization, employee benefit expenses, contingencies, revenue, expenses and income taxes, among others during the reporting periods. Actual results could differ from these estimates.

(c) Concentration of Credit Risk

The Company’s accounts receivable balances at each balance sheet date consist of amounts related to revenue from current or former students for classes which have occurred or prior periods of occupancy in our housing facilities for which payment has not been received; or obligations of current students for tuition, housing and other items related to academic terms in progress for which payment has not been received.

The Company extends unsecured credit for tuition and fees to a significant portion of the students enrolled at the Company’s schools. The trade receivable balances are comprised of individually insignificant amounts due primarily from students throughout the United States and Canada. The Company determines its allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school student vs. out-of-school student) of the student and establishing a reserve based on the likelihood of collection, which is based upon historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of out-of-school students are placed with an outside collection agency. Student accounts in collection are fully reserved and evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historic collections, an adjustment would be required to our allowance. Historically, however, the allowance has been within the Company’s estimate of uncollectible accounts.

(d) Government Regulations

Participating schools are required to administer Title IV program funds in accordance with the HEA and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating school does not comply with federal requirements or if student loan default rates are at a level considered excessive by the federal government, that school could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. If one or more of the Company’s schools loses or suffers limited access to Title IV program funds, that loss could have a materially adverse effect on the results of operations. However, management believes that its participating schools are in substantial compliance with the federal requirements and that student loan default rates are not at a level considered excessive.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain schools make contributions to Federal Perkins Loan Programs (the “Funds”). Current contributions to the Funds are made 75% by the federal government and 25% by the school. The majority of the Company’s schools carry its investments in the Funds at cost, net of an allowance for estimated future loan losses.

(e) Cash and Cash Equivalents and Restricted Cash

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

Restricted cash balances also include amounts held in escrow related to certain acquisitions and for other encumbrances. Funds from the escrow account will be transferred to the previous owner if certain conditions are met. These conditions primarily relate to the development and performance of certain health profession programs. (See acquisitions in Note 1(g) below).

The Company classified its auction rate securities as marketable securities. Auction rate securities are investments which are typically tied to short-term interest rates that are reset at predetermined short-term intervals through an auction process. In prior years, such investments had been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these instruments as marketable securities. This change had no impact on previously reported net income.

(f) Inventories

Inventories consist mainly of textbooks and supplies held for sale to students enrolled in the Company’s educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

(g) Acquisitions

On October 1, 2003, the Company acquired Dubrulle International Culinary & Hotel Institute of Canada (“Dubrulle”), located in Vancouver, British Columbia. On October 8, 2003, the Company acquired Bradley Academy for the Visual Arts (“Bradley”), located in York, Pennsylvania. The aggregate purchase price for these two entities was approximately $10.6 million. Dubrulle allowed the Company to expand on its current base of students in the Vancouver metropolitan area, while the purchase of Bradley complemented the Company’s existing presence in Pennsylvania by enabling the Company to reach students interested in a suburban setting and also reach the more populous centers of Baltimore, MD and Harrisburg, PA. The pro forma information presented below does not include these two acquisitions because their impact on operations was not material.

On September 2, 2003, the Company acquired 100% of the outstanding stock of American Education Centers and related companies. American Education Centers operated 18 education institutions in eight states, mainly in the Midwest, offering programs in health sciences, business, information technology, legal studies and design technologies. The Company paid approximately $103.5 million in cash, $11.0 million in notes payable that were repaid on September 2, 2004, and assumed $3.5 million in debt. This purchase broadened the Company’s range of academic programs for working adults. These acquired schools are now called Brown Mackie College.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 14, 2003, the Company acquired 100% of the outstanding stock of South University, Inc. South University operated four campuses in the southeastern United States and offers undergraduate and graduate degree programs in business, legal studies, information technology and health sciences fields. The Company paid approximately $51.0 million for South University, which included $4.0 million held in escrow. Funds from this account are to be transferred to the previous owner upon the satisfaction of certain conditions primarily relating to the development and performance of certain health profession programs. On November 3, 2004, $1.3 million was paid from escrow to the former owner due to meeting of specified performance objectives and a corresponding entry for the same amount was made to goodwill. The purchase of South University broadened the Company’s program offerings in the health sciences.

The following table reports pro forma information as if the acquisitions of American Education Centers and South University had been completed at July 1, 2002. Pro forma results for the fiscal year ended June 30, 2004, include $15.9 million in expenses for American Education Centers pertaining to stock compensation payouts and costs incurred related to the acquisition. These stock plans are no longer in place, and the Company has not and does not expect to incur charges of this nature in future periods.

	Year Ended June 30,
	2004	2003
	(unaudited, in thousands, except per share amounts)
Net revenues
As reported	$853,019	$640,027
Pro forma	863,349	712,304

Net income
As reported	$77,014	$56,277
Pro forma	67,852	64,910

Diluted earnings per share
As reported	$1.03	$0.77
Pro forma	0.91	0.89

The following table summarizes the estimated fair values of the assets acquired and liabilities we assumed in connection with the Company’s acquisition of American Education Centers on September 2, 2003 (in thousands):

Current assets	$6,667
Property and equipment	11,355
Intangible assets	4,502
Goodwill	102,574

Total assets acquired	125,098
Current liabilities	7,078

Net assets acquired	$118,020

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities we assumed in connection with the Company’s acquisition of South University on July 14, 2003 (in thousands):

Current assets	$9,004
Property and equipment	3,340
Intangible assets	2,820
Goodwill	40,010

Total assets acquired	55,174
Current liabilities	8,155

Net assets acquired	$47,019

These acquisitions were accounted for as purchases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The results of operations for each of the acquired entities have been consolidated as of the respective closing date. The fair value for the material acquisitions described above has been determined by an independent appraisal. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill and other intangible assets.

(h) Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Buildings are depreciated over the estimated useful life of 30 years using the straight-line method. Leasehold improvements for leased facilities are amortized over the shorter of the lease term or the estimated useful lives. The majority of the Company’s equipment is depreciated over estimated useful lives ranging from 3 to 10 years using the straight line method applying the half year convention. The use of the half year convention for purposes of determining depreciation expense is not materially different than using the date that the property and equipment were placed in service. Accelerated depreciation methods are generally used for income tax purposes. On April 1, 2003, the Company revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates on actual usage. See Note 4 for additional information regarding the change in estimates for useful lives.

(i) Capitalization of Internally Developed Software Cost

Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal use software development project. At June 30, 2005, the Company had capitalized internal use software costs of $17.4 million.

(j) Leases

The Company leases most of its administrative and educational facilities under operating lease agreements. These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, the Company records these allowances as a leasehold improvement asset (which is included in property and equipment, net) and a related deferred rent liability on the balance sheet. Such amounts are amortized on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a reduction to rent expense, respectively. Lease agreements sometimes contain rent escalation clauses, which are recognized on a straight line basis over the life of the lease in accordance with SFAS No. 13, “Accounting for Leases”, as amended. Lease terms generally range from one to twenty years with one or more renewal options. For leases with renewal

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, the Company records rent expense and amortize the leasehold improvements on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, the Company records rent expense over the new term. Consistent with prior practice, the Company utilizes the “capitalization method” to account for rent costs recognized during the period of time the Company performs build-out or construction activities. This time period is typically 120 days, but can extend longer for larger construction projects. Rent capitalization ceases when the leased premises are substantially ready for use and the capitalized cost is included with the cost of the leasehold improvements amortized over the life of the lease as an addition to depreciation expense. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13. The Company also leases space from time to time on a short-term basis in order to provide specific courses or programs.

During the third quarter of fiscal 2005, the Company initiated a review of all of its current real estate operating leases and determined that our previous method of accounting for landlord incentives and allowances was not in accordance with recent guidance issued by the Securities and Exchange Commission. The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset when cash was received from the landlord. Similarly, these reimbursements were reflected as reductions to capital expenditures in investing activities on the statements of cash flows. In the past, when tenant improvement allowances were paid directly by the landlord, no accounting entries were made. At March 31, 2005, the Company determined that the appropriate interpretation of Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the consolidated balance sheet and as both an investing activity (addition to property and equipment, net) and component of operating activities on the consolidated statements of cash flow. Both items are amortized as a component of educational services expense.

The Company also reviewed its leases to account for rent holidays and, and in some cases, corrected its accounting to expense rent charges from the date where the Company had “possession and control” of the facility. However, consistent with prior practice, the Company continued to apply the “capitalization method” of deferring rent during construction and amortizing that expense to depreciation and amortization expense. The net impact of these accounting adjustments resulted in additional net leasehold improvements and deferred rent liability of approximately $35.7 million and $39.5 million, respectively at March 31, 2005. In addition, amortization expense for the nine months ended March 31, 2005 reflected an increase of approximately $19.5 million, while rent expense was reduced by approximately $15.7 million. The net result was a non-cash, pretax charge of approximately $3.8 million ($2.3 million after tax or $0.03 per share after tax) reflected in educational services expense in the fiscal 2005 third quarter. The adjustments described above include approximately $14.6 million of reimbursements from landlords used to fund leasehold improvements. These reimbursements are reflected as an increase to cash flows from operations and an offsetting increase to expenditures for property and equipment (investing activities) in the accompanying consolidated statements of cash flows.

(k) Goodwill and Intangible Assets

The Company evaluates the recoverability of the goodwill attributable to each reporting unit as required under SFAS 142, “Goodwill and Other Intangible Assets”, by comparing the fair value of each reporting unit with its carrying value. Historically individual campus components were aggregated to form three distinct operating divisions by geographic location within North America. These divisions were the Eastern, Central and Western divisions and were considered reporting units. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. The Company completed its annual impairment test at July 1, 2004 and determined that goodwill was not impaired. Management applies judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit. The fair market value of the reporting units is estimated by applying multiples to earnings before

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest, taxes and depreciation. To validate the multiples used, the Company compares the multiples to recent identified transactions where similar businesses were sold.

Effective April 1, 2005, the Company changed its regional structure to form seven operating divisions by geographic locations within North America. These regions are the Northeast, Southeast, North Central, Central, South Central, Northwest and Southwest divisions. Due to the reorganization of the division structure, the Company reallocated goodwill for impairment testing purposes based upon the new operating division structure in the fiscal fourth quarter of 2005. In connection with the reallocation of goodwill, the Company performed an impairment test as of April 1, 2005 and no impairment was determined. Effective July 1, 2005, the Company realigned its regional structure from seven to six operating divisions.

The Company evaluates the recoverability of property, plant and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances include economic conditions or operating performance. When impairment indicators arise from changing conditions, the Company performs an evaluation based upon assumptions about the estimated future cash flows. If the projected undiscounted future cash flows are less than the carrying value, the Company would determine the fair value of the asset based upon a discounted cash flow model or a third party valuation. When utilizing a discounted cash flow model to determine fair value, if the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. See Note 5 for further details on intangible assets.

(l) Segment Reporting

At June 30, 2005, the Company operated 71 schools in North America as part of a single operating segment. The majority of the Company’s schools provide services to students utilizing similar delivery methods resulting in similar long term financial performance characteristics. The Company does not rely on any major customers as a source of revenues. The Company believes that it meets the criteria for aggregating our operations into a single reporting segment.

(m) Self Insurance Accruals

The Company self-insures a significant portion of expected losses under our employee medical programs. The Company also insures against a large portion of its workers’ compensation claims expense with large deductibles. Accruals recorded for health care benefits were $4.0 million and $3.0 million at June 30, 2005 and 2004, respectively, based upon estimates of the ultimate costs to settle incurred claims, both reported and unreported. These estimates were based upon information received through third parties.

(n) Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured in the functional currency, Canadian dollars. Accordingly, the assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect as of the balance sheet date, while revenues and expenses are translated into U.S. dollars using the average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of shareholders’ equity designated as accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains or losses during the years ended June 30, 2005 and 2004 were not material.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o) Revenue Recognition

The Company’s revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials, reduced for student refunds and scholarships.

Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. The Company derived 90.6%, 90.8%, and 90.8%, of its net revenues from tuition and fees paid by, or on behalf of, its students in fiscal 2005, 2004 and 2003, respectively. Bookstore and housing revenue is largely a function of the average student population.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. For most of the Company’s programs, the academic terms and fiscal quarters are the same. Thus, unearned tuition is not significant at the end of a fiscal quarter. However, Argosy University, Brown Mackie College and to a lesser degree South University and certain Art Institutes have educational programs with academic terms with starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from these academic terms where the associated revenue has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Advance payments represent that portion of payments received but not earned and are reflected as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and are for the most part refundable.

If a student withdraws prior to the end of an academic term, the Company refunds tuition already paid that, pursuant to the Company’s refund policy and applicable federal and state law and accrediting agency standards, the Company is not entitled to retain.

(p) Costs and Expenses

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

Advertising costs are expensed in the fiscal year incurred and classified as general and administrative expense in the accompanying consolidated statements of income. The Company’s advertising expense was $63.5 million, $46.2 million, and $35.0 million for fiscal 2005, 2004 and 2003, respectively.

Amortization of intangibles relates primarily to the values assigned to identifiable intangibles, which arose principally from the acquisitions discussed above (see Note 5) and internal development of curriculum for various online programs. These intangible assets are amortized over periods ranging from 1 to 15 years.

(q) Contingencies

The Company accrues for costs associated with contingencies related to matters affecting the Company when such costs are probably and reasonably estimable. The Company adjusts such accruals as circumstances change or develop.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r) Stock Compensation

The Company maintains two Stock Incentive Plans for directors, executive management and key personnel, which provide for the issuance of stock-based incentive awards. In addition, the Company also had two non-qualified management option plans under which options to purchase shares of Common Stock were granted to management employees prior to 1996.

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

	Year ended June 30,
	2005	2004	2003
Net income:
As reported	$101,574	$77,014	$56,277
Add: Stock-based employee compensation expense included in reported net income, net of tax	626	542	—
Deduct: Impact of SFAS 123, net of tax	(17,108)	(16,003)	(6,634)

Pro forma net income	$85,092	$61,553	$49,643

Basic earnings per share:
As reported	$1.37	$1.06	$0.79
Pro forma	1.15	0.84	0.70
Diluted earnings per share:
As reported	$1.35	$1.03	$0.77
Pro forma	1.13	0.82	0.69
Weighted average fair value of options granted(1)	$11.75	$16.58	$19.61

(1)	The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2005	2004	2003
Risk-free interest rate	3.62%	2.86%	2.80%
Expected dividend yield	—	—	—
Expected life of options (years)	4.5	4.5	4.5
Expected volatility rate	39.7%	53.8%	59.0%

(s) Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and correction of errors made on or after July 1, 2006.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all annual periods beginning after June 15, 2005. Thus, SFAS 123(R) will be effective for the Company beginning with the first quarter of fiscal 2006, or July 1, 2005.

The Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options and the employee stock purchase plan. Accordingly, the adoption of SFAS 123(R) may have a significant impact on the Company’s results of operations. However, the charge would be non-cash and not expected to have a significant impact on the Company’s overall financial position. The Company has elected to use the retrospective method of adoption for SFAS 123(R) which permits the recognition of employee compensation cost for periods presented prior to the adoption of the new standard using the pro forma disclosures contained in prior period financial statements. For periods after July 1, 2005, the impact of adoption of SFAS 123(R) will depend on levels of share-based compensation granted in the future. If the Company had adopted SFAS 123(R) in prior periods, the expense recognized would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1(r). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase, by the same amount, net financing cash flows in periods after adoption. While the Company cannot estimate what these amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $10.4 million, $10.5 million, and $8.2 million in fiscal 2005, 2004 and 2003, respectively.

(t) Reclassifications

Certain prior-year balances have been reclassified to conform to the current-year presentation.

(u) Stock Split

The Company’s Board of Directors declared a stock split effected in the form of a stock dividend, payable at the rate of one share of common stock for each outstanding share as of the close of business on December 1, 2003. The shares issued for the stock split were distributed on December 22, 2003. The share information for all periods presented has been adjusted to reflect the stock split.

2.    SHAREHOLDERS’ EQUITY:

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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Common Capital Stock consists of 120,000,000 authorized shares of common stock, $0.01 par value.

	Issued	Held in Treasury	Outstanding
Balance, June 30, 2003	72,161,382	180,364	71,981,018

Shares issued under Employee Stock Purchase Plans	81,239	—	81,239
Shares issued under Stock Option Plans	1,276,876	—	1,276,876

Balance, June 30, 2004	73,519,497	180,364	73,339,133

Shares exchanged under Stock Based Plans	—	9,870	(9,870)
Shares issued under Employee Stock Purchase Plans	110,156	—	110,156
Shares issued under Stock Option Plans and Restricted Share Plans	1,498,976	—	1,498,976

Balance, June 30, 2005	75,128,629	190,234	74,938,395

3.    EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to stock options and unvested restricted stock, using the treasury stock method.

	Fiscal year ended June 30,
	2005	2004	2003
	(in thousands)
Basic shares—weighted average shares outstanding	74,012	72,786	70,956
Effect of dilutive securities—stock options	1,141	2,084	2,062

Diluted weighted average shares	75,153	74,870	73,018

Options to purchase 2,605,511, 190,500, and 194,192 shares were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period) for fiscal years 2005, 2004 and 2003, respectively.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following at June 30:

	2005	2004
	(in thousands)
Assets (asset lives in years)
Land	$13,069	$10,213
Buildings and improvements (15 to 30)	81,209	81,939
Leasehold improvements (1 to 20)	202,776	137,338
Furniture and equipment (3 to 10)	191,933	233,450
Capitalized software (3 to 10)	17,394	9,338
Library books (10)	17,160	13,483
Capitalized construction rent (lease term)	11,211	—
Capitalized leases (lease term)	3,168	—
Aircraft (12)	—	2,240

Total	537,920	488,001
Less accumulated depreciation	212,124	211,853

	$325,796	$276,148

Depreciation and amortization expense for the fiscal years ended June 30, 2005, 2004, and 2003 was approximately $54.0 million (excluding lease accounting adjustments), $48.4 million, and $40.5 million, respectively.

During fiscal 2005, the Company recognized fixed asset impairment charges of approximately $1.3 million related to fixed assets of certain schools in the U.S and Canada. The Company’s review, based on consideration of current fiscal year operating results and the forecasted operating results of these locations, indicated that the estimated future cash flows were insufficient to recover the carrying value of long-lived assets. Accordingly, the Company adjusted the carrying value of these long-lived assets, including leasehold improvements to management’s estimated fair value, which was based upon fair market valuations performed by a third party and other analysis. Additionally, a charge of $2.6 million was the result of detailed fixed asset physical inventory and valuation procedures conducted during the fiscal year.

During fiscal 2005, the Company began soliciting offers to purchase its aircraft. Accordingly, the aircraft is classified as an asset held for sale at June 30, 2005, as defined in SFAS 144. The Company recorded a $0.3 million loss related to the writedown of this aircraft to fair value (less selling costs) in the fourth quarter of fiscal 2005, which is included in general and administrative expenses. After recording the writedown, the carrying value of the aircraft at June 30, 2005 was reclassified to other assets. The Company expects to complete a sale of the aircraft within one year.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2003, the Company reassessed and revised the estimated useful lives of several classes of fixed assets to more accurately reflect the current estimates of actual usage. While the estimated useful life of furniture and fixtures, culinary equipment and library books was increased, the estimated useful life of personal computers decreased. The change in the useful lives was as follows:

	Useful lives
	Prior	Current
	(in years)
Category of Asset
Personal computers	5	3
Furniture and fixtures	5	7
Culinary equipment	5	7
Library books	3	10

The Company accounted for this change in accounting estimate prospectively. The adjustment of useful lives resulted in an additional depreciation charge of approximately $3.2 million in the fiscal 2003.

5.    INTANGIBLE ASSETS:

The changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004, were as follows (in thousands):

Balance as of June 30, 2003	$156,701
Acquisitions and contingent payments	154,685
Foreign currency translation	139

Balance as of June 30, 2004	311,525
Contingent payments	1,525
Foreign currency translation	1,710

Balance as of June 30, 2005	$314,760

At June 30, 2005, the Company held $2.7 million in escrow for future contingent payments related to the South University acquisition. These funds will be transferred to the previous owner if certain conditions are met. Approximately $144.9 million of recorded goodwill is expected to be deductible for income tax reporting purposes in future periods.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consisted of the following (dollars in thousands):

	At June 30, 2005			At June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period(years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$16,842	$(7,024)	8	$13,260	$(4,973)
Accreditation	4,023	(1,323)	14	4,023	(1,043)
Bachelor’s degree programs	1,100	(343)	15	1,100	(270)
Student contracts and applications	12,556	(11,377)	3	12,502	(7,804)
Software	459	(401)	4	424	(299)
Title IV	1,130	(267)	12	1,130	(172)
Tradename	500	—	Indefinite	500	—
Other	3,333	(1,709)	15	3,738	(1,520)

Total	$39,943	$(22,444)	6	$36,677	$(16,081)

The Company capitalized approximately $3.6 million and $1.7 million during fiscal 2005 and 2004, respectively, related to costs associated with the internal development of curriculum for various online programs, which is included in curriculum in the above table. Amortization of intangible assets for the years ended June 30, 2005, 2004, and 2003 was approximately $6.5 million, $6.9 million and $4.4 million, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years is as follows:

Fiscal years	(in thousands)
2006	$3,815
2007	2,325
2008	1,941
2009	1,453
2010	870

6.    DEBT:

The Company has the following debt obligations as of June 30 (in thousands):

	2005	2004
Revolving credit facilities	$62,000	$125,100
Note payable	—	11,000
Mortgage debt, fixed rate of 7.13% with monthly payments of $26, including interest, through March 1, 2006	3,337	3,422
Capital leases	3,058	38
Mortgage debt of consolidated entities	2,025	—

	70,420	139,560
Less current portion	66,151	125,194
Less note payable classified as short term	—	11,000

Long term debt, less current portion	$4,269	$3,366

The Company’s amended and restated revolving credit facility, which allows for borrowings up to $250 million, expires on August 18, 2008. The agreement contains customary covenants that, among other matters, require the Company to meet specified financial ratios, restrict the repurchase of Common Stock and limit the

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurrence of additional indebtedness. Outstanding letters of credit of approximately $3 million reduce the availability of borrowings under the revolving credit facility. At June 30, 2005, the Company had $62.0 million outstanding under this facility and was in compliance with all covenants under the agreement. The availability of borrowings under the revolving credit agreement was approximately $185 million at June 30, 2005.

Relevant information regarding borrowings under both the revolving credit agreement and the prior revolving credit agreement is reflected below:

	Year ended June 30,
	2005	2004	2003
	(dollars in thousands)
Outstanding borrowings, end of period	$62,000	$125,100	$35,000
Approximate average outstanding balance throughout the period	300	26,121	83
Approximate maximum outstanding balance during the period	125,100	125,100	35,000
Weighted average interest rate for the period	4.16%	2.25%	2.51%

As of June 30, 2005, future annual payments on debt related instruments are as follows:

Fiscal years	(in thousands)
2006	$66,115
2007	791
2008	804
2009	821
2010	837
Thereafter	1,052

7.    COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $73.8 million, $80.5 million, and $68.1 million respectively for 2005, 2004 and 2003. Rent expense in fiscal 2005 was reduced by a $15.7 million cumulative adjustment related to lease accounting during fiscal 2005 (See footnote 1(j)). Rent expense includes short-term commitments for student housing of $26.7 million, $23.8 million, and $19.8 million respectively for 2005, 2004 and 2003. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal. The approximate minimum future commitments under non-cancelable, long-term operating leases as of June 30, 2005 are reflected below:

Fiscal Years	(in thousands)
2006	$74,471
2007	65,959
2008	61,979
2009	59,074
2010	45,310
Thereafter	208,890

$515,683

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. The Company guarantees a significant portion of real estate lease obligations for its subsidiaries, including a mortgage on the building that the Western State University College of Law occupies, which had an outstanding balance of $3.3 million at June 30, 2005. The Company has a 1% general partnership interest in a consolidated entity that has an outstanding mortgage on one of the Company’s leased facilities in the amount of $2.0 million at June 30, 2005. The Company would be required to perform under these guarantees if the subsidiary could not satisfy the obligations. The Company has no guarantees for any unconsolidated entities. The minimum future commitments under non-cancelable, long-term operating leases at June 30, 2005 are reflected in the above table.

The Company has a management incentive compensation plan that provides for the awarding of cash bonuses to management personnel using formalized guidelines based upon the operating results of individual schools and the Company as well as other qualitative factors. These amounts are reflected in accrued liabilities in the accompanying consolidated balance sheets.

From time to time the Company enters into agreements that commit the Company to certain minimum capital expenditures. At June 30, 2005, such commitments are not significant.

In July 2005, the staff of the SEC’s Enforcement Division advised the Company that it was conducting an informal inquiry into trading in the Company’s common stock. The informal inquiry relates to trading prior to the Company’s third quarter earnings announcement in May 2005. The Company believes the inquiry was initiated following trades by one of the Company’s former directors during the time frame that appeared to violate the short swing profit recovery provisions of Section 16(b) of the Securities Exchange Act of 1934. Under that provision, profits made by officers, directors and certain shareholders on transactions within a six month period of a matching transaction inure to the benefit of and may be recovered by the corporation. As a result, the former director paid and the Company accepted approximately $530,000 as disgorgement of profits on the transactions. The profit disgorgement will be recorded as an increase to shareholders equity in the first quarter of fiscal 2006. The Company advised the SEC staff of the Section 16(b) recovery and is cooperating fully with the SEC’s informal inquiry.

The Company is a defendant in certain legal proceedings arising out of the conduct of the Company’s business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

8.    RELATED PARTY TRANSACTIONS:

The Art Institute of Philadelphia, a division of The Art Institutes International, Inc (“AII”), which is a wholly-owned subsidiary of EDMC, leases one of the buildings it occupies from a partnership named The Art Institute of Philadelphia Limited Partnership (“the limited partnership”) in which the subsidiary serves as a 1% general partner and an executive officer/director and a director of EDMC are among the minority limited partners. The Company consolidates the limited partnership in its financial statements.

The Art Institute of Fort Lauderdale, Inc., a wholly-owned subsidiary of AII, leases part of its facilities from a partnership in which an executive officer/director of EDMC is one of several minority limited partners. In July 2005, the partnership sold the property to an unrelated third party. The partnership in which an EDMC executive is a partner no longer holds any interest in the property which is leased to the Company.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental payments, which are included in educational services on the consolidated income statements, under both of these arrangements were approximately $2.6 million, $2.4 million, and $2.4 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

South University, which is a wholly-owned subsidiary of EDMC, leases two of the buildings it occupies from two separate entities owned by the President of South University, who became an employee of EDMC after the purchase of South University. Total rental payments, which are included in educational services on the consolidated statements of income, under these arrangements were approximately $1.4 million and $0.8 million for the fiscal years ended June 30, 2005 and 2004, respectively.

9.    EMPLOYEE BENEFIT PLANS:

The Company sponsors a retirement plan that covers substantially all employees. This plan provides for matching Company contributions of 100% of employee 401(k) contributions up to 3% of compensation and 50% of contributions between 4% and 6% of compensation. Other contributions to the plan are at the discretion of the Board of Directors. The provisions of the plan allow that forfeitures of unvested balances can be used to reduce the Company’s matching contributions. The expense relating to these plans was approximately $6.7 million, $4.4 million, and $2.8 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The increase in the expense results from an increased number of employees and less forfeitures available to offset the Company match.

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

10.    OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following at June 30 (in thousands):

	2005	2004
Investment in federal Perkins Loan Program, net of allowance for estimated future loan losses of $1,681 and $1,534	$3,718	$3,579
Cash value of life insurance, face value of $7,580 and $7,379 at June 30, 2005 and June 30, 2004, respectively	4,839	4,579
Deferred compensation plan	5,418	4,062
Deferred debt fees	1,295	1,709
Other	3,024	747

	$18,294	$14,676

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    ACCRUED LIABILITIES:

Accrued liabilities consist of the following at June 30 (in thousands):

	2005	2004
Payroll and related taxes	$31,652	$25,456
Income and other taxes	2,247	1,577
Professional fees	2,479	1,531
Capital expenditures	3,490	709
Advertising	3,933	699
Other	8,780	9,217

	$52,581	$39,189

12.    INCOME TAXES:

The composition of income before taxes from domestic and foreign locations for the year ended June 30 follows (in thousands):

	2005	2004	2003
Income (loss) before taxes
Domestic	$172,838	$138,888	$94,499
Foreign	(4,030)	(8,377)	(3,048)

	$168,808	$130,511	$91,451

The components of the income tax provision reflected in the accompanying consolidated statements of income are as follows (in thousands):

	Year ended June 30,
	2005	2004	2003
Current taxes:
Federal	$54,445	$42,744	$29,704
State & Local	12,365	12,985	5,567
Tax benefit of stock options	(10,441)	(10,460)	(8,220)

Total current tax provision	56,369	45,269	27,051
Deferred tax provision	424	(2,232)	(97)
Tax benefit of stock options	10,441	10,460	8,220

Total provision for income taxes	$67,234	$53,497	$35,174

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes reflected in the accompanying consolidated statements of income varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below:

	Year ended June 30,
	2005	2004	2003
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	4.7	4.5	3.5
Increase in valuation allowance	0.6	3.1	—
Other, net	(0.5)	(1.6)	—

Effective income tax rate	39.8%	41.0%	38.5%

Net deferred income tax assets (liabilities) consist of the following as of June 30 (in thousands):

	2005	2004	2003
Current deferred tax assets:
Allowance for doubtful accounts	$13,480	$16,981	$10,858
Other	390	222	881

Total current deferred tax assets	13,870	17,203	11,739
Noncurrent deferred tax assets:
Deferred liabilities	5,255	2,165	902
Depreciation	4,658	—	—
Foreign and state net operating losses	9,698	10,262	7,503
Other	958	857	—

Total noncurrent deferred tax assets	20,569	13,284	8,405
Total deferred tax assets	34,439	30,487	20,144
Less: valuation allowance	(8,666)	(7,643)	(3,578)

Net deferred tax assets	25,773	22,844	16,566
Noncurrent deferred tax liabilities:
Depreciation	—	(3,498)	(4,451)
Assigned asset values for intangible assets in excess of tax basis	(14,048)	(8,035)	(3,984)

Total net deferred tax assets	$11,725	$11,311	$8,131

At June 30, 2005, the Company had state net operating loss carryforwards of approximately $40.9 million and foreign net operating loss carryforwards of approximately $19.4 million (of which, $5.1 million relate to acquired net operating losses) that are available to offset certain state and foreign future taxable income. These net operating loss carryforwards expire at varying dates beginning in fiscal 2007 through 2025.

The Company recorded a valuation allowance in fiscal 2005 of $0.6 million related to state deferred tax assets resulting from certain state net operating losses. The Company has determined that it is “more likely than not” that none of the deferred tax assets associated with these state net operating losses will be realized and has established a valuation allowance equal to the gross deferred tax asset.

The Company recorded a valuation allowance in fiscal 2005 and 2004 of $8.1 million and $7.6 million respectively related to foreign deferred tax assets resulting from net operating losses and temporary items. The Company has determined that it is “more likely than not” that none of the foreign deferred tax assets will be realized and has established a valuation allowance equal to the gross deferred tax assets.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. STOCK-BASED COMPENSATION:

The Company maintains a 1996 Stock Incentive Plan and a 2003 Incentive Plan for directors, executive management and key personnel, which provide for the issuance of stock-based incentive awards. An aggregate of 12,000,000 and 5,400,000 shares of Common Stock are reserved for issuance under the 1996 Stock Incentive Plan and 2003 Stock Incentive Plan, respectively. Prior to fiscal 2004, options issued to employees under the 1996 Incentive Plan provide for time-based vesting over three and four years. The majority of the grants made to employees in fiscal 2004 provide for time-based vesting over two years.

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

The Company made a restricted stock grant of 100,000 shares in the first quarter of 2004. Total compensation expense related to this award of approximately $3.1 million is being recognized on a straight-line basis over a three year vesting period, of which $1.0 million was recognized in fiscal 2005.

The Company also has an employee stock purchase plan. The plan had allowed eligible employees of the Company to purchase at a 15% discount, up to an aggregate of 3,000,000 shares of Common Stock at quarterly intervals through periodic payroll deduction. The number of shares of Common Stock issued under this plan was 110,155, 81,239 and 75,348 in fiscal 2005, 2004 and 2003, respectively. In July 2005, the Company reduced the 15% discount to a 5% discount. The Company had an ESOP feature as part of its retirement plan for its employees. Under the ESOP feature of the plan, the Company is under no further obligation to make ESOP contributions to the Plan, but may do so at its discretion. No Company contributions were made in fiscal 2005 or 2004.

Summary of Stock Options

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,848,039	$20.23	5,632,654	$11.84	7,108,284	$10.28
Granted	276,088	30.57	3,124,214	29.68	534,566	19.64
Exercised	1,514,629	13.39	1,404,317	9.57	1,759,772	7.97
Forfeited	290,534	28.39	504,512	18.09	250,424	9.94

Outstanding, end of year	5,318,964	$22.28	6,848,039	$20.23	5,632,654	$11.84

Exercisable, end of year	3,421,058		2,513,866		2,728,256

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$3.75–$4.67	64,000	1.80	$3.87	64,000	$3.87
$4.68–$9.25	824,340	3.86	6.50	824,340	6.50
$9.26–$14.00	699,933	6.22	12.19	699,933	12.19
$14.01–$21.94	726,398	6.72	18.65	555,398	18.38
$21.95–$32.92	2,989,699	8.48	30.20	1,269,793	30.27
$32.93–$34.62	14,594	8.97	34.56	7,594	34.50

	5,318,964	7.15	$22.28	3,421,058	$18.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b)    Changes in Internal Controls over Financial Reporting

No change in the Company’s internal controls over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)    Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on their assessment, management has concluded that, as of June 30, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this Annual Report issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting.

(d)	Independent Registered Public Accounting Firm’s Report on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Education Management Corporation and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting at Item 9A (c), that Education Management Corporation and Subsidiaries (“EDMC”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EDMC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of EDMC’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EDMC maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EDMC maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 and our report dated September 12, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

September 12, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Proxy Statement under the captions “Nominees as Directors for Terms Expiring at the 2008 Annual Meeting of Shareholders,” “Directors Continuing in Office,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Proxy Statement under the captions “Compensation of Executive Officers,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participants” and “Employment Agreements,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Exhibits and Financial Statement Schedules:

(1)    Financial Statements:

The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 48 through 73 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Income for years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for years ended June 30, 2005, 2004 and 2003

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

Date: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT B. KNUTSON Robert B. Knutson	Chairman and Director	September 13, 2005

/s/ JOHN R. MCKERNAN, JR. John R. McKernan, Jr.	Chief Executive Officer, Vice Chairman and Director	September 13, 2005

/s/ ROBERT T. MCDOWELL Robert T. McDowell	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	September 13, 2005

/s/ ROBERT H. ATWELL Robert H. Atwell	Director	September 13, 2005

/s/ WILLIAM M. CAMPBELL, III William M. Campbell, III	Director	September 13, 2005

/s/ MICHAEL J. EMMI Michael J. Emmi	Director	September 13, 2005

/s/ MARTIN L. GARCIA Martin L. Garcia	Director	September 13, 2005

/s/ JERRY L. JOHNSON Jerry L. Johnson	Director	September 13, 2005

/s/ MIRYAM L. KNUTSON Miryam L. Knutson	Director	September 13, 2005

/s/ JAMES S. PASMAN, JR. James S. Pasman, Jr.	Director	September 13, 2005

/s/ FRIEDRICH TEROERDE Friedrich Teroerde	Director	September 13, 2005

SCHEDULE II

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Other(a)	Balance at End of Period
Allowance accounts for:
Year ended June 30, 2003
Uncollectable accounts receivable	$24,003	$13,242	$10,984	$576	$26,837
Estimated future loan losses	1,300	62	—	—	1,362
Deferred tax asset valuation allowance	3,578	—	—	—	3,578

Year ended June 30, 2004
Uncollectable accounts receivable	$26,837	$22,423	$8,357	$—	$40,903
Estimated future loan losses	1,362	172	—	—	1,534
Deferred tax asset valuation allowance	3,578	4,065	—	—	7,643

Year ended June 30, 2005
Uncollectable accounts receivable	$40,903	$28,017	$36,096	$—	$32,824
Estimated future loan losses	1,534	147	—	—	1,681
Deferred tax asset valuation allowance	7,643	1,023	—	—	8,666

(a)	Allowance for uncollectable accounts receivable and valuation allowance for deferred tax assets acquired in connection with acquisitions of subsidiaries.

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit	Method of Filing

3.01	Amended and Restated Articles of Incorporation	Incorporated herein by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8 (File No. 333-110706) filed on November 24, 2003

3.02	Restated By-laws	Incorporated herein by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003

4.01	Specimen Common Stock Certificate	Incorporated herein by reference to Exhibit 4.01 to Amendment No. 3 filed on October 28, 1996 to the Company’s Registration Statement on Form S-1 (File No. 333-10385) filed on August 19, 1996 (the “Form S-1”)

4.02	Rights Agreement, dated as of October 1, 1996, between Education Management Corporation and Mellon Bank, N.A	Incorporated herein by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997 (the “1997 Form 10-K”)

4.03	Amendment No. 1, dated November 9, 1999, to the Rights Agreement dated as of October 1, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent	Incorporated herein by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the “September 30, 1999 10-Q”)

4.04	Letter Agreement dated November 9, 1999 by and among the Company, Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management Inc. and Ronald Baron	Incorporated herein by reference to Exhibit 4.02 to the September 30, 1999 10-Q

4.05	Second Amended and Restated Credit Agreement dated as of August 18, 2003 by and among Education Management Corporation as the Borrower, The Banks Party Thereto as the Banks and National City Bank of Pennsylvania as the Agent and Wachovia Bank, National Association, as Syndication Agent, Suntrust Bank, as Syndication Agent, Fleet National Bank, as Documentation Agent, and JPMorgan Chase Bank, as Documentation Agent	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2003 (the “September 17, 2003 8-K”)

4.06	First Amendment to Second Amended and Restated Credit Agreement dated as of December 2, 2004 by and among Education Management Corporation as the “Borrower,” the Banks under the Credit Agreement, National City Bank of Pennsylvania, as the Agent for the Banks and Issuing Bank, Wachovia Bank, National Association, as Syndication Agent, Suntrust Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and JP Morgan Chase Bank, as Documentation Agent.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004

Exhibit Number	Exhibit	Method of Filing

10.01	Stock Purchase Agreement dated as of June 24, 2003 by and among Education Management Corporation and Russell E. Palmer, Bradley C. Palmer, The Stephen R. Palmer Living Trust, The Russell E. Palmer III Living Trust, The Karen J. Korfmann Living Trust, Michael Masin, Connie Walter, Technology Leaders L.P., Technology Leaders First Corp., J. William Brooks, Gerard Francois, Danny Finuf, The Companies Signatory Thereto and Sellers’ Representative.	Incorporated herein by reference to Exhibit 2.1 to the September 17, 2003 8-K

10.02	Education Management Corporation Retirement Plan	Incorporated herein by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 (the “2003 Form 10-K”)*

10.03	Education Management Corporation Management Incentive Stock Option Plan, effective November 11, 1993	Incorporated herein by reference to Exhibit 10.05 to the Form S-1*

10.04	EMC Holdings, Inc. Management Incentive Stock Option Plan, effective July 1, 1990	Incorporated herein by reference to Exhibit 10.06 to Amendment No. 1 to the Form S-1, filed on October 1, 1996 (“Amendment No. 1”)*

10.05	Form of Management Incentive Stock Option Agreement, dated various dates, between EMC Holdings, Inc. and various management employees	Incorporated herein by reference to Exhibit 10.07 to Amendment No. 1*

10.06	Form of Amendment to Management Incentive Stock Option Agreement, dated January 19, 1995, among Education Management Corporation and various management employees	Incorporated herein by reference to Exhibit 10.08 to Amendment No. 1*

10.07	Form of Revised Non-Employee Director Stock Option Agreement between the Company and certain of its non-employee directors.	Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 1, 2004*

10.08	Education Management Corporation Deferred Compensation Plan	Incorporated by reference to Exhibit 10.07 to the 2003 Form 10-K*

10.09	Education Management Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.08 to the 2003 Form 10-K*

10.10	2001 Restatement of the Education Management Corporation 1996 Stock Incentive Plan	Incorporated herein by reference to Exhibit A to the Proxy Statement for the Company’s 2001 Annual Meeting*

10.11	Education Management Corporation 2003 Incentive Plan	Incorporated by reference to Appendix B to the Proxy Statement for the Company’s 2003 Annual Meeting*

10.12	Fourth Amended and Restated Employment Agreement, dated as of August 5, 2003, between Robert B. Knutson and Education Management Corporation	Incorporated by reference to Exhibit 10.10 to the 2003 Form 10-K*

Exhibit Number	Exhibit	Method of Filing

10.13	Amended and Restated Employment Agreement, dated as of August 5, 2003, between John R. McKernan, Jr. and Education Management Corporation	Incorporated by reference to Exhibit 10.11 to the 2003 Form 10-K*

10.14	Form of Employment Agreement, dated as of June 4 and September 8, 1999, between certain executives and Education Management Corporation	Incorporated herein by reference to Exhibit 10.10 to the 1999 Form 10-K*

10.15	Employment Agreement dated July 9, 2001 between Michael C. Markovitz and Education Management Corporation	Incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002*

10.16	Employment Agreement dated June 12, 2003 between J. William Brooks and Education Management Corporation	Incorporated by reference to Exhibit 10.14 to the 2003 Form 10-K*

10.17	Restricted Stock Award Agreement dated September 2, 2003 between J. William Brooks and Education Management Corporation	Incorporated by reference to Exhibit 10.15 to the 2003 Form 10-K*

10.18	Form of EMC-Art Institutes International, Inc. Director’s and/or Officer’s Indemnification Agreement	Incorporated herein by reference to Exhibit 10.17 to the Form S-1*

10.19	Fiscal 2005 Management Incentive Compensation Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004*

10.20	Common Stock Registration Rights Agreement, dated as of August 15, 1996, among Education Management Corporation and Marine Midland Bank, Northwestern Mutual Life Insurance Company, National Union Fire Insurance Company of Pittsburgh, PA, Merrill Lynch Employees LBO Partnership No. I, L.P., Merrill Lynch IBK Positions, Inc., Merrill Lynch KECALP L.P., 1986, Merrill Lynch Offshore LBO Partnership No. IV, Merrill Lynch Capital Corporation, Merrill Lynch Capital Appreciation Partnership IV, L.P., Robert B. Knutson and certain other individuals	Incorporated herein by reference to Exhibit 10.19 to the 1997 Form 10-K

16.01	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 10, 2002	Incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K dated May 14, 2002.

21.01	Material subsidiaries of Education Management Corporation	Filed herewith

23.01	Consent of Ernst & Young LLP	Filed herewith

31.01	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.02	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Exhibit	Method of Filing

32.01	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

32.02	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement.