Form 10-Q
period 2005-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2005-11-09
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

The number of shares of the registrant’s Common Stock outstanding at September 30, 2005 was 75,150,617.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of
	September 30, 2005	June 30, 2005	September 30, 2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,493	$171,974	$88,228
Restricted cash	5,226	4,892	10,407

Total cash and cash equivalents	272,719	176,866	98,635
Receivables, net	58,611	57,968	62,964
Inventories	8,677	5,598	7,905
Prepaid income taxes	11,807	16,173	—
Deferred income taxes	13,616	13,870	17,203
Other current assets	12,320	9,203	10,555

Total current assets	377,750	279,678	197,262

Property and equipment, net	328,666	325,796	283,241
Other long-term assets	18,669	18,294	14,816
Intangible assets, net of amortization	16,583	17,499	19,309
Goodwill	317,239	314,760	312,663

Total assets	$1,058,907	$956,027	$827,291

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$4,197	$66,151	$233
Accounts payable	43,789	30,112	38,992
Accrued liabilities	45,491	52,581	31,984
Accrued income taxes	—	—	12,505
Advanced payments	158,457	51,912	134,937
Unearned tuition	56,498	31,882	47,935

Total current liabilities	308,432	232,638	266,586

Long-term debt, less current portion	4,656	4,269	5,376
Deferred income taxes	753	2,145	5,336
Deferred rent	46,824	44,489	—
Other long-term liabilities	6,635	6,476	8,652

Shareholders’ investment:
Common stock	754	751	736
Additional paid-in capital	338,691	328,972	298,396
Treasury stock, at cost	(1,791)	(1,791)	(1,495)
Retained earnings	345,908	331,956	238,535
Accumulated other comprehensive income	8,045	6,122	5,169

Total shareholders’ investment	691,607	666,010	541,341

Total liabilities and shareholders’ investment	$1,058,907	$956,027	$827,291

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended September 30,
	2005	2004
Net revenues	$252,985	$213,594
Costs and expenses:
Educational services	171,401	150,825
General and administrative	59,442	46,532
Amortization of intangible assets	1,487	1,766

	232,330	199,123

Income before interest and taxes	20,655	14,471
Interest expense (income), net	(704)	723

Income before income taxes	21,359	13,748
Provision for income taxes	7,407	5,595

Net income	$13,952	$8,153

Earnings per share:
Basic net income per common share	$0.19	$0.11

Diluted net income per common share	$0.18	$0.11

Weighted average number of shares outstanding (000’s):
Basic	75,081	73,418
Diluted	76,520	75,167

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,952	$8,153

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,402	12,729
Amortization of intangibles	1,487	1,766
Deferred income taxes	(1,138)	—
Non cash charges and write-offs of fixed assets	739	—
Stock based compensation expense	6,268	—
Changes in current assets and liabilities:
Restricted cash	(334)	(3,993)
Receivables	(604)	(10,753)
Inventories	(3,064)	(2,898)
Other current assets	2,520	(3,013)
Accounts payable	11,140	8,815
Accrued liabilities	(6,185)	(1,629)
Advance payments	106,366	88,486
Unearned tuition	24,617	25,037

Total adjustments	157,214	114,547

Net cash flows from operating activities	171,166	122,700

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,333)	(11,031)
Expenditures for property and equipment	(15,582)	(18,137)
Investment in marketable securities	—	(59,815)
Redemption of marketable securities	—	59,815
Other items, net	1,757	3,216

Net cash flows from investing activities	(15,158)	(25,952)

Cash flows from financing activities:
Revolving credit facility activity, net	(62,000)	(125,100)
Principal payments on debt	(17)	(25)
Proceeds from issuance of Common Stock	3,454	2,359

Net cash flows from financing activities	(58,563)	(122,766)

Effect of exchange rate changes on cash	(1,926)	(2,482)

Net change in cash and cash equivalents	95,519	(28,500)
Cash and cash equivalents, beginning of period	171,974	116,728

Cash and cash equivalents, end of period	$267,493	$88,228

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$153	$256
Income taxes	4,166	434
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	7,859	5,655

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2005 (the “Fiscal 2005 Annual Report”). These condensed consolidated financial statements include the accounts of Education Management Corporation and its consolidated subsidiaries. The accompanying condensed consolidated balance sheet at June 30, 2005 has been derived from the audited balance sheet included in the Company’s Fiscal 2005 Annual Report. The accompanying interim financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2006 and 2005 refer to the periods ended September 30, 2005 and 2004, respectively.

In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements. As part of the financial reporting process, management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the accompanying condensed consolidated financial statements.

Certain prior period balances have been reclassified to conform to the current period presentation.

NATURE OF OPERATIONS

The Company is among the largest providers of private post-secondary education in North America, based on student enrollment and revenue, and has provided career-oriented education for over 40 years. The Company delivers education to its students through traditional classroom settings as well as through online instruction. As of June 30, 2005, the Company had 71 primary campus locations in 24 states and two Canadian provinces. The Company’s total student enrollment as of the fall of 2005 exceeded 72,000 students. The Company was organized as a Pennsylvania corporation in 1962 and completed its initial public offering in 1996.

The Company’s educational systems offer a broad range of academic programs concentrated in the media arts, design, fashion, culinary arts, behavioral sciences, health sciences, education, information technology, legal studies and business fields, culminating in the award of associate’s through doctoral degrees. The Company also offers non-degree programs, some of which result in the issuance of diplomas upon successful completion.

SHARE-BASED PAYMENT

The Company maintains a 1996 Stock Incentive Plan, 2003 Incentive Plan and Employee Stock Purchase Plan for directors, executive management and key personnel, which are described more fully in Note 13 of the Company’s Fiscal 2005 Annual Report. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation.” No option-based employee compensation cost was recognized in the Company’s Consolidated Statements of

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Income for the years ended June 30, 2005 or 2004, or in the three-month period ended September 30, 2004, as all options granted under the stock option plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (“Statement No. 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized during the first quarter of fiscal 2006 includes (a) compensation cost for all share-based payments granted to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the quarter ended September 30, 2005, are $6.0 million and $4.5 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of Statement No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123(R) to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting period.

	Three months ended September 30,
	2005 (1)	2004
Net income (in thousands)
As reported	$13,952	$8,153
Add: Share-based employee compensation expense included in reported net income, net of tax for the three month period ended September 30, 2004	—	152
Deduct: Total share-based employee compensation expense determined under fair value method, net of tax for the three month period ended September 30, 2004	—	(4,203)

Pro forma	$13,952	$4,102

Basic earnings per share
As reported	$0.19	$0.11
Pro forma	0.19	0.05

Diluted earnings per share
As reported	$0.18	$0.11
Pro forma	0.18	0.05
Weighted average fair market value of options granted	$14.50	$12.35

(1)	Results for the period ended September 30, 2005, include $6.3 million, pre-tax and $4.7 million, after-tax of share based compensation expense. Results for the period ended September 30, 2004 included $0.3 million, pre-tax in share based compensation expense due to a restricted stock grant in September 2003.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three months ended September 30,
	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	5,318,964	22.29	6,848,039	20.23
Granted	30,000	32.26	38,759	31.42
Exercised	149,466	14.81	113,967	12.22
Forfeited	12,268	28.13	53,108	23.65

Outstanding end of year	5,187,230	22.54	6,719,723	20.41

Exercisable end of year	3,403,824		3,219,246

The total intrinsic value of options exercised was $2.9 million and $1.7 million during periods ended September 30, 2005 and 2004, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2005 and 2004 was $56.9 million and $55.0 million, respectively.

As of September 30, 2005 the total unrecognized compensation cost related to stock options is approximately $11.0 million, before the effect of forfeitures and will be recognized over the next eight quarters in accordance with the vesting period of the options.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model and the assumptions in the following table. The risk free interest rate for the periods within the contractual life of the option are generally based on United States Treasury yields at the date of grant. The Company assumes no dividend since it has not paid and does not expect to pay dividends in the immediate future. The Company uses historical option exercise and termination data behavior to estimate the expected life of an option grant. Expected volatilities are based on historical volatility of the Company’s stock price.

	Three months ended September 30,
	2005	2004
Risk-free interest rate	3.96%	3.66%
Expected dividend yield	—	—
Expected life of options (years)	4.5	4.5
Expected volatility rate	40.0%	41.3%

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$3.75–$4.67	64,000	1.55	$3.87	64,000	$3.87
$4.68–$9.25	801,540	3.16	6.54	801,540	6.54
$9.26–$14.00	618,631	5.82	12.19	618,631	12.19
$14.01–$21.94	700,179	6.33	18.67	526,487	18.39
$21.95–$32.92	2,988,286	6.57	30.23	1,385,572	30.20
$32.93–$34.62	14,594	6.66	34.56	7,594	34.50

	5,187,230	5.86	$22.54	3,403,824	$19.04

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Restricted Stock Awards

Restricted stock awards are grants of shares of the Company’s Common Stock which are subject to restrictions imposed in connection with the grants. In September 2005, the Company granted approximately 500,000 restricted shares with a weighted average grant price of $31.56 per share to employees. The restricted stock awards are subject to the satisfaction of certain personal performance targets and service requirements. The performance period for these grants is July 1, 2005 through June 30, 2006 and service requirement is generally September 29, 2005 through September 29, 2007. The Company measures the fair value of restricted stock awards based upon the market price of the underlying common stock at the date of grant. Restricted Stock expense is determined by estimating the probable payout of each grant and amortizing that amount over the applicable vesting period (generally two years) using the straight line method. If actual performance goals are not met, any compensation expense recognized would be reversed. Additionally, future compensation expense will be adjusted for those shares forfeited through employee attrition. For the three months ended September 30, 2005, the Company recognized approximately $60,000 related to the restricted stock awards granted in September 2005. The Company estimates $13.0 million of compensation expense will be recognized over the service vesting period between September 29, 2005, and September 29, 2007, and will be adjusted for actual forfeitures and evaluated against forfeitures estimated during the initial determination of compensation expense.

REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES

The Company has reclassified its Dutch auction rate securities as marketable securities. Dutch auction rate securities are investments that are typically tied to short-term interest rates and are reset at predetermined short-term intervals through a Dutch auction process. Previously, such investments had been classified as cash and cash equivalents. This change in classification does not affect cash flows from operations or from financing activities in the Company’s previously reported Condensed Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Income for any period.

At September 30, 2004, the Company held investments of $59.8 million in these current investments and were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. No investments were held in these securities at September 30, 2005.

2.    EARNINGS PER SHARE:

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution related to stock options, using the treasury stock method (in thousands).

	Three months ended September 30,
	2005	2004
Basic shares	75,081	73,418
Dilution for stock options	1,439	1,749

Diluted shares	76,520	75,167

For the quarters ended September 30, 2005 and 2004, options to purchase 252,803 and 2,723,973 shares, respectively, were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3.    CAPITAL STOCK:

The Company’s Capital Stock consists of the following:

•	10,000,000 authorized shares of Preferred Stock, $0.01 par value; and

•	120,000,000 authorized shares of Common Stock, $0.01 par value.

	September 30, 2005	June 30, 2005	September 30, 2004
Issued:
Preferred Stock	—	—	—
Common Stock	75,340,851	75,128,629	73,691,833
Restricted Stock (1)	492,450	—	—
Held in treasury:
Preferred Stock	—	—	—
Common Stock	190,234	190,234	180,364
Outstanding:
Preferred Stock	—	—	—
Common Stock	75,150,617	74,938,395	73,511,469
(1)	Restricted stock awards are contingently issuable shares subject to the satisfaction of certain performance targets and service requirements.

4.    INTANGIBLE ASSETS:

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company performed its annual goodwill impairment test during the first quarter and concluded that goodwill was not impaired. The Company reviews intangible assets with an identifiable useful life for impairment, when indicators of impairment exist, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Annually, or more frequently if necessary, the Company evaluates goodwill for impairment, with any resulting impairment reflected as an operating expense.

Amortization of intangible assets for the three months ended September 30, 2005, was approximately $1.5 million. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

Fiscal years	Expense (in thousands)
2006 (remainder)	$2,383
2007	2,325
2008	1,941
2009	1,453
2010	870

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Intangible assets arise principally from acquisitions. A portion of curriculum relates to costs incurred to develop curriculum for online programs. Intangible assets consisted of the following (dollars in thousands):

	At September 30, 2005			At June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$17,449	$(7,665)	7	$16,842	$(7,024)
Accreditation	4,023	(1,391)	15	4,023	(1,323)
Bachelor’s degree programs	1,100	(361)	15	1,100	(343)
Student contracts and applications	12,595	(12,052)	4	12,556	(11,377)
Software	480	(414)	3	459	(401)
Title IV	1,130	(291)	12	1,130	(267)
Tradename	500	—	Indefinite	500	—
Other	3,237	(1,757)	15	3,333	(1,709)

Total	$40,514	$(23,931)	5	$39,943	$(22,444)

5.    COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended September 30,
	2005	2004
Net income	$13,952	$8,153
Other comprehensive income:
Foreign currency translation	1,923	2,142

Comprehensive income	$15,875	$10,295

Accumulated other comprehensive income represents the foreign currency translation adjustment of approximately $8.0 million and $5.2 million at September 30, 2005 and 2004, respectively.

6.    NEW ACCOUNTING STANDARDS:

In October 2005, FASB issued Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing rental costs during the construction phase of a lease are required to expense rental costs beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for the Company as of the third quarter of fiscal 2006. The Company evaluated the provisions of FSP FAS 13-1 and does not believe that its adoption will have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and correction of errors made by the Company on or after July 1, 2006, if any.

7.    ACCOUNTING FOR INCOME TAXES:

The effective tax rate was 34.7% for the first quarter of fiscal 2006, as compared to 40.7% recorded in the comparable quarter of the prior year. The effective tax rate for fiscal 2005 was 39.8%. The decrease in the rate as compared to the prior fiscal year was primarily due to the reversal of deferred state tax liabilities that resulted from Ohio’s adoption of a gross receipts based tax in place of its corporate income tax as well as the recording of a benefit related to refunds claimed for certain state tax credits arising from prior open years. The effective rate was also favorably impacted by the disproportionate growth of taxable income in states with lower tax rates. The effective rates differed from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “continues,” “contemplates,” “expects,” “may,” “will,” “could,” “should” or “would” or the negatives thereof. Those statements are based on the intent, belief or expectation of the Company as of the date of this Quarterly Report. The following discussion should also be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which identifies certain risk factors related to the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties that are outside the control of the Company. Actual results may vary materially from the forward-looking statements contained herein as a result of changes in United States and Canada or international economic conditions, governmental regulations and other factors. The Company expressly disclaims any obligation or understanding to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed consolidated financial statements of the Company and the notes thereto, included herein. Unless otherwise noted, references to 2006 and 2005 are to the periods ended September 30, 2005 and 2004, respectively.

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

Depreciation is recognized using the straight-line method over the shorter of the useful lives or lease terms of the related assets, under the half-year convention, for financial reporting purposes and accelerated methods for income tax reporting purposes. The use of the half-year convention for purposes of determining depreciation expense is not materially different than using the date that the property and equipment were placed in service. Amortization of intangibles relates to the values assigned to identifiable intangible assets. These intangible assets arose principally from the acquisition of schools and internal development of curriculum for various online programs.

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

Revenue Recognition and Receivables

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. For most of our programs, the academic and fiscal quarters are the same; therefore, unearned revenue is not significant at the end of a fiscal quarter. However, Argosy University and Brown Mackie College and to a lesser degree South University and certain Art Institutes have educational programs with starting and ending dates that differ from our fiscal quarters. Therefore, at the end of the fiscal quarter, we have revenue from these programs that has not yet been earned in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

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

We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school student vs. out-of-school student) of the student and establishing a reserve based on the likelihood of collection, considering our historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are fully reserved and evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historical collections, an adjustment would be required to our allowance. Historically, however, the allowance has been within our estimate of uncollectible accounts.

Leases

We lease most of our administrative and educational facilities under operating lease agreements. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended (“SFAS 13”). These lease agreements typically contain tenant improvement allowances and rent holidays. In instances where one or more of these items are included in a lease agreement, we record these allowances as a leasehold improvement asset (which is included in Property and Equipment, net) when the leasehold asset is placed in service and a related deferred rent liability on our balance sheet and amortize each of these items on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a credit to rent expense, respectively. Lease agreements sometimes contain quantifiable rent escalation clauses, which are accounted for on a straight-line basis over the life of the lease. Our lease terms generally range from one to twenty years with one or more renewal options. For leases with renewal options, we record rent expense on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, we record rent expense over the new term. Consistent with prior practice, we utilize the “capitalization method” to account for rent costs recognized during the period of time we perform build-out or construction activities. This time period is typically 120 days, but can extend longer for larger construction projects. Rent capitalization ceases when the leased premises are substantially ready for use and the capitalized cost is included with the cost of the leasehold improvements amortized over the life of the lease as an addition to rent expense. However, as discussed below under “New Accounting Standards”, rent capitalization will cease beginning on January 1, 2006. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

Long-Lived Assets

We evaluate the recoverability of property and equipment and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in circumstances include economic conditions or operating performance. If such a circumstance existed, we would perform additional analysis based upon assumptions about the estimated future undiscounted cash flows associated with the asset. If the projected undiscounted future cash flows are less than the carrying value, we would determine the fair value of the asset based upon a discounted cash flow model. If the discounted cash flows are less than the carrying value of the asset, an impairment loss is recognized. We continually apply our judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset. Key to this process is the identification of indicators of impairment and accurately estimating cash flows. The failure to identify an indicator or inaccurate cash flow estimates could result in unrecognized impairments. To date, we believe our processes of identifying and estimating have produced timely and accurate recognition of impairments.

We evaluate the recoverability of the goodwill attributable to each reporting unit as required under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), by comparing the fair value of each reporting unit with its carrying value. The evaluation is performed at least annually and when potential impairment indicators exist as required by SFAS No. 142. Individual campus components have been aggregated to form distinct operating divisions by geographic location within North America. Effective July 1, 2005, these operating divisions were reorganized to form six (from the previously reported seven) operating divisions by geographic locations within North America. We completed our annual impairment test during the 2006 fiscal first quarter and determined that goodwill was not impaired. We continually apply our judgment when performing these evaluations to determine the financial projections used to assess the fair value of each reporting unit. The fair market value of the reporting units is estimated by applying multiples to earnings before interest, tax and depreciation. To validate the multiples used, management compares the multiples to recent identified transactions where businesses similar to ours were sold.

Income Taxes

We account for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases.

At September 30, 2005, we had net state operating loss carryforwards of approximately $42.2 million and a related deferred tax asset of $3.0 million. The carryforwards expire at varying dates beginning in fiscal 2007 through fiscal 2026. We have determined that it is currently “more likely than not” that the deferred tax asset associated with certain state net operating losses will not be realized and have established a valuation allowance of $0.7 million against the deferred tax asset related to those losses.

At September 30, 2005, we had Canadian net operating loss carryforwards of approximately $19.9 million and a related deferred tax asset of $7.1 million. The carryforwards expire at varying dates beginning in fiscal 2007 through fiscal 2016. At September 30, 2005, we had additional Canadian deferred tax assets of $1.4 million related to temporary items. We have determined that it is currently “more likely than not” that all of our Canadian deferred tax assets will not be realized and have established a valuation allowance equal to the gross deferred tax asset balance of $8.5 million. We evaluate on a quarterly basis whether, based on all available evidence, our deferred income tax assets are realizable.

Internal Controls Over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

New Accounting Standards

In October 2005, FASB issued Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing rental costs during the construction phase of a lease are required to expense rental costs beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our financial statements as of the third quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on our financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for EDMC for accounting changes and correction of errors made on or after July 1, 2006.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Revenues for the three months ended September 30, 2005 increased 18.4% to $253.0 million, compared to $213.6 million for the same period a year ago, primarily resulting from a 12.6% increase in total student enrollment and an approximate 5% increase in average revenue per student. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. Total enrollment at the start of the first quarter of fiscal 2006 was 59,739 students compared to 53,073, students for the same period last year.

We adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) on July 1, 2005, using the modified prospective method. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods, which were accounted for under APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), are not restated to reflect the impact of adopting the new standard. SFAS 123R requires share-based payments to be accounted for at fair value, measured at the grant date for equity awards, and recognized as expense over the requisite service period. For the first fiscal quarter of 2006, compensation expense related to share-based plans was $6.3 million compared to $0.3 million in the first quarter of fiscal 2005. Had we accounted for share-based compensation under the SFAS 123R fair value expense method in the comparable fiscal 2005 period, we would have recorded $6.8 million more in compensation expense.

Our educational services expense increased by $20.6 million, or 13.6%, to $171.4 million in the first quarter of 2006 from $150.8 million in fiscal 2005, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased 290 basis points to 67.8% in the first quarter of fiscal 2006 from 70.6% in the first quarter of fiscal 2005. This decrease is attributable primarily to leverage on our personnel and facilities expenses. Share based payment expense, which is a component of personnel expense, was $2.8 million in the first quarter of fiscal 2006. Other components of educational services which decreased as a percentage of revenue, included travel, telecommunications, consulting and other operating expenses as a result of cost control efforts. Bad debt expense was 20 basis points higher as a percentage of revenue compared to the prior year.

General and administrative expense was $59.4 million for the three months ended September 30, 2005, an increase of 27.7% from $46.5 million in the prior year period. The increase was primarily due to higher advertising, salaries and telecommunications expenses. As a percentage of net revenue, general and administrative expense increased 170 basis points over the prior period primarily due to increases in personnel and advertising expense, which increased 80 basis points and 60 basis points as a percentage of revenue, respectively. Share based payment expense, which impacted personnel expense was $3.5 million in the first quarter of fiscal 2006 compared to $0.3 million in fiscal 2005.

Amortization of intangibles decreased to $1.5 million in the first quarter of fiscal 2006, as compared to $1.8 million in the first quarter of fiscal 2005. The decrease was due to certain intangible assets becoming fully amortized, partially offset by higher amortization expense for deferred software costs related to online curriculum.

Income before interest and taxes (“operating income”) increased by $6.2 million to $20.7 million in the fiscal 2006 first quarter from $14.5 million in the fiscal 2005 first quarter. The corresponding margin increased approximately 140 basis points to 8.2% for the quarter as compared to 6.8% for the prior year quarter due to the factors described above.

Net interest income was $0.7 million in the first quarter of fiscal 2006 as compared to expense of $0.7 million in the comparable year ago period. The net interest income was due to higher investment balances and more favorable rates on short-term investments in the first quarter of fiscal 2006. However, net interest income was offset by amortization of $0.1 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools. The prior period expense was a result of higher borrowing levels during the period and lower overall cash balances.

Our effective tax rate was 34.7% for the first quarter of fiscal 2006, as compared to 40.7% recorded in the comparable quarter of the prior year. The effective tax rate for fiscal 2005 was 39.8%. The decrease in the rate as compared to the prior fiscal year was primarily due to the reversal of deferred state tax liabilities that resulted from Ohio’s adoption of a gross receipts based tax in place of its corporate income tax as well as the recording of a benefit related to refunds claimed for certain state tax credits arising from prior open years. The effective rate was also impacted by the distribution of taxable income to states with lower tax rates. The effective rates differed from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes.

Net income increased by $5.8 million to $14.0 million in the fiscal 2006 first quarter from $8.2 million the year ago period. The increase is attributable to improved results from operations, interest income and a lower effective tax rate, partially offset an increase of $6.0 million in share based payment expense recognized in the first quarter of 2006. This compares to $0.3 million in share based payment expense recorded in the comparable year ago period due to a restricted stock award.

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

At September 30, 2005, our working capital was approximately $69.3 million. This is compared to working capital of $47.0 million at June 30, 2005 and a working capital deficit of $69.3 million at September 30, 2004. The significant increase in current assets over current liabilities as compared to June 30, 2005 was due primarily to the repayment of our borrowings on our revolving credit facility during the first quarter partially offset by higher levels of advanced payments and unearned tuition.

Cash generated from operations for the fiscal 2006 first quarter was $171.2 million, an increase of $48.5 million over the first quarter of fiscal 2005. Higher cash flow compared to the prior year was due primarily to growth in net income and non-cash charges, approximately $17.9 million operates growth in advanced payments and approximately $10.2 million less growth in receivables from improvement in collections activity. Furthermore, income before non-cash charges increased $13.5 million to $36.4 million in the first quarter of fiscal 2006 as compared to $22.9 million in the first quarter of fiscal 2005.

Days sales outstanding (DSO) in receivables decreased to 21.3 days at September 30, 2005 from 27.1 days at September 30, 2004. We calculate DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the number of days in a quarter. The decrease in DSO was primarily due to better collections along with greater use of third party loans by our students. As a means of controlling our credit risk, we have established alternative loan programs with student finance lenders. These programs, which are non-recourse to us, help bridge the funding gap created by tuition rates that rise faster than federal and state government financial aid sources. We believe that these loans are attractive to our students because they provide for repayment post graduation and are available to borrowers with lower than average credit ratings.

Capital expenditures were $15.6 million or 6.2% of revenue for the first quarter of fiscal 2006, compared to $18.1 million, or 8.5% of revenue in the year ago period. The reduction of capital expenditures as a percentage of revenue was due to our continued focus on capital efficiency as well as decreased spending resulting from delays in the commencement of capital projects. The fiscal 2006 capital expenditures include investments in schools acquired or started during the previous several years and schools added in fiscal 2006, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology.

Our amended and restated revolving credit facility allows for borrowings up to $250 million and expires August 18, 2008. The agreement contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At September 30, 2005, we had no borrowings outstanding under this facility and were in compliance with all covenants under the agreement. Our availability of borrowings under the revolving credit agreement was approximately $247 million at September 30, 2005. The revolving credit agreement allows us to guarantee up to $5 million of student debt per fiscal year.

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

We guarantee a significant portion of real estate lease obligations for our subsidiaries, including a mortgage on the building occupied by Western State University College of Law. This mortgage loan had an outstanding balance of $3.3 million at September 30, 2005 and is due in March 2006.

The following table describes our commitments at September 30, 2005 under various contracts and agreements (in thousands):

	Total amounts committed	Payments due by period
		2006	2007-2008	2009-2010	2011- Thereafter
Line of credit borrowings	$—	$—	$—	$—	$—
Standby letters of credit (1)	2,928	—	—	—	—
Mortgage obligation	3,315	3,315	—	—	—
Operating leases	497,065	55,853	127,938	104,384	208,890
Capital leases	3,058	1,225	1,222	611	—
Unconditional purchase obligations (2)	23,068	12,353	9,284	984	447
Mortgage debt of consolidated entities	2,025	167	373	436	1,049

Total commitments	$531,459	$72,913	$138,817	$106,415	$210,386

(1)	We do not anticipate these letters of credit will be drawn on.

(2)	We have various contractual obligations that extend through 2010 for services.

Contingencies

In July 2005, the staff of the SEC’s Enforcement Division advised us that it was conducting an informal inquiry into trading in our common stock. The informal inquiry relates to trading prior to our third quarter earnings announcement in May 2005. We believe the inquiry was initiated following trades by one of our former directors during the time frame that appeared to violate the short swing profit recovery provisions of Section 16(b) of the Securities Exchange Act of 1934. Under that provision, profits made by officers, directors and certain shareholders on transactions within a six month period of a matching transaction inure to the benefit of and may be recovered by the corporation. As a result, the former director paid and we accepted approximately $530,000 as disgorgement of profits on the transactions. The profit disgorgement was recorded as an increase to shareholders equity in the first quarter of fiscal 2006. We advised the SEC staff of the Section 16(b) recovery and are cooperating fully with the SEC’s informal inquiry.

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

ITEM 4 – CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2005, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2005

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