Form 10-Q
period 2005-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2006-02-09
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant’s Common Stock outstanding at December 31, 2005 was 75,448,584.

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of
	December 31, 2005	June 30, 2005	December 31, 2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,449	$171,974	$29,222
Restricted cash	4,568	4,892	4,744

Total cash and cash equivalents and restricted cash	218,017	176,866	33,966
Receivables, net	43,660	57,968	47,883
Inventories	7,423	5,598	6,771
Prepaid income taxes	—	16,173	—
Deferred income taxes	13,616	13,870	17,203
Other current assets	14,147	9,203	10,908

Total current assets	296,863	279,678	116,731

Property and equipment, net	328,047	325,796	289,871
Deferred income taxes	1,268	—	—
Other long-term assets	16,910	18,294	15,986
Intangible assets, net of amortization	16,134	17,499	18,358
Goodwill	317,232	314,760	315,238

Total assets	$976,454	$956,027	$756,184

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$4,155	$66,151	$235
Accounts payable	26,126	30,112	27,846
Accrued liabilities	42,625	52,581	36,412
Accrued income taxes	16,401	—	20,676
Advanced payments	66,894	54,383	55,495
Unearned tuition	7,405	29,411	6,799

Total current liabilities	163,606	232,638	147,463

Long-term debt, less current portion	4,584	4,269	5,350
Deferred income taxes	—	2,145	4,364
Deferred rent	46,653	44,489	—
Other long-term liabilities	7,038	6,476	10,422

Shareholders’ investment:
Common stock	757	751	742
Additional paid-in capital	354,433	328,972	304,620
Treasury stock, at cost	(2,142)	(1,791)	(1,791)
Retained earnings	393,537	331,956	278,115
Accumulated other comprehensive income	7,988	6,122	6,899

Total shareholders’ investment	754,573	666,010	588,585

Total liabilities and shareholders’ investment	$976,454	$956,027	$756,184

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
Net revenues	$312,611	$275,808	$565,596	$489,402
Costs and expenses:
Educational services	171,096	157,412	342,497	308,237
General and administrative	62,533	51,629	121,975	98,161
Amortization of intangible assets	1,130	1,657	2,617	3,423

	234,759	210,698	467,089	409,821

Income before interest and taxes	77,852	65,110	98,507	79,581
Interest (income) expense, net	(1,444)	260	(2,148)	983

Income before income taxes	79,296	64,850	100,655	78,598
Provision for income taxes	31,667	25,270	39,074	30,865

Net income	$47,629	$39,580	$61,581	$47,733

Earnings per share:
Basic	$0.63	$0.54	$0.82	$0.65

Diluted	$0.62	$0.53	$0.80	$0.64

Weighted average number of shares outstanding (000’s):
Basic	75,327	73,775	75,193	73,615
Diluted	76,673	75,315	76,586	75,127

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the six months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$61,581	$47,733

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	31,684	25,328
Amortization of intangibles	2,617	3,423
Deferred income taxes	(3,172)	(1,258)
Excess tax benefits from share based payments	(1,291)	—
Stock based compensation expense	13,295	514
Changes in current assets and liabilities:
Restricted cash	324	1,670
Receivables	14,345	4,539
Inventories	(1,808)	(1,728)
Other current assets	587	(3,509)
Accounts payable	(2,004)	727
Accrued liabilities	26,212	11,458
Advance payments	12,340	5,866
Unearned tuition	(22,005)	(14,218)

Total adjustments	71,124	32,812

Net cash flows from operating activities	132,705	80,545

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,333)	(12,366)
Expenditures for property and equipment	(34,600)	(40,575)
Other items, net	(1,748)	4,293

Net cash flows from investing activities	(37,681)	(48,648)

Cash flows from financing activities:
Revolving credit facility activity, net	(62,000)	(125,100)
Principal payments on debt	(409)	(49)
Excess tax benefits from share based payments	1,291	—
Proceeds from issuance of Common Stock	9,045	7,779
Other	530	—

Net cash flows from financing activities	(51,543)	(117,370)

Effect of exchange rate changes on cash	(2,006)	(2,033)

Net change in cash and cash equivalents	41,475	(87,506)
Cash and cash equivalents, beginning of period	171,974	116,728

Cash and cash equivalents, end of period	$213,449	$29,222

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$151	$659
Income taxes	6,176	16,970
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	2,944	2,858

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2005 (the “Fiscal 2005 Annual Report”). These condensed consolidated financial statements include the accounts of Education Management Corporation and its consolidated subsidiaries. The accompanying condensed consolidated balance sheet at June 30, 2005 has been derived from the audited balance sheet included in the Company’s Fiscal 2005 Annual Report. The accompanying interim condensed consolidated financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2006 and 2005 refer to the periods ended December 31, 2005 and 2004, respectively.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts. Estimates are used when accounting for the allowance for doubtful accounts, the allocation of purchase price to the estimated fair value of assets acquired during business combinations, depreciation, amortization, contingencies, expenses and income taxes, among others during the reporting periods. Actual results could differ from these estimates.

Certain prior period balances have been reclassified to conform to the current period presentation.

NATURE OF OPERATIONS

We are among the largest providers of private post-secondary education in North America, based on student enrollment and revenue, and have provided career-oriented education for over 40 years. We deliver education to our students through traditional classroom settings as well as through online instruction. As of June 30, 2005, we had 71 primary campus locations in 24 states and two Canadian provinces. Our total student enrollment as of the fall of 2005 exceeded 72,000 students. We were organized as a Pennsylvania corporation in 1962 and completed our initial public offering in 1996.

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

SHARE-BASED PAYMENT

The Company maintains a 1996 Stock Incentive Plan, 2003 Incentive Plan and Employee Stock Purchase Plan for directors, executive management and key personnel which are described more fully in Note 13 of the Company’s Fiscal 2005 Annual Report. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No 123, “Accounting for Stock-Based Compensation.” No option-based employee compensation cost was recognized in the Statement of Operations for the years ended June 30, 2005 or 2004, nor in the three and six month periods ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

cost recognized during the fiscal 2006 periods include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the three and six months ended December 31, 2005 are $5.1 million and $11.1 million lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows, with a corresponding reduction in operating cash flows. The total income tax benefit recognized in the income statement for share-based compensation plans was $3.7 million for the six months ended December 31, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting period (dollars in thousands, except per share amounts).

	Three Months Ended December 31,		Six Months Ended December 31,
	2005 (1)	2004	2005 (1)	2004
Net income as reported	$47,629	$39,580	$61,581	$47,733
Add: Share-based employee compensation expense included in reported net income, net of tax	—	166	—	318
Deduct: Total share-based employee compensation expense determined under fair value method, net of tax	—	(4,801)	—	(9,004)

Pro forma net income	$47,629	$34,945	$61,581	$39,047

Basic earnings per share
As reported	$0.63	$0.54	$0.82	$0.65
Pro forma	NA	0.47	NA	0.53
Diluted earnings per share
As reported	$0.62	$0.53	$0.80	$0.64
Pro forma	NA	0.47	NA	0.52
Weighted average fair market value of options granted	$—	$11.75	$14.50	$11.89

(1)	Results for the three and six month periods ended December 31, 2005 include $7.0 million and $13.3 million, respectively, pre-tax in share based compensation expense. Results for the three and six month periods ended December 31, 2004 included $0.3 and $0.5 million, respectively, pre-tax in share based compensation expense due to a restricted stock grant in September 2003. Grants made in fiscal 2006 are primarily composed of restricted stock whereas grants made in fiscal 2005 were primarily comprised of stock options.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Six months ended December 31,
	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,318,964	$22.27	6,848,039	$20.23
Granted	30,000	32.26	247,740	30.50
Exercised	429,800	15.38	658,967	11.92
Forfeited	100,934	28.81	128,184	26.88

Outstanding at end of period	4,818,230	22.82	6,308,628	21.37

Exercisable at end of period	4,315,155	21.98	4,099,813	17.53

Vested at end of period	4,322,155	22.00	4,099,813	17.53

The total intrinsic value of options exercised was $6.1 million and $10.1 million during the six-month periods ended December 31, 2005 and 2004, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2005 and 2004 was $45.3 million and $54.0 million, respectively.

As of December 31, 2005 the total unrecognized compensation cost related to stock options is approximately $5.3 million, before the effect of forfeitures, and will be recognized over the next seven quarters in accordance with the vesting period of the options.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model and the assumptions in the following table. The risk free interest rate for the periods within the contractual life of the option are generally based on United States Treasury yields at the date of grant. The Company assumes no dividend since it has historically not paid and does not expect to pay dividends in the immediate future. The Company uses historical option exercise and termination data behavior to estimate the expected life of an option grant. Expected volatilities are based on historical volatility of the Company’s stock price.

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Risk-free interest rate	—	3.42%	3.96%	3.46%
Expected dividend yield	—	—	—	—
Expected life of options (years)	—	4.5	4.5	4.5
Expected volatility rate	—	40.4%	40.0%	40.5%

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$3.75–$4.67	64,000	1.30	$3.87	64,000	$3.87
$4.68–$9.25	687,944	3.41	6.51	687,944	6.51
$9.26–$14.00	570,789	5.71	12.19	570,789	12.19
$14.01–$21.94	640,603	5.99	18.54	625,911	18.50
$21.95–$32.92	2,840,300	6.48	30.23	2,365,917	30.25
$32.93–$34.62	14,594	6.41	34.56	594	33.12

	4,818,230	5.82	$22.82	4,315,155	$21.98

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to shares of the Company’s Common Stock as the award vests. The shares ultimately received depends on performance against specified performance targets. The performance period is generally July 1, 2005 through June 30, 2006 and service requirements through September 29, 2007. We measure the fair value of restricted stock awards based upon the market price of the underlying common stock at the date of grant. Restricted stock expense is amortized over the applicable vesting period (generally two years) using the straight line method. As of the six months ended December 31, 2005, approximately 522,500 shares were issued with a weighted average grant price of $31.62 per share. If such performance goals are not met, any compensation expense recognized would be reversed. For the three and six month periods ended December 31, 2005, the Company recognized approximately $1.8 million and $1.9 million, respectively, related to these awards. The unrecognized compensation cost related to restricted stock at December 31, 2005 is approximately $12.1 million. The Company estimates that the quarterly expense, net of anticipated forfeitures, will be approximately $1.8 million per quarter.

2.    EARNINGS PER SHARE:

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution related to stock options, using the treasury stock method (in thousands).

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Basic shares	75,327	73,775	75,193	73,615
Dilution for stock options	1,346	1,540	1,393	1,512

Diluted shares	76,673	75,315	76,586	75,127

For the quarters ended December 31, 2005 and 2004, options to purchase 251,347 shares and 2,819,204 were excluded from the diluted earnings per share calculation because of their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period).

3.    CAPITAL STOCK:

The Company’s Capital Stock consists of the following:

•	10,000,000 authorized shares of Preferred Stock, $0.01 par value; and

•	120,000,000 authorized shares of Common Stock, $0.01 par value.

	December 31, 2005	June 30, 2005	December 31, 2004
Issued:
Preferred Stock	—	—	—
Common Stock	75,649,100	75,128,629	74,228,423
Restricted Stock	522,500	—	—
Held in treasury:
Preferred Stock	—	—	—
Common Stock	200,516	190,234	190,234
Outstanding:
Preferred Stock	—	—	—
Common Stock	75,448,584	74,938,395	74,038,189

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Amortization of intangible assets for the three months and six months ended December 31, 2005 and 2004 was approximately $1.1 million, $2.6 million, $1.7 million, and $3.4 million, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2006 (remainder)	$1,437
2007	2,602
2008	2,214
2009	1,668
2010	910

Intangible assets consisted of the following (in thousands):

	At December 31, 2005			At June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$18,220	$(8,370)	7	$16,842	$(7,024)
Accreditation	4,023	(1,459)	15	4,023	(1,323)
Bachelor’s degree programs	1,100	(379)	15	1,100	(343)
Student contracts and applications	12,595	(12,323)	4	12,556	(11,377)
Software	480	(414)	3	459	(401)
Title IV	1,130	(315)	12	1,130	(267)
Tradename	500	—	Indefinite	500	—
Other	3,147	(1,801)	15	3,333	(1,709)

Total	$41,195	$(25,061)	5	$39,943	$(22,444)

5.    COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net income	$47,629	$39,580	$61,581	$47,733
Other comprehensive income (loss):
Foreign currency translation	(57)	1,730	1,866	3,872

Comprehensive income	$47,572	$41,310	$63,447	$51,605

Accumulated other comprehensive income represents the foreign currency translation adjustment of approximately $8.0 million and $6.9 million at December 31, 2005 and 2004, respectively.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.    NEW ACCOUNTING STANDARDS:

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing rental costs during the construction phase of a lease are required to expense rental costs beginning in the first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for the Company as of the third quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for EDMC for accounting changes and correction of errors made on or after July 1, 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the timing of liability recognition for retirement obligations associated with tangible long-lived assets that are conditional on a future event. FIN No. 47 is effective as of the end of the fiscal year ending after December 31, 2005, with early adoption permitted. The Company is in the process of evaluating the potential impact of FIN No. 47, if any.

7.    ACCOUNTING FOR INCOME TAXES:

The effective tax rate for the Company was 39.9% and 38.8% for the second quarter and first six months of fiscal 2006 respectively, as compared to 39.0% and 39.3% for the same periods in the prior fiscal year. The increase in the quarterly rate as compared to the prior year was primarily due to a $1.3 million reduction in tax reserves recorded during the second quarter of fiscal 2005 related to the favorable resolution of a tax audit. The decrease in the year-to-date rate as compared to the prior year was primarily due to the reversal of deferred state tax liabilities that resulted from Ohio’s adoption of a gross receipts based tax in place of its corporate income tax as well as the recording of a benefit related to refunds claimed for certain state tax credits arising from prior open years both of which occurred in the first quarter of fiscal 2006. The effective rates differed from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes.

8.    CONTINGENCIES:

The Art Institute of Dallas has been placed on probation by the Commission on Colleges of the Southern Association of Colleges and Schools (the “Commission”) due to the school’s failure to satisfactorily document clearly identified expected outcomes and assessments for its programs and services as required by the Commission’s institutional effectiveness comprehensive standard. The Commission, in connection with reaffirming the accreditation of The Art Institute of Dallas for a ten year period in December 2003, required the school to provide evidence of compliance with this standard by December 2005. The probationary period is through at least December 2006 and may be extended for an additional year for good cause. The Commission may remove its grant of accreditation to The Art Institute of Dallas if the school does not satisfactorily address the issues raised by the Commission. As of October 2005, approximately 1,300 students attended The Art Institute of Dallas, which is one of 32 Art Institute schools.

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

Depreciation is recognized using the straight-line method over the shorter of the useful lives or lease terms of the related assets, under the half-year convention, for financial reporting purposes and accelerated methods for income tax reporting purposes. The use of the half-year convention for purposes of determining depreciation expense is not materially different than using the date that the property and equipment were placed in service. Amortization of intangibles relates to the values assigned to identifiable intangible assets. These intangible assets arose principally from the acquisition of schools and development of curriculum for various online programs.

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses, during the reporting period. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the accompanying condensed consolidated financial statements.

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

Share-Based Payment

Beginning on July 1, 2005, we began accounting for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123R) using the modified prospective method.

We are now required to record the fair value of stock-based compensation awards as expenses in the consolidated statement of operations. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. For current and past grants of stock options, we utilized the Black-Scholes valuation model in determining the fair value of share-based awards at the grant date. This valuation requires judgment, including estimating the risk free interest rate, expected life of the option and expected volatility rate. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

During the current fiscal year, we have granted employees restricted shares instead of issuing stock options. Restricted shares result in compensation expense under SFAS 123R. These restricted shares will vest depending upon the achievement of certain performance objectives. In accordance with SFAS 123R, we estimate a rate at which we believe that employees will achieve performance objectives. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Leases

We lease most of our administrative and educational facilities under operating lease agreements. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended (“SFAS 13”). These lease agreements typically contain tenant improvement allowances and rent holidays. Tenant improvement allowances are recorded as a leasehold improvement asset (which is included in Property and Equipment, net) when the leasehold asset is placed in service and both the tenant improvement asset and related deferred rent liability are amortized on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a credit to rent expense, respectively. For leases that contain a rent holiday, total rent payments are recognized straight-line over the entire lease term. Lease agreements sometimes contain quantifiable rent escalation clauses, which are accounted for on a straight-line basis over the life of the lease. Our lease terms generally range from one to twenty years with one or more renewal options. For leases with renewal options, we record rent expense on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, we record rent expense over the new term. Consistent with prior practice, we utilize the “capitalization method” to account for rent costs recognized during the period of time we perform build-out or construction activities. This time period is typically 120 days, but can extend longer for larger construction projects. Rent capitalization ceases when the leased premises are substantially ready for use and the capitalized cost is included with the cost of the leasehold improvements amortized over the life of the lease as an addition to rent expense. However, as discussed below under “New Accounting Standards”, rent capitalization ceased on January 1, 2006. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

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

At December 31, 2005, we had net state operating loss carryforwards of approximately $42.4 million and a related deferred tax asset of $2.9 million. The carryforwards expire at varying dates beginning in fiscal 2007 through fiscal 2026. We have determined that it is currently “more likely than not” that the deferred tax asset associated with certain state net operating losses will not be realized and have established a valuation allowance of $0.8 million against the deferred tax asset related to those losses.

At December 31, 2005, we had Canadian net operating loss carryforwards of approximately $18.9 million and a related deferred tax asset of $6.7 million. The carryforwards expire at varying dates beginning in fiscal 2007 through fiscal 2016. At December 31, 2005, we had additional Canadian deferred tax assets of $1.7 million related to temporary items. We have determined that it is currently “more likely than not” that all of our Canadian deferred tax assets will not be realized and have established a valuation allowance equal to the gross deferred tax asset balance of $8.4 million. We evaluate on a quarterly basis whether, based on all available evidence, our deferred income tax assets are realizable.

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

New Accounting Standards

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing rental costs during the construction phase of a lease are required to expense rental costs beginning in the first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for the Company as of the third quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on the Company’s financial condition or results of operations.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the timing of liability recognition for retirement obligations associated with tangible long-lived assets that are conditional on a future event. FIN No. 47 is effective as of the end of the fiscal year ending after December 31, 2005, with early adoption permitted. We are in the process of evaluating the potential impact of FIN No. 47, if any.

Results of Operations

Three months ended December 31, 2005 compared to the three months ended December 31, 2004

Revenues for the three months ended December 31, 2005 increased 13.3% to $312.6 million, compared to $275.8 million for the same period a year ago, primarily resulting from a 9.5% increase in total student enrollment and an approximate 5% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. Total enrollment at the start of the second quarter of fiscal 2006 was 72,471 students compared to 66,179, students for the same period last year.

We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) on July 1, 2005, using the modified prospective method. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods, which were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), are not restated to reflect the impact of adopting the new standard. SFAS 123R requires share-based payments to be accounted for at fair value, measured at the grant date for equity awards, and recognized as expense over the requisite service period. For the second fiscal quarter of 2006, compensation expense related to share-based plans was $7.0 million compared to $0.3 million in the second quarter of fiscal 2005. Had we accounted for share-based compensation under the SFAS 123R fair value expense method in the comparable fiscal 2005 period, we would have recorded $7.4 million of compensation expense and $14.6 million, respectively, for the three month and six month periods ended December 31, 2004.

Our educational services expense increased by $13.7 million, or 8.7%, to $171.1 million in the second quarter of 2006 from $157.4 million in fiscal 2005, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 240 basis points to 54.7% in the second quarter of fiscal 2006 from 57.1% in the second quarter of fiscal 2005. This decrease is attributable primarily to leverage on our personnel, facilities, and bad debt expenses, which decreased as a percentage of revenue. Share based compensation expense, which is a component of personnel expense, was $2.2 million in the second quarter of fiscal 2006. Bad debt expense was 120 basis points lower as a percentage of revenue compared to the prior year due to a continued evaluation of bad debt reserves, the effect of the reversal of approximately $0.8 million in one-time items, and a strong focus on collection efforts. Other components of educational services decreased as a percentage of revenue, including travel, insurance, telecommunications, supplies, consulting and other operating expenses as a result of cost control efforts.

General and administrative expense was $62.5 million for the three months ended December 31, 2005, an increase of 21.1% from $51.6 million in the prior year period. The increase was primarily due to higher advertising and salaries expenses offset by lower travel, consulting and audit expenses. As a percentage of net revenue, general and administrative expense increased 130 basis points over the prior period. This was primarily due to increases in share-based compensation expense and advertising expense, which increased 150 basis points and 100 basis points, respectively over the prior year period. Share-based compensation expense, which impacted personnel expense, was $4.7 million in the second quarter of fiscal 2006 compared to $0.3 million in fiscal 2005.

Amortization of intangibles decreased to $1.1 million in the second quarter of fiscal 2006, as compared to $1.7 million in the second quarter of fiscal 2005. The decrease was due to certain intangible assets becoming fully amortized, partially offset by higher amortization expense for capitalized software costs related to online curriculum development.

Income before interest and taxes, or operating income, increased by $12.7 million to $77.9 million in the fiscal 2006 second quarter from $65.1 million in the fiscal 2005 second quarter. The corresponding margin increased approximately 130 basis points to 24.9% for the quarter as compared to 23.6% for the prior year quarter due to the factors described above.

Net interest income was $1.4 million in the second quarter of fiscal 2006 as compared to expense of $0.3 million in comparable year ago period. The increase in net interest income was due to higher investment balances and more favorable rates on short-term investments in the second quarter of fiscal 2006, offset by amortization of $0.1 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools. The prior period expense was a result of higher borrowing levels during the period and lower overall cash balances.

Our effective tax rate was 39.9% for the second quarter of fiscal 2006, as compared to 39.0% recorded in the comparable quarter of the prior fiscal year. The effective tax rate for fiscal 2005 was 39.8%. The increase in the quarterly rate as compared to the prior year was primarily due to a $1.3 million reduction in tax reserves recorded during the second quarter of fiscal 2005 related to the favorable resolution of a tax audit. The effective rates differed from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes.

Net income increased by $8.1 million to $47.6 million in the fiscal 2006 second quarter from $39.6 million the year ago period. The increase is attributable to improved results from operations and interest income offset by $7.0 million pretax in share-based compensation expense recognized in the second quarter of 2006. This compares to $0.3 million pretax in share-based compensation expense recorded in the comparable year ago period due to a restricted stock award.

Six months ended December 31, 2005 compared to the three months ended December 31, 2004

Revenues for the six months ended December 31, 2005 increased 15.6% to $565.6 million, compared to $489.4 million for the same period a year ago, primarily resulting from a 10.9% increase in average total student enrollment and an approximate 5% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, type of program, specific curriculum and the average student population. Average student enrollment for the first half of fiscal 2006 increased to 66,105 students compared to 59,626 students for the same period last year.

For the first half of 2006, compensation expense related to share-based plans was $13.3 million compared to $0.5 million in the first half of fiscal 2005. Had we accounted for share-based compensation under the SFAS 123R fair value expense method in the comparable fiscal 2005 period, we would have recorded an additional $13.8 million in compensation expense.

Our educational services expense increased by $34.3 million, or 11.1%, to $342.5 million in the first half of 2006 from $308.2 million in fiscal 2005, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 240 basis points to 60.6% in the first half of fiscal 2006 from 63.0% in the first half of fiscal 2005. This decrease is attributable primarily to leverage on our personnel and facilities expenses, which decreased as a percentage of revenue. Share-based compensation expense, which is a component of personnel expense was $5.0 million in the first half of fiscal 2006. Bad debt expense was 60 basis points lower as a percentage of revenue compared to the prior year due to a continued evaluation of bad debt reserves and a strong focus on collection efforts. Other components of educational services decreased as a percentage of revenue, including travel, telecommunications, consulting and other operating expenses as a result of cost control efforts.

General and administrative expense was $122.0 million for the first half of fiscal 2006, an increase of 24.3% from $98.2 million in the prior year period. The increase was primarily due to higher advertising, salaries (including SFAS 123R expense) and telecommunications expenses. As a percentage of net revenue, general and administrative expense increased approximately 150 basis points over the prior period. This was primarily due to share-based compensation expense, which was $8.3 million in the first half of fiscal 2006 compared to $0.5 million in fiscal 2005. Also contributing to the increase was advertising expense, which increased approximately 80 basis points. These increases were offset by decreases in telecommunications, audit, travel and other operating expenses.

Amortization of intangibles decreased to $2.6 million in the first half of fiscal 2006, as compared to $3.4 million in the first half of fiscal 2005. The decrease was due to certain intangible assets becoming fully amortized, partially offset by higher amortization expense for deferred software costs related to online curriculum.

Income before interest and taxes, or operating income, increased by $18.9 million to $98.5 million in the first half of fiscal 2006 from $79.6 million in the prior year period. The corresponding margin increased approximately 120 basis points to 17.4% for the first half of the fiscal year as compared to 16.3% for the prior year due to the factors described above.

Net interest income was $2.1 million in the first half of fiscal 2006 as compared to expense of $1.0 million in the comparable year ago period. The increase in net interest income was due to higher investment balances and more favorable rates on short-term investments in the first half of fiscal 2006, partially offset by amortization of $0.2 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools. The prior period expense was a result of higher borrowing levels during the period and lower overall cash balances.

Our effective tax rate for the first half of fiscal 2006 was 38.8%, as compared to 39.3% in the comparable period in the prior fiscal year. The effective tax rate for fiscal 2005 was 39.8%. The decrease in the year-to-date rate as compared to the prior year was primarily due to the reversal of deferred state tax liabilities that resulted from Ohio’s adoption of a gross receipts based tax in place of its corporate income tax as well as the recording of a benefit related to refunds claimed for certain state tax credits arising from prior open years both of which occurred in the first quarter of fiscal 2006. The effective rates differed from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes.

Net income increased by $13.8 million to $61.6 million in the first half of fiscal 2006 from $47.7 million the year ago period. The increase is attributable to improved results from operations, interest income and a lower effective tax rate, offset by $13.3 million in share based payment expense recognized in the first half of 2006. This compares to $0.5 million in share based payment expense recorded in the comparable year ago period due to a restricted stock award.

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

At December 31, 2005, our working capital was approximately $133.3 million. This is compared to working capital of $47.0 million at June 30, 2005 and a working capital deficit of $30.7 million at December 31, 2004. The significant increase in working capital as compared to June 30, 2005 was due primarily to the repayment of our borrowings on our revolving credit facility during the first half of fiscal 2006 and reduced levels of receivables, partially offset by higher levels of advanced payments and lower accrued liabilities and accounts payable.

Cash generated from operations for the first six months of fiscal 2006 was $132.7 million, an increase of $52.2 million over the same period in fiscal 2005. Higher cash flow compared to the prior year was due to growth in net income, non-cash expenses and positive working capital changes. Changes in working capital contributed $23.2 million to cash flow from operating activities compared to the year ago period. Better collections on receivables resulted in $10.0 million in the growth of cash flow compared to the prior period. Non-cash expenses were higher compared to the prior year period due to the expensing of share-based compensation beginning in July 1, 2005, and higher depreciation and amortization expense.

Days sales outstanding (DSO) in receivables decreased to 12.8 days at December 31, 2005 from 16.0 days at December 31, 2004. We calculate DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the number of days in a quarter. The decrease in DSO was primarily due to better collections along with greater use of third party loans by our students. As a means of controlling our credit risk, we have established alternative loan programs with student loan lenders. These programs, which are non-recourse to us, help bridge the funding gap created by tuition rates that rise faster than financial aid sources. We believe that these loans are attractive to our students because they provide for repayment post graduation and are available to borrowers with lower than average credit ratings.

Capital expenditures were $34.6 million or 6.1% of revenue for the first half fiscal 2006, compared to $40.6 million, or 8.3% of revenue in the year ago period. The reduction of capital expenditures as a percentage of revenue was due to our continued focus on capital efficiency as well as decreased spending resulting from delays in the commencement of capital projects. The fiscal 2006 capital expenditures include investments in schools acquired or started during the previous several years and schools added in fiscal 2006, continued expansion and improvements to current facilities, additional or replacement school and housing facilities, and classroom and administrative technology.

Our amended and restated revolving credit facility allows for borrowings up to $250 million and expires August 18, 2008. The agreement contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At December 31, 2005, we had no borrowings outstanding under this facility and were in compliance with all covenants under the agreement. Our availability of borrowings under the revolving credit agreement was approximately $247 million at December 31, 2005. The revolving credit agreement allows us to guarantee up to $5 million of student debt per fiscal year.

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

We guarantee a significant portion of real estate lease obligations for our subsidiaries, including a mortgage on the building occupied by Western State University College of Law. This mortgage loan had an outstanding balance of $3.3 million at December 31, 2005 and is due in March 2006.

The following table describes our commitments at December 31, 2005 under various contracts and agreements (in thousands):

	Total amounts committed	Payments due by period
		2006	2007-2008	2009-2010	2011- Thereafter
Line of credit borrowings	$—	$—	$—	$—	$—
Standby letters of credit (1)	2,711	—	—	—	—
Mortgage obligation	3,281	3,281	—	—	—
Operating leases	478,448	37,236	127,938	104,384	208,890
Capital leases	3,058	1,225	1,222	611	—
Unconditional purchase obligations	18,951	8,236	9,284	984	447
Mortgage debt of consolidated entities	2,025	167	373	436	1,049

Total commitments	$508,474	$50,145	$138,817	$106,415	$210,386

(1)	We do not anticipate these letters of credit will be drawn on.

(2)	We have various contractual obligations that extend through 2010 for services.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business that include foreign currency exchange rates. We typically do not utilize material interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. We are subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar. We do not believe the Company is subject to material risks from reasonably possible near-term change in exchange rates.

ITEM 4 – CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2005, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of December 31, 2005, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s shareholders was held on November 10, 2005. At the meeting, the following proposals were submitted to a vote of the Company’s shareholders:

Proposal 1 - a proposal to elect three Class III directors to serve until the annual meeting of shareholders to be held in the year 2008;

Proposal 2 - a proposal to amend and restate the Company’s 2003 Incentive Plan; and

Proposal 3 - a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006.

The following table sets forth the results of the voting.

Election of directors (Class III):

Thomas J. Colligan

Votes for: 65,965,548

Authority withheld: 487,302

Robert B. Knutson

Votes for: 64,550,496

Authority withheld: 1,902,354

John R. McKernan, Jr.

Votes for: 65,966,865

Authority withheld: 485,985

Approving the amendment and restatement of the 2003 Incentive Plan

Votes for: 54,739,212

Votes against: 6,290,211

Abstentions: 60,121

Broker non-votes: 14,264,698

Ratification of the appointment of the Company’s independent auditors

Votes for: 66,349,496

Votes against: 37,831

Abstentions: 65,523

Broker non-votes: 8,901,391

ITEM 6 – EXHIBITS

(a	)	Exhibits:

		(10.01)	The Education Management Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.01 on Current Report on Form 8-K filed with the Commission on December 19, 2005

		(15.1)	Registered Independent Accountant’s Review Report

		(15.2)	Auditor’s Acknowledgement

		(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

		(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

		(32.1)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

		(32.2)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION (Registrant)

Date: February 9, 2006

/s/ JOHN R. MCKERNAN, JR.
John R. McKernan, Jr.
Vice Chairman and Chief Executive Officer

/s/ ROBERT T. MCDOWELL
Robert T. McDowell
Executive Vice President and Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

(10.01)	The Education Management Corporation Deferred Compensation Plan, incorporated by reference to Exhibit 10.01 on Current Report on Form 8-K filed with the Commission on December 19, 2005.

(15.1)	Registered Independent Accountant’s Review Report.

(15.2)	Auditor’s Acknowledgement.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

(32.1)	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.