Form 10-Q
period 2006-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2006-05-04
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

The number of shares of the registrant’s Common Stock outstanding at March 31, 2006 was 75,782,503.

I NDEX

PART I

ITEM 1 – FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of
	March 31, 2006	June 30, 2005	March 31, 2005
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$394,017	$171,974	$177,094
Restricted cash	6,269	4,892	4,821

Total cash and cash equivalents and restricted cash	400,286	176,866	181,915
Receivables, net	41,558	57,968	54,533
Inventories	6,814	5,598	6,571
Prepaid income taxes	—	16,173	—
Deferred income taxes	19,809	13,870	17,203
Other current assets	11,930	9,203	8,880

Total current assets	480,397	279,678	269,102

Property and equipment, net	328,841	325,796	327,902
Deferred income taxes	285	—	—
Other long-term assets	16,370	18,294	15,792
Intangible assets, net of amortization	16,133	17,499	17,531
Goodwill	317,138	314,760	315,036

Total assets	$1,159,164	$956,027	$945,363

Liabilities and shareholders’ investment
Current liabilities:
Current portion of long-term debt	$926	$66,151	$3,516
Accounts payable	29,476	30,112	27,929
Accrued liabilities	55,546	52,581	46,717
Accrued income taxes	12,718	—	7,990
Advanced payments	170,010	54,383	143,944
Unearned tuition	24,469	29,411	29,447

Total current liabilities	293,145	232,638	259,543

Long-term debt, less current portion	4,158	4,269	1,896
Deferred income taxes	—	2,145	5,818
Deferred rent	47,463	44,489	39,560
Other long-term liabilities	6,395	6,476	11,061

Shareholders’ investment:
Common stock	760	751	745
Additional paid-in capital	367,659	328,972	309,580
Treasury stock, at cost	(2,142)	(1,791)	(1,791)
Retained earnings	433,895	331,956	312,341
Accumulated other comprehensive income	7,831	6,122	6,610

Total shareholders’ investment	808,003	666,010	627,485

Total liabilities and shareholders’ investment	$1,159,164	$956,027	$945,363

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
Net revenues	$312,533	$274,599	$878,129	$764,001
Costs and expenses:
Educational services	178,382	166,605	520,879	474,842
General and administrative	68,686	50,880	190,661	149,041
Amortization of intangible assets	841	1,647	3,458	5,070

	247,909	219,132	714,998	628,953

Income before interest and taxes	64,624	55,467	163,131	135,048
Interest (income) expense, net	(2,176)	(276)	(4,324)	707

Income before income taxes	66,800	55,743	167,455	134,341
Provision for income taxes	26,442	21,517	65,516	52,382

Net income	$40,358	$34,226	$101,939	$81,959

Earnings per share:
Basic	$0.53	$0.46	$1.35	$1.11

Diluted	$0.52	$0.45	$1.33	$1.09

Weighted average number of shares outstanding (000’s):
Basic	75,611	74,222	75,330	73,812
Diluted	77,123	75,718	76,762	75,237

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	For the nine months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$101,939	$81,959

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	47,074	41,034
Landlord allowances for tenant improvements	—	14,629
Amortization of intangibles	3,458	5,070
Non-cash lease accounting adjustments	—	3,821
Deferred income taxes	(8,382)	196
Excess tax benefits from share based payments	(4,402)	—
Stock based compensation expense	17,305	787
Changes in current assets and liabilities:
Restricted cash	(1,377)	1,593
Receivables	16,446	(2,124)
Inventories	(1,200)	(1,523)
Other current assets	1,209	(1,438)
Accounts payable	1,192	148
Accrued liabilities	37,930	9,858
Advance payments	115,465	96,737
Unearned tuition	(4,942)	5,829

Total adjustments	219,776	174,617

Net cash flows from operating activities	321,715	256,576

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(1,333)	(12,297)
Expenditures for property and equipment	(48,890)	(53,510)
Landlord allowances for tenant improvements	—	(14,629)
Other items, net	(2,080)	(3,066)

Net cash flows from investing activities	(52,303)	(83,502)

Cash flows from financing activities:
Revolving credit facility activity, net	(62,000)	(125,100)
Principal payments on debt	(3,922)	(73)
Excess tax benefits from share based payments	4,402	—
Proceeds from issuance of Common Stock	15,153	12,469
Other	530	—

Net cash flows from financing activities	(45,837)	(112,704)

Effect of exchange rate changes on cash	(1,532)	(4)

Net change in cash and cash equivalents	222,043	60,366
Cash and cash equivalents, beginning of period	171,974	116,728

Cash and cash equivalents, end of period	$394,017	$177,094

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$143	$943
Income taxes	40,191	49,540
Noncash investing and financing activities:
Expenditures for property and equipment included in accounts payable	3,732	3,854

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended June 30, 2005 (the “Fiscal 2005 Annual Report”). These condensed consolidated financial statements include the accounts of Education Management Corporation and its consolidated subsidiaries. The accompanying condensed consolidated balance sheet at June 30, 2005 has been derived from the audited balance sheet included in the Company’s Fiscal 2005 Annual Report. The accompanying interim condensed consolidated financial statements are unaudited; however, management believes that all adjustments necessary for a fair presentation have been made and all such adjustments are considered normal and recurring. The results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, references to 2006 and 2005 refer to the periods ended March 31, 2006 and 2005, respectively.

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

NATURE OF OPERATIONS

The Company is among the largest providers of post-secondary education in North America, based on student enrollment and revenue, and has provided career-oriented education for over 40 years. The Company delivers education to its students through traditional classroom settings as well as through online instruction. As of March 31, 2006, the Company had 72 primary campus locations in 24 states and two Canadian provinces. The Company’s total student enrollment as of the fall of 2005 exceeded 72,000 students. The Company was organized as a Pennsylvania corporation in 1962 and completed its initial public offering in 1996.

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

COMPANY TO BE ACQUIRED BY PRIVATE EQUITY GROUP

On March 3, 2006, the Company signed a merger agreement to be acquired by certain equity funds controlled by Providence Equity Partners and Goldman Sachs Capital Partners in a transaction valued at approximately $3.4 billion. Under the terms of the merger agreement, the private investors will acquire all of the Company’s outstanding shares of common stock for $43.00 per share. The Company has scheduled a special meeting of its shareholders to be held on May 25, 2006 to vote on proposed acquisition. The Company anticipates that the transaction will close in June or July of 2006, subject to the approval of the

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

transaction by the Company’s shareholders, the receipt of approvals from certain state authorizing agencies and accrediting agencies and the satisfaction of certain other conditions.

During the three and nine month period ended March 31, 2006, the Company recorded costs related to the proposed sale of the Company of $3.6 million and $4.9 million, respectively, consisting of accounting, investment banking, legal and other costs. If the Company’s shareholders approve of the proposed acquisition, the Company will be required to record approximately $16.6 million in equity compensation resulting from the accelerated vesting of stock options and restricted stock regardless of whether the transaction is consummated.

SHARE-BASED PAYMENT

The Company maintains a 1996 Stock Incentive Plan, 2003 Incentive Plan and Employee Stock Purchase Plan for directors, executive management and key personnel which are described more fully in Note 13 of the Company’s Fiscal 2005 Annual Report. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No 123, “Accounting for Stock-Based Compensation.” No option-based employee compensation cost was recognized in the Statement of Operations for the years ended June 30, 2005 or 2004, nor in the three and nine month periods ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under that transition method, compensation cost recognized during the fiscal 2006 periods include (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes for the three and nine months ended March 31, 2006 is $1.8 million and $12.9 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows, with a corresponding reduction in operating cash flows. The total income tax benefit recognized in the income statement for share-based compensation plans was $5.2 million for the nine months ended March 31, 2006.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006 (1)	2005	2006 (1)	2005
Net income as reported	$40,358	$34,226	$101,939	$81,959
Add: Share-based employee compensation expense included in reported net income, net of tax	—	157	—	475
Deduct: Total share-based employee compensation expense determined under fair value method, net of tax	—	(3,994)	—	(12,998)

Pro forma net income	$40,358	$30,389	$101,939	$69,436

Basic earnings per share
As reported	$0.53	$0.46	$1.35	$1.11
Pro forma	NA	0.41	NA	0.94

Diluted earnings per share
As reported	$0.52	$0.45	$1.33	$1.09
Pro forma	NA	0.40	NA	0.92
Weighted average fair market value of options granted	$—	$11.73	$14.50	$11.44

(1)	Results for the three and nine month periods ended March 31, 2006 include $4.0 million and $17.3 million, respectively, pre-tax in share based compensation expense. The decrease in the third quarter expense was due to a large number of options that became fully vested at the end of the second quarter. Results for the three and nine month periods ended March 31, 2005 included $0.3 and $0.8 million, respectively, pre-tax in share based compensation expense due to a restricted stock grant in September 2003. Grants made in fiscal 2006 are primarily composed of restricted stock whereas equity awards made in fiscal 2005 were primarily comprised of stock options.

	Nine months ended March 31,
	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,318,964	$22.27	6,848,039	$20.23
Granted	30,575	32.25	274,240	30.60
Exercised	753,718	18.00	912,361	13.14
Forfeited	106,134	29.04	207,684	28.02

Outstanding at end of period	4,489,687	22.90	6,002,234	21.52

Exercisable at end of period	4,059,554	22.14	2,675,328	11.45

Vested at end of period	4,059,554	22.14	4,003,064	17.71

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The total intrinsic value of options exercised was $10.4 million and $13.5 million during the nine-month periods ended March 31, 2006 and 2005, respectively. The aggregate intrinsic value of options outstanding as of March 31, 2006 and 2005 was $84.0 million and $38.6 million, respectively.

As of March 31, 2006 the total unrecognized compensation cost related to stock options is approximately $3.8 million, before the effect of forfeitures, and (assuming the proposed acquisition of the Company is not approved at the special shareholders meeting) will be recognized over the next six quarters in accordance with the vesting period of the options. In the event that the Company’s shareholders approve the proposed acquisition at the special shareholders meeting to be held May 25, 2006, all remaining unrecognized compensation cost related to stock options will be recorded as expense as of the date of the shareholder vote.

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

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	—	3.71%	3.96%	3.50%
Expected dividend yield	—	—	—	—
Expected life of options (years)	—	4.5	4.5	4.5
Expected volatility rate	—	38.0%	40.0%	40.3%

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$3.75–$4.67	64,000	1.05	$3.87	64,000	$3.87
$4.68–$9.25	658,344	3.16	6.54	658,344	6.54
$9.26–$14.00	490,945	5.47	12.20	490,945	12.20
$14.01–$21.94	583,287	5.80	18.44	583,287	18.44
$21.95–$32.92	2,678,517	6.26	30.24	2,255,384	30.30
$32.93–$34.62	14,594	6.16	34.56	7,594	34.50

	4,489,687	5.58	$22.90	4,059,554	$22.14

Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to shares of the Company’s Common Stock as the award vests. The shares ultimately received generally depend on performance against specified performance targets. The performance period for outstanding shares of restricted stock is generally July 1, 2005 through June 30, 2006 and service requirements through September 29, 2007. If such performance goals are not met, any compensation expense recognized would be reversed. The award agreements for all outstanding shares of restricted stock provide that the underlying shares immediately vest upon a change in control of the Company.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The approval by the Company’s shareholders of the proposed acquisition at the special shareholders meeting to be held May 25, 2006 would constitute a change in control under the outstanding restricted stock award agreements. We measure the fair value of restricted stock awards based upon the market price of the underlying common stock at the date of grant. Restricted stock expense is amortized over the applicable vesting period (generally two years) using the straight line method. As of the nine months ended March 31, 2006, approximately 519,125 shares were issued with a weighted average grant price of $31.72 per share. For the three and nine month periods ended March 31, 2006, the Company recognized approximately $2.0 million and $3.9 million, respectively, related to these awards. The unrecognized compensation cost related to restricted stock at March 31, 2006 is approximately $12.8 million. The Company estimates that the quarterly expense, net of anticipated forfeitures, will be approximately $2.0 million per quarter. In the event that the Company’s shareholders approve the proposed acquisition at the special shareholders meeting to be held May 25, 2006, all remaining unrecognized compensation cost related to outstanding shares of restricted stock will be recorded as expense as of the date of the shareholder vote.

2.    EARNINGS PER SHARE:

Basic earnings per share is computed using the weighted average number of shares outstanding during the period, while diluted earnings per share is calculated to reflect the potential dilution related to stock options, using the treasury stock method (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Basic shares	75,611	74,222	75,330	73,812
Dilution for stock options	1,512	1,496	1,432	1,425

Diluted shares	77,123	75,718	76,762	75,237

For the quarters ended March 31, 2005, options to purchase 614,973 were excluded from the diluted earnings per share calculation because their antidilutive effect (due to the exercise price of such options exceeding the average market price for the period). For the quarter ended March 31, 2006, there were no shares excluded because all option exercise prices were below the average market price for the period.

3.    CAPITAL STOCK:

The Company’s Capital Stock consists of the following:

•	10,000,000 authorized shares of Preferred Stock, $0.01 par value; and

•	120,000,000 authorized shares of Common Stock, $0.01 par value.

	March 31, 2006	June 30, 2005	March 31, 2005
Issued:
Preferred Stock	—	—	—
Common Stock	75,983,019	75,128,629	74,506,600
Restricted Stock	519,125	—	—
Held in treasury:
Preferred Stock	—	—	—
Common Stock	200,516	190,234	190,234
Outstanding:
Preferred Stock	—	—	—
Common Stock	75,782,503	74,938,395	74,316,366

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

Amortization of intangible assets for the three months and nine months ended March 31, 2006 and 2005 was approximately $0.8 million, $3.5 million, $1.7 million, and $5.1 million, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 is as follows:

Fiscal years	Expense (in thousands)
2006 (remainder)	$597
2007	2,602
2008	2,214
2009	1,668
2010	910

Intangible assets consisted of the following (in thousands):

	At March 31, 2006			At June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization
Curriculum	$19,147	$(8,989)	7	$16,842	$(7,024)
Accreditation	4,023	(1,545)	15	4,023	(1,323)
Bachelor’s degree programs	1,100	(379)	15	1,100	(343)
Student contracts and applications	12,595	(12,387)	4	12,556	(11,377)
Software	480	(414)	3	459	(401)
Title IV	1,130	(339)	12	1,130	(267)
Tradename	500	—	Indefinite	500	—
Other	3,060	(1,849)	15	3,333	(1,709)

Total	$42,035	$(25,902)	5	$39,943	$(22,444)

5.    COMPREHENSIVE INCOME:

Comprehensive income consisted of the following (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net income	$40,358	$34,226	$101,939	$81,959
Other comprehensive income (loss):
Foreign currency translation	(157)	(289)	1,709	3,583

Comprehensive income	$40,201	$33,937	$103,648	$85,542

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.    NEW ACCOUNTING STANDARDS:

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing rental costs during the construction phase of a lease are required to expense rental costs beginning in the first reporting period beginning after December 15, 2005. The Company adopted FSP FAS 13-1 on January 1, 2006.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for EDMC after July 1, 2006.

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

7.    ACCOUNTING FOR INCOME TAXES:

The Company’s effective tax rate was 39.6% and 39.1% for the third quarter and first nine months of fiscal 2006, respectively, as compared to 38.6% and 39.0% for the same periods in the prior fiscal year.

The increase in the quarterly rate as compared to the prior year was primarily due to a favorable return-to-provision adjustment for fiscal 2004 that was recorded during the third quarter of fiscal 2005 and estimated nondeductible transaction costs associated with the proposed acquisition of the Company. The rate increase related to these items was offset in part by the reversal of valuation allowances against Canadian deferred tax assets related to net operating loss carryforwards, which resulted from conforming the intercompany transfer pricing arrangement between the Company’s U.S. and Canadian operations to the business operations in Canada.

The slight decrease in the year-to-date rate as compared to the prior year was primarily due to the reversal in fiscal 2006 of deferred state tax liabilities that resulted from Ohio’s adoption of a gross receipts based tax in place of its corporate income tax, the favorable impact of certain state tax credits, and the reversal of valuation allowances against a portion of the Company’s deferred tax assets related to Canadian net operating loss carryforwards, offset in part by non-deductible transaction costs related to the proposed acquisition of the Company.

The effective rates differed from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes.

EDUCATION MANAGEMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

OVERVIEW

We are among the largest providers of post-secondary education in North America, with more than 72,000 active students as of the fall of 2005. We offer education through four different educational systems and through online platforms at three of our four educational systems. Our schools offer students a wide variety of programmatic and degree choices in a flexible learning environment. Our curriculum is focused on providing applied, career-oriented content with a focus on improving student outcomes.

Our largest component of our revenue is tuition collected from our students which is presented after deducting refunds, scholarships and other adjustments. Net revenues consist of tuition and fees, as well as student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials. We recognize revenue on a pro rata basis over the term of instruction or occupancy, or when received in the case of point-of-sale revenues. The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and the average student population. Bookstore and housing revenues are largely a function of the average student population.

The two main determinates of our revenue are average student population and tuition rates. Factors impacting our average student population include the number of continuing students attending school at the beginning of a period and the number of new students entering school during such period. We believe that the size of our student population at our campuses is influenced by the number of graduating high school students, the attractiveness of our program offerings, the effectiveness of our marketing efforts, changes in technology, the persistence of our students, the length of the education programs, our overall educational reputation and general economic conditions. We seek to grow our average student population through offering additional programs at existing schools and through establishing new school locations, whether through acquisition or new facility start-up. With regard to tuition rates, historically we have been able to pass along cost increases through increases in tuition. Average tuition rates increased by approximately 6.8% and 6.0% in fiscal 2005 and fiscal 2004, respectively.

The majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education- related expenses. For the last three completed fiscal years approximately 70% of our net revenues were indirectly derived from Title IV programs. Because of the dependence on government sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business.

Our quarterly revenues and income will fluctuate primarily as a result of the pattern of student enrollments. Student enrollment at the Art Institute schools has typically peaked in the fall, our fiscal second quarter, when the largest number of recent high school and college graduates traditionally begin post-secondary education programs. The fiscal first quarter is typically the lowest revenue quarter due to student vacations. The seasonality of our business has decreased over the last several years due to an increased percentage of students at our schools enrolling in Bachelor’s programs and the effect of recent acquisitions.

Educational services expense, the largest component of our operating expense, consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, bad debt expense and depreciation and amortization of property and equipment. Many of these items are relatively fixed in nature and are not subject to volatile input pricing. We anticipate these expenses to decrease as a percentage of revenue in the future due to economies of scale as our schools grow through the introduction of new programs at our existing schools and continued growth in the number of students taking classes online as well as costs savings at our shared services locations.

The second largest expense line item, general and administrative expense, consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. We have centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and cost control. With regard to the marketing component, we have seen a change in the way we market to and attract inquiries from prospective students as the Internet has become an increasingly important way of reaching students. Internet inquiries, which generally cost less than leads from traditional media sources like TV and print, convert at a lower rate than traditional media sources.

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

We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection, considering our historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are fully reserved and evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historical collections, an adjustment would be required to our allowance. Historically, however, the allowance for doubtful accounts has been within our estimate of uncollectible accounts.

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

Leases

We lease most of our administrative and educational facilities under operating lease agreements. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease according to SFAS No. 13, “Accounting for Leases”, as amended (“SFAS 13”). These lease agreements typically contain tenant improvement allowances and rent holidays. Tenant improvement allowances are recorded as a leasehold improvement asset (which is included in Property and Equipment, net) when the leasehold asset is placed in service and both the tenant improvement asset and related deferred rent liability are amortized on a straight-line basis over the shorter of the term of the lease or useful life of the asset as additional depreciation expense and a credit to rent expense, respectively. For leases that contain a rent holiday, total rent payments are recognized straight-line over the entire lease term. Lease agreements sometimes contain quantifiable rent escalation clauses, which are accounted for on a straight-line basis over the life of the lease. Our lease terms generally range from one to twenty years with one or more renewal options. For leases with renewal options, we record rent expense on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, we record rent expense over the new term. Rent is expensed as we gain “possession and/or control” over the new space regardless of whether the facility is substantially complete or whether a build out occurs because rent capitalization during construction ceased on January 1, 2006 due to updated accounting rules. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

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

At March 31, 2006, we had state net operating loss carryforwards of approximately $42.5 million and a related deferred tax asset of $3.1 million. The carryforwards expire at varying dates beginning in fiscal 2007 through fiscal 2026. We have determined that it is currently “more likely than not” that the deferred tax asset associated with certain state net operating losses will not be realized and have established a valuation allowance of $1.0 million against the deferred tax asset related to those losses.

During the quarter ended March 31, 2006, we reduced our Canadian net operating losses by $5.1 million and the related deferred tax asset and valuation allowance by $1.8 million due to uncertainty about the losses being available for use. Therefore, at March 31, 2006, we had Canadian net operating loss carryforwards of approximately $8.4 million and a related deferred tax asset of $3.0 million. The carryforwards expire at varying dates beginning in fiscal 2011 through fiscal 2016. At March 31, 2006, we had additional Canadian deferred tax assets of $1.9 million related to temporary items. We have determined that it is currently “more likely than not” that the deferred tax assets related to our Canadian net operating losses and temporary items will not be realized and have established a valuation allowance equal to the gross deferred tax asset balance of $4.9 million. We evaluate on a quarterly basis whether, based on all available evidence, our deferred income tax assets are realizable.

Internal Controls Over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

New Accounting Standards

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing rental costs during the construction phase of a lease are required to expense rental costs beginning in the first reporting period beginning after December 15, 2005. We adopted FSP FAS 13-1 on January 1, 2006.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for EDMC after July 1, 2006.

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

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues for the three months ended March 31, 2006 increased 13.8% to $312.5 million, compared to $274.6 million for the same period a year ago, primarily resulting from 8.8% growth in total student enrollment and an approximate 5% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. Total enrollment at the start of the third quarter of fiscal 2006 was 71,911 students compared to 66,103, students for the same period last year.

During the third quarter of fiscal year 2005, we conducted a review of all of our real estate operating leases and determined that our previous method of accounting for landlord incentives or allowances was not in accordance with recent guidance issued by the Securities and Exchange Commission. As a result, amortization expense for the nine months ended March 31, 2005 reflected an increase of approximately $19.5 million, while rent expense was reduced by approximately $15.7 million. The net result was a non-cash, pretax charge of approximately $3.8 million ($2.3 million or $0.03 per share after tax) reflected in educational services in our fiscal 2005 third quarter.

Our educational services expense increased by $11.8 million, or 7.1%, to $178.4 million in the third quarter of 2006 from $166.6 million in fiscal 2005, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. Overall, educational services expense as a percentage of revenue decreased approximately 360 basis points to 57.1% in the third quarter of fiscal 2006 from 60.7% in the third quarter of fiscal 2005. Adjusting for the non-cash, pretax charge of $3.8 million in the third quarter of fiscal 2005, educational services expense as a percentage of revenue decreased approximately 220 basis points from the prior year period. This decrease is attributable primarily to decreases in bad debt expense as a percentage of revenue and leverage on our personnel and facilities. Operating leverage was partially offset by higher depreciation and amortization expense as a percentage of revenue due to the net impact of the cumulative lease accounting adjustment recorded during the third quarter of fiscal 2005 to comply with revised interpretations of lease accounting rules. Fiscal 2005 results also include a non-cash charge of approximately $0.7 million related to fixed asset impairments. Share-based compensation expense, which is a component of personnel expense, was $0.4 million in the third quarter of fiscal 2006. Other components of educational services decreased as a percentage of revenue, including travel, insurance, telecommunications, supplies, consulting and other operating expenses as a result of cost control efforts.

We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) on July 1, 2005, using the modified prospective method. Under the modified prospective method, the effect of the standard is recognized in the period of adoption and in future periods. Prior periods, which were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), are not restated to reflect the impact of adopting the new standard. SFAS 123R requires share-based payments to be accounted for at fair value, measured at the grant date for equity awards, and recognized as expense over the requisite service period. For the third fiscal quarter of 2006, compensation expense related to share-based plans was $4.0 million compared to $0.3 million in the third quarter of fiscal 2005. Compensation expense related to share-based plans were $7.0 million in the second quarter of fiscal 2006. The decrease in expense from the second quarter was due the decrease in unvested options.

As of March 31, 2006 the total unrecognized compensation cost related equity compensation is approximately $16.6 million, before the effect of forfeitures, and will be recognized over the next six to eight quarters in accordance with the vesting period; however, the entire amount would be recorded upon approval by the Company’s shareholders of the pending acquisition of the Company (see Note 1).

General and administrative expense was $68.7 million for the three months ended March 31, 2006, an increase of 35.0% from $50.9 million in the prior year period. The increase was primarily due to higher advertising expenses, salaries and costs related to the proposed sale of the Company partially offset by lower travel, consulting and audit expenses. Expense related to Sarbanes-Oxley compliance was $0.8 million lower as compared to the prior year period. As a percentage of net revenue, general and administrative expense increased 344 basis points over the prior period. This was primarily due to increases in share-based compensation expense and additional investment in advertising expense, which increased 115 basis points and 160 basis points, respectively, over the prior year period. Transaction costs associated with the pending acquisition of the Company were $3.6 million. Share-based compensation expense, which impacted personnel expense, was $3.6 million in the third quarter of fiscal 2006 compared to $0.3 million in fiscal 2005.

Amortization of intangibles decreased to $0.8 million in the third quarter of fiscal 2006, as compared to $1.6 million in the third quarter of fiscal 2005. The decrease was due to certain acquired intangible assets, such as curricula, becoming fully amortized, partially offset by higher amortization expense for capitalized software costs related to online curriculum development.

Income before interest and taxes increased by $9.2 million to $64.6 million in the fiscal 2006 third quarter from $55.5 million in the fiscal 2005 third quarter. The corresponding margin increased approximately 50 basis points to 20.7% for the quarter as compared to 20.2% for the prior year quarter due to the factors described above.

Net interest income was $2.2 million in the third quarter of fiscal 2006 as compared to $0.3 million in comparable year ago period. The increase in net interest income was due to higher investment balances and more favorable rates on short-term investments in the third quarter of fiscal 2006, partially offset by amortization of $0.1 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at one of our schools.

Our effective tax rate was 39.6% for the third quarter of fiscal 2006, as compared to 38.6% recorded in the comparable quarter of the prior fiscal year and 39.8% for fiscal 2005. The increase in the quarterly rate as compared to the prior year was primarily due to a favorable return-to-provision adjustment for fiscal 2004 that was recorded during the third quarter of fiscal 2005 and fiscal 2006 nondeductible transaction costs associated with the proposed acquisition of the Company by a private equity group. The rate increase related to these items was offset in part by the reversal of valuation allowances against Canadian deferred tax assets related to net operating loss carryforwards, which resulted from conforming the intercompany transfer pricing arrangement between the Company’s U.S. and Canadian operations to the business operations in Canada. The effective rates differed from the combined federal and state statutory rates due primarily to valuation allowances and expenses that are non-deductible for tax purposes.

Net income increased by $6.1 million to $40.4 million in the fiscal 2006 third quarter from $34.2 million the year ago period. The increase is attributable to improved results from operations and interest income offset by $4.0 million pretax in share-based compensation expense recognized in the third quarter of 2006. This compares to $0.3 million pretax in share-based compensation expense recorded in the comparable year ago period due to a restricted stock award.

Nine months ended March 31, 2006 compared to the nine months ended March 31, 2005

Revenues for the nine months ended March 31, 2006 increased 14.9% to $878.1 million, compared to $764.0 million for the same period a year ago, primarily resulting from a 10.1% growth in average total student enrollment and an approximate 5% increase in tuition rates. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. Average student enrollment for the first nine months of fiscal 2006 increased to 68,040 students compared to 61,785 students for the same period last year, an increase of 10.1%.

Our educational services expense increased by $46.0 million, or 9.7%, to $520.9 million in the first nine months of 2006 from $474.8 million in fiscal 2005, due primarily to the incremental costs incurred to support higher student enrollment. Educational services expense includes faculty and certain administrative compensation, rent and other facility operating costs, cost of sales, bad debt, and depreciation and amortization. The prior period includes $3.8 million, or 50 basis points related to the cumulative lease accounting adjustment recorded in March 2005 as described in Note 1(j) in the Company’s fiscal 2005 Annual Report. Also, as a result of the implementation of SFAS 123R, share based compensation, which is a component personnel expense, was $5.4 million in the first nine months of fiscal 2006 compared to $0.8 million for the same period in fiscal 2005. After giving effect to the cumulative lease adjustments in fiscal 2005 and the impact of SFAS 123R overall, educational services expense as a percentage of revenue decreased approximately 290 basis points to 59.3% in the first nine months of fiscal 2006 from 62.2% in the first nine months of fiscal 2005. This decrease is attributable primarily to leverage on our personnel and facilities expenses, which decreased as a percentage of revenue. Bad debt expense was 60 basis points lower as a percentage of revenue compared to the prior year due to a continued strength in accounts receivable collections and by increases in alternative loans received by our students which is used to pay tuition. These private loans are made to our students by financial institutions and are non-recourse to the institution. The use of these loans by our students results in the reduction of student receivable balances. Other components of educational services decreased as a percentage of revenue, including travel, telecommunications, consulting and other operating expenses as a result of cost control efforts.

For the first nine months of 2006, compensation expense related to share-based plans was $17.3 million compared to $0.8 million in the first nine months of fiscal 2005. Had we accounted for share-based compensation under the SFAS 123R fair value expense method in the comparable fiscal 2005 period, we would have recorded an additional $20.3 million in compensation expense.

General and administrative expense was $190.7 million for the first nine months of fiscal 2006, an increase of 27.9% from $149.0 million in the prior year period. The increase was primarily due to higher advertising, compensation (including SFAS 123R expense), telecommunications expenses and deal expenses. As a percentage of net revenue, general and administrative expense increased approximately 220 basis points over the prior period. This was primarily due to share-based compensation expense, which was $11.9 million in the first nine months of fiscal 2006 compared to $0.8 million in fiscal 2005. Also contributing to the increase as a percentage of revenue were advertising expense, which increased approximately 100 basis points, and transaction costs of $4.9 million associated with the proposed acquisition of the Company. These increases were offset by decreases in telecommunications, audit, travel and other operating expenses as a percentage of revenue.

Amortization of intangibles decreased $1.6 million to $3.5 million in the first nine months of fiscal 2006, as compared to $5.1 million in the first nine months of fiscal 2005. The decrease was due to certain intangible assets becoming fully amortized, partially offset by higher amortization expense for deferred software costs related to online curriculum.

Income before interest and taxes, or operating income, increased by $28.1 million to $163.1 million in the first nine months of fiscal 2006 from $135.0 million in the prior year period. The corresponding margin increased approximately 90 basis points to 18.6% for the first nine months of the fiscal year as compared to 17.7% for the prior year due to the factors described above.

Net interest income was $4.3 million in the first nine months of fiscal 2006 as compared to expense of $0.7 million in the comparable year ago period. The increase in net interest income was due to higher investment balances and more favorable rates on short-term investments in the nine months of fiscal 2006, partially offset by amortization of $0.3 million in fees paid in connection with securing the revolving credit agreement and interest expense on mortgage indebtedness at two of our schools. The prior period expense was a result of higher borrowing levels during the period and lower overall cash balances.

Our effective tax rate for the first nine months of fiscal 2006 was 39.1%, as compared to 39.0% in the comparable period in the prior fiscal year. The effective tax rate for fiscal 2005 was 39.8%. The slight decrease in the year-to-date rate as compared to the prior year was primarily due to the reversal in fiscal 2006 of deferred state tax liabilities that resulted from Ohio’s adoption of a gross receipts based tax in place of its corporate income tax, the favorable impact of certain state tax credits, and the reversal of valuation allowances against a portion of the Company’s deferred tax assets related to Canadian net operating loss carryforwards, which were offset by non-deductible transaction costs related to the acquisition of the Company by a private equity group.

Net income increased by $20.0 million to $101.9 million in the first nine months of fiscal 2006 from $82.0 million the year ago period. The increase is attributable to improved results from operations, interest income and a lower effective tax rate, offset by $17.3 million in share based payment expense recognized in the first nine months of 2006. This compares to $0.5 million in share based payment expense recorded in the comparable year ago period due to a restricted stock award.

Liquidity and Funds of Capital Resources

Our primary source of cash is tuition collected from our students. We finance our operating activities primarily from cash generated from operations. Acquisitions have historically been financed through cash generated from operations as well as borrowing on our revolving credit facility. We believe that cash flow from operations, supplemented from time to time with borrowings under the revolving credit agreement, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service during the next twelve months.

Cash generated from operations for the first nine months of fiscal 2006 was $321.7 million, an increase of $65.1 million over the same period in fiscal 2005. Higher cash flow compared to the prior year was due to growth in net income before non-cash expenses, and positive working capital changes. For the period from June 30, 2005 to March 31, 2006, net working capital changes resulted in cash of $83.2 million. This was due to an increase of $115.5 million in advance payment activity, which is primarily the result of the timing of the receipt of financial aid funds in advance of the spring academic quarter for the Art Institutes. Also, strong collections on accounts receivable from students and the movement from a prepaid tax position to a tax payable position provided a source of cash, and was offset by the payment of $62.0 million on our revolver outstanding at June 30, 2005.

Changes in working capital contributed $71.3 million to cash flow from operating activities compared to the year ago period. Better collections on receivables resulted in $18.5 million in the growth of cash flow compared to the prior period. Non-cash expenses were higher compared to the prior year period due to the expensing of share-based compensation beginning in July 1, 2005, and higher depreciation and amortization expense.

Advance payments represent deposits received for academic terms that have not begun at the date of the balance sheet. These amounts fluctuate significantly at the end of each quarter due to the timing of the beginning of the academic starts in relation to the start of a fiscal quarter. A primary component of advance payments are federal financial aid receipts that are permitted to be received within the 10 days before the start of classes.

Days sales outstanding (DSO) in receivables decreased to 12.0 days at March 31, 2006 from 17.9 days at March 31, 2005. We calculate DSO by dividing net accounts receivable by average daily revenue for the preceding quarter. Quarterly average daily revenue is determined by taking the total revenue for a quarter and dividing by the number of days in a quarter. The decrease in DSO was primarily due to better collections along with greater use of third party loans by our students. As a means of controlling our credit risk, we have established alternative loan programs with student loan lenders. These programs, which are non-recourse to us, help bridge the funding gap created by tuition rates that rise faster than financial aid sources. We believe that these loans are attractive to our students because they provide for repayment post-graduation and are available to borrowers with lower than average credit ratings.

Capital expenditures were $48.9 million or 5.5% of revenue for the first nine months fiscal 2006, compared to $53.5 million, or 7.0% of revenue in the year ago period. The $53.5 million in capital expenditures for the nine months ended March 31, 2005 is after giving effect for the cumulative accounting adjustment made in March 2005 related to $14.6 million of landlord reimbursement for leasehold improvements. These reimbursement were reflected as an increase to cash flows from operations and an offsetting decrease to cash flows from investing activities as presented in the statement of cash flows for the nine months ended March 31, 2005. The reduction of capital expenditures as a percentage of revenue was due to decreased spending resulting from delays and deferrals in the commencement of capital projects as well as our continued improvement in capital efficiency. The fiscal 2006 capital expenditures include investments in schools acquired or started during the previous several years and schools added in fiscal 2006, continued expansion and improvements to other facilities, additional or replacement school and housing facilities, and classroom and administrative technology.

Our amended and restated revolving credit facility allows for borrowings up to $250 million and expires August 18, 2008. The agreement contains customary covenants that, among other matters, require us to meet specified financial ratios, restrict the repurchase of Common Stock and limit the incurrence of additional indebtedness. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At March 31, 2006, we had no borrowings outstanding under this facility and were in compliance with all covenants under the agreement. Our availability of borrowings under the revolving credit agreement was approximately $247 million at March 31, 2006. The revolving credit agreement allows us to guarantee up to $5 million of student debt per fiscal year.

We lease most of our facilities and anticipate that future commitments on existing leases will be paid from cash provided from operating activities. We also expect to extend the terms of leases that will expire or enter into similar long term commitments for comparable space. We guarantee a significant portion of real estate lease obligations for our subsidiaries.

We paid off a mortgage on the building occupied by Western State University College of Law in March of fiscal 2006, which resulted in approximately $3.3 million in principal payments in the nine months ended March 31, 2006.

The following table describes our commitments at March 31, 2006 under various contracts and agreements (in thousands):

	Total amounts committed	Payments due by period
		(remaining in) 2006	2007-2008	2009-2010	2011- Thereafter
Line of credit borrowings	$—	$—	$—	$—	$—
Standby letters of credit (1)	2,711	—	—	—	—
Operating leases	459,830	18,618	127,938	104,384	208,890
Capital leases	3,058	1,225	1,833	—	—
Unconditional purchase obligations	14,833	4,118	9,284	984	447
Mortgage debt of consolidated entities	1,864	43	373	436	1,012

Total commitments	$482,296	$24,004	$139,428	$105,804	$210,349

(1)	We do not anticipate these letters of credit will be drawn on.

(2)	We have various contractual obligations that extend through 2010 for services.

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

ITEM 4 – CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of March 31, 2006, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, conducted by our Chief Executive Officer and Chief Financial Officer, that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 4, 2006

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