Form 10-Q
period 2009-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2009-11-10
CIK 880059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 001-34466

EDUCATION MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1119571 (I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA, 33rd Floor (Address of principal executive offices)	15222 (Zip Code)

Registrant’s telephone number, including area code: (412) 562-0900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

As of November 10, 2009, 142,786,364 shares of the registrant’s common stock were outstanding.

INDEX

			PAGE

PART I — FINANCIAL INFORMATION
ITEM 1	—	FINANCIAL STATEMENTS	2
ITEM 2	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3	—	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4	—	CONTROLS AND PROCEDURES	29

PART II — OTHER INFORMATION
ITEM 1		LEGAL PROCEEDINGS	30
ITEM 1A		RISK FACTORS	30
ITEM 2		UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3		DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4		SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	30
ITEM 5		OTHER INFORMATION	30
ITEM 6	—	EXHIBITS INDEX	30
SIGNATURES			31
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,	September 30,
	2009	2009	2008
	(Unaudited)		(Unaudited)
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$422,867	$363,318	$390,545
Restricted cash	39,187	10,372	27,637

Total cash, cash equivalents and restricted cash	462,054	373,690	418,182

Receivables, net of allowances of $95,461, $83,691 and $61,045	109,854	122,272	95,407
Notes, advances and other	24,006	13,678	31,875
Inventories	14,090	9,355	11,135
Deferred income taxes	45,164	45,164	25,739
Prepaid income taxes	—	—	4,016
Other current assets	36,399	30,163	34,843

Total current assets	691,567	594,322	621,197

Property and equipment, net	593,894	580,965	521,242
Other long-term assets	64,361	58,945	59,653
Intangible assets, net	470,783	471,882	480,373
Goodwill	2,579,131	2,579,131	2,585,581

Total assets	$4,399,736	$4,285,245	$4,268,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,490	$12,622	$12,854
Revolving credit facility	—	100,000	180,000
Accounts payable	43,695	53,516	54,100
Accrued liabilities	167,883	163,485	130,052
Accrued income taxes	9,767	5,015	—
Unearned tuition	143,735	118,741	106,818
Advance payments	237,310	67,020	155,361

Total current liabilities	614,880	520,399	639,185

Long-term debt, less current portion	1,872,951	1,876,021	1,885,357
Deferred income taxes	185,005	187,583	185,085
Deferred rent	128,357	123,656	97,298
Other long-term liabilities	95,600	91,933	73,043
Shareholders’ equity:
Common stock, par value $0.01 per share; 600,000,000 shares authorized; 119,770,277 issued and outstanding at September 30, 2009 and June 30, 2009 and 119,769,082 issued and outstanding at September 30, 2008	1,198	1,198	1,198
Additional paid-in capital	1,338,316	1,338,316	1,338,302
Retained earnings	197,529	181,767	74,060
Accumulated other comprehensive loss	(34,100)	(35,628)	(25,482)

Total shareholders’ equity	1,502,943	1,485,653	1,388,078

Total liabilities and shareholders’ equity	$4,399,736	$4,285,245	$4,268,046

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended September 30,
	2009	2008
	(Unaudited)
	(Dollars in thousands except per share amounts)

Net revenues	$534,399	$434,228
Costs and expenses:
Educational services	295,713	253,512
General and administrative	148,107	121,359
Depreciation and amortization	28,827	26,604

Total costs and expenses	472,647	401,475

Income before interest and income taxes	61,752	32,753
Interest expense, net	36,329	38,159

Income (loss) before income taxes	25,423	(5,406)
Provision for (benefit from) income taxes	9,661	(2,103)

Net income (loss)	$15,762	$(3,303)

Earnings (loss) per share:
Basic	$0.13	$(0.03)
Diluted	$0.13	$(0.03)
Weighted average number of shares outstanding:
Basic	119,770	119,769
Diluted	119,770	119,769

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended September 30,
	2009	2008
	(Unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$15,762	$(3,303)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization on property and equipment	26,420	22,128
Amortization of intangible assets	2,407	4,476
Amortization of debt issuance costs	2,033	1,923
Reimbursements for tenant improvements	3,232	1,797
Non-cash adjustments in deferred rent	914	(605)
Changes in assets and liabilities:
Restricted cash	(28,815)	(13,815)
Receivables	12,418	(8,985)
Inventories	(4,714)	(2,667)
Other assets	(18,969)	(18,627)
Accounts payable	(1,760)	5,765
Accrued liabilities	(3,373)	(12,081)
Unearned tuition	24,994	37,975
Advance payments	170,034	94,708

Total adjustments	184,821	111,992

Net cash flows provided by operating activities	200,583	108,689

Cash flows from investing activities:
Expenditures for long-lived assets	(33,238)	(50,789)
Reimbursements for tenant improvements	(3,232)	(1,797)

Net cash flows used in investing activities	(36,470)	(52,586)

Cash flows from financing activities:
Borrowings on revolving credit facility	—	180,000
Payments on revolving credit facility	(100,000)	(120,000)
Payments of debt	(3,202)	(3,234)
Debt issuance costs	(1,320)	—

Net cash flows provided by (used in) financing activities	(104,522)	56,766
Effect of exchange rate changes on cash and cash equivalents	(42)	268

Net change in cash and cash equivalents	59,549	113,137
Cash and cash equivalents, beginning of period	363,318	277,408

Cash and cash equivalents, end of period	$422,867	$390,545

Cash paid during the period for:
Interest (including swap settlement)	$15,592	$19,116
Income taxes	7,161	14,634

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common	Additional		Other
	Stock at Par	Paid-in	Retained	Comprehensive
	Value	Capital	Earnings	Loss		Total
	(Dollars in thousands)

Balance, June 30, 2008	$1,198	$1,338,302	$77,362	$(24,685)		$1,392,177

Comprehensive income:
Net income	—	—	104,405	—		104,405
Foreign currency translation	—	—	—	(1,147)		(1,147)
Unrealized loss on interest rate swaps, net of tax benefit of $5,709	—	—	—	(9,796)		(9,796)

Comprehensive income						93,462 (a)

Other	—	14	—	—		14

Balance, June 30, 2009 (Unaudited)	1,198	1,338,316	181,767	(35,628	)(b)	1,485,653

Comprehensive income:
Net income	—	—	15,762	—		15,762
Foreign currency translation	—	—	—	597		597
Unrealized gain on interest rate swaps, net of tax expense of $481	—	—	—	931		931

Comprehensive income						17,290

Balance, September 30, 2009	$1,198	$1,338,316	$197,529	$(34,100	)(b)	$1,502,943

(a)	During the three months ended September 30, 2008, other comprehensive loss consisted of a $0.8 million unrealized loss on interest rate swaps, net of tax expense, and less than a $0.1 million foreign currency translation gain.

(b)	The balance in accumulated other comprehensive loss at September 30, 2009, June 30, 2009 and September 30, 2008 is comprised of $33.3 million, $34.2 million and $25.2 million of unrealized net losses on interest rate swaps, net of tax expense, respectively and $0.8 million, $1.4 million and $0.3 million of cumulative foreign currency translation losses, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management Corporation and its subsidiaries (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2009 and 2008, and the statements of operations and cash flows for the three months ended September 30, 2009 and 2008. The statements of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s prospectus dated October 1, 2009 for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2009 has been derived from the consolidated audited balance sheet included in the prospectus dated October 1, 2009 as filed with the SEC.

On September 30, 2009, the Company’s Board of Directors declared a 4.4737 for one split of the Company’s common stock, which was paid in the form of a stock dividend on September 30, 2009. In connection with this stock split, the Company amended and restated its articles of incorporation to, among other things, increase the Company’s number of authorized shares of common stock. The stock split resulted in the issuance of approximately 93.0 million additional shares of common stock, affected the number of stock options outstanding and exercisable in all periods presented, changed earnings per share information and resulted in a reclassification of $0.9 million from additional paid-in capital to common stock on the accompanying consolidated balance sheets. All information presented in the accompanying consolidated financial statements and related notes has been adjusted to reflect the Company’s amended and restated articles of incorporation and stock split.

The Company performed an evaluation of subsequent events through November 10, 2009, the date the financial statements were issued.

In November 2009, the Company guaranteed the indebtedness of Education Management LLC (“EM LLC”) and Education Management Finance Corp. under the 8.75% senior notes due 2014 (“the Senior Notes”) and 10.25% senior subordinated notes due 2016 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”).

Nature of operations

The Company is among the largest providers of post-secondary education in North America, with approximately 136,000 active students as of October 2009. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Ownership

On June 1, 2006, the Company was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into the Company, with the Company surviving the merger (the “Transaction”). Pursuant to the terms of the merger agreement, all

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares of the Company’s common stock were cancelled in exchange for $43.00 per share in cash. The Sponsors, together with certain other investors, became the owners of the Company.

The acquisition of the Company was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by EM LLC and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of the Notes.

Seasonality

The Company’s quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments at its schools. The seasonality of the Company’s business has decreased over the last several years due to an increase in the percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The Company’s first fiscal quarter is typically its lowest revenue recognition quarter due to student vacations.

Reclassifications

Certain reclassifications of September 30, 2008 data have been made to conform to the September 30, 2009 presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162”. All existing accounting standard documents are superseded by the Codification, which does not change or alter existing GAAP. Since the Company adopted SFAS No. 168 in the first quarter of fiscal 2010, any references to GAAP included in the Company’s historical public filings with the SEC are no longer included in the Company’s filings. The adoption of SFAS No. 168 had no impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period, while diluted EPS is calculated to reflect the potential dilution related to time-based and performance-based stock options. The Company uses the treasury stock method to compute diluted EPS.

Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months
	Ended September 30,
	2009	2008

Net income (loss)	$15,762	$(3,303)
Weighted average number of shares outstanding
Basic	119,770	119,769
Effect of stock options	—	—

Diluted	119,770	119,769
Earnings (loss) per share:
Basic	$0.13	$(0.03)
Diluted	$0.13	$(0.03)

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All stock options for all periods presented were contingently issuable. None of the thresholds that would cause share dilution were met, and therefore none of the Company’s outstanding stock options during the periods presented were dilutive.

4.	SHARE-BASED PAYMENT

In October 2009, the Company completed an initial public offering of its common stock. See Note 15 for details surrounding that event’s effect on the financial statements in the quarter ended December 31, 2009.

2006 Stock Option Plan

In August 2006, the Company’s board of directors approved the 2006 Stock Option Plan (the “Option Plan”), which authorized equity awards to be granted for up to approximately 6.1 million shares of the Company’s common stock. The Option Plan was amended during fiscal 2007 to increase the number of available shares to approximately 8.3 million. Under the Option Plan, certain employees of the Company have been granted a combination of time-based and performance-based options to purchase the Company’s common stock. Both types of grants are subject to certain conditions defined in the Option Plan and in the Company’s Amended and Restated Shareholders’ Agreement that must be met in order for the participants to receive fair market value for their options.

The Amended and Restated Shareholders’ Agreement contains a call right that gives the Company the option, not obligation, to repurchase shares issued pursuant to the exercise of stock options to employees who terminate employment with the Company. The purchase price of the Company’s call option depends on the circumstances under which an employee terminates employment with the Company. If a participant in the Option Plan were to terminate employment, the Company’s exercise of a repurchase right under the Amended and Restated Shareholders’ Agreement on shares received by the former employee through the exercise of stock options may require equity awards to be expensed in the Company’s statement of operations in the period in which the termination occurs.

Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in the Company by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). Time-based and performance-based options also generally vest upon a change in control or realization event, as defined in the Amended and Restated Shareholders Agreement, subject to certain conditions, and generally expire ten years from the date of grant. At September 30, 2009, the Company considered the conditions entitling the option holders to fair value for their shares to be less than probable, and as such compensation expense on the grants is not recognized until one of the conditions entitling option holders to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to any options granted since the Transaction, including during the three month periods ended September 30, 2009 or 2008. The total amount of unrecognized compensation cost over the vesting periods of all options, net of expected forfeitures, is $35.7 million at September 30, 2009. See Note 15 for additional details surrounding the completion of the initial public offering in October 2009.

Long Term Incentive Compensation Plan

In fiscal 2007, the Company adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to the Principal Shareholders in connection with a change in control of the Company. Out of a total of 1,000,000 units authorized, approximately 832,000 units were outstanding under the LTIC Plan at September 30, 2009. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, the LTIC Plan is accounted for as a liability-based plan, due to the fact that the units must be settled in cash if a realization event were to occur prior to an initial public offering by the Company. See Note 15 for additional details surrounding the completion of the initial public offering in October 2009.

Omnibus Long-Term Incentive Plan

In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan, which became effective upon the effectiveness of the initial public offering further described in Note 15. Approximately 6.4 million shares of additional common stock have been reserved for issuance under the Plan, which may be used to issue stock options, stock-option appreciation rights, restricted stock and restricted stock units.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

Asset Class	September 30, 2009	June 30, 2009	September 30, 2008

Land	$17,808	$17,805	$17,805
Buildings and improvements	74,392	74,171	73,520
Leasehold improvements and capitalized lease costs	355,414	329,449	276,021
Furniture and equipment	99,607	97,783	88,457
Technology and other equipment	178,051	170,818	144,272
Software	46,595	45,651	35,157
Library books	30,977	29,778	25,598
Construction in progress	53,095	43,470	37,525

Total	855,939	808,925	698,355
Less accumulated depreciation	262,045	227,960	177,113
Property and equipment, net	$593,894	$580,965	$521,242

Depreciation and amortization expense on property and equipment was $26.4 million and $22.1 million, respectively, for the three months ended September 30, 2009 and 2008.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. Goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its tangible and identifiable intangible assets. This is evidenced by the excess of the amount paid to acquire the Company over the values of these respective assets.

The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each fiscal year. During interim periods, the Company reviews forecasts, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the quarter ended September 30, 2009, the Company identified no such triggering events, and as a result, no impairments were recorded.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	September 30, 2009		June 30, 2009		September 30, 2008
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization

Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(1,111)	3,000	(1,028)	3,000	(778)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	29,258	(14,802)	27,974	(13,520)	24,209	(10,175)
Student contracts, applications and relationships	39,511	(32,881)	39,511	(32,479)	39,511	(25,860)
Favorable leases and other	16,400	(10,771)	16,351	(10,106)	16,390	(8,103)

Total intangible assets	$530,348	$(59,565)	$529,015	$(57,133)	$525,289	$(44,916)

State licenses and accreditations of the Company’s schools as well as their eligibility for Title IV program participation are periodically renewed in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. The Company considers these renewal processes to be a routine aspect of the overall business and assigned these assets indefinite lives.

Tradenames are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes. However, the Argosy tradename was assigned a finite life at the date of the Transaction due to the potential for that tradename to be eliminated. As such, the same life was assigned to that asset, nine years, as was assigned to its existing student relationship’s economic life.

Amortization of intangible assets for the three months ended September 30, 2009 and 2008 was $2.4 million and $4.5 million, respectively.

Total estimated amortization on the Company’s existing intangible assets at September 30, 2009 for each of the years ending June 30, 2010 through 2014 and thereafter is as follows (in thousands):

Amortization
Fiscal Years	Expense

2010 (remainder)	$6,195
2011	7,618
2012	6,553
2013	4,205
2014	2,437
Thereafter	1,596

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following amounts (in thousands):

	September 30, 2009	June 30, 2009	September 30, 2008

Payroll and related taxes	$39,411	$77,894	$28,545
Capital expenditures	18,945	8,032	14,361
Advertising	28,893	25,192	19,988
Interest	33,192	13,878	29,302
Benefits	9,821	8,597	9,070
Other	37,621	29,892	28,786

Total accrued liabilities	$167,883	$163,485	$130,052

8.	SHORT-TERM AND LONG-TERM DEBT

In August 2009, EM LLC signed an agreement to increase capacity on its revolving credit facility from $322.5 million to $388.5 million and to add two letter of credit issuing banks. The addition of issuing banks increased amounts available for letters of credit from $175.0 million to $375.0 million. The agreement also outlined terms under which the revolving credit facility could be increased by up to another $54.0 million once the Company completed a qualifying initial public offering under the terms of the senior credit facility. See Note 15 for additional detail with respect to the increase in the size of the revolving credit facility.

Short-Term Debt:

No borrowings were outstanding at September 30, 2009 under the $388.5 million credit facility. At June 30, 2009 and September 30, 2008, $100.0 million and $180.0 million, respectively, were outstanding. The interest rates on outstanding borrowings on the revolving credit facility at June 30, 2009 and September 30, 2008 were 3.75% and 4.50%, respectively, which equals prime plus a margin of 0.50% at June 30, 2009 and LIBOR plus a margin of 1.75% at September 30, 2008. The applicable margin for borrowings under the revolving credit facility changes based on certain leverage ratios. EM LLC is obligated to pay a 0.375% rate per annum commitment fee on undrawn amounts under the revolving credit facility, which also varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described in — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.

EM LLC had outstanding letters of credit of $137.3 million at September 30, 2009. The U.S. Department of Education requires the Company to maintain a $120.5 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The outstanding letters of credit reduced availability of borrowings under the revolving credit facility, leaving $251.2 million of available borrowings at September 30, 2009.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt:

The Company’s long-term debt consisted of the following amounts (in thousands):

	September 30, 2009	June 30, 2009	September 30, 2008

Senior secured term loan facility, due 2013	$1,123,865	$1,126,827	$1,135,715
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	385,000	385,000	385,000
Capital leases	437	622	1,143
Mortgage debt of consolidated entity	1,139	1,194	1,353

Total debt	1,885,441	1,888,643	1,898,211
Less current portion	12,490	12,622	12,854

Total long term debt, less current portion	$1,872,951	$1,876,021	$1,885,357

The interest rate on the senior secured term loan facility, which equals LIBOR plus a margin spread of 1.75%, was 2.1% at September 30, 2009, 2.4% at June 30, 2009 and 5.6% at September 30, 2008. See Note 15 for additional detail with respect to the purchase and cancellation of the senior subordinated notes due 2016 in October 2009.

9.	DERIVATIVE INSTRUMENTS

EM LLC utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Currently, EM LLC has two five-year interest rate swaps outstanding through July 1, 2011, each for a notional amount of $375.0 million. The interest rate swaps effectively convert a portion of the variable interest rate on the senior secured term loan to a fixed rate. EM LLC receives payments based on the three-month LIBOR and makes payments based on a fixed rate of 5.4%.

The fair value of the interest rate swaps was $53.0 million, $54.4 million and $40.2 million at September 30, 2009, June 30, 2009 and September 30, 2008, respectively, which was recorded in other long-term liabilities on the consolidated balance sheet. The Company recorded an unrealized after-tax gain/(loss) of $0.9 million and $(0.8) million for the three months ended September 30, 2009 and 2008, respectively, in other comprehensive loss related to the change in market value of the swap agreements. Additionally, at September 30, 2009, there was a cumulative unrealized loss of $33.3 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements. During the three months ended September 30, 2009, the Company reclassified $5.7 million from accumulated other comprehensive loss to the consolidated statement of operations, all of which was paid due to normal quarterly settlements of the interest rate swaps. Over the next twelve months, the Company estimates approximately $22.6 million will be reclassified to the consolidated statement of operations based on current interest rates and underlying debt obligations at September 30, 2009.

The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable, including obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	September 30, 2009		June 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value

Interest rate swap liabilities	$53,009	$53,009	$54,421	$54,421	$40,169	$40,169
Variable rate debt	1,123,865	1,073,291	1,126,827	1,031,047	1,135,715	988,072
Fixed rate debt	761,576	825,345	761,816	738,916	762,496	515,246

The fair values of cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values. This is due to the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9. The fair values of the Company’s debt instruments are generally determined based on each instrument’s trading value at the dates presented. However, as described in Note 15, a portion of the Senior Subordinated Notes was purchased and cancelled by EM LLC in October 2009 at a higher premium than its trading value at September 30, 2009. As such, the Company has disclosed this higher fair value on the portion of the Senior Subordinated Notes that was purchased and cancelled at September 30, 2009.

11.	INCOME TAXES

The Company accounts for income taxes by the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. The Company regularly evaluates deferred income tax assets for recoverability and records a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized.

The Company’s effective tax rate was 38.0% for the quarter ended September 30, 2009 and 38.9% for the quarter ended September 30, 2008. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.

There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2009.

12.	CONTINGENCIES

In August 2009, a complaint was filed in the District Court for Dallas County, Texas against Argosy University, Education Management Corporation and Marilyn Powell-Kissinger, former President of the Dallas campus of Argosy University. The plaintiffs in the litigation are 15 former students who were enrolled in the Clinical Psychology doctoral program at the Argosy University Dallas campus. The complaint alleges that, prior to the plaintiffs’ enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation, American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs’ career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division, alleging that defendant Powell-Kissinger was improperly joined to the action. In October 2009, the plaintiffs filed a motion to remand the case to

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state court and, in November 2009, filed a motion for leave to file an amended complaint. The amended complaint added an additional plaintiff, among other things.

In August 2008, the Company introduced the Education Finance Loan program with a private lender, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchases loans that are originated by a private lender. As of September 30, 2009, the Company is committed to purchase $66.2 million of loans during fiscal 2010 and 2011.

In June 2007, The New England Institute of Art (NEIA) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.

The Art Institute of Portland and the Company’s schools located in Illinois have received requests for information from the Attorney General of their respective states addressing the relationships between the schools and providers of loans to students attending the schools. The Company has responded to the requests for information and intends to fully cooperate with the Attorneys General in their investigations.

In addition to the matters described above, the Company is a defendant in certain legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13.	RELATED PARTY TRANSACTIONS

In September 2009, South University, LLC a wholly-owned subsidiary of the Company, renewed a long term leasing arrangement of two buildings from two separate entities owned by John T. South, who is one of the Company’s executive officers. Annual rent payments under this lease, which begins June 1, 2010, will approximate $2.2 million.

In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay the Sponsors advisory fees of $5.0 million annually. Other current assets includes $1.3 million at September 30, 2009 and 2008 and $2.5 million at June 30, 2009 relating to these prepaid advisory fees and general and administrative expense includes $1.3 million in each of the three-month periods ended September 30, 2009 and 2008. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. See Note 15 for additional details.

In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 9.

14.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

On June 1, 2006, in connection with the Transaction, EM LLC and Education Management Finance Corp. issued the Notes, which are fully and unconditionally guaranteed by all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school or has been formed for such purposes and subsidiaries that have no material assets (collectively, the “Guarantors”). All other subsidiaries of EM LLC, either direct or indirect, do not guarantee the (“Non-Guarantors”).

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2009, the Company guaranteed the Notes. The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, Parent (EDMC) and Eliminations as of September 30, 2009, June 30, 2009 and September 30, 2008. The results of operations for the three month periods ended September 30, 2009 and 2008 and the condensed statements of cash flows for the three-month periods ended September 30, 2009 and 2008 are presented for the EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, Parent (EDMC) and Eliminations.

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2009

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
	(In thousands)

ASSETS
Current:
Cash and cash equivalents	$364,623	$1,119	$15,353	$—	$381,095	$41,772	$—	$422,867
Restricted cash	740	—	38,447	—	39,187	—	—	39,187
Notes, advances and trade receivables, net	76	70	133,711	—	133,857	3	—	133,860
Inventories	—	—	14,090	—	14,090	—	—	14,090
Other current assets	24,593	881	56,089	—	81,563	—	—	81,563

Total current assets	390,032	2,070	257,690	—	649,792	41,775	—	691,567

Property and equipment, net	49,754	6,526	537,614	—	593,894	—	—	593,894
Intangible assets, net	3,044	70	467,669	—	470,783	—	—	470,783
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,418,969	(26,225)	(1,392,744)	—	—	—	—
Other long-term assets	49,149	9,814	5,880	—	64,843	(482)	—	64,361
Investment in subsidiaries	1,625,183	—	—	(1,625,183)	—	1,461,834	(1,461,834)	—

Total assets	$3,543,459	$(7,745)	$2,447,912	$(1,625,183)	$4,358,443	$1,503,127	$(1,461,834)	$4,399,736

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current:
Current portion of long-term debt	$11,912	$—	$578	$—	$12,490	$—	$—	$12,490
Accounts payable, accrued and other current liabilities	121,399	2,489	478,318	—	602,206	184	—	602,390

Total current liabilities	133,311	2,489	478,896	—	614,696	184	—	614,880

Long-term debt, less current portion	1,871,958	—	993	—	1,872,951	—	—	1,872,951
Other long-term liabilities	91,974	8,259	123,724	—	223,957	—	—	223,957
Deferred income taxes	(15,618)	(5,986)	206,609	—	185,005	—	—	185,005

Total liabilities	2,081,625	4,762	810,222	—	2,896,609	184	—	2,896,793

Total shareholders’ equity (deficit)	1,461,834	(12,507)	1,637,690	(1,625,183)	1,461,834	1,502,943	(1,461,834)	1,502,943

Total liabilities and shareholders’ equity (deficit)	$3,543,459	$(7,745)	$2,447,912	$(1,625,183)	$4,358,443	$1,503,127	$(1,461,834)	$4,399,736

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2009

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
	(In thousands)

ASSETS
Current:
Cash and cash equivalents	$15,789	$481	$305,287	$—	$321,557	$41,761	$—	$363,318
Restricted cash	789	—	9,583	—	10,372	—	—	10,372
Notes, advances and trade receivables, net	172	35	135,738	—	135,945	5	—	135,950
Inventories	—	—	9,355	—	9,355	—	—	9,355
Other current assets	19,378	1,213	54,736	—	75,327	—	—	75,327

Total current assets	36,128	1,729	514,699	—	552,556	41,766	—	594,322

Property and equipment, net	52,537	6,137	522,291	—	580,965	—	—	580,965
Intangible assets, net	3,119	61	468,702	—	471,882	—	—	471,882
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,883,346	(20,819)	(1,862,527)	—	—	—	—	—
Other long-term assets	48,447	9,764	1,178	—	59,389	(444)		58,945
Investment in subsidiaries	1,590,364	—	—	(1,590,364)	—	1,444,515	(1,444,515)	—

Total assets	$3,621,269	$(3,128)	$2,216,146	$(1,590,364)	$4,243,923	$1,485,837	$(1,444,515)	$4,285,245

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current:
Current portion of long-term debt	$111,911	$—	$711	$—	$112,622	$—	$—	$112,622
Accounts payable, accrued and other current liabilities	114,771	4,739	288,082	—	407,592	185	—	407,777

Total current liabilities	226,682	4,739	288,793	—	520,214	185	—	520,399

Long-term debt, less current portion	1,874,921	—	1,100	—	1,876,021	—	—	1,876,021
Other long-term liabilities	91,138	4,649	119,803	—	215,590	(1)	—	215,589
Deferred income taxes	(15,987)	72	203,498	—	187,583	—	—	187,583

Total liabilities	2,176,754	9,460	613,194	—	2,799,408	184	—	2,799,592

Total shareholders’ equity (deficit)	1,444,515	(12,588)	1,602,952	(1,590,364)	1,444,515	1,485,653	(1,444,515)	1,485,653

Total liabilities and shareholders’ equity (deficit)	$3,621,269	$(3,128)	$2,216,146	$(1,590,364)	$4,243,923	$1,485,837	$(1,444,515)	$4,285,245

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2008

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
	(In thousands)

ASSETS
Current:
Cash and cash equivalents	$344,878	$104	$4,008	$—	$348,990	$41,555	$—	$390,545
Restricted cash	899	—	26,738	—	27,637	—	—	27,637
Notes, advances and trade receivables, net	491	61	126,692	—	127,244	38	—	127,282
Inventories	—	—	11,135	—	11,135	—	—	11,135
Other current assets	12,545	568	51,670	—	64,783	(185)	—	64,598

Total current assets	358,813	733	220,243	—	579,789	41,408	—	621,197

Property and equipment, net	47,735	5,884	467,623	—	521,242	—	—	521,242
Intangible assets, net	3,409	65	476,899	—	480,373	—	—	480,373
Goodwill	8,075	—	2,577,506	—	2,585,581	—	—	2,585,581
Intercompany balances	1,719,187	(15,747)	(1,703,440)	—	—	—	—	—
Other long-term assets	54,436	—	5,559	—	59,995	(342)	—	59,653
Investment in subsidiaries	1,411,226	—	—	(1,411,226)	—	1,347,012	(1,347,012)	—

Total assets	$3,602,881	$(9,065)	$2,044,390	$(1,411,226)	$4,226,980	$1,388,078	$(1,347,012)	$4,268,046

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current:
Current portion of long-term debt	$191,913	$—	$941	$—	$192,854	$—	$—	$192,854
Accounts payable, accrued and other current liabilities	102,085	2,140	342,106	—	446,331	—	—	446,331

Total current liabilities	293,998	2,140	343,047	—	639,185	—	—	639,185

Long-term debt, less current portion	1,883,827	—	1,530	—	1,885,357	—	—	1,885,357
Other long-term liabilities	77,561	45	92,735	—	170,341	—	—	170,341
Deferred income taxes	483	72	184,530	—	185,085	—	—	185,085

Total liabilities	2,255,869	2,257	621,842	—	2,879,968	—	—	2,879,968

Total shareholders’ equity (deficit)	1,347,012	(11,322)	1,422,548	(1,411,226)	1,347,012	1,388,078	(1,347,012)	1,388,078

Total liabilities and shareholders’ equity (deficit)	$3,602,881	$(9,065)	$2,044,390	$(1,411,226)	$4,226,980	$1,388,078	$(1,347,012)	$4,268,046

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$(205)	$534,604	$—	$534,399	$—	$—	$534,399
Costs and expenses:
Educational services	9,498	(526)	286,741	—	295,713	—	—	295,713
General and administrative	(19,191)	420	166,822	—	148,051	56	—	148,107
Depreciation and amortization	4,472	63	24,292	—	28,827	—	—	28,827

Total costs and expenses	(5,221)	(43)	477,855	—	472,591	56	—	472,647

Income (loss) before interest and income taxes	5,221	(162)	56,749	—	61,808	(56)	—	61,752
Interest expense, net	35,911	(293)	720	—	36,338	(9)	—	36,329
Equity in earnings of subsidiaries	(34,819)	—	—	34,819	—	(15,791)	15,791	—

Income (loss) before income taxes	4,129	131	56,029	(34,819)	25,470	15,744	(15,791)	25,423
Provision for (benefit from) income taxes	(11,662)	50	21,291	—	9,679	(18)	—	9,661

Net income (loss)	$15,791	$81	$34,738	$(34,819)	$15,791	$15,762	$(15,791)	$15,762

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
	(In thousands)

Net revenues	$—	$3,328	$430,900	$—	$434,228	$—	$—	$434,228
Costs and expenses:
Educational services	11,146	2,360	240,006	—	253,512	—	—	253,512
General and administrative	(14,645)	772	135,175	—	121,302	57	—	121,359
Depreciation and amortization	3,720	—	22,884	—	26,604	—	—	26,604

Total costs and expenses	221	3,132	398,065	—	401,418	57	—	401,475

			—
Income (loss) before interest and income taxes	(221)	196	32,835	—	32,810	(57)	—	32,753
Interest expense, net	37,587	—	733	—	38,320	(161)	—	38,159
Equity in earnings of subsidiaries	(19,971)	—	—	19,971	—	3,407	(3,407)	—

Income (loss) before income taxes	(17,837)	196	32,102	(19,971)	(5,510)	(3,303)	3,407	(5,406)
Provision for (benefit from) income taxes	(14,430)	75	12,252	—	(2,103)	—	—	(2,103)

Net income (loss)	$(3,407)	$121	$19,850	$(19,971)	$(3,407)	$(3,303)	$3,407	$(3,303)

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2009

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated
	(In thousands)

Net cash flows provided by (used in) operations	$(12,864)	$1,688	$211,748	$200,572	$11	$200,583

Cash flows from investing activities
Expenditures for long-lived assets	(2,785)	(365)	(30,088)	(33,238)	—	(33,238)
Other investing activities	—	—	(3,232)	(3,232)	—	(3,232)

Net cash flows used in investing activities	(2,785)	(365)	(33,320)	(36,470)	—	(36,470)

Cash flows from financing activities
Net repayments of debt and other	(104,282)	—	(240)	(104,522)	—	(104,522)
Intercompany transactions	468,765	(685)	(468,080)	—	—	—

Net cash flows provided by (used in) financing activities	364,483	(685)	(468,320)	(104,522)	—	(104,522)

Effect of exchange rate changes on cash and cash equivalents	—	—	(42)	(42)	—	(42)

Increase (decrease) in cash and cash equivalents	348,834	638	(289,934)	59,538	11	59,549
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$364,623	$1,119	$15,353	$381,095	$41,772	$422,867

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2008

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated
	(In thousands)

Net cash flows provided by (used in) operations	$2,855	$(1,661)	$107,321	$108,515	$174	$108,689

Cash flows from investing activities
Expenditures for long-lived assets	(4,651)	(574)	(45,564)	(50,789)	—	(50,789)
Other investing activities	—	—	(1,797)	(1,797)	—	(1,797)

Net cash flows used in investing activities	(4,651)	(574)	(47,361)	(52,586)	—	(52,586)

Cash flows from financing activities
Net repayments of debt and other	57,034	(1)	(267)	56,766	—	56,766
Intercompany transactions	287,326	2,205	(289,531)	—	—	—

Net cash flows provided by (used in) financing activities	344,360	2,204	(289,798)	56,766	—	56,766

Effect of exchange rate changes on cash and cash equivalents	—	—	268	268	—	268

Increase (decrease) in cash and cash equivalents	342,564	(31)	(229,570)	112,963	174	113,137
Beginning cash and cash equivalents	2,314	135	233,578	236,027	41,381	277,408

Ending cash and cash equivalents	$344,878	$104	$4,008	$348,990	$41,555	$390,545

EDUCATION MANAGEMENT LLC AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUBSEQUENT EVENTS

In October 2009, the Company consummated an initial public offering of 23.0 million shares of its common stock. Net proceeds of approximately $385.0 million were primarily used to purchase approximately $316.0 million of the Senior Subordinated Notes in a tender offer and pay $29.6 million to terminate a management agreement entered into with the Sponsors in connection with the Transaction. Immediately upon the completion of the initial public offering, there were approximately 142.8 million shares of the Company’s common stock outstanding. In the quarter ending December 31, 2009, the Company will recognize in the statement of operations several one-time expenses as a direct result of the initial public offering, including $44.8 million for the cancellation of indebtedness, $15.5 million of previously unrecognized stock-based compensation costs due to the termination of the Company’s Amended and Restated Shareholder’s Agreement, and $29.6 million in advisory fees for early termination of the Sponsor management agreement. These expenses are not reflected in the accompanying consolidated financial statements. In addition, the availability for borrowing under EM LLC’s revolving credit facility increased from $388.5 million to $442.5 million effective upon the closing of the initial public offering.

As described in Note 4, the Company’s LTIC Plan is a liability-based plan at September 30, 2009. In connection with the initial public offering, it became an equity-based plan, as it is the Company’s intent to settle these awards in common stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of expected forfeitures, is approximately $4.0 million at September 30, 2009; however, the Company does not expect to recognize any compensation expense related to the LTIC Plan in the quarter ended December 31, 2009 due to the uncertainty of certain performance conditions being met.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended September 30,
	2009	2008
	(Unaudited)

Net revenues	100.0%	100.0%
Costs and expenses:
Educational services	55.4%	58.4%
General and administrative	27.7%	27.9%
Depreciation and amortization	5.4%	6.1%

Total costs and expenses	88.5%	92.4%

Income before interest and income taxes	11.5%	7.6%
Interest expense, net	6.8%	8.7%

Income (loss) before income taxes	4.7%	(1.1)%
Provision for (benefit from) income taxes	1.8%	(0.5)%

Net income (loss)	2.9%	(0.6)%

Three months ended September 30, 2009 (current period) compared to the three months ended September 30, 2008 (prior period)

All basis point changes are presented as a percentage of net revenues in each period of comparison.

Net revenues

Net revenues for the three months ended September 30, 2009 increased 23.1% to $534.4 million, compared to $434.2 million in the same period a year ago. Average student enrollment increased 23.1% in the current period compared to the prior period primarily due to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 6% in the current period compared to the prior period. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools since September 30, 2008. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Our quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments at our schools. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.

Educational services expense

Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. The major cost components include faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, loan fees and bad debt expense.

Educational services expense increased by $42.2 million, or 16.6%, to $295.7 million in the current period due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 305 basis points from the quarter ended September 30, 2008 to the current quarter. Salaries and benefits decreased by 166 basis points from the prior period primarily due to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs. Rent expense associated with schools was $40.4 million in the current period and $35.3 million in the prior period, representing a decrease of 56 basis points. Additionally, costs related to utilities, employee relations and travel and training decreased 57 basis points in the current period compared to the prior period. We also experienced a decrease of seven basis points from the prior period in fees paid to private lenders to originate loans obtained by our students. Bad debt expense was $23.2 million, or 4.3% of net revenues, in the current period compared to $18.0 million, or 4.1% of net revenues, in the prior period, which represented an increase of 19 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. In addition, allowances recorded in connection with our Education Finance Loan program and worsening economic conditions negatively impacted bad debt expense. The remaining net decrease of 38 basis points in the current period was driven by other costs, none of which were individually significant.

General and administrative expense

General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.

General and administrative expenses were $148.1 million for the current period, an increase of 22.0% from $121.3 million in the prior period. As a percentage of net revenues, general and administrative expenses decreased 23 basis points compared with the quarter ended September 30, 2008, due primarily to a 20 basis point decrease in marketing and admissions costs. Marketing and admissions costs were 24.0% of net revenues in the current quarter compared to 24.2% of net revenues in the prior year quarter. The remaining net decrease of three basis points in the current quarter was driven by other costs, none of which were individually significant.

Depreciation and amortization expense

Depreciation and amortization expense on long-lived assets was $28.8 million in the current period, an increase of 8.4% from the prior period. As a percentage of net revenues, depreciation and amortization expense decreased by 73 basis points compared to the prior period, due in part to a reduction in the amortization of intangible assets recorded in connection with the Transaction.

Interest expense, net

Net interest expense was $36.3 million in the current period, a decrease of $1.9 million from the prior period. The decrease in net interest expense is primarily related to a reduction in the average interest rate of the term loan during the current period, coupled with the effect of required principal repayments of $12.8 million on outstanding indebtedness since September 30, 2008.

Provision for income taxes

The provision for income taxes for the three months ended September 30, 2009 was $9.7 million as compared to an income tax benefit of $2.1 million for the same period in the prior year. The Company’s effective tax rate was 38.0% for the three months ended September 30, 2009 as compared to 38.9% for the same period in the prior year. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.

Liquidity and Funds of Capital Resources

We finance our operating activities primarily from cash generated from operations, and our primary source of cash is tuition collected from our students. We believe that cash flow from operations, supplemented from time to time with borrowings under our $442.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures and debt service as well as acquisitions during the next twelve months.

Net working capital is calculated as total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility do not contribute to any changes in net working capital as these liabilities are directly offset in current assets. We had working capital of $76.7 million at September 30, 2009, which compares favorably to an $18.0 million working capital deficit at September 30, 2008. The change in working capital is primarily the result of a $31.2 million increase in earnings before interest, taxes and depreciation (“EBITDA”) compared to the prior year quarter, a decrease of $17.6 million in the amount spent on long-lived assets during the quarter and a $19.4 increase in current deferred tax assets.

Operating cash flows

Cash flow from operations for the three month period ended September 30, 2009 was $200.6 million, compared to $108.7 million in the prior year period. The increase in operating cash flows as compared to the prior year period was primarily related to a $75.3 million increase in advanced payments, which benefited from the timing of our October academic term start occurring earlier than in the first quarter of fiscal 2009, and increased net income.

Days sales outstanding (“DSO”) in receivables decreased slightly from 26.6 days in the period ended September 30, 2008 to 22.9 days at September 30, 2009. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year.

The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic quarter, which can result in fluctuations in quarterly cash receipts due to the timing of the start of academic periods.

In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative or private loan providers. Private loans help bridge the funding gap created by tuition rates that have risen more quickly than federally-guaranteed student loans. In addition, we introduced the Education Finance Loan program in August 2008, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. We purchased loans totaling $7.9 million during the three-month period ended September 30, 2009 related to the Education Finance Loan program.

We have accrued a total of $22.7 million as of September 30, 2009 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2009. We may have future cash payments up to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

Investing cash flows

Capital expenditures were $33.2 million, or 6.2% of net revenues, for the quarter ended September 30, 2009, compared to $50.8 million, or 11.7% of net revenues, for the prior year quarter. The decrease in capital expenditures as a percentage of net revenues during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was primarily due to the timing of capital expenditures during the prior year period. We expect capital expenditures in fiscal 2010 to be between 6.5% and 7.5% of net revenues compared to 7.5% of net revenues in fiscal 2009. During fiscal 2010, we will continue to invest both in new facilities and in the expansion of existing facilities. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements. We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.

Financing cash flows

Our revolving credit facility is available to draw upon in order to satisfy certain year-end regulatory financial ratios, fund working capital needs that may result from the seasonal pattern of cash receipts that occur throughout the year and finance acquisitions. On July 1, 2009, we repaid the revolving credit facility’s balance outstanding of $100.0 million, which existed in order to satisfy year-end regulatory financial ratios, from cash on hand at June 30, 2009. In connection with the increase to EM LLC’s revolving credit facility in August 2009 from $322.5 million to $388.5 million, two letter of credit issuing banks were added to increase the amount available for letters of credit under the revolving credit facility from $175.0 million to $375.0 million.

At September 30, 2009, we had an outstanding letter of credit issued to the U.S. Department of Education of approximately $120.5 million primarily due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. Outstanding letters of credit reduce our availability to borrow funds under the revolving credit facility. Including those issued to the U.S. Department of Education, an aggregate of $137.3 million of letters of credit were outstanding at September 30, 2009.

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2009, we had $1,885.4 million in aggregate indebtedness outstanding. After giving effect to outstanding letters of credit and amounts drawn, we had $251.2 million of additional borrowing capacity on the revolving credit facility at September 30, 2009. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.

In October 2009, we consummated an initial public offering of 23.0 million shares of our common stock for net proceeds of approximately $385.0 million, which was primarily used to purchase approximately $316.0 million of our senior subordinated notes due June 2016 in a tender offer and pay $29.6 million to terminate a management agreement entered into with the Sponsors in connection with the Transaction. In connection with the completion of the initial public offering, EM LLC also increased capacity for borrowing on its revolving credit facility from $388.5 million to $442.5 million.

In November 2009, the Company guaranteed the 8.75% senior notes due 2014 and the 10.25% senior subordinated notes due 2016 issued by EM LLC and Education Management Finance Corp. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Federal Family Education Loan Program and Private Student Loans

Approximately 81.5% and 13.1% of our net revenues were indirectly derived from Title IV programs under the Higher Education Act of 1965 and private loan programs, respectively, in fiscal 2009 compared to 70.2% and 22.3% from Title IV programs and private loan programs, respectively, in fiscal 2008. There have been significant recent developments that have impacted these programs.

The U.S. government has recently made additional financial aid available to students in order to meet rising post-secondary education and decreased availability of private loans. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program increased by $2,000. Effective as of July 1, 2008, the maximum amount of availability of a Pell grant increased to $4,731 per year from a maximum of $4,310 per year in fiscal 2008. The maximum Pell grant available to eligible students further increased effective July 1, 2009 to $5,350 per award year.

The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in recent periods. In particular, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy the new standard underwriting, we pay credit enhancement fees to certain lenders (including Sallie Mae) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria expires in June 2010.

The reliance by students attending our schools on private loans decreased substantially during fiscal 2009 due to the increased availability of federal aid and certain operating initiatives we implemented over the past 18 months. Excluding activity under our Education Finance Loan program, private loans accounted for approximately 13% of our net revenues in fiscal 2009 as compared to approximately 22% in fiscal 2008. This trend continued during the first quarter of fiscal 2010, as private loans accounted for approximately 7% of our net revenues as compared to approximately 19% in the first quarter of fiscal 2009.

In response to the tightened credit markets facing our students, in August 2008 we introduced the Education Finance Loan program through a private lender. The program enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. Aid awarded under the Education Finance Loan Program represented approximately 1.0% and 2.9% as a percentage of net revenues during fiscal 2009 and the first quarter of 2010, respectively. We estimate that disbursements under this program during fiscal 2010 will be approximately $75 million.

The Education Finance Loan program adversely impacts our liquidity and exposes us to new and greater credit risk because we own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which resulted in an increase in our bad debt expense as a percentage of net revenues in fiscal 2009 compared to prior fiscal years. While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Contingencies

Refer to Item 1 — “Financial Statements — Note 12, Contingencies”.

New Accounting Standards Not Yet Adopted

Refer to Item 1 — “Financial Statements — Note 2, Recent Accounting Pronouncements”.

Non-GAAP Financial Measures

We use EBITDA, defined as net income plus interest expense (income), net, income taxes, depreciation and amortization, to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three Months
	Ended September 30,
	2009	2008

Net income (loss)	$15.8	$(3.3)
Interest expense, net	36.3	38.2
Provision for (benefit from) income taxes	9.7	(2.1)
Depreciation and amortization	28.8	26.6

EBITDA	$90.6	$59.4

Covenant Compliance

Under its senior secured credit facilities, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. At September 30, 2009, EM LLC was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.

Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the senior notes and senior subordinated notes and in our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures governing the senior notes and senior subordinated notes and our senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures governing the senior notes and senior subordinated notes. Additionally, under our senior secured credit facilities and the indentures governing the senior notes and senior subordinated notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our debt service obligations, which have increased substantially as a result of our indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the senior credit facilities and the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for EM LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the Twelve
Months Ended
September 30,
2009

Net income	$123.4
Interest expense, net	151.6
Provision for income taxes	73.0
Depreciation and amortization	114.5

EBITDA	462.5

Reversal of impact of unfavorable leases(1)	(1.2)
Transaction and advisory expense(2)	5.0
Severance and relocation	5.5
Capital taxes	4.2
Other	1.4

Adjusted EBITDA — Covenant Compliance	$477.4

(1)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under SFAS No. 141 as part of the Transaction.

(2)	Represents fees incurred under a management advisory agreement with the Sponsors.

Our covenant requirements and actual ratios for the twelve months ended September 30, 2009 are as follows:

	Covenant		Actual
Senior Secured Credit Facility	Requirements		Ratios

Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 1.80	x	3.14	x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 6.25	x	3.15	x

Certain Risks and Uncertainties

Certain of the matters we discuss in this report may constitute forward-looking statements. Forward-looking statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time we make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; our ability to generate sufficient cash to service all of our debt obligations; general economic and market conditions; the condition of the post-secondary education industry; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of student enrollment; the timing and scope of technological advances; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with the post-secondary education industry; the ability to retain and attract students and key personnel; and risks relating to the foreign countries where we transact business. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business that include foreign currency exchange rates and typically do not utilize forward or option contracts on foreign currencies or commodities. We are also subject to fluctuations in the value of the Canadian dollar relative to the U.S. dollar, but we do not believe we are subject to material risks from reasonably possible near-term changes in exchange rates due to the size of our Canadian operations relative to our total business.

The fair values of cash and cash equivalents, accounts receivable, borrowings under our revolving credit facility, accounts payable and accrued expenses approximate carrying values because of the short-term nature of these instruments.

At September 30, 2009, we had total debt obligations of $1,885.4 million, including $1,123.9 million in variable rate debt under the senior secured credit facility at a weighted average interest rate of 7.1%. A hypothetical change of 1.25% in interest rates from September 30, 2009 levels would have increased or decreased interest expense by approximately $1.2 million for the variable-rate debt in the three-month period ended September 30, 2009.

Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At September 30, 2009, we had variable rate debt of $373.9 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three month LIBOR and make payments based on a fixed rate of 5.4%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated and qualify as cash flow hedges. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes. For the three-month period ended September 30, 2009, we recorded an unrealized after-tax gain of $0.9 million in other comprehensive loss related to the change in market value on the swap agreements. The cumulative unrealized net loss of $33.3 million, net of tax, at September 30, 2009 related to the swaps may be recognized in the consolidated statement of operations if certain terms of the senior secured credit facilities change, if the senior secured credit facilities are extinguished or if the swap agreements are terminated prior to maturity.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and participation of its management, which include the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted as of the end of the period covered by this Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Effective controls ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed and summarized within the time periods specified in Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information relating to legal proceedings is included in Note 12, Contingencies, to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Prospectus filed on October 2, 2009 with the Securities and Exchange Commission (file no. 333-148259)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS INDEX

Number	Document

3.1	Amended and Restated Articles of Incorporation.
3.2	Amended and Restated Bylaws.
10.1	Shareholders Agreement dated as of October 7, 2009 by and among Education Management Corporation and the shareholders party thereto.
10.2	Education Management Corporation Omnibus Long-Term Incentive Plan.
10.3	Form of Stock Option Agreement.
10.4	Form of Restricted Stock Award Agreement.
31.1	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/S/ EDWARD H. WEST
Edward H. West
President and Chief Financial Officer

Date: November 10, 2009