Form 10-Q
period 2009-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2010-02-12
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009
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
Registrant’s telephone number, including area code: (412) 562-0900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of February 12, 2010, 142,826,146 shares of the registrant’s common stock were outstanding.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	June 30,	December 31,
	2009	2009	2008
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$310,037	$363,318	$312,522
Restricted cash	16,006	10,372	12,192

Total cash, cash equivalents and restricted cash	326,043	373,690	324,714

Receivables, net of allowances of $108,576, $83,691 and $70,416	80,863	122,272	57,693
Notes, advances and other	11,024	13,678	17,108
Inventories	12,572	9,355	9,680
Deferred income taxes	45,164	45,164	25,739
Other current assets	48,130	30,163	30,474

Total current assets	523,796	594,322	465,408

Property and equipment, net	618,953	580,965	525,070
Other long-term assets	66,857	58,945	56,822
Intangible assets, net	469,546	471,882	477,029
Goodwill	2,579,131	2,579,131	2,578,898

Total assets	$4,258,283	$4,285,245	$4,103,227

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$12,281	$12,622	$12,758
Revolving credit facility	—	100,000	180,000
Accounts payable	47,053	53,516	41,086
Accrued liabilities	147,176	163,485	91,875
Accrued income taxes	16,836	5,015	14,027
Unearned tuition	48,913	118,741	25,710
Advance payments	81,325	67,020	74,640

Total current liabilities	353,584	520,399	440,096

Long-term debt, less current portion	1,554,049	1,876,021	1,882,198
Deferred income taxes	177,396	187,583	164,939
Deferred rent	146,187	123,656	100,638
Other long-term liabilities	94,289	91,933	106,196
Shareholders’ equity:
Common Stock, par value $0.01 per share; 600,000,000 shares authorized; 142,823,731, 119,770,277 and 119,769,082 issued and outstanding at December 31, 2009, June 30, 2009 and December 31, 2008, respectively	1,428	1,198	1,198
Additional paid-in capital	1,743,386	1,338,316	1,338,302
Retained earnings	217,803	181,767	116,361
Accumulated other comprehensive loss	(29,839)	(35,628)	(46,701)

Total shareholders’ equity	1,932,778	1,485,653	1,409,160

Total liabilities and shareholders’ equity	$4,258,283	$4,285,245	$4,103,227

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share amounts)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
Net revenues	$655,469	$522,218	$1,189,868	$956,446
Costs and expenses:
Educational services	315,266	265,618	610,979	519,130
General and administrative	170,305	120,614	317,162	240,723
Management fees paid to affiliates	30,805	1,250	32,055	2,500
Depreciation and amortization	29,401	27,575	58,228	54,179

Total costs and expenses	545,777	415,057	1,018,424	816,532

Income before interest, loss on early retirement of debt and income taxes	109,692	107,161	171,444	139,914
Interest expense, net	30,390	40,455	66,719	78,614
Loss on early retirement of debt	44,762	—	44,762	—

Income before income taxes	34,540	66,706	59,963	61,300
Provision for income taxes	14,266	24,404	23,927	22,301

Net income	$20,274	$42,302	$36,036	$38,999

Earnings per share:
Basic	$0.14	$0.35	$0.27	$0.33
Diluted	$0.14	$0.35	$0.27	$0.33
Weighted average number of shares outstanding:
Basic	142,387	119,769	131,079	119,769
Diluted	143,143	119,769	131,457	119,769
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months
	Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$36,036	$38,999
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	53,659	45,358
Bad debt expense	50,565	35,092
Amortization of intangible assets	4,569	8,821
Amortization of debt issuance costs	4,113	3,845
Loss on early retirement of debt	44,762	—
Share-based compensation	17,476	—
Non-cash adjustments related to deferred rent	1,436	(1,004)
Purchase of private loans	(22,643)	(41)
Reimbursements for tenant improvements	7,421	11,543

Changes in assets and liabilities:
Restricted cash	(5,634)	1,630
Receivables	(1,288)	(2,348)
Inventories	(3,193)	(1,256)
Other assets	(17,236)	(12,829)
Accounts payable	(1,373)	(6,778)
Accrued liabilities	(12,415)	(21,815)
Unearned tuition	(69,828)	(43,444)
Advance payments	13,997	14,622

Total adjustments	64,388	31,396

Net cash flows provided by operating activities	100,424	70,395

Cash flows from investing activities:
Expenditures for long-lived assets	(69,826)	(78,346)
Reimbursements for tenant improvements	(7,421)	(11,543)

Net cash flows used in investing activities	(77,247)	(89,889)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	180,000
Payments under revolving credit facility	(100,000)	(120,000)
Retirement of senior subordinated notes	(355,465)	—
Net proceeds from issuance of common stock, including stock option exercises	387,824	—
Principal payments on long-term debt	(6,343)	(6,489)
Debt issuance costs	(2,400)	—

Net cash flows (used in) provided by financing activities	(76,384)	53,511

Effect of exchange rate changes on cash and cash equivalents	(74)	1,097

Net change in cash and cash equivalents	(53,281)	35,114
Cash and cash equivalents, beginning of period	363,318	277,408

Cash and cash equivalents, end of period	$310,037	$312,522

Cash paid during the period for:
Interest (including swap settlement)	$64,168	$79,158
Income taxes	23,011	21,422
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total
Balance, June 30, 2008	$1,198	$1,338,302	$77,362	$(24,685)		$1,392,177

Comprehensive income:
Net income	—	—	104,405	—		104,405
Foreign currency translation	—	—	—	(1,147)		(1,147)
Unrealized loss on interest rate swaps, net of tax benefit of $5,709	—	—	—	(9,796)		(9,796)

Comprehensive income						93,462 (a)

Other	—	14	—	—		14

Balance, June 30, 2009	1,198	1,338,316	181,767	(35,628	)(b)	1,485,653
(Unaudited)
Issuance of common stock including option exercises	230	387,594	—	—		387,824

Share-based compensation	—	17,476	—	—		17,476

Comprehensive income:
Net income	—	—	36,036	—		36,036
Foreign currency translation	—	—	—	771		771
Unrealized gain on interest rate swaps, net of tax expense of $2,891	—	—	—	5,018		5,018

Comprehensive income						41,825

Balance, December 31, 2009	$1,428	$1,743,386	$217,803	$(29,839	)(b)	$1,932,778

(a)	During the six months ended December 31, 2008, other comprehensive loss consisted of a $22.0 million unrealized loss on interest rate swaps, net of tax expense, and less than a $0.1 million foreign currency translation loss.

(b)	The balance in accumulated other comprehensive loss at December 31, 2009, June 30, 2009 and December 31, 2008 is comprised of $29.2 million, $34.2 million and $46.3 million of unrealized losses on interest rate swaps, net of tax expense, respectively and $0.6 million, $1.4 million and $0.4 million of cumulative foreign currency translation losses, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Nature of operations
Education Management Corporation and its subsidiaries (the “Company”) is among the largest providers of post-secondary education in North America, with approximately 136,000 active students as of October 2009. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The schools provide students a wide variety of programmatic and degree choices in a flexible learning environment. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.
Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s financial position as of December 31, 2009 and 2008, and the statements of operations for the three and six months ended December 31, 2009 and 2008 and the statements of cash flows for the six months ended December 31, 2009 and 2008. The statements of operations for the three and six months ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s prospectus dated October 1, 2009 for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2009 has been derived from the consolidated audited balance sheet included in the prospectus dated October 1, 2009 as filed with the SEC.
On September 30, 2009, the Company’s Board of Directors declared a 4.4737 for one split of the Company’s common stock, which was paid in the form of a stock dividend on September 30, 2009. In connection with this stock split, the Company amended and restated its articles of incorporation to, among other things, increase the Company’s number of authorized shares of common stock. The stock split also resulted in the issuance of approximately 93.0 million additional shares of common stock, increased the number of stock options outstanding and exercisable in all periods presented, changed earnings per share information and resulted in a reclassification of $0.9 million from additional paid-in capital to common stock on the accompanying consolidated balance sheets. All information presented in the accompanying consolidated financial statements and related notes has been adjusted to reflect the Company’s amended and restated articles of incorporation and stock split.
In November 2009, the Company guaranteed the indebtedness of Education Management LLC (“EM LLC”) and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the 8.75% senior notes due 2014 (“the Senior Notes”) and 10.25% senior subordinated notes due 2016 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”).
The Company performed an evaluation of subsequent events through February 12, 2010, the date the financial statements were issued.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Ownership
On June 1, 2006, the Company was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into the Company, with the Company surviving the merger (the “Transaction”). Pursuant to the terms of the merger agreement, all outstanding shares of the Company’s common stock were cancelled in exchange for cash. The Sponsors, together with certain other investors, became the owners of the Company.
The acquisition of the Company was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by EM LLC and the issuance by EM LLC and Education Management Finance Corp. of the Notes.
Initial public offering
In October 2009, the Company completed an initial public offering of 23.0 million shares of common stock, $0.01 par value, at a per share price of $18.00 (“the initial public offering”). Net proceeds to the Company, after transaction costs, totaled approximately $387.3 million. No Sponsor-owned shares were sold in connection with the initial public offering. After the consummation of the initial public offering, the equity funds controlled by the Sponsors owned approximately 69.2% of the Company’s outstanding common stock. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the Senior Subordinated Notes in a tender offer and $29.6 million was used to terminate a management agreement entered into with the Sponsors in connection with the Transaction.
In the quarter ended December 31, 2009, the Company recognized several non-recurring expenses in the consolidated statement of operations as a direct result of the initial public offering, including a $44.8 million loss related to the early retirement of indebtedness, $15.2 million of previously unrecognized stock-based compensation costs due to the removal of certain conditions that existed related to the option holders’ inability to obtain fair value for exercised options, and $29.6 million in advisory fees for the early termination of the management agreement with the Sponsors. In addition, the availability for borrowing under EM LLC’s revolving credit facility increased from $388.5 million to $442.5 million effective upon the closing of the initial public offering.
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
Reclassifications
Certain reclassifications of December 31, 2008 data have been made to conform to the December 31, 2009 presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162”. All existing accounting standard documents are superseded by the Codification, which does not change or alter existing GAAP. Since the Company adopted SFAS No. 168 in the first fiscal quarter of 2010, any references to GAAP included in the Company’s historical public filings with the SEC are no longer included in the Company’s filings. The adoption of SFAS No. 168 had no impact on the Company’s consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
3. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that vested restricted stock was converted into common stock and outstanding stock options were exercised and the resultant proceeds were used to acquire shares of common stock at its average market price during the reporting period.
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
Net income	$20,274	$42,302	$36,036	$38,999

Weighted average number of shares outstanding
Basic	142,387	119,769	131,079	119,769
Effect of stock-based awards	756	—	378	—

Diluted	143,143	119,769	131,457	119,769

Earnings per share:
Basic	$0.14	$0.35	$0.27	$0.33
Diluted	$0.14	$0.35	$0.27	$0.33
Time-based options to purchase 1.6 million shares of common stock were outstanding for the three and six months ended December 31, 2009 but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. The Company’s time-based options were the only options included in the diluted EPS calculation, due to certain performance and market conditions not being met with respect to the Company’s performance-based options, as further described in Note 4. As a result, the Company’s performance-based options were contingently issuable at December 31, 2009. In addition, all stock options for the fiscal 2009 periods were contingently issuable, and therefore were not included in the computation of diluted EPS in those periods.
4. SHARE-BASED PAYMENT
Upon completion of the initial public offering in October 2009, the Company recognized $15.2 million of previously deferred stock-based compensation costs due to the removal of certain conditions that precluded participants from receiving fair market value for exercised options. During the quarter ended December 31, 2009, the Company recognized a total of approximately $17.5 million of stock-based compensation expense, $2.4 million of which was recorded in educational services expense and $15.1 million of which was recorded in general and administrative expense. All of the expense recognized in the quarter related to time-based options and restricted stock.
Less than 0.1 million of time-based options were exercised during the six-month period ended December 31, 2009.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
2006 Stock Option Plan
In fiscal 2007, the Company’s board of directors approved the 2006 Stock Option Plan (the “Option Plan”), which authorized equity awards to be granted for up to approximately 8.3 million shares of the Company’s common stock. Under the Option Plan, certain employees of the Company were granted a combination of time-based and performance-based options to purchase the Company’s common stock.
Time-based options vest ratably over the applicable service period, which is generally five years, on each anniversary of the date of grant. Performance-based options vest upon the attainment of specified returns on capital invested in the Company by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). Time-based and performance-based options also generally vest upon a change in control or realization event, subject to certain conditions, and generally expire ten years from the date of grant.
At December 31, 2009, the Company considered the conditions entitling performance-based option holders to receive fair value for their shares to be less than probable. As such, compensation expense on all performance-based option grants is not recognized until one of the conditions entitling option holders to fair value for their shares becomes probable. Accordingly, the Company has not recognized compensation expense related to performance-based options granted since the Transaction. The total amount of unrecognized compensation cost over the vesting periods of time-based and performance-based options under the Option Plan, net of expected forfeitures, is $9.4 million and $9.3 million, respectively, at December 31, 2009.
Long Term Incentive Compensation Plan
In fiscal 2007, the Company adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”), which is accounted for as an equity-based plan. The LTIC Plan consists of a bonus pool that will be valued and paid in the Company’s common stock based on returns to the Principal Shareholders in connection with a change in control of the Company. Out of a total of 1,000,000 units authorized, approximately 802,000 units were outstanding under the LTIC Plan at December 31, 2009. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The total amount of unrecognized compensation cost over the vesting periods of all units, net of expected forfeitures, is approximately $3.1 million at December 31, 2009.
Omnibus Long-Term Incentive Plan
In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Approximately 6.4 million shares of common stock have been reserved for issuance under the Omnibus Plan, which may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.
During the quarter ended December 31, 2009, the Company granted 1.3 million time-vested stock options under the Omnibus Plan. The options vest over a four year period and have an exercise price of $18.00 per share, the price at which shares were sold to the public in the initial public offering. These options were valued using the Black-Scholes method, and the Company used an estimated stock price volatility assumption of 44% and an expected term assumption of 6.25 years. In addition, less than 0.1 million shares of restricted stock, which vest one year from the date of grant, were issued under the Omnibus Plan. These shares of restricted stock were valued at the closing price of a share of the Company’s common stock on the date of grant, which averaged $21.89 per share.
The total amount of unrecognized compensation cost over the vesting periods of all awards that have been issued under the Omnibus Plan, net of expected forfeitures, is $10.0 million at December 31, 2009.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
Asset Class	2009	2009	2008
Land	$17,657	$17,805	$17,805
Buildings and improvements	73,683	74,171	73,798
Leasehold improvements and capitalized lease costs	372,578	329,449	306,500
Furniture and equipment	110,470	97,783	93,062
Technology and other equipment	193,148	170,818	153,256
Software	49,622	45,651	38,314
Library books	32,484	29,778	27,060
Construction in progress	57,178	43,470	14,863

Total	906,820	808,925	724,658
Less accumulated depreciation	(287,867)	(227,960)	(199,588)

Property and equipment, net	$618,953	$580,965	$525,070

Depreciation and amortization of property and equipment was $27.2 million and $23.2 million, respectively, for the three months ended December 31, 2009 and 2008. Depreciation and amortization of property and equipment was $53.6 million and $45.4 million, respectively, for the six months ended December 31, 2009 and 2008.
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
The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each fiscal year. During interim periods, the Company reviews forecasts, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the six months ended December 31, 2009, the Company identified no such triggering events, and as a result, no impairments were recorded.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Intangible Assets
Intangible assets consisted of the following amounts (in thousands):

	December 31, 2009		June 30, 2009		December 31, 2008
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(1,194)	3,000	(1,028)	3,000	(861)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	30,172	(16,007)	27,974	(13,520)	25,246	(11,333)
Student contracts, applications and relationships	39,511	(33,284)	39,511	(32,479)	39,511	(28,292)
Favorable leases and other	16,409	(11,240)	16,351	(10,106)	16,297	(8,718)

Total intangible assets	$531,271	$(61,725)	$529,015	$(57,133)	$526,233	$(49,204)

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
Amortization of intangible assets for the three months ended December 31, 2009 and 2008 was $2.2 million and $4.3 million, respectively. Amortization of intangible assets for the six months ended December 31, 2009 and 2008 was $4.6 million and $8.8 million, respectively.
Total estimated amortization on the Company’s existing intangible assets at December 31, 2009 for each of the years ending June 30, 2010 through 2014 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2010 (remainder)	$4,026
2011	7,849
2012	6,783
2013	4,436
2014	2,668
Thereafter	1,605

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
	2009	2009	2008
Payroll and related taxes	$35,449	$77,894	$25,974
Capital expenditures	22,904	8,032	4,324
Advertising	33,230	25,192	17,785
Interest	13,007	13,878	8,999
Benefits	9,842	8,597	8,277
Other	32,744	29,892	26,516

Total accrued liabilities	$147,176	$163,485	$91,875

8. SHORT-TERM AND LONG-TERM DEBT
EM LLC increased the capacity on its revolving credit facility from $388.5 million to $442.5 million in connection with the completion of the initial public offering. In addition, EM LLC added two letter of credit issuing banks in August 2009, which increased the amounts available for letters of credit issued under the revolving credit facility from $175.0 million to $375.0 million. Outstanding letters of credit reduce availability of borrowings under the revolving credit facility.
Short-Term Debt:
No borrowings were outstanding at December 31, 2009 under the $442.5 million revolving credit facility as compared to outstanding balances of $100.0 million and $180.0 million, respectively, at June 30, 2009 and December 31, 2008. The interest rates on outstanding borrowings on the revolving credit facility at June 30, 2009 and December 31, 2008 were 3.75% and 2.31%, respectively. The applicable margin for borrowings under the revolving credit facility changes based on certain leverage ratios. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to its satisfaction of certain covenants and financial ratios described in Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.
EM LLC had outstanding letters of credit of $157.2 million at December 31, 2009. The U.S. Department of Education requires the Company to maintain a $120.5 million letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit is currently set at 10% of the Title IV aid received by students attending the Company’s schools during the prior fiscal year. The Company anticipates that the amount of the letter of credit will increase during the quarter ended March 31, 2010 based on Title IV aid received by the Company’s students during fiscal 2009. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program, which is further described in Note 12. The Company could incur $285.3 million of additional borrowings under the revolving credit facility at December 31, 2009.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
Long-Term Debt:
The Company’s long-term debt consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
	2009	2009	2008
Senior secured term loan facility, due 2013	$1,120,902	$1,126,827	$1,132,752
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	69,032	385,000	385,000
Capital leases	313	622	903
Mortgage debt of consolidated entity	1,083	1,194	1,301

Total long-term debt	1,566,330	1,888,643	1,894,956
Less current portion	12,281	12,622	12,758

Total long term debt, less current portion	$1,554,049	$1,876,021	$1,882,198

In connection with the initial public offering, the Company purchased Senior Subordinated Notes with a face value of approximately $316.0 million. The Company recorded a loss of $44.8 million on the early retirement of the Senior Subordinated Notes, which was comprised of a premium to repurchase the debt over face value of $39.5 million and accelerated amortization on the prorated portion of deferred financing costs related to the Senior Subordinated Notes of $5.3 million.
The interest rate on the senior secured term loan facility, which equals LIBOR plus a margin spread of 1.75%, was 2.1% at December 31, 2009, 2.4% at June 30, 2009 and 3.3% at December 31, 2008.
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
The fair value of the interest rate swaps was $46.5 million, $54.4 million and $73.7 million at December 31, 2009, June 30, 2009 and December 31, 2008, respectively, which was recorded in other long-term liabilities on the accompanying consolidated balance sheets. The Company recorded an unrealized after-tax gain(loss) of $4.1 million and $(21.1) million for the three months ended December 31, 2009 and 2008, respectively, and $5.0 million and $(22.0) million for the six months ended December 31, 2009 and 2008, respectively, in other comprehensive loss related to the change in market value of the swap agreements. Additionally, at December 31, 2009, there was a cumulative unrealized loss of $29.2 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
During the three and six months ended December 31, 2009, the Company reclassified approximately $6.0 million and $11.7 million, respectively, from accumulated other comprehensive loss to the consolidated statement of operations, all of which was paid due to regularly recurring quarterly settlements of the interest rate swaps. Over the next twelve months, the Company estimates approximately $24.3 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at December 31, 2009.
The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable. The application of level two inputs includes obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	December 31, 2009		June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Interest rate swap liabilities	$46,511	$46,511	$54,421	$54,421	$73,724	$73,724
Variable rate debt	1,120,902	1,048,043	1,126,827	1,031,047	1,132,752	702,306
Fixed rate debt	445,428	458,749	761,816	738,916	762,204	583,754
The fair values of cash and cash equivalents, accounts receivable, borrowings under the revolving credit facility, accounts payable and accrued expenses approximate carrying values. This is due to the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9. The fair values of the Company’s debt instruments are generally determined based on each instrument’s trading value at each reporting date.
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
The Company’s effective tax rate was 41.3% and 39.9% for the three and six months ended December 31, 2009 and 36.6% and 36.4% for the three and six months ended December 31, 2008. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2009.
12. CONTINGENCIES
In August 2009, a complaint was filed in the District Court for Dallas County, Texas against Argosy University, Education Management Corporation and Marilyn Powell-Kissinger, former President of the Dallas campus of Argosy University. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to State court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Ms. Powell-Kissinger as a defendant. The plaintiffs filed an amended complaint in state court in January 2010 adding three additional plaintiffs, among other things. The plaintiffs in the litigation are 18 former students who were enrolled in the Clinical Psychology doctoral program at the Argosy University Dallas campus. The complaint alleges that, prior to the plaintiffs’ enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation, American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs’ career options. Plaintiffs seek unspecified monetary compensatory and punitive damages.
In June 2009, a complaint was filed in the Twelfth Judicial Circuit of Tennessee by plaintiff The University of the South against defendants South University, LLC, Education Management LLC, and Education Management Corporation. In July 2009, defendants removed the case to the United States District Court for the Eastern District of Tennessee, Winchester Division. Plaintiff subsequently filed an amended complaint in which it alleges that defendants’ offering of psychology and interdisciplinary studies degrees under the South University name breaches a prior settlement and consent agreement entered into between the parties, and that the use of South University’s mark infringes on plaintiff’s federal and state trademark rights. Plaintiff also alleges that defendants’ actions constitute false designation of origin and unfair competition under federal law (Lanham Act) and unfair and deceptive trade practices under Tennessee state law. Plaintiff seeks an unspecified amount of damages, attorneys’ fees, and permanent injunction relief. In response to the amended complaint, Defendants Education Management LLC and Education Management Corporation filed a motion to dismiss the case against them for lack of personal jurisdiction. Their motion was granted and they were dismissed from the lawsuit. Defendant South University, LLC denies the allegations against it, and filed a counter-complaint alleging that plaintiff breached the settlement and consent agreement based on a failure of consideration and requesting declaratory judgment that plaintiff abandoned its mark and is engaging in trademark misuse, that the settlement and consent agreement has been terminated based on plaintiff’s abandonment of the asserted trademark, and that South University is not in breach of the contract, has not engaged unfair competition, and is not infringing on plaintiff’s mark. South University seeks damages in an unspecified amount, rescission of the Settlement and Consent Agreement, restitution, and attorneys’ fees. The plaintiff filed for a preliminary injunction against the defendant in November 2009 seeking, among other things, to enjoin the defendant from offering its psychology and interdisciplinary studies degree programs. The defendant’s brief in opposition to the motion for a preliminary injunction is due in February 2010. No trial date has been set for the lawsuit.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices.
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
In August 2008, the Company introduced the Education Finance Loan program with a private lender, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchases loans that are originated by a private lender. As of December 31, 2009, the Company expects to purchase approximately $60.0 million of loans during the remainder of fiscal 2010 and 2011.
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
13. RELATED PARTY TRANSACTIONS
In September 2009, South University LLC, a wholly-owned subsidiary of the Company, renewed a long term leasing arrangement of two buildings from two separate entities owned by John T. South, who is one of the Company’s executive officers. Annual rent payments under this lease, which begins June 1, 2010, will approximate $2.2 million.
In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay annual advisory fees of $5.0 million to the Sponsors. This agreement included customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. Upon the completion of the initial public offering, the Company terminated the agreement with the Sponsors and paid a non-recurring fee of $29.6 million. This has been included in management fees paid to affiliates in the accompanying consolidated statements of operations for the three and six months ended December 31, 2009.
An affiliate of one of the Sponsors participated as one of the joint book-running managers of the Company’s initial public offering. This affiliate was paid $5.5 million pursuant to a customary underwriting agreement among the Company and several underwriters. This fee was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as it reduced the net proceeds received from the initial public offering.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 9.
14. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
On June 1, 2006, in connection with the Transaction, EM LLC and Education Management Finance Corp. issued the Notes. The Notes are fully and unconditionally guaranteed by all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school, or has been formed for such purposes, and subsidiaries that have no material assets (collectively, the “Guarantors”). All other subsidiaries of EM LLC, either direct or indirect, do not guarantee the Notes (“Non-Guarantors”).
In November 2009, the Company became a guarantor of the Notes. The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”) as of December 31, 2009, June 30, 2009 and December 31, 2008. The results of operations for the three and six month periods ended December 31, 2009 and 2008 and the condensed statements of cash flows for the six month periods ended December 31, 2009 and 2008 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”).

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$245,086	$2,301	$16,544	$—	$263,931	$46,106	$—	$310,037
Restricted cash	531	—	15,475	—	16,006	—	—	16,006
Notes, advances and trade receivables, net	63	53	91,767	—	91,883	4	—	91,887
Inventories	—	90	12,482	—	12,572	—	—	12,572
Other current assets	29,377	624	63,293	—	93,294	—	—	93,294

Total current assets	275,057	3,068	199,561	—	477,686	46,110	—	523,796

Property and equipment, net	52,434	6,481	560,038	—	618,953	—	—	618,953
Intangible assets, net	2,952	68	466,526	—	469,546	—	—	469,546
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,144,441	(36,215)	(1,508,694)	—	(400,468)	400,468	—	—
Other long-term assets	43,046	18,147	5,664	—	66,857	—	—	66,857
Investment in subsidiaries	1,712,211	—	—	(1,712,211)	—	1,486,386	(1,486,386)	—

Total assets	$3,237,469	$(8,451)	$2,294,898	$(1,712,211)	$3,811,705	$1,932,964	$(1,486,386)	$4,258,283

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,851	$—	$430	$—	$12,281	$—	$—	$12,281
Accounts payable, accrued and other current liabilities	118,130	2,620	220,367	—	341,117	186	—	341,303

Total current liabilities	129,981	2,620	220,797	—	353,398	186	—	353,584

Long-term debt, less current portion	1,553,084	—	965	—	1,554,049	—	—	1,554,049
Other long-term liabilities	87,512	11,785	141,179	—	240,476	—	—	240,476
Deferred income taxes	(19,494)	(9,521)	206,411	—	177,396	—	—	177,396

Total liabilities	1,751,083	4,884	569,352	—	2,325,319	186	—	2,325,505

Total shareholders’ equity (deficit)	1,486,386	(13,335)	1,725,546	(1,712,211)	1,486,386	1,932,778	(1,486,386)	1,932,778

Total liabilities and shareholders’ equity (deficit)	$3,237,469	$(8,451)	$2,294,898	$(1,712,211)	$3,811,705	$1,932,964	$(1,486,386)	$4,258,283

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$15,789	$481	$305,287	$—	$321,557	$41,761	$—	$363,318
Restricted cash	789	—	9,583	—	10,372	—	—	10,372
Notes, advances and trade receivables, net	172	35	135,738	—	135,945	5	—	135,950
Inventories	—	—	9,355	—	9,355	—	—	9,355
Other current assets	19,056	1,213	55,058	—	75,327	—	—	75,327

Total current assets	35,806	1,729	515,021	—	552,556	41,766	—	594,322

Property and equipment, net	52,190	6,137	522,638	—	580,965	—	—	580,965
Intangible assets, net	3,119	61	468,702	—	471,882	—	—	471,882
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,880,889	(20,819)	(1,859,626)	—	444	(444)	—	—
Other long-term assets	48,447	9,764	734	—	58,945	—		58,945
Investment in subsidiaries	1,590,364	—	—	(1,590,364)	—	1,444,515	(1,444,515)	—

Total assets	$3,618,143	$(3,128)	$2,219,272	$(1,590,364)	$4,243,923	$1,485,837	$(1,444,515)	$4,285,245

Liabilities and shareholders’ equity (deficit)

Current:
Current portion of long-term debt	$111,911	$—	$711	$—	$112,622	$—	$—	$112,622
Accounts payable, accrued and other current liabilities	111,694	4,739	291,159	—	407,592	185	—	407,777

Total current liabilities	223,605	4,739	291,870	—	520,214	185	—	520,399

Long-term debt, less current portion	1,874,921	—	1,100	—	1,876,021	—	—	1,876,021
Other long-term liabilities	91,124	4,649	119,817	—	215,590	(1)	—	215,589
Deferred income taxes	(16,022)	72	203,533	—	187,583	—	—	187,583

Total liabilities	2,173,628	9,460	616,320	—	2,799,408	184	—	2,799,592

Total shareholders’ equity (deficit)	1,444,515	(12,588)	1,602,952	(1,590,364)	1,444,515	1,485,653	(1,444,515)	1,485,653

Total liabilities and shareholders’ equity (deficit)	$3,618,143	$(3,128)	$2,219,272	$(1,590,364)	$4,243,923	$1,485,837	$(1,444,515)	$4,285,245

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2008 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$266,970	$168	$3,737	$—	$270,875	$41,647	$—	$312,522
Restricted cash	1,216	—	10,976	—	12,192	—	—	12,192
Notes, advances and trade receivables, net	377	55	74,345	—	74,777	24	—	74,801
Inventories	—	—	9,680	—	9,680	—	—	9,680
Other current assets	13,256	539	42,418	—	56,213	—	—	56,213

Total current assets	281,819	762	141,156	—	423,737	41,671	—	465,408

Property and equipment, net	48,205	6,101	470,764	—	525,070	—	—	525,070
Intangible assets, net	444	63	476,522	—	477,029	—	—	477,029
Goodwill	8,075	—	2,570,823	—	2,578,898	—	—	2,578,898
Intercompany balances	1,735,137	(16,581)	(1,718,112)	—	444	(444)	—	—
Other long-term assets	51,491	—	5,331	—	56,822	—	—	56,822
Investment in subsidiaries	1,480,514	—	—	(1,480,514)	—	1,368,119	(1,368,119)	—

Total assets	$3,605,685	$(9,655)	$1,946,484	$(1,480,514)	$4,062,000	$1,409,346	$(1,368,119)	$4,103,227

Liabilities and shareholders’ equity (deficit)

Current:
Current portion of long-term debt	$191,913	$—	$845	$—	$192,758	$—	$—	$192,758
Accounts payable, accrued and other current liabilities	75,712	1,809	169,631	—	247,152	186	—	247,338

Total current liabilities	267,625	1,809	170,476	—	439,910	186	—	440,096

Long-term debt, less current portion	1,880,858	—	1,340	—	1,882,198	—	—	1,882,198
Other long-term liabilities	110,426	45	96,363	—	206,834	—	—	206,834
Deferred income taxes	(21,343)	72	186,210	—	164,939	—	—	164,939

Total liabilities	2,237,566	1,926	454,389	—	2,693,881	186	—	2,694,067

Total shareholders’ equity (deficit)	1,368,119	(11,581)	1,492,095	(1,480,514)	1,368,119	1,409,160	(1,368,119)	1,409,160

Total liabilities and shareholders’ equity (deficit)	$3,605,685	$(9,655)	$1,946,484	$(1,480,514)	$4,062,000	$1,409,346	$(1,368,119)	$4,103,227

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(3,254)	$658,723	$—	$655,469	$—	$—	$655,469
Costs and expenses:
Educational services	17,201	(2,000)	300,065	—	315,266	—	—	315,266
General and administrative	(14,895)	(29)	185,171	—	170,247	58	—	170,305
Management fees paid to affiliates	30,805	—	—	—	30,805	—	—	30,805
Depreciation and amortization	4,449	64	24,888	—	29,401	—	—	29,401

Total costs and expenses	37,560	(1,965)	510,124	—	545,719	58	—	545,777

Income (loss) before interest and income taxes	(37,560)	(1,289)	148,599	—	109,750	(58)	—	109,692
Interest expense, net	29,612	85	722	—	30,419	(29)	—	30,390
Loss on early retirement of debt	44,762	—	—	—	44,762	—	—	44,762
Equity in earnings of subsidiaries	(86,942)	—	—	86,942	—	(20,291)	20,291	—

Income (loss) before income taxes	(24,992)	(1,374)	147,877	(86,942)	34,569	20,262	(20,291)	34,540
Provision for (benefit from) income taxes	(45,283)	(546)	60,107	—	14,278	(12)	—	14,266

Net income (loss)	$20,291	$(828)	$87,770	$(86,942)	$20,291	$20,274	$(20,291)	$20,274

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2008 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$1,902	$520,316	$—	$522,218	$—	$—	$522,218
Costs and expenses:
Educational services	11,394	1,499	252,725	—	265,618	—	—	265,618
General and administrative	(16,314)	725	136,146	—	120,557	57	—	120,614
Management fees paid to affiliates	1,250	—	—	—	1,250	—	—	1,250
Depreciation and amortization	3,801	91	23,683	—	27,575	—	—	27,575

Total costs and expenses	131	2,315	412,554	—	415,000	57	—	415,057

Income (loss) before interest and income taxes	(131)	(413)	107,762	—	107,218	(57)	—	107,161
Interest expense, net	39,802	—	734	—	40,536	(81)	—	40,455
Equity in earnings of subsidiaries	(68,436)	—	—	68,436	—	(42,327)	42,327	—

Income (loss) before income taxes	28,503	(413)	107,028	(68,436)	66,682	42,351	(42,327)	66,706
Provision for (benefit from) income taxes	(13,824)	(154)	38,333	—	24,355	49	—	24,404

Net income (loss)	$42,327	$(259)	$68,695	$(68,436)	$42,327	$42,302	$(42,327)	$42,302

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(3,459)	$1,193,327	$—	$1,189,868	$—	$—	$1,189,868
Costs and expenses:
Educational services	26,174	(2,526)	587,331	—	610,979	—	—	610,979
General and administrative	(34,706)	391	351,363	—	317,048	114	—	317,162
Management fees paid to affiliates	32,055	—	—	—	32,055	—	—	32,055
Depreciation and amortization	8,902	127	49,199	—	58,228	—	—	58,228

Total costs and expenses	32,425	(2,008)	987,893	—	1,018,310	114	—	1,018,424

Income (loss) before interest and income taxes	(32,425)	(1,451)	205,434	—	171,558	(114)	—	171,444
Interest (income) expense, net	65,523	(208)	1,442	—	66,757	(38)	—	66,719
Loss on early retirement of debt	44,762	—	—	—	44,762	—	—	44,762
Equity in earnings of subsidiaries	(121,847)	—	—	121,847	—	(36,082)	36,082	—

Income (loss) before income taxes	(20,863)	(1,243)	203,992	(121,847)	60,039	36,006	(36,082)	59,963
Provision for (benefit from) income taxes	(56,945)	(496)	81,398	—	23,957	(30)	—	23,927

Net income (loss)	$36,082	$(747)	$122,594	$(121,847)	$36,082	$36,036	$(36,082)	$36,036

CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended December 31, 2008 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$5,230	$951,216	$—	$956,446	$—	$—	$956,446
Costs and expenses:
Educational services	22,155	3,859	493,116	—	519,130	—	—	519,130
General and administrative	(30,442)	1,497	269,554	—	240,609	114	—	240,723
Management fees paid to affiliates	2,500	—	—	—	2,500	—	—	2,500
Depreciation and amortization	7,518	91	46,570	—	54,179	—	—	54,179

Total costs and expenses	1,731	5,447	809,240	—	816,418	114	—	816,532

Income (loss) before interest and income taxes	(1,731)	(217)	141,976	—	140,028	(114)	—	139,914
Interest expense, net	77,389	—	1,467	—	78,856	(242)	—	78,614
Equity in earnings of subsidiaries	(89,259)	—	—	89,259	—	(38,920)	38,920	—

Income (loss) before income taxes	10,139	(217)	140,509	(89,259)	61,172	39,048	(38,920)	61,300
Provision for (benefit from) income taxes	(28,781)	(79)	51,112	—	22,252	49	—	22,301

Net income (loss)	$38,920	$(138)	$89,397	$(89,259)	$38,920	$38,999	$(38,920)	$38,999

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(33,830)	$(3,542)	$137,635	$100,263	$161	$100,424

Cash flows from investing activities
Expenditures for long-lived assets	(5,915)	(731)	(63,180)	(69,826)	—	(69,826)
Other investing activities	—	—	(7,421)	(7,421)	—	(7,421)

Net cash flows used in investing activities	(5,915)	(731)	(70,601)	(77,247)	—	(77,247)

Cash flows from financing activities
Net repayments of debt and other	(463,793)	—	(416)	(464,209)	—	(464,209)
Net proceeds from issuance of common stock, including stock-based compensation	—	—	—	—	387,825	387,825
Intercompany transactions	732,835	6,093	(355,287)	383,641	(383,641)	—

Net cash flows provided by (used in) financing activities	269,042	6,093	(355,703)	(80,568)	4,184	(76,384)

Effect of exchange rate changes on cash and cash equivalents	—	—	(74)	(74)	—	(74)

Increase (decrease) in cash and cash equivalents	229,297	1,820	(288,743)	(57,626)	4,345	(53,281)
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$245,086	$2,301	$16,544	$263,931	$46,106	$310,037

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS —
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2008 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(42,497)	$(2,176)	$114,802	$70,129	$266	$70,395

Cash flows from investing activities
Expenditures for long-lived assets	(7,193)	(910)	(70,243)	(78,346)	—	(78,346)
Other investing activities	—	—	(11,543)	(11,543)	—	(11,543)

Net cash flows used in investing activities	(7,193)	(910)	(81,786)	(89,889)	—	(89,889)

Cash flows from financing activities
Net repayments of debt and other	54,065	(1)	(553)	53,511	—	53,511
Intercompany transactions	260,284	3,120	(263,404)	—	—	—

Net cash flows provided by (used in) financing activities	314,349	3,119	(263,957)	53,511	—	53,511

Effect of exchange rate changes on cash and cash equivalents	—	—	1,097	1,097	—	1,097

Increase (decrease) in cash and cash equivalents	264,659	33	(229,844)	34,848	266	35,114
Beginning cash and cash equivalents	2,311	135	233,581	236,027	41,381	277,408

Ending cash and cash equivalents	$266,970	$168	$3,737	$270,875	$41,647	$312,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table presents the relationship of each item in the consolidated statements of operations for the three and six month periods ended December 31, 2009 and 2008 as a percentage of net revenues.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Educational services	48.1%	50.9%	51.3%	54.3%
General and administrative	26.0%	23.1%	26.7%	25.1%
Management fees paid to affiliates	4.7%	0.2%	2.7%	0.3%
Depreciation and amortization	4.5%	5.3%	4.9%	5.7%

Total costs and expenses	83.3%	79.5%	85.6%	85.4%

Income before interest, loss on early retirement of debt and income taxes	16.7%	20.5%	14.4%	14.6%
Interest expense, net	4.6%	7.7%	5.6%	8.2%
Loss on early retirement of debt	6.8%	0.0%	3.8%	0.0%

Income before income taxes	5.3%	12.8%	5.0%	6.4%
Provision for income taxes	2.2%	4.7%	2.0%	2.3%

Net income	3.1%	8.1%	3.0%	4.1%

Three months ended December 31, 2009 compared to the three months ended December 31, 2008
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Net revenues for the three months ended December 31, 2009 increased 25.5% to $655.5 million, compared to $522.2 million in the same period a year ago. The October starting student enrollment increased 22.7% in the current year quarter compared to the prior year quarter due primarily to growth at existing schools aided by the introduction of new academic programs, the growth in our fully online programs and the opening of new school locations. In addition, tuition rates increased approximately 6% in the current quarter compared to the fiscal 2009 quarter. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.
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
Educational services expense increased by $49.6 million, or 18.7%, to $315.3 million in the current quarter due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 277 basis points from the quarter ended December 31, 2008 to the current quarter.
Salaries and benefits expense decreased by 170 basis points from the prior year quarter. This decrease was primarily due to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs and $2.2 million in non-recurring stock-based compensation costs recognized in connection with the initial public offering. We also experienced operating leverage on rent associated with our schools, which decreased 72 basis points as a percentage of net revenues to $41.9 million in the current quarter from $37.1 million in the prior year quarter. Additionally, costs related to outside services, insurance, travel and utilities decreased 58 basis points in the current quarter compared to the prior year quarter. We also experienced a decrease of 19 basis points from the prior year quarter in fees paid to private lenders to originate loans obtained by our students.
Bad debt expense was $27.4 million, or 4.2% of net revenues, in the current quarter compared to $17.1 million, or 3.3% of net revenues, in the prior period, which represented an increase of 90 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates, prevailing economic conditions and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. In addition, allowances recorded in connection with our Education Finance Loan program negatively impacted bad debt expense. The remaining net decrease of 48 basis points in educational services expense in the current quarter was the result of a decrease in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.
General and administrative expense was $170.3 million for the current quarter, an increase of 41.2% from $120.6 million in the prior year quarter. As a percentage of net revenues, general and administrative expense increased 289 basis points compared to the quarter ended December 31, 2008. During the current quarter, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with the options which were removed upon the completion of the initial public offering. We also incurred $0.9 million of legal costs and other fees associated with the repurchase of the Senior Subordinated Notes.

After adjusting for non-recurring costs incurred in connection with the initial public offering and repurchase of the Senior Subordinated Notes, general and administrative expense increased by 75 basis points in the current quarter compared to the prior year quarter. This was primarily the result of an increase in salaries and benefits not related to marketing and admissions of 47 basis points compared to the prior year quarter and recurring non-cash equity-based compensation expense of $1.7 million, which accounted for a 26 basis point increase compared to the prior year quarter. These increases were partially offset by a 7 basis point decrease in total marketing and admissions costs, which were 20.6% of net revenues in the current quarter compared to 20.7% of net revenues in the prior year quarter. The remaining net increase of nine basis points in the current quarter was the result of increases in other costs, none of which were individually significant.
Management fees paid to affiliates
For the quarter ended December 31, 2009, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering .
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $29.4 million in the current quarter, an increase of 6.6% from the prior year quarter. As a percentage of net revenues, depreciation and amortization expense decreased by 79 basis points compared to the prior year quarter, due in part to a reduction in amortization of intangible assets due primarily to the expiration in June 2009 of an intangible asset recorded in connection with the Transaction.
Interest expense, net
Net interest expense was $30.4 million in the current quarter, a decrease of $10.1 million from the prior year quarter. The decrease in net interest expense is primarily related to the early retirement of $316.0 million of the Senior Subordinated Notes in connection with the initial public offering in October 2009 and a lower interest rate on our term loan during the current quarter compared to the prior year quarter.
Loss on early retirement of debt
In connection with the initial public offering, we retired $316.0 million of the Senior Subordinated Notes in a tender offer at a premium of $39.5 million. We also accelerated amortization on the deferred financing fees that related to these notes for $5.3 million.
Provision for income taxes
The provision for income taxes for the three months ended December 31, 2009 was $14.2 million, as compared to $24.4 million for the same period in the prior year. Our effective tax rate was 41.3% for the three months ended December 31, 2009 as compared to 36.6% for the same period in the prior year. The increase in effective tax rates from the same period in the prior year was primarily due to two non-recurring benefits recorded in the second quarter of fiscal 2009 related to an adjustment to the tax basis of certain intangible assets and the release of valuation allowances previously recorded against our Canadian deferred tax assets.
The effective tax rates differed from the combined federal and state statutory rates due primarily to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.

Six months ended December 31, 2009 compared to the six months ended December 31, 2008
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Net revenues for the six months ended December 31, 2009 increased 24.4% to $1,189.9 million, compared to $956.4 million in the same period a year ago. Average student enrollment increased 22.9% in the current year period compared to the prior year period primarily due to growth at existing schools aided by the introduction of new academic programs, the growth in our fully online programs and the opening of new school locations. In addition, tuition rates increased approximately 6% in the current period compared to the prior year period. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools.
Educational services expense
Educational services expense increased by $91.8 million, or 17.7%, to $611.0 million in the current year period due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 293 basis points in the current six month period compared to the six months ended December 31, 2008.
Salaries and benefits expense decreased by 170 basis points from the prior year period due primarily to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs and $2.2 million in non-recurring stock-based compensation costs recognized in connection with the initial public offering. We also experienced operating leverage on rent associated with our schools, which decreased 65 basis points as a percentage of net revenues to $82.3 million in the current year period from $72.4 million in the prior year period. Additionally, costs related to outside services, insurance, travel and utilities decreased 55 basis points in the current period compared to the prior year period. We also experienced a decrease of 14 basis points from the prior year period in fees paid to private lenders to originate loans obtained by our students.
Bad debt expense was $50.6 million, or 4.2% of net revenues, in the current period compared to $35.1 million, or 3.7% of net revenues, in the prior year period, which represented an increase of 58 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates, prevailing economic conditions and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. In addition, allowances recorded in connection with our Education Finance Loan program negatively impacted bad debt expense. The remaining net decrease of 47 basis points in educational services expense in the current period was the result of a decrease in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense was $317.2 million for the current period, an increase of 31.8% from $240.7 million in the prior year period. As a percentage of net revenues, general and administrative expense increased 149 basis points compared with the prior year period. During the current period, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with the options which were removed upon the completion of the initial public offering. We also incurred $0.9 million of legal costs and other fees associated with the repurchase of the Senior Subordinated Notes.
After adjusting for non-recurring costs incurred in connection with the initial public offering and repurchase of the Senior Subordinated Notes, general and administrative expense increased by 31 basis points in the current period compared to the prior year period. This was primarily the result of an increase in salaries and benefits not related to marketing and admissions of 30 basis points compared to the prior year period and recurring non-cash stock-based compensation expense of $1.7 million, which accounted for a 14 basis point increase compared to the prior year period. Marketing and admissions costs were 22.1% of net revenues in the current six month period compared to 22.3% of net revenues in the prior year period, or a decrease of 15 basis points. The remaining net increase of two basis points in the current six-month period was the result of increases in other costs, none of which were individually significant.

Management fees paid to affiliates
For the quarter ended December 31, 2009, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $58.2 million in the current period, an increase of 7.5% from the prior year period. As a percentage of net revenues, depreciation and amortization expense decreased by 77 basis points compared to the prior year period, due in part to a reduction in amortization of intangible assets due primarily to the expiration in June 2009 of an intangible asset recorded in connection with the Transaction.
Interest expense, net
Net interest expense was $66.7 million in the current period, a decrease of $11.9 million from the prior year period. The decrease in net interest expense is primarily related to the early retirement of $316.0 million of the Senior Subordinated Notes in connection with the initial public offering in October 2009 and a lower interest rate on our term loan during the current year period compared to the prior year period.
Loss on early retirement of debt
In connection with the initial public offering, we retired $316.0 million of the Senior Subordinated Notes in a tender offer at a premium of $39.5 million. We also accelerated amortization on the deferred financing fees that related to these notes for $5.3 million.
Provision for income taxes
The provision for income taxes for the six months ended December 31, 2009 was $24.0 million as compared to $22.3 million for the same period in the prior year. Our effective tax rate was 39.9% for the six months ended December 31, 2009 as compared to 36.4% for the same period in the prior year. The increase in effective tax rates from the same period in the prior year is primarily due to two non-recurring benefits recorded in the second quarter of fiscal 2009 related to an adjustment to the tax basis of certain intangible assets and the release of valuation allowances previously recorded against our Canadian deferred tax assets.
The effective tax rates differed from the combined federal and state statutory rates due primarily to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
Liquidity and Funds of Capital Resources
We finance our operating activities primarily from cash generated from operations, and our primary source of cash is tuition collected from our students. We believe that cash flow from operations, supplemented from time to time with borrowings under our $442.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures, debt service and acquisitions during the next twelve months.

Net working capital is calculated as total current assets less total current liabilities. Advance payments and amounts outstanding under our revolving credit facility do not contribute to any changes in net working capital as these liabilities are directly offset in current assets. We had working capital of $170.2 million and $25.3 million at December 31, 2009 and 2008, respectively. The increase in working capital is primarily due to improved operating performance since December 31, 2008.
Operating cash flows
Cash flow from operations for the six month period ended December 31, 2009 was $100.4 million, including a non-recurring $29.6 million outflow to terminate the Sponsor management agreement in connection with the initial public offering, compared to $70.4 million in the prior year period. The increase in operating cash flows as compared to the prior year period was primarily related to improved operating performance compared to the prior year period and a reduction of $15.0 million in the amount of interest paid on our debt compared to the prior year period as a result of the debt repurchase.
Days sales outstanding (“DSO”) in receivables remained flat at 12.8 days at December 31, 2009 compared to 12.9 days at December 31, 2008. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year.
The level of accounts receivable reaches a peak immediately after the billing of tuition and fees at the beginning of each academic term. Collection of these receivables is heaviest at the start of each academic term. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic term, which can result in fluctuations in quarterly cash receipts due to the timing of the start of academic terms.
In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative or private loan providers. Private loans help bridge the funding gap created by tuition rates that have risen more quickly than federally-guaranteed student loans. In addition, we introduced the Education Finance Loan program in August 2008, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. We purchased loans totaling $22.6 million during the six-month period ended December 31, 2009 related to the Education Finance Loan program.
We have accrued a total of $23.7 million as of December 31, 2009 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. Future cash payments relating to the amount accrued may result if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.
Investing cash flows
Capital expenditures were $69.8 million, or 5.9% of net revenues, in the six month period ended December 31, 2009, compared to $78.3 million, or 8.2% of net revenues, in the prior year period. The decrease in capital expenditures as a percentage of net revenues during the fiscal 2010 period as compared to the prior year period was primarily due to the timing of spending on start-up school projects and existing school expansions. During fiscal 2010, we will continue to invest both in new facilities and in the expansion of existing facilities. We expect capital expenditures in fiscal 2010 to be approximately 7.0% of net revenues compared to 7.5% of net revenues in fiscal 2009.

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
Financing cash flows
In October 2009, we consummated an initial public offering of 23.0 million shares of our common stock for net proceeds of approximately $387.3 million. The proceeds were primarily used to purchase $316.0 million of the Senior Subordinated Notes in a tender offer for $355.5 million and to pay $29.6 million to terminate a management agreement entered into with the Sponsors in connection with the Transaction.
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2009, we had $1,566.3 million in aggregate indebtedness outstanding. After giving effect to outstanding letters of credit and amounts drawn under the revolving credit facility, we had $285.3 million of additional borrowing capacity on this facility at December 31, 2009. We expect our cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.
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
We may issue up to $375.0 million of letters of credit under the revolving credit facility. We have outstanding letters of credit of $157.2 million at December 31, 2009. We are required to maintain a $120.5 million letter of credit with the U.S. Department of Education due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit is set at 10% of the Title IV aid received by students attending our schools during the prior fiscal year. We anticipate that the amount of the letter of credit will increase during the quarter ended March 31, 2010 based on Title IV aid received by our students during fiscal 2009. The majority of the remainder of the outstanding letters of credit at December 31, 2009 relate to obligations to purchase loans under the Education Finance Loan program.
In November 2009, Education Management Corporation guaranteed the Notes. At December 31, 2009, total indebtedness outstanding under the Notes was $444.0 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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
The U.S. government has recently made additional financial aid available to students in order to meet rising post-secondary education costs and decreased availability of private loans. Effective July 1, 2008, the annual Stafford loans available for undergraduate students under the FFEL program increased by $2,000. Effective as of July 1, 2008, the maximum amount of availability of a Pell grant increased to $4,731 per year from a maximum of $4,310 per year in fiscal 2008. The maximum Pell grant available to eligible students further increased effective July 1, 2009 to $5,350 per award year.
The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in recent periods. In particular, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy the new standard underwriting, we pay credit enhancement fees to certain lenders (including SLM Corporation, or “Sallie Mae”) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria expires in June 2010.
The reliance by students attending our schools on private loans decreased substantially during fiscal 2009 due to the increased availability of federal aid and certain operating initiatives. Excluding activity under our Education Finance Loan program, private loans accounted for approximately 13% of our net revenues in fiscal 2009 as compared to approximately 22% in fiscal 2008. This trend of decreasing reliance on private loans continued during the first six months of fiscal 2010, as private loans accounted for approximately 7% of net revenues as compared to approximately 19% of net revenues in the first six months of fiscal 2009.
We introduced the Education Finance Loan program through a private lender in August 2008 due to tightened credit markets facing our students. This program enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. Aid awarded under the Education Finance Loan Program represented approximately 1.0% and 3.2% as a percentage of net revenues during fiscal 2009 and the first six months of 2010, respectively. We estimate that aid awarded under this program during fiscal 2010 will be approximately $75 million.
The Education Finance Loan program adversely impacts our liquidity and exposes us to new and greater credit risk because we own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which resulted in an increase in our bad debt expense as a percentage of net revenues beginning in fiscal 2009 compared to prior fiscal years. While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Contingencies
Refer to Item 1 — “Financial Statements — Note 12, Contingencies”.
New Accounting Standards Not Yet Adopted
Refer to Item 1 — “Financial Statements — Note 2, Recent Accounting Pronouncements”.
Non-GAAP Financial Measures
We use EBITDA, defined as net income plus interest expense, net, income taxes, depreciation and amortization, to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.
We believe EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
Net income	$20.3	$42.3	$36.0	$39.0
Interest expense, net	30.4	40.5	66.7	78.6
Loss on early retirement of debt (1)	44.8	0.0	44.8	0.0
Provision for income taxes	14.2	24.4	24.0	22.3
Depreciation and amortization	29.4	27.5	58.2	54.2

EBITDA	$139.1	$134.7	$229.7	$194.1

(1)	In connection with our initial public offering, we purchased Senior Subordinated Notes with a face value of $316.0 million for approximately $355.5 million, resulting in a loss of $39.5 million. We also accelerated $5.3 million of amortization on the portion of deferred financing costs that related to the purchased Senior Subordinated Notes.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other tests of financial condition. At December 31, 2009, Education Management LLC was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.

Adjusted EBITDA is a non-GAAP measure used to determine Education Management LLC’s compliance with certain covenants contained in the indentures governing the Senior Notes and Senior Subordinated Notes and in its senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures governing the Senior Notes and Senior Subordinated Notes and its senior secured credit facilities. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
The breach of covenants in the senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indentures governing the Senior Notes and Senior Subordinated Notes. Additionally, under the senior secured credit facilities and the indentures governing the Senior Notes and Senior Subordinated Notes, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.
Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on outstanding debt, which have increased substantially as a result of our indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.
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

The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for Education Management LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the Twelve
Months Ended
December 31,
2009
Net income	$101.4
Interest expense, net	141.5
Loss on early retirement of debt (1)	44.8
Provision for income taxes	62.9
Depreciation and amortization	116.3

EBITDA	466.9

Reversal of impact of unfavorable leases (2)	(1.1)
Management fees paid to affiliates (3)	34.6
Severance and relocation	5.8
Non-cash compensation	17.2
Capital taxes	4.6
Other	1.5

Adjusted EBITDA — Covenant Compliance	$529.5

(1)	In connection with Education Management Corporation’s initial public offering, we purchased Senior Subordinated Notes with a face value of approximately $316.0 million. In order to purchase this amount of Senior Subordinated Notes, we paid approximately $355.5 million, resulting in a loss of $39.5 million. We also accelerated $5.3 million of amortization on the portion of deferred financing costs that related to the purchased Senior Subordinated Notes.

(2)	Represents a non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required in connection with the Transaction.

(3)	Represents fees incurred under a management agreement with the Sponsors. Upon the completion of our initial public offering, we terminated the agreement with the Sponsors for a fee of $29.6 million.
Education Management LLC’s covenant requirements and actual ratios for the twelve months ended December 31, 2009 are as follows:

	Covenant	Actual
Senior secured credit facility	Requirements	Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 1.90x	3.73	x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 6.25x	2.46	x

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
We are exposed to market risks in the ordinary course of business that include fluctuations in the value of the Canadian dollar relative to the U.S. dollar. Due to the size of our Canadian operations relative to our total business, we do not believe we are subject to material risks from reasonably possible near-term changes in exchange rates and do not utilize forward or option contracts on foreign currencies.
The fair values of cash and cash equivalents, accounts receivable, borrowings under our revolving credit facility, accounts payable and accrued expenses approximate carrying values because of the short-term nature of these instruments.
At December 31, 2009, we had total debt obligations of $1,566.3 million, including $1,120.9 million of variable rate debt under the senior secured credit facility at a weighted average interest rate of 6.5%. A hypothetical change of 1.25% in interest rates from December 31, 2009 levels would have increased or decreased interest expense by approximately $2.3 million for the variable rate debt in the six month period ended December 31, 2009.
Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At December 31, 2009, we had variable rate debt of $370.9 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three month LIBOR and make payments based on a fixed rate of 5.4%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated as and qualify as cash flow hedges. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
For the six-month period ended December 31, 2009, we recorded an unrealized after-tax gain of $5.0 million in other comprehensive loss related to the change in market value of the interest rate swaps. The cumulative unrealized loss of $29.2 million, net of tax, at December 31, 2009 related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.

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
Except for the following Risk Factors, there have been no material changes to our Risk Factors as previously disclosed in our Prospectus filed on October 2, 2009 with the Securities and Exchange Commission (file no. 333-148259):
The U.S. Department of Education is in the process of preparing proposed regulatory changes that, if enacted, could materially and adversely impact our business.
The U.S. Department of Education published a notice in the Federal Register in September 2009 announcing its intention to establish two negotiated rulemaking committees to prepare proposed regulations under Title IV of the Higher Education Act of 1965, as amended (“HEA”). The HEA requires that the U.S. Department of Education obtain public involvement in the development of proposed regulations before publishing any proposed regulations to implement programs authorized under Title IV of the HEA. The U.S. Department of Education uses a negotiated rulemaking process to develop the proposed regulations with representatives of organizations and groups affected by the proposed regulations.
The U.S. Department of Education convened two negotiated rulemaking committees in November 2009 to consider proposed regulations related to program integrity and foreign schools. The program integrity committee considered proposed regulations for 14 issues including incentive compensation, gainful employment in a recognized occupation, state authorization as a component of institutional eligibility, misrepresentation of information, definition of a credit hour, definition of high school diploma, ability to benefit, agreements between institutions of higher education, verification of information included on student aid applications, satisfactory academic progress, retaking coursework, disbursement of Title IV funds, return of Title IV funds and taking attendance, and return of Title IV funds for term-based programs with modules or compressed courses. The committee did not reach consensus on the proposed regulations for five of the 14 issues, including incentive compensation, gainful employment, state authorization, and the two return of-Title-IV funds issues. As a result, the U.S. Department of Education is not bound by the proposed regulations presented to the committee on any of the 14 issues. The U.S. Department of Education is expected to publish proposed regulations on these issues later this year for public comment, and the published versions may or may not differ from those presented to the committee. The U.S. Department of Education has stated that its intent is to publish final versions of the regulations by November 1, 2010. Any such regulations would become effective on July 1, 2011.
We cannot predict what regulations the U.S. Department of Education will publish in proposed form later this year or the impact that enactment of the proposed regulations might have on our business. The implementation of regulations removing previously enacted “safe harbors” under the incentive compensation rule or otherwise limiting types of compensation to employees or third party entities involved in admissions, student enrollment and financial aid may have a material adverse affect on our recruiting processes and cause a decrease in student enrollment at our schools or a decrease in the productivity of our admissions representatives. The implementation of a definition of “gainful employment” tied to anticipated student debt and income for the purpose of determining whether certain educational programs, including those provided by a for-profit institution, prepare students for gainful employment in a recognized occupation and, in turn, whether that program qualifies as a Title IV eligible program, may affect our ability to provide Title IV funds to students enrolled in some of our educational programs or require us to decrease the tuition charged at our schools. Any actions that result in a decrease in student enrollment or tuition charged at our schools or affect our ability to participate in Title IV programs could materially and adversely affect our cash flows, results of operations and financial condition. The implementation of regulations which limit the ability of an institution to rely on the authorization of a state licensing agency to establish its eligibility to participate in the Title IV programs if the state agency does not meet or bring itself into compliance with prescribed standards and requirements could prevent our schools in that state from remaining eligible for Title IV funds and could materially and adversely affect our enrollments, revenues, and results of operations.

If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.
Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under the regulations. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification and may be subject to other sanctions. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For those of our institutions that disbursed federal financial aid during fiscal 2009, the percentage of revenues derived from Title IV programs ranged from approximately 55% to 86%, with a weighted average of approximately 70% as compared to a weighted average of approximately 65% in fiscal 2008. We anticipate that our 90/10 rates will continue to increase in fiscal 2010 due to recent increases in grants from the Federal Pell Grant (“Pell”) program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2010 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. In prior years, similar changes to operations resulted in lower 90/10 rates at our institutions where we implemented such changes. Completion of our proposed internal restructuring requires the prior approval of the U.S. Department of Education, as well as approvals from certain accrediting bodies and state licensing agencies, some of which must be obtained prior to the restructuring. Failure to obtain U.S. Department of Education or other required approvals prior to the end of our fiscal year may result in failure of some of our institutions to comply with the 90/10 Rule. Additionally, the HEA reauthorization includes relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. Continued decreases in the availability of state grants would also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. We continue to monitor the compliance with the 90/10 Rule by each of our institutions and assess the impact of increased financial aid received by our students under the current rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2009, the Company completed a public offering of its common stock. The common stock was registered pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1, file number 333-148259, and declared effective on October 1, 2009. The registration statement covered 23 million shares of the Company’s common stock, par value $0.01 per share, all of which were sold to the public at a per share price of $18.00. The managing underwriters for the offering were Goldman, Sachs & Co., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C., BMO Capital Markets Corp., Piper Jaffray & Co., Barrington Research Associates, Inc., Signal Hill Capital Group LLC, and Stifel, Nicolaus & Company, Incorporated. Information relating to the proceeds received by the Company from the offering and the use of proceeds is included in Note 1, Basis of Presentation – Initial Public Offering, to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
Date: February 12, 2010