Form 10-Q
period 2010-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2010-05-12
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 001-34466

EDUCATION MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1119571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

210 Sixth Avenue, Pittsburgh, PA, 33rd Floor	15222
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of May 11, 2010, 142,849,833 shares of the registrant’s common stock were outstanding.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2010	June 30, 2009	March 31, 2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$472,637	$363,318	$525,710
Restricted cash	26,482	10,372	36,177

Total cash, cash equivalents and restricted cash	499,119	373,690	561,887
Receivables, net of allowances of $118,246, $83,691 and $79,069	94,776	122,272	57,131
Notes, advances and other	17,457	13,678	21,632
Inventories	13,242	9,355	10,635
Deferred income taxes	46,320	45,164	27,047
Other current assets	44,442	30,163	28,360

Total current assets	715,356	594,322	706,692
Property and equipment, net	634,587	580,965	532,835
Other long-term assets	82,168	58,945	57,636
Intangible assets, net	468,224	471,882	473,913
Goodwill	2,579,131	2,579,131	2,579,131

Total assets	$4,479,466	$4,285,245	$4,350,207

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$12,172	$12,622	$12,705
Revolving credit facility	—	100,000	180,000
Accounts payable	48,150	53,516	35,192
Accrued liabilities	187,812	163,485	158,638
Accrued income taxes	31,704	5,015	16,061
Unearned tuition	89,540	118,741	59,192
Advance payments	158,788	67,020	176,335

Total current liabilities	528,166	520,399	638,123
Long-term debt, less current portion	1,529,661	1,876,021	1,879,025
Deferred income taxes	178,388	187,583	165,128
Deferred rent	154,240	123,656	105,871
Other long-term liabilities	66,624	91,933	109,555
Shareholders’ equity:
Common Stock, par value $0.01 per share; 600,000,000 shares authorized; 142,848,312 issued and outstanding at March 31, 2010 and 119,770,277 issued and outstanding at June 30, 2009 and March 31, 2009	1,428	1,198	1,198
Additional paid-in capital	1,745,512	1,338,316	1,338,316
Retained earnings	302,373	181,767	160,488
Accumulated other comprehensive loss	(26,926)	(35,628)	(47,497)

Total shareholders’ equity	2,022,387	1,485,653	1,452,505

Total liabilities and shareholders’ equity	$4,479,466	$4,285,245	$4,350,207

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share amounts)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net revenues	$667,896	$535,438	$1,857,764	$1,491,884
Costs and expenses:
Educational services	323,146	268,499	934,125	787,629
General and administrative	174,446	129,272	491,608	369,995
Management fees paid to affiliates	—	1,250	32,055	3,750
Depreciation and amortization	30,674	28,828	88,902	83,007

Total costs and expenses	528,266	427,849	1,546,690	1,244,381

Income before interest, loss on early retirement of debt and income taxes	139,630	107,589	311,074	247,503
Interest expense, net	27,933	37,400	94,652	116,014
Loss on early retirement of debt	2,445	—	47,207	—

Income before income taxes	109,252	70,189	169,215	131,489
Provision for income taxes	24,682	26,062	48,609	48,363

Net income	$84,570	$44,127	$120,606	$83,126

Earnings per share:
Basic	$0.59	$0.37	$0.89	$0.69
Diluted	$0.59	$0.37	$0.89	$0.69
Weighted average number of shares outstanding:
Basic	142,831	119,770	134,939	119,769
Diluted	143,936	119,770	135,675	119,769
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$120,606	$83,126
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	82,231	69,875
Bad debt expense	78,574	52,845
Amortization of intangible assets	6,671	13,132
Amortization of debt issuance costs	6,127	5,768
Loss on early retirement of debt	47,207	—
Share-based compensation	19,428	—
Non cash adjustments related to deferred rent	1,898	(2,045)
Purchase of private loans	(51,501)	(3,235)
Reimbursements for tenant improvements	8,229	19,191
Changes in assets and liabilities:
Restricted cash	(16,110)	(22,355)
Receivables	(39,520)	(19,057)
Inventories	(3,868)	(2,202)
Other assets	(18,325)	(21,246)
Accounts payable	696	(13,369)
Accrued liabilities	35,675	48,795
Unearned tuition	(29,202)	(9,962)
Advance payments	91,341	115,656

Total adjustments	219,551	231,791

Net cash flows provided by operating activities	340,157	314,917

Cash flows from investing activities:
Expenditures for long-lived assets	(119,825)	(97,985)
Reimbursements for tenant improvements	(8,229)	(19,191)

Net cash flows used in investing activities	(128,054)	(117,176)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	180,000
Payments under revolving credit facility	(100,000)	(120,000)
Retirement of senior subordinated notes	(378,952)	—
Net proceeds from issuance of common stock, including stock option exercises	387,998	—
Principal payments on long-term debt	(9,489)	(9,715)
Debt issuance costs	(2,400)	(887)

Net cash flows (used in) provided by financing activities	(102,843)	49,398

Effect of exchange rate changes on cash and cash equivalents	59	1,163

Net change in cash and cash equivalents	109,319	248,302
Cash and cash equivalents, beginning of period	363,318	277,408

Cash and cash equivalents, end of period	$472,637	$525,710

Cash paid during the period for:
Interest (including swap settlement)	$81,734	$92,914
Income taxes	53,868	47,421
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
	Common	Additional		Other
	Stock at	Paid-in	Retained	Comprehensive
	Par Value	Capital	Earnings	Loss		Total
Balance, June 30, 2008	$1,198	$1,338,302	$77,362	$(24,685)		$1,392,177

Comprehensive income:
Net income	—	—	104,405	—		104,405
Foreign currency translation	—	—	—	(1,147)		(1,147)
Unrealized loss on interest rate swaps, net of tax benefit of $5,709	—	—	—	(9,796)		(9,796)

Comprehensive income						93,462 (a)

Other	—	14	—	—		14

Balance, June 30, 2009	1,198	1,338,316	181,767	(35,628	)(b)	1,485,653

(Unaudited)
Issuance of common stock including stock option exercises	230	387,768	—	—		387,998
Share-based compensation	—	19,428	—	—		19,428
Comprehensive income:
Net income	—	—	120,606	—		120,606
Foreign currency translation	—	—	—	1,046		1,046
Unrealized gain on interest rate swaps, net of tax expense of $4,447	—	—	—	7,656		7,656

Comprehensive income						129,308

Balance, March 31, 2010	$1,428	$1,745,512	$302,373	$(26,926	)(b)	$2,022,387

(a)	During the nine months ended March 31, 2009, other comprehensive loss consisted of a $22.2 million unrealized loss on interest rate swaps, net of tax benefit, and a $0.6 million foreign currency translation loss.

(b)	The balance in accumulated other comprehensive loss at March 31, 2010, June 30, 2009 and March 31, 2009 is comprised of $26.5 million, $34.2 million and $46.6 million of unrealized losses on interest rate swaps, net of tax benefit, respectively and $0.4 million, $1.4 million and $0.9 million of cumulative foreign currency translation losses, respectively.
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
Basis of presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2010 and 2009, the statements of operations for the three and nine months ended March 31, 2010 and 2009 and the statements of cash flows for the nine months ended March 31, 2010 and 2009. The statements of operations for the three and nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s prospectus dated October 1, 2009 for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2009 has been derived from the consolidated audited balance sheet included in the prospectus dated October 1, 2009 as filed with the SEC.
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
In November 2009, the Company guaranteed the indebtedness of wholly owned subsidiary Education Management LLC (“EM LLC”) and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the 8.75% senior notes due 2014 (the “Senior Notes”) and 10.25% senior subordinated notes due 2016 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”).
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The acquisition of the Company was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by EM LLC and the issuance by EM LLC and Education Management Finance Corp. of the Notes.
Initial public offering
In October 2009, the Company completed an initial public offering of 23.0 million shares of common stock, $0.01 par value, at a per share price of $18.00 (the “initial public offering”). Net proceeds to the Company, after transaction costs, totaled approximately $387.3 million. No Sponsor-owned shares were sold in connection with the initial public offering. After the consummation of the initial public offering, the equity funds controlled by the Sponsors owned approximately 69.2% of the Company’s outstanding common stock. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the Senior Subordinated Notes in a tender offer and $29.6 million was used to terminate a management agreement entered into with the Sponsors in connection with the Transaction.
The Company recognized several non-recurring expenses in the consolidated statement of operations as a direct result of the initial public offering, including a $44.8 million loss related to the early retirement of indebtedness, $15.2 million of previously unrecognized stock-based compensation costs due to the removal of certain conditions that existed related to the option holders’ inability to obtain fair value for stock options, and $29.6 million in advisory fees for the early termination of the management agreement with the Sponsors. In addition, the availability for borrowing under EM LLC’s revolving credit facility increased from $388.5 million to $442.5 million effective upon the closing of the initial public offering.
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
Reclassifications
Certain reclassifications of March 31, 2009 data have been made to conform to the March 31, 2010 presentation.
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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net income	$84,570	$44,127	$120,606	$83,126

Weighted average number of shares outstanding:
Basic	142,831	119,770	134,939	119,769
Effect of stock-based awards	1,105	—	736	—

Diluted	143,936	119,770	135,675	119,769

Earnings per share:
Basic	$0.59	$0.37	$0.89	$0.69
Diluted	$0.59	$0.37	$0.89	$0.69
Time-based options to purchase 1.6 million shares of common stock were outstanding for the three and nine months ended March 31, 2010 but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. Because certain performance and market conditions have not been met with respect to the Company’s performance-based options, as further described in Note 4 below, they were determined to be contingently issuable at March 31, 2010. As a result, time-based options that have a dilutive effect were the only options included in the diluted EPS calculation. In addition, all stock options for the fiscal 2009 periods were contingently issuable, and therefore were not included in the computation of diluted EPS in those periods.
4. SHARE-BASED PAYMENT
Upon completion of the initial public offering in October 2009, the Company recognized $15.2 million of previously deferred stock-based compensation costs due to the removal of certain conditions that existed related to the inability of option holders to obtain fair market value for stock options. During the nine months ended March 31, 2010, the Company recognized a total of approximately $19.4 million of stock-based compensation expense, $2.7 million of which was recorded in educational services expense and $16.7 million of which was recorded in general and administrative expense. During the three months ended March 31, 2010, the Company recognized a total of approximately $2.2 million of stock-based compensation expense, $0.3 million of which was recorded in educational services expense and $1.9 million of which was recorded in general and administrative expense. All of the expense recognized in the nine-month period related to time-based options and restricted stock.
Net of estimated forfeitures, the Company had $17.3 million of unrecognized compensation cost relating to time-based stock option and restricted stock awards and $11.6 million of unrecognized compensation cost related to performance-based stock option and other awards at March 31, 2010.
Approximately 60,000 time-based options were exercised during the nine-month period ended March 31, 2010.
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
At March 31, 2010, the Company considered the conditions entitling performance-based option holders to receive fair value for their options to be less than probable. Compensation expense on all performance-based option grants is not recognized until one of the conditions entitling option holders to fair value for exercised options becomes probable. Accordingly, the Company has not recognized compensation expense related to performance-based options granted since the Transaction.
Omnibus Long-Term Incentive Plan
In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Approximately 6.4 million shares of common stock have been reserved for issuance under the Omnibus Plan, which may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. Forfeitures of options under the Option Plan are added to the shares available for issuance under the Omnibus Plan.
During the nine months ended March 31, 2010, the Company granted 1.3 million of time-vested stock options under the Omnibus Plan. The options vest over a four year period and have an exercise price of $18.00 per share, the price at which shares were sold to the public in the initial public offering. These options were valued using the Black-Scholes method, and the Company used an estimated stock price volatility assumption of 44% and an expected term assumption of 6.25 years. In addition, approximately 20,000 shares of restricted stock, which vest one year from the date of grant, were issued under the Omnibus Plan. These shares of restricted stock were valued at the closing price of a share of the Company’s common stock on the date of grant, which averaged $21.89 per share.
Long Term Incentive Compensation Plan
In fiscal 2007, the Company adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”), which is accounted for as an equity-based plan. The LTIC Plan consists of a bonus pool that will be valued and paid in the Company’s common stock based on returns to the Principal Shareholders in connection with a change in control of the Company. Out of a total of 1,000,000 units authorized, approximately 733,000 units were outstanding under the LTIC Plan at March 31, 2010. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are not probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	March 31, 2010	June 30, 2009	March 31, 2009
Land	$17,861	$17,805	$17,805
Buildings and improvements	73,917	74,171	73,901
Leasehold improvements and capitalized lease costs	404,383	329,449	315,893
Furniture and equipment	117,117	97,783	95,593
Technology and other equipment	205,144	170,818	160,803
Software	53,083	45,651	40,702
Library books	33,551	29,778	28,566
Construction in progress	44,553	43,470	23,029

Total	949,609	808,925	756,292
Less accumulated depreciation	(315,022)	(227,960)	(223,457)

Property and equipment, net	$634,587	$580,965	$532,835

Depreciation and amortization of property and equipment was $28.6 million and $24.4 million, respectively, for the three months ended March 31, 2010 and 2009. Depreciation and amortization of property and equipment was $82.2 million and $69.9 million, respectively, for the nine months ended March 31, 2010 and 2009.
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
The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each fiscal year. During interim periods, the Company reviews forecasts, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the nine months ended March 31, 2010, the Company identified no such triggering events, and as a result, no impairments were recorded.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Intangible Assets
Intangible assets consisted of the following amounts (in thousands):

	March 31, 2010		June 30, 2009		March 31, 2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(1,278)	3,000	(1,028)	3,000	(944)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	30,935	(17,191)	27,974	(13,520)	26,446	(12,457)
Student contracts, applications and relationships	39,511	(33,687)	39,511	(32,479)	39,511	(30,723)
Favorable leases and other	16,425	(11,670)	16,351	(10,106)	16,318	(9,417)

Total intangible assets	$532,050	$(63,826)	$529,015	$(57,133)	$527,454	$(53,541)

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
Amortization of intangible assets for the three months ended March 31, 2010 and 2009 was $2.1 million and $4.3 million, respectively. Amortization of intangible assets for the nine months ended March 31, 2010 and 2009 was $6.7 million and $13.1 million, respectively.
Total estimated amortization on the Company’s existing intangible assets at March 31, 2010 for each of the years ending June 30, 2010 through 2014 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2010 (remainder)	$1,937
2011	8,044
2012	6,978
2013	4,631
2014	2,862
Thereafter	1,593

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	March 31, 2010	June 30, 2009	March 31, 2009
Payroll and related taxes	$67,775	$77,894	$51,791
Capital expenditures	11,187	8,032	7,403
Advertising	30,009	25,192	32,452
Interest	21,790	13,878	31,448
Benefits	9,569	8,597	10,023
Other	47,482	29,892	25,521

Total accrued liabilities	$187,812	$163,485	$158,638

In March 2010, the Company implemented a corporate services restructuring plan to improve operational efficiencies by realigning functions between corporate services and the Company’s education systems. As a result of the restructuring plan, the Company recorded a charge of $5.7 million in general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2010. This expense was recorded in accrued liabilities on the accompanying consolidated balance sheet and primarily relates to severance and benefit payments that will be made to terminated employees through the end of fiscal 2011.
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
Short-Term Debt:
No borrowings were outstanding at March 31, 2010 under the $442.5 million revolving credit facility as compared to outstanding balances of $100.0 million and $180.0 million, respectively, at June 30, 2009 and March 31, 2009. The interest rates on outstanding borrowings on the revolving credit facility at June 30, 2009 and March 31, 2009 were 3.75% and 2.31%, respectively. The applicable margin for borrowings under the revolving credit facility changes based on certain leverage ratios. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to certain covenants and financial ratios described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.
EM LLC had outstanding letters of credit of $210.7 million at March 31, 2010. The U.S. Department of Education requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit, which was $173.2 million at March 31, 2010, is currently set at 10% of the Title IV aid received by students attending the Company’s schools. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program, which is further described in Note 12. The Company has $231.8 million of additional borrowings available under the revolving credit facility at March 31, 2010. Subsequent to March 31, 2010, the U.S. Department of Education requested the Company increase its letter of credit as described in Note 15.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt:
The Company’s long-term debt consisted of the following amounts (in thousands):

	March 31, 2010	June 30, 2009	March 31, 2009
Senior secured term loan facility, due 2013	$1,117,940	$1,126,827	$1,129,790
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	47,680	385,000	385,000
Other	1,213	1,816	1,940

Total long-term debt	1,541,833	1,888,643	1,891,730
Less current portion	12,172	12,622	12,705

Total long term debt, less current portion	$1,529,661	$1,876,021	$1,879,025

During the nine months ended March 31, 2010, the Company purchased Senior Subordinated Notes with a total face value of approximately $337.4 million at a premium through two tender offer transactions. The Company recorded losses of $2.4 million and $47.2 million in the three and nine months ended March 31, 2010, respectively, on the early retirement of the Senior Subordinated Notes, which includes the acceleration of amortization on previously deferred debt fees of $0.3 million and $5.6 million, respectively.
The interest rate on the senior secured term loan facility, which equals LIBOR plus a margin spread of 1.75%, was 2.1% at March 31, 2010, 2.4% at June 30, 2009 and 3.0% at March 31, 2009.
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
The fair value of the interest rate swaps was $42.3 million, $54.4 million and $74.1 million at March 31, 2010, June 30, 2009 and March 31, 2009, respectively, which was recorded in other long-term liabilities on the accompanying consolidated balance sheets. The Company recorded an unrealized after-tax gain(loss) of $2.6 million and $(0.2) million for the three months ended March 31, 2010 and 2009, respectively, and $7.7 million and $(22.2) million for the nine months ended March 31, 2010 and 2009, respectively, in other comprehensive loss related to the change in market value of the swap agreements. Additionally, at March 31, 2010, there was a cumulative unrealized loss of $26.5 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
During the three and nine months ended March 31, 2010, the Company reclassified approximately $6.1 million and $17.8 million, respectively, from accumulated other comprehensive loss to the consolidated statement of operations, all of which was paid due to regularly recurring quarterly settlements of the interest rate swaps. Over the next twelve months, the Company estimates approximately $24.1 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at March 31, 2010.
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	March 31, 2010		June 30, 2009		March 31, 2009
	Carrying		Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Value	Fair Value
Interest rate swap liabilities	$42,319	$42,319	$54,421	$54,421	$74,057	$74,057
Variable rate debt	1,117,940	1,089,992	1,126,827	1,031,047	1,129,790	949,024
Fixed rate debt	423,893	437,082	761,816	738,916	761,940	720,040
The fair values of cash and cash equivalents, accounts receivable, borrowings under the revolving credit facility, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9. The fair values of the Company’s debt instruments are generally determined based on each instrument’s trading value at each reporting date.
11. INCOME TAXES
The Company’s effective tax rate was 22.6% and 28.7% for the three and nine months ended March 31, 2010 and 37.1% and 36.8% for the three and nine months ended March 31, 2009. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
As a result of the expiration of certain statutes of limitation with respect to the 2006 tax year, the Company’s liability for uncertain tax positions decreased by $16.3 million during the three months ended March 31, 2010, excluding interest and the indirect benefits associated with state income taxes of $1.6 million. As of March 31, 2010, the Company’s accrual for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes, was $7.8 million. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4.4 million within the next twelve months due to the expiration of certain statutes of limitation with respect to fiscal year 2007. If recognized, this benefit will be a discrete item in the third quarter of fiscal year 2011.
The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2006. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local income tax returns are generally closed for years through fiscal 2005.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
12. CONTINGENCIES
In August 2009, a complaint was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to State court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Ms. Powell-Kissinger as a defendant. The plaintiffs filed an amended complaint in state court in January 2010 adding three additional plaintiffs, among other things. The plaintiffs in the litigation are 18 former students who were enrolled in the Clinical Psychology doctoral program at the Argosy University Dallas campus. The complaint alleges that, prior to the plaintiffs’ enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation, American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs’ career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, lawsuits filed by three of the plaintiffs who signed arbitration agreements with Argosy University were remanded for binding arbitration. The remaining lawsuits in the Capalbo case were stayed pending the resolution of the three arbitrations.
In March 2010, the same counsel representing the plaintiffs in the Capalbo case filed a complaint in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy University, Education Management LLC and Education Management Corporation. In Adibian, three former students who were enrolled in the Clinical Psychology doctoral program at the Argosy University Dallas campus make similar allegations to those set forth in the Capalbo case and seek unspecified monetary compensatory and punitive damages.
In June 2009, a complaint was filed in the Twelfth Judicial Circuit of Tennessee by plaintiff The University of the South against defendants South University, LLC, Education Management LLC, and Education Management Corporation. In July 2009, defendants removed the case to the United States District Court for the Eastern District of Tennessee, Winchester Division. Plaintiff subsequently filed an amended complaint in which it alleges that defendants’ offering of psychology and interdisciplinary studies degrees under the South University name breaches a prior settlement and consent agreement entered into between the parties, and that the use of South University’s mark infringes on plaintiff’s federal and state trademark rights. Plaintiff also alleges that defendants’ actions constitute false designation of origin and unfair competition under federal law (Lanham Act) and unfair and deceptive trade practices under Tennessee state law. Plaintiff seeks an unspecified amount of damages, attorneys’ fees, and permanent injunction relief. In response to the amended complaint, Defendants Education Management LLC and Education Management Corporation filed a motion to dismiss the case against them for lack of personal jurisdiction. Their motion was granted and they were dismissed from the lawsuit. Defendant South University, LLC denies the allegations against it, and filed a counter-complaint alleging that plaintiff breached the settlement and consent agreement based on a failure of consideration and requesting declaratory judgment that plaintiff abandoned its mark and is engaging in trademark misuse, that the settlement and consent agreement has been terminated based on plaintiff’s abandonment of the asserted trademark, and that South University is not in breach of the contract, has not engaged unfair competition, and is not infringing on plaintiff’s mark. South University seeks damages in an unspecified amount, rescission of the Settlement and Consent Agreement, restitution, and attorneys’ fees. The plaintiff filed for a preliminary injunction against the defendant in November 2009 seeking, among other things, to enjoin the defendant from offering its psychology and interdisciplinary studies degree programs. No trial date has been set for the lawsuit.
On May 6, 2010, a qui tam action captioned Buchanan v. South University Online and Education Management Corporation filed under the False Claims Act in July 2007 was unsealed due to the U.S. Department of Justice’s decision to not intervene in the action at this time. The case, which is pending in the United States District Court for the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act and U.S. Department of Education regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds. The complaint, which was filed by a former admissions representative for the online programs offered by South University, outlines a theory of damages based upon Title IV funding disbursements to the Company over a number of years and asserts the plaintiff is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The Company believes the claims to be without merit and intends to defend this action vigorously.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of the false claims and deceptive marketing practices. NEIA intends to fully cooperate with the Attorney General in connection with its investigation of NEIA’s student lending practices to the extent further cooperation is required.
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
In August 2008, the Company introduced the Education Finance Loan program with a private lender, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchases loans that are originated by a private lender. As of March 31, 2010, the Company is committed to purchase less than $40 million of loans during the remainder of fiscal 2010 and 2011.
13. RELATED PARTY TRANSACTIONS
In September 2009, South University LLC, a wholly-owned subsidiary of the Company, renewed a long term leasing arrangement of two buildings from two separate entities owned by John T. South, who is one of the Company’s executive officers. Annual rent payments under this lease, which begins June 1, 2010, will approximate $2.2 million.
In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay annual advisory fees of $5.0 million to the Sponsors. This agreement included customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. Upon the completion of the initial public offering, the Company terminated the agreement with the Sponsors and paid a non-recurring fee of $29.6 million. This has been included in management fees paid to affiliates in the accompanying consolidated statements of operations for nine months ended March 31, 2010.
An affiliate of one of the Sponsors participated as one of the joint book-running managers of the Company’s initial public offering. This affiliate was paid $5.5 million pursuant to a customary underwriting agreement among the Company and several underwriters. This fee was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as it reduced the net proceeds received from the initial public offering. In addition, the Company paid an affiliate of one of the Sponsors approximately $0.5 million in tender offer fees related to the two debt repurchases that occurred during the nine-month period ended March 31, 2010. These fees were recorded in general and administrative expense in the consolidated statement of operations.
In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 9.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
In November 2009, the Company became a guarantor of the Notes. The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”) as of March 31, 2010, June 30, 2009 and March 31, 2009. The results of operations for the three and nine month periods ended March 31, 2010 and 2009 and the condensed statements of cash flows for the nine month periods ended March 31, 2010 and 2009 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”).
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$402,671	$4,685	$18,867	$—	$426,223	$46,414	$—	$472,637
Restricted cash	737	500	25,245	—	26,482	—	—	26,482
Notes, advances and trade receivables, net	14,900	96	97,235	—	112,231	2	—	112,233
Inventories	—	168	13,074	—	13,242	—	—	13,242
Other current assets	28,492	615	61,655	—	90,762	—	—	90,762

Total current assets	446,800	6,064	216,076	—	668,940	46,416	—	715,356

Property and equipment, net	55,787	6,610	572,190	—	634,587	—	—	634,587
Intangible assets, net	2,829	67	465,328	—	468,224	—	—	468,224
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	937,892	(62,315)	(1,277,814)	—	(402,237)	402,237	—	—
Other long-term assets	41,276	35,295	5,598	—	82,169	(1)	—	82,168
Investment in subsidiaries	1,835,815	—	—	(1,835,815)	—	1,573,920	(1,573,920)	—

Total assets	$3,327,727	$(14,279)	$2,553,181	$(1,835,815)	$4,030,814	$2,022,572	$(1,573,920)	$4,479,466

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$322	$—	$12,172	$—	$—	$12,172
Accounts payable, accrued and other current liabilities	162,718	3,934	349,157	—	515,809	185	—	515,994

Total current liabilities	174,568	3,934	349,479	—	527,981	185	—	528,166

Long-term debt, less current portion	1,528,770	—	891	—	1,529,661	—	—	1,529,661
Other long-term liabilities	66,066	7,395	147,403	—	220,864	—	—	220,864
Deferred income taxes	(15,597)	(12,206)	206,191	—	178,388	—	—	178,388

Total liabilities	1,753,807	(877)	703,964	—	2,456,894	185	—	2,457,079

Total shareholders’ equity (deficit)	1,573,920	(13,402)	1,849,217	(1,835,815)	1,573,920	2,022,387	(1,573,920)	2,022,387

Total liabilities and shareholders’ equity (deficit)	$3,327,727	$(14,279)	$2,553,181	$(1,835,815)	$4,030,814	$2,022,572	$(1,573,920)	$4,479,466

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$475,979	$614	$7,394	$—	$483,987	$41,723	$—	$525,710
Restricted cash	311	—	35,866	—	36,177	—	—	36,177
Notes, advances and trade receivables, net	(402)	47	79,103	—	78,748	15	—	78,763
Inventories	—	—	10,635	—	10,635	—	—	10,635
Other current assets	16,533	686	38,188	—	55,407	—	—	55,407

Total current assets	492,421	1,347	171,186	—	664,954	41,738	—	706,692

Property and equipment, net	48,472	6,137	478,226	—	532,835	—	—	532,835
Intangible assets, net	399	61	473,453	—	473,913	—	—	473,913
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,551,643	(13,211)	(1,537,932)	—	500	(500)	—	—
Other long-term assets	50,645	1,764	5,227	—	57,636	—	—	57,636
Investment in subsidiaries	1,547,113	—	—	(1,547,113)	—	1,411,452	(1,411,452)	—

Total assets	$3,698,021	$(3,902)	$2,161,963	$(1,547,113)	$4,308,969	$1,452,690	$(1,411,452)	$4,350,207

Liabilities and shareholders’ equity (deficit)
Current:
Short-term and current portion of long-term debt	$191,913	$—	$792	$—	$192,705	$—	$—	$192,705
Accounts payable, accrued and other current liabilities	126,473	4,739	314,021	—	445,233	185	—	445,418

Total current liabilities	318,386	4,739	314,813	—	637,938	185	—	638,123

Long-term debt, less current portion	1,877,888	—	1,137	—	1,879,025	—	—	1,879,025
Other long-term liabilities	110,334	3,305	101,787	—	215,426	—	—	215,426
Deferred income taxes	(20,039)	72	185,095	—	165,128	—	—	165,128

Total liabilities	2,286,569	8,116	602,832	—	2,897,517	185	—	2,897,702

Total shareholders’ equity (deficit)	1,411,452	(12,018)	1,559,131	(1,547,113)	1,411,452	1,452,505	(1,411,452)	1,452,505

Total liabilities and shareholders’ equity (deficit)	$3,698,021	$(3,902)	$2,161,963	$(1,547,113)	$4,308,969	$1,452,690	$(1,411,452)	$4,350,207

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(1,232)	$669,128	$—	$667,896	$—	$—	$667,896
Costs and expenses:
Educational services	17,068	(738)	306,816	—	323,146	—	—	323,146
General and administrative	(19,587)	(94)	194,070	—	174,389	57	—	174,446
Management fees paid to affiliates	—	—	—	—	—	—	—	—
Depreciation and amortization	4,570	59	26,045	—	30,674	—	—	30,674

Total costs and expenses	2,051	(773)	526,931	—	528,209	57	—	528,266

Income (loss) before interest, loss on early retirement of debt and income taxes	(2,051)	(459)	142,197	—	139,687	(57)	—	139,630
Interest (income) expense, net	27,811	(560)	688	—	27,939	(6)	—	27,933
Loss on early retirement of debt	2,445	—	—	—	2,445	—	—	2,445
Equity in earnings of subsidiaries	(123,604)	—	—	123,604	—	(84,621)	84,621	—

Income (loss) before income taxes	91,297	101	141,509	(123,604)	109,303	84,570	(84,621)	109,252
Provision for income taxes	6,676	168	17,838	—	24,682	—	—	24,682

Net income (loss)	$84,621	$(67)	$123,671	$(123,604)	$84,621	$84,570	$(84,621)	$84,570

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(613)	$536,051	$—	$535,438	$—	$—	$535,438
Costs and expenses:
Educational services	11,165	(867)	258,201	—	268,499	—	—	268,499
General and administrative	(18,281)	903	146,592	—	129,214	58	—	129,272
Management fees paid to affiliates	1,250	—	—	—	1,250	—	—	1,250
Depreciation and amortization	3,805	43	24,980	—	28,828	—	—	28,828

Total costs and expenses	(2,061)	79	429,773	—	427,791	58	—	427,849

Income (loss) before interest and income taxes	2,061	(692)	106,278	—	107,647	(58)	—	107,589
Interest (income) expense, net	36,728	—	726	—	37,454	(54)	—	37,400
Equity in earnings of subsidiaries	(66,599)	—	—	66,599	—	(44,129)	44,129	—

Income (loss) before income taxes	31,932	(692)	105,552	(66,599)	70,193	44,125	(44,129)	70,189
Provision for (benefit from) income taxes	(12,197)	(255)	38,516	—	26,064	(2)	—	26,062

Net income (loss)	$44,129	$(437)	$67,036	$(66,599)	$44,129	$44,127	$(44,129)	$44,127

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(4,691)	$1,862,455	$—	$1,857,764	$—	$—	$1,857,764
Costs and expenses:
Educational services	43,242	(3,264)	894,147	—	934,125	—	—	934,125
General and administrative	(54,293)	297	545,433	—	491,437	171	—	491,608
Management fees paid to affiliates	32,055	—	—	—	32,055	—	—	32,055
Depreciation and amortization	13,472	186	75,244	—	88,902	—	—	88,902

Total costs and expenses	34,476	(2,781)	1,514,824	—	1,546,519	171	—	1,546,690

Income (loss) before interest, loss on early retirement of debt and income taxes	(34,476)	(1,910)	347,631	—	311,245	(171)	—	311,074
Interest (income) expense, net	93,334	(768)	2,130	—	94,696	(44)	—	94,652
Loss on early retirement of debt	47,207	—	—	—	47,207	—	—	47,207
Equity in earnings of subsidiaries	(245,451)	—	—	245,451	—	(120,703)	120,703	—

Income (loss) before income taxes	70,434	(1,142)	345,501	(245,451)	169,342	120,576	(120,703)	169,215
Provision for (benefit from) income taxes	(50,269)	(328)	99,236	—	48,639	(30)	—	48,609

Net income (loss)	$120,703	$(814)	$246,265	$(245,451)	$120,703	$120,606	$(120,703)	$120,606

CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$4,617	$1,487,267	$—	$1,491,884	$—	$—	$1,491,884
Costs and expenses:
Educational services	33,320	2,992	751,317	—	787,629	—	—	787,629
General and administrative	(48,723)	2,400	416,146	—	369,823	172	—	369,995
Management fees paid to affiliates	3,750	—	—	—	3,750	—	—	3,750
Depreciation and amortization	11,323	134	71,550	—	83,007	—	—	83,007

Total costs and expenses	(330)	5,526	1,239,013	—	1,244,209	172	—	1,244,381

Income (loss) before interest and income taxes	330	(909)	248,254	—	247,675	(172)	—	247,503
Interest (income) expense, net	114,117	—	2,193	—	116,310	(296)	—	116,014
Equity in earnings of subsidiaries	(155,858)	—	—	155,858	—	(83,049)	83,049	—

Income (loss) before income taxes	42,071	(909)	246,061	(155,858)	131,365	83,173	(83,049)	131,489
Provision for (benefit from) income taxes	(40,978)	(334)	89,628	—	48,316	47	—	48,363

Net income (loss)	$83,049	$(575)	$156,433	$(155,858)	$83,049	$83,126	$(83,049)	$83,126

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(55,044)	$(24,367)	$419,098	$339,687	$470	$340,157

Cash flows from investing activities
Expenditures for long-lived assets	(10,534)	(1,248)	(108,043)	(119,825)	—	(119,825)
Other investing activities	—	—	(8,229)	(8,229)	—	(8,229)

Net cash flows used in investing activities	(10,534)	(1,248)	(116,272)	(128,054)	—	(128,054)

Cash flows from financing activities
Net repayments of debt and other	(490,243)	—	(598)	(490,841)	—	(490,841)
Net proceeds from issuance of common stock, including stock option exercises	—	—	—	—	387,998	387,998
Intercompany transactions	942,703	29,819	(588,707)	383,815	(383,815)	—

Net cash flows provided by (used in) financing activities	452,460	29,819	(589,305)	(107,026)	4,183	(102,843)

Effect of exchange rate changes on cash and cash equivalents	—	—	59	59	—	59

Increase (decrease) in cash and cash equivalents	386,882	4,204	(286,420)	104,666	4,653	109,319
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$402,671	$4,685	$18,867	$426,223	$46,414	$472,637

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2009 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(30,758)	$1,674	$343,659	$314,575	$342	$314,917

Cash flows from investing activities
Expenditures for long-lived assets	(8,914)	(1,128)	(87,943)	(97,985)	—	(97,985)
Other investing activities	—	—	(19,191)	(19,191)	—	(19,191)

Net cash flows used in investing activities	(8,914)	(1,128)	(107,134)	(117,176)	—	(117,176)

Cash flows from financing activities
Net proceeds from (payments of) debt and other	50,208	(1)	(809)	49,398	—	49,398
Intercompany transactions	463,132	(66)	(463,066)	—	—	—

Net cash flows provided by (used in) financing activities	513,340	(67)	(463,875)	49,398	—	49,398

Effect of exchange rate changes on cash and cash equivalents	—	—	1,163	1,163	—	1,163

Increase (decrease) in cash and cash equivalents	473,668	479	(226,187)	247,960	342	248,302
Beginning cash and cash equivalents	2,311	135	233,581	236,027	41,381	277,408

Ending cash and cash equivalents	$475,979	$614	$7,394	$483,987	$41,723	$525,710

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
15. SUBSEQUENT EVENTS
On May 7, 2010, the U.S. Department of Education requested the Company increase its letter of credit to $259.8 million based on 10% of projected Title IV aid to be received by students attending the Company’s institutions during fiscal 2011. In response, the size of the letter of credit issued to the U.S. Department of Education will be increased by $86.6 million by June 4, 2010. As described in Note 8, letters of credit reduce availability under the Company’s revolving credit facility. Immediately following this increase, the Company will have $145.2 million of additional borrowings available under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table presents the relationship of each item in the consolidated statements of operations for the three and nine month periods ended March 31, 2010 and 2009 as a percentage of net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Educational services	48.4%	50.1%	50.3%	52.8%
General and administrative	26.1%	24.1%	26.5%	24.7%
Management fees paid to affiliates	0.0%	0.2%	1.7%	0.3%
Depreciation and amortization	4.6%	5.4%	4.8%	5.6%

Total costs and expenses	79.1%	79.8%	83.3%	83.4%

Income before interest, loss on early retirement of debt and income taxes	20.9%	20.2%	16.7%	16.6%
Interest expense, net	4.2%	7.0%	5.1%	7.8%
Loss on early retirement of debt	0.4%	0.0%	2.5%	0.0%

Income before income taxes	16.3%	13.2%	9.1%	8.8%
Provision for income taxes	3.7%	4.9%	2.6%	3.2%

Net income	12.6%	8.3%	6.5%	5.6%

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Net revenues for the three months ended March 31, 2010 increased 24.7% to $667.9 million, compared to $535.4 million in the same period a year ago. The January starting student enrollment increased 22.4% in the current year quarter compared to the prior year quarter due primarily to growth at existing schools aided by the introduction of new academic programs, the growth in our fully online programs and the opening of new school locations. In addition, tuition rates increased approximately 6% in the current quarter compared to the fiscal 2009 quarter. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

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
Educational services expense increased by $54.6 million, or 20.4%, to $323.1 million in the current quarter due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 176 basis points from the quarter ended March 31, 2009 to the current quarter.
Salaries and benefits expense decreased by 154 basis points from the prior year quarter. This decrease was primarily due to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs. We also experienced operating leverage on rent associated with our schools, which decreased 62 basis points as a percentage of net revenues to $42.0 million in the current quarter compared to $37.0 million in the prior year quarter. We also experienced a decrease of 59 basis points from the prior year quarter in fees paid to private lenders to originate loans obtained by our students. This trend is discussed more fully in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity - Federal Family Education Loan Program and Private Student Loans”.
Bad debt expense was $28.0 million, or 4.2% of net revenues, in the current quarter compared to $17.8 million, or 3.3% of net revenues, in the prior period, which represented an increase of 88 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates, prevailing economic conditions and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. In addition, allowances recorded in connection with our Education Finance Loan program negatively impacted bad debt expense. The remaining net increase of 11 basis points in educational services expense in the current quarter was the result of a decrease in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.
General and administrative expense was $174.5 million for the current quarter, an increase of 34.9% from $129.3 million in the prior year quarter. As a percentage of net revenues, general and administrative expense increased 198 basis points compared to the quarter ended March 31, 2009. During the current quarter, we implemented a corporate services restructuring plan designed to improve operational efficiencies by realigning functions between corporate services and our education systems. As a result of the restructuring plan, we recorded a non-recurring charge of $5.7 million.

After adjusting for the costs described above, general and administrative expense increased by 112 basis points in the current period compared to the prior year period. The increase was primarily the result of recording non-cash equity-based compensation expense of $1.7 million, or a 26 basis point increase from the prior year quarter. Equity-based compensation expense was not required to be recorded in the prior fiscal year due to the existence of certain conditions associated with the options that were removed upon the completion of the initial public offering. There was also a 22 basis point increase in total marketing and admissions costs, which were 21.6% of net revenues in the current quarter compared to 21.4% of net revenues in the prior year quarter. The remaining net increase of 64 basis points compared to the prior year quarter was primarily the result of net increases in other items including benefits, insurance and legal costs.
Management fees paid to affiliates
For the quarter ended March 31, 2009, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors under an agreement executed in connection with the Transaction. In connection with the initial public offering, the management agreement was terminated in October 2009 and no expense was incurred for the quarter ended March 31, 2010.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $30.7 million in the current quarter, an increase of 6.4% from the prior year quarter. As a percentage of net revenues, depreciation and amortization expense decreased by 79 basis points compared to the prior year quarter, due to leverage in relation to revenue growth and a reduction in amortization of intangible assets due primarily to the expiration in June 2009 of an intangible asset recorded in connection with the Transaction.
Interest expense, net
Net interest expense was $27.9 million in the current quarter, a decrease of $9.5 million from the prior year quarter. The decrease in net interest expense is primarily related to the early retirement of $316.0 million of the Senior Subordinated Notes in connection with the initial public offering in October 2009 and a lower interest rate on our term loan during the current quarter compared to the prior year quarter.
Loss on early retirement of debt
During the quarter ended March 31, 2010, we purchased Senior Subordinated Notes with a face value of approximately $21.4 million, on which we recorded a loss of $2.4 million.
Provision for income taxes
Our effective tax rate was 22.6% for the three months ended March 31, 2010 as compared to 37.1% for the same period in the prior year. The effective tax rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
The decrease in the effective tax rate for the three months ended March 31, 2010 as compared to the prior year quarter was primarily due to a $16.3 million decrease in the liability for uncertain tax positions and $1.6 million of interest and the indirect benefits associated with state income taxes as the result of the expiration of certain statutes of limitation with respect to fiscal year 2006.

Nine months ended March 31, 2010 compared to the nine months ended March 31, 2009
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Net revenues for the nine months ended March 31, 2010 increased 24.5% to $1,857.8 million, compared to $1,491.9 million in the same period a year ago. Average student enrollment increased 22.7% in the current year period compared to the prior year period primarily due to growth at existing schools aided by the introduction of new academic programs, the growth in our fully online programs and the opening of new school locations. In addition, tuition rates increased approximately 6% in the current period compared to the prior year period. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools.
Educational services expense
Educational services expense increased by $146.5 million, or 18.6%, to $934.1 million in the current year period due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 251 basis points in the current nine month period compared to the nine months ended March 31, 2009.
Salaries and benefits expense decreased by 164 basis points from the prior year period due primarily to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs. We also experienced operating leverage on rent associated with our schools, which decreased 64 basis points as a percentage of net revenues to $124.4 million in the current year period compared to $109.5 million in the prior year period. Additionally, costs related to outside services and insurance, utilities and information technology maintenance decreased 50 basis points in the current period compared to the prior year period. We also experienced a decrease of 30 basis points from the prior year period in fees paid to private lenders to originate loans obtained by our students. This trend is discussed more fully in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity - Federal Family Education Loan Program and Private Student Loans”.
Bad debt expense was $78.6 million, or 4.2% of net revenues, in the current period compared to $52.8 million, or 3.5% of net revenues, in the prior year period, which represented an increase of 69 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates, prevailing economic conditions and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. In addition, allowances recorded in connection with our Education Finance Loan program negatively impacted bad debt expense. The remaining net decrease of 12 basis points in educational services expense in the current period was the result of a decrease in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense was $491.6 million for the current period, an increase of 32.9% from $370.0 million in the prior year period. As a percentage of net revenues, general and administrative expense increased 166 basis points compared to the prior year period. During the current period, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with the options which were removed upon the completion of the initial public offering. We also incurred $1.0 million of legal costs and other fees associated with the repurchases of $337.4 million of Senior Subordinated Notes. Further, in March 2010 we implemented a corporate services restructuring plan that was designed to improve operational efficiencies and to support the growth of our education systems. As a result of the restructuring plan, we recorded a non-recurring charge of $5.7 million.
After adjusting for the costs described above, general and administrative expense increased by 59 basis points in the current period compared to the prior year period. We incurred non-cash equity-based compensation expense of $3.3 million, or an 18 basis point increase since this was not required to be recorded in the prior year period.

Marketing and admissions costs were 21.9% of net revenues in the current nine month period compared to 22.0% of net revenues in the prior year period, or a decrease of two basis points. The remaining net increase of 43 basis points in the current nine-month period was primarily the result of increases in other items including benefits and legal costs.
Management fees paid to affiliates
For the nine-month period ended March 31, 2010, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $88.9 million in the current period, an increase of 7.1% from the prior year period. As a percentage of net revenues, depreciation and amortization expense decreased by 78 basis points compared to the prior year period, due to leverage in relation to revenue growth and a reduction in amortization of intangible assets due primarily to the expiration in June 2009 of an intangible asset recorded in connection with the Transaction.
Interest expense, net
Net interest expense was $94.7 million in the current period, a decrease of $21.4 million from the prior year period. The decrease in net interest expense is primarily related to the early retirement of $316.0 million of the Senior Subordinated Notes in connection with the initial public offering in October 2009 and a lower interest rate on our term loan during the current year period compared to the prior year period.
Loss on early retirement of debt
During the nine months ended March 31, 2010, we purchased Senior Subordinated Notes with a face value of approximately $337.4 million through two tender offer transactions. We recorded a loss of $47.2 million during this period on the early retirement of these notes, which was comprised of a premium of $41.6 million over face value to repurchase debt and accelerated amortization on the prorated portion of deferred financing costs related to these notes of $5.6 million.
Provision for income taxes
Our effective tax rate was 28.7% for the nine months ended March 31, 2010 as compared to 36.8% for the same period in the prior year. The effective tax rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
The decrease in the effective tax rate for the nine months ended March 31, 2010 as compared to the prior year period was primarily due to a $16.3 million decrease in the liability for uncertain tax positions and $1.6 million of interest and the indirect benefits associated with state income taxes as the result of the expiration of certain statutes of limitation with respect to fiscal year 2006.
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

Operating cash flows
Cash flow from operations for the nine month period ended March 31, 2010 was $340.2 million, including the effect of a non-recurring $29.6 million cash payment to terminate the Sponsor management agreement in connection with the initial public offering, compared to $314.9 million in the prior year period. The increase in operating cash flows as compared to the prior year period was primarily related to improved operating performance compared to the prior year period and a reduction of $11.2 million in the amount of interest paid on our debt compared to the prior year period as a result of debt repurchases and lower interest rates.
Days sales outstanding (“DSO”) in receivables increased to 15.1 days at March 31, 2010 compared to 12.8 days at March 31, 2009. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year.
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
In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative or private loan providers. Private loans help bridge the funding gap created by tuition rates that have risen more quickly than federally-guaranteed student loans. In addition, we introduced the Education Finance Loan program in August 2008, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. We purchased loans totaling $51.5 million and $3.2 million during the nine-month periods ended March 31, 2010 and 2009, respectively related to the Education Finance Loan program.
We have accrued a total of $7.8 million as of March 31, 2010 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur.
Investing cash flows
Capital expenditures were $119.8 million, or 6.4% of net revenues, for the nine month period ended March 31, 2010, compared to $98.0 million, or 6.6% of net revenues, for the prior year period. During fiscal 2010, we have continued to invest both in new facilities and in the expansion of existing facilities. We expect capital expenditures in fiscal 2010 to approximate 7.0% of net revenues compared to 7.5% of net revenues in fiscal 2009.
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

Financing cash flows
In October 2009, we consummated an initial public offering of 23.0 million shares of our common stock for net proceeds of approximately $387.3 million. The proceeds were primarily used to purchase a face value of $316.0 million of the Senior Subordinated Notes in a tender offer for $355.5 million and to pay $29.6 million to terminate a management agreement entered into with the Sponsors in connection with the Transaction. In addition, we purchased Senior Subordinated Notes with a face value of approximately $21.4 million through a tender offer during the quarter ended March 31, 2010.
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At March 31, 2010, we had $1,541.8 million in aggregate indebtedness outstanding. After giving effect to outstanding letters of credit, we had $231.8 million of additional borrowing capacity on this facility at March 31, 2010. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.
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
We may issue up to $375.0 million of letters of credit under the revolving credit facility. We have outstanding letters of credit of $210.7 million at March 31, 2010. We are required to maintain a letter of credit with the U.S. Department of Education due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit, which was $173.2 million at March 31, 2010, is set at 10% of the Title IV aid received by students attending our schools. The majority of the remainder of the outstanding letters of credit at March 31, 2010 relate to obligations to purchase loans under the Education Finance Loan program. On May 7, 2010, the U.S. Department of Education requested us to increase our letter of credit to $259.8 million by June 4, 2010 based on projected Title IV aid to be received by students attending our institutions during fiscal 2011. Immediately following this increase, we will have $145.2 million of additional borrowings available under the revolving credit facility.
In November 2009, Education Management Corporation guaranteed the Notes. At March 31, 2010, total indebtedness outstanding under the Notes was $422.7 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
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

With the enactment of the Ensuring Continued Access to Student Loans Act of 2008, the U.S. government has made additional financial aid available to students in order to meet rising post-secondary education costs and decreased availability of private loans. Effective July 1, 2008, the annual unsubsidized Stafford loans made available to all undergraduate students under the FFEL and Direct Loan program increased by $2,000. On July 1, 2009, the maximum amount of availability of a Pell grant increased to $5,350 per year from a maximum of $4,731 per year in fiscal 2009. In addition, with the enactment of the Higher Education Opportunity Act of 2008, effective July 1, 2009 students are eligible for up to two annual scheduled Pell Grant awards, which should encourage students to accelerate their programs. The maximum Pell grant available to eligible students is scheduled to increase to $5,550 per award year effective July 1, 2010.
The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in recent periods. In particular, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy the new standard underwriting, we pay credit enhancement fees to certain lenders (including SLM Corporation, or “Sallie Mae”) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and are continuing their education but who do not satisfy Sallie Mae’s current standard underwriting criteria expires in June 2010. As the number of students receiving loans through this program has decreased substantially throughout fiscal 2009 and 2010, we do not expect to extend this program beyond June 2010.
The reliance by students attending our schools on private loans decreased substantially during fiscal 2009 due to the increased availability of federal aid and certain operating initiatives. Excluding activity under our Education Finance Loan program, private loans accounted for approximately 13% of our net revenues in fiscal 2009 as compared to approximately 22% in fiscal 2008. This trend of decreasing reliance on private loans continued during the first nine months of fiscal 2010, as private loans accounted for approximately 5% of net revenues as compared to approximately 15% of net revenues in the first nine months of fiscal 2009.
We introduced the Education Finance Loan program through a private lender in August 2008 due to tightened credit markets facing our students. This program enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. Aid awarded under the Education Finance Loan program represented approximately 1.0% and 3.0% as a percentage of net revenues during fiscal 2009 and the first nine months of 2010, respectively. We estimate that total aid awarded under this program during fiscal 2010 will be approximately $70 million.
The Education Finance Loan program adversely impacts our liquidity and exposes us to new and greater credit risk because we own loans to our students. This financing provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which has resulted in an increase in our bad debt expense as a percentage of net revenues compared to prior fiscal years. While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Contingencies
Refer to Item 1 — “Financial Statements — Note 12, Contingencies”.
New Accounting Standards Not Yet Adopted
Refer to Item 1 — “Financial Statements — Note 2, Recent Accounting Pronouncements”.
Non-GAAP Financial Measures
We use EBITDA, defined as net income plus interest expense, net, loss on early retirement of debt, income taxes, depreciation and amortization, to measure operating performance. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for our discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.
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

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net income	$84.6	$44.1	$120.6	$83.1
Interest expense, net	27.9	37.4	94.7	116.0
Loss on early retirement of debt (1)	2.4	0.0	47.2	0.0
Provision for income taxes	24.7	26.1	48.6	48.4
Depreciation and amortization	30.7	28.8	88.9	83.0

EBITDA	$170.3	$136.4	$400.0	$330.5

(1)	In connection with the initial public offering in October 2009, we retired $316.0 million of the Senior Subordinated Notes in a tender offer. We also purchased Senior Subordinated Notes with a face value of $21.4 million in the third quarter of fiscal 2010 through another tender offer.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other tests of financial condition. At March 31, 2010, Education Management LLC was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.

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

For the twelve
months ended
March 31,
2010

Net income	$141.9
Interest expense, net	132.0
Loss on early retirement of debt (1)	47.2
Provision for income taxes	61.5
Depreciation and amortization	118.2

EBITDA	500.8

Reversal of impact of unfavorable leases (2)	(0.9)
Management fees paid to affiliates (3)	33.3
Severance and relocation	7.0
Non-cash compensation	19.4
Capital taxes	5.0
Other	6.9

Adjusted EBITDA — Covenant Compliance	$571.5

(1)	In connection with the initial public offering in October 2009, we retired $316.0 million of the Senior Subordinated Notes in a tender offer. We also purchased Senior Surbordinated Notes with a face value of $21.4 million in the third quarter of fiscal 2010 through another tender offer.

(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required as part of the Transaction.

(3)	Represents fees incurred under a management advisory agreement with the Sponsors. Upon the completion of our initial public offering, we terminated the agreement with the Sponsors for a fee of $29.6 million.
Our covenant requirements and actual ratios for the twelve months ended March 31, 2010 are as follows:

	Covenant	Actual
Senior secured credit facility	Requirements	Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.00x	4.31x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 5.75x	1.95x

Certain Risks and Uncertainties
Certain of the matters we discuss in this report may constitute forward-looking statements. Forward-looking statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time we make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include: our high degree of leverage; our ability to generate sufficient cash to service all of our debt obligations; general economic and market conditions; the condition of the post-secondary education industry; changes to rules and regulations that affect our business by the U.S. Department of Education, accrediting agencies and state licensing bodies; the integration of acquired businesses, the performance of acquired businesses, and the prospects for future acquisitions; the effect of war, terrorism, natural disasters or other catastrophic events; the effect of disruptions to our systems and infrastructure; the timing and magnitude of student enrollment; the timing and scope of technological advances; the trend in information availability toward solutions utilizing more dedicated resources; the market and credit risks associated with the post-secondary education industry; the ability to retain and attract students and key personnel; and risks relating to the foreign countries where we transact business. The factors described in this paragraph and other factors that may affect our business or future financial results are discussed in our filings with the Securities and Exchange Commission, including this report.

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
At March 31, 2010, we had total debt obligations of $1,541.8 million, including $1,117.9 million of variable rate debt under the senior secured credit facility at a weighted average interest rate of 6.4%. A hypothetical change of 1.25% in interest rates from March 31, 2010 levels would have increased or decreased interest expense by approximately $3.4 million for the variable rate debt in the nine month period ended March 31, 2010.
Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At March 31, 2010, we had variable rate debt of $367.9 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three month LIBOR and make payments based on a fixed rate of 5.4%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated as and qualify as cash flow hedges. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
For the nine-month period ended March 31, 2010, we recorded an unrealized after-tax gain of $7.7 million in other comprehensive loss related to the change in market value of the interest rate swaps. The cumulative unrealized loss of $26.5 million, net of tax, at March 31, 2010 related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.

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
Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under the regulations. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification and may be subject to other sanctions. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For those of our institutions that disbursed federal financial aid during fiscal 2009, the percentage of revenues derived from Title IV programs ranged from approximately 55% to 86%, with a weighted average of approximately 70% as compared to a weighted average of approximately 65% in fiscal 2008. We anticipate that our 90/10 rates will continue to increase in fiscal 2010 due to recent increases in grants from the Federal Pell Grant (“Pell”) program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2010 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during fiscal 2010 which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. In prior years, similar changes to operations resulted in lower 90/10 rates at our institutions where we implemented such changes. Completion of our proposed internal restructuring requires the prior approval of the U.S. Department of Education, as well as approvals from certain accrediting bodies and state licensing agencies, some of which must be obtained prior to the restructuring. Failure to obtain U.S. Department of Education or other required approvals prior to the end of our fiscal year may result in failure of some of our institutions to comply with the 90/10 Rule. Additionally, the HEA reauthorization includes relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. Continued decreases in the availability of state grants would also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. We continue to monitor the compliance with the 90/10 Rule by each of our institutions and assess the impact of increased financial aid received by our students under the current rule. If any of our institutions violates the 90/10 Rule for at least two years, its ineligibility to participate in Title IV programs could have a material adverse effect on our enrollments, revenues and results of operations.

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
Date: May 11, 2010