Form 10-K
period 2010-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2010-09-01
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No: 001-34466

EDUCATION MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	21-1119571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

210 Sixth Avenue, Pittsburgh, PA, 33rd Floor	15222
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 562-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant at June 30, 2010 was approximately $352,020,000. The number of shares of common stock outstanding on August 31, 2010 was 142,874,389 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2010 annual meeting of shareholders are incorporated by reference into Part III.

PART I
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10-K. Some of the factors that we believe could affect our results include:
•	compliance with extensive federal, state and accrediting agency regulations and requirements;
•	our ability to maintain eligibility to participate in Title IV programs;
•	government and regulatory changes including revised interpretations of regulatory requirements that affect the post-secondary education industry and new regulations currently proposed by the U.S. Department of Education;
•	regulatory and accrediting agency approval of transactions involving a change of ownership or control or a change in our corporate structure;
•	damage to our reputation or our regulatory environment caused by actions of other for-profit institutions;
•	availability of private loans for our students;
•	loans provided to students under our Education Finance Loan program with a private lender;
•	effects of a general economic slowdown or recession in the United States or abroad;
•	disruptions in the credit and equity markets worldwide;
•	difficulty in opening additional schools and expanding online academic programs;
•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost-effective manner;
•	failure to effectively market and advertise to new students;
•	decline in the overall growth of enrollment in post-secondary institutions;
•	our ability to manage our substantial leverage;
•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;
•	our ability to keep pace with changing market needs and technology;
•	our ability to raise additional capital in the future in light of our substantial leverage;
•	our ability to effectively manage our growth;

•	capacity constraints or system disruptions to our online computer networks;
•	the vulnerability of our online computer networks to security risks;
•	failure to attract, retain and integrate qualified management personnel;
•	our ability to integrate acquired schools;
•	inability to operate schools due to a natural disaster;
•	competitors with greater resources;
•	risks inherent in non-domestic operations; and
•	the other factors set forth under “Risk Factors”.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1. BUSINESS
On June 1, 2006, EDMC was acquired by a consortium of private investors through a merger of an acquisition company into EDMC, with EDMC surviving the merger. We sometimes refer to that transaction in this Form 10-K as the “Transaction”. Our principal shareholders are private equity funds affiliated with Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners, which we refer to in this Form 10-K collectively as the “Sponsors”. As used in this Form 10-K, unless otherwise stated or the context otherwise requires, references to “we”, “us”, “our”, the “Company”, “EDMC” and similar references refer collectively to Education Management Corporation and its subsidiaries. References to our fiscal year refer to the 12-month period ended June 30 of the year referenced.
Business Overview
We are among the largest providers of post-secondary education in North America, with over 136,000 enrolled students as of October 2009. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. We target a large and diverse market as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, legal, education and information technology. Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. Our net revenues for fiscal 2010 were $2,508.5 million.
Our schools comprise a national education platform that is designed to address the needs of a broad market, taking into consideration various factors that influence demand, such as programmatic and degree interest, employment opportunities, requirements for credentials in certain professions, demographics, tuition pricing points and economic conditions. We believe that our schools collectively enable us to provide access to a high quality education for potential students, at a variety of degree levels and across a wide range of disciplines.
We completed an initial public offering of our common stock on October 7, 2009 in which we sold 23.0 million shares of common stock for $18.00 per share. Net proceeds from the initial public offering were used to repay indebtedness with a face value of $316.0 million and pay a termination fee under a management agreement with the Sponsors.
During our more than 40-year operating history, we have expanded the reach of our education systems and currently operate 101 primary locations across 31 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully online or through a flexible combination of both online and campus-based education. During the period from October 1999 through October 2009, we experienced a compounded annual enrollment growth rate of 18.9%. During the same time period, the schools that we have owned or operated for one year or more experienced a compounded annual enrollment growth rate of 13.1%. We seek to maintain growth in a manner that assures adherence to our high standard of educational quality and track record of student success.
We have undertaken multiple initiatives to address the growing demand for post-secondary education in the United States. During our fiscal year ended June 30, 2010, we opened nine new locations, developed eight new academic programs and introduced over 230 new or existing academic programs to locations that had not previously offered such programs. The average enrollment growth at our schools during fiscal 2010 was 22.5% as compared to fiscal 2009. We continue to make significant capital investments in technology and human resources designed to facilitate future enrollment growth while enhancing the effectiveness of our marketing efforts. We also continue to upgrade our infrastructure, student interfaces and student support systems to enhance the student experience, while providing greater operational transparency. We have also made considerable investments in our online education platform, which has resulted in strong enrollment growth. The average number of students enrolled in fully online academic programs grew 56.1% during fiscal 2010 as compared to the average student enrollment during fiscal 2009.

Each of our 101 schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics:
•	The Art Institutes. The Art Institutes focus on applied arts in creative professions such as graphic design, interior design, web design and interactive media, digital filmmaking, media arts and animation, game art and design, fashion design and marketing and culinary arts. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine on campus and online education. There are 48 Art Institutes campuses in 24 U.S. states and in Canada. As of October 2009, students enrolled at The Art Institutes represented approximately 56% of our total enrollments.
•	Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, education, business and health sciences disciplines. Argosy offers Doctoral, Master’s and undergraduate degrees. Argosy’s academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. Students pursue their degrees through local campuses, fully online programs and blended formats. There are 19 Argosy University campuses in 13 U.S. states. As of October 2009, students enrolled at Argosy University represented approximately 18% of our total enrollments.
•	Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as nursing, medical assisting, business, criminal justice, legal support and information technology. There are 25 Brown Mackie College campuses in 14 U.S. states. As of October 2009, students enrolled at Brown Mackie Colleges represented approximately 14% of our total enrollments.
•	South University. South University offers academic programs in health sciences and business disciplines, including business administration, health services management, nursing, pharmacy, medical assisting, criminal justice and information technology. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully online programs and blended formats. There are eight South University campuses in six U.S. states. As of October 2009, students enrolled at South University represented approximately 12% of our total enrollments.
The U.S. Department of Education has proposed a number of new regulations which could require us to make significant revisions to the way we operate our business and could adversely impact our ability to offer programs to students and have an adverse effect on our future growth prospects. These proposed regulations are described in “— Student Financial Assistance — Legislative and Regulatory Action”.
Industry Overview
The U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $420 billion industry in 2008, representing approximately 19.1 million students enrolled at over 4,400 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 62% of the national student population. The remaining 38% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.
We believe that there are a number of factors contributing to the long-term growth of the post-secondary education industry. First, the shift toward a services-based economy increases the demand for higher levels of education. According to the U.S. Department of Labor — Bureau of Labor Statistics, the projected growth rate for total job openings from 2008 to 2018 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education. Second, economic incentives are favorable for post-secondary graduates. According to the U.S. Census Bureau, in 2009, the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 64% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2008 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience. Third, government and private financial aid in various forms, including loan guarantees, grants and tax benefits for post-secondary students, has continued to increase.

For-profit providers have captured an increasing share of the growing demand for post-secondary education over the last several years which has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial capability to expand their offerings in response to the growing demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings.
As a result, we believe that for-profit, post-secondary education providers continue to have significant opportunities to address the demand for post-secondary education. According to the National Center of Education Statistics, the number of students at for-profit, degree-granting institutions grew at an average annual rate of 15.0% from 1998 to 2008, compared to 2.8% growth for all degree-granting institutions over the same period. For-profit providers have continued their strong growth, primarily due to the higher flexibility of their programmatic offerings and learning structure, their emphasis on applied content and their ability to consistently introduce new campuses and academic programs. Despite rapid growth, the share of the post-secondary education market that has been captured by for-profit providers remains relatively small. In 2008, according to the National Center for Education Statistics, for-profit institutions accounted for 7.7% of all degree-granting, post-secondary enrollments, up from 2.5% in 1998.
We believe that growth in online education has been supported by favorable student outcomes, the flexibility and convenience associated with the instructional format and the higher penetration of broadband Internet access. According to Eduventures Inc., a leading information services company for the education market, online education programs generated an estimated $11.7 billion of revenues in 2008. Eduventures Inc. estimates that online enrollment grew by 25.3% annually from 2003 to 2008 and projects growth of 12.5% annually from 2008 to 2013.
The post-secondary education industry is highly fragmented, with no one provider controlling a significant share of the market. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, graduate employment rates, reputation and recruiting effectiveness. This multi-faceted market fragmentation results in significant differentiation among various education providers, limited direct competition and minimal overlap between for-profit providers. The main competitors of for-profit, post-secondary education providers are local public and private two-year junior and community colleges, traditional public and private undergraduate and graduate colleges and, to a lesser degree, other for-profit providers.
Our Competitive Strengths
We believe that the following strengths differentiate our business:
•	Commitment to offering quality academic programs and student and graduate success
We are committed to offering quality academic programs, and we continuously strive to improve the learning experience for our students. We are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. Our schools have an average student to instructor ratio of 16 to one. Our advisory boards help us to reassess and update our educational offerings on a regular basis in order to ensure the relevance of our curriculum and to design new academic programs. We do this with the goal of enabling students to either enter or advance in their chosen field. Our staff of trained, dedicated career services specialists maintains strong relationships with employers in order to improve our student graduate employment rates in their chosen fields.
•	Recognized brands aligned with specific fields of study and degree offerings
We offer academic programs primarily through four education systems. We have devoted significant resources to establishing, and continue to invest in developing, the brand identity for each education system. Through The Art Institutes, Argosy University, Brown Mackie Colleges and South University education systems, we have the ability to align our academic program offerings to address the unique needs of specific student groups. Our marketing strategy is designed to develop brand awareness among practitioners and likely prospects in particular fields of study. We believe that this comprehensive brand building approach in each specific market also enables us to gain economies of scale with respect to student acquisition and retention costs, assists in the recruitment and retention of quality faculty and staff members and accelerates our ability to expand online course offerings.

•	Diverse program offerings and broad degree capabilities
Our breadth of programmatic and degree offerings enables us to appeal to a diverse range of potential students. We currently offer academic programs in the following areas: design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, legal, education and information technology. Approximately 61% of our students as of October 2009 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population. We monitor and adjust our education offerings based on changes in demand for new programs, degrees, schedules and delivery methods.
•	National platform of schools and integrated online learning platform
The combination of our national platform of schools and integrated online learning platform provides students at three of our education systems with flexible curriculum delivery options and academic programs taught on campus, online and in blended formats. This flexibility enables our academic programs to appeal to both traditional students and working adults who may seek convenience due to scheduling, geographical or other constraints.
We have 101 primary locations across 31 U.S. states and in Canada. Our campuses are located primarily in large metropolitan areas, and we focus our marketing efforts on demand for post-secondary education primarily within a 100-mile radius of the campus. Throughout our history, we have invested in our campuses in order to provide attractive and efficient learning environments. Our schools offer many amenities found in traditional colleges, including libraries, bookstores and laboratories, as well as the industry-specific equipment necessary for the various programs that we offer.
Our online presence offers a practical and flexible solution for our students without compromising quality. We have made a significant investment in online education by strengthening our online presence within The Art Institutes, Argosy University and South University education systems. We have introduced new online academic programs, strengthened our technology infrastructure, hired additional faculty and staff and increased our spending on marketing and admissions. We intend to continue to invest in the expansion of our online program offerings and our marketing efforts to capitalize on our well-known branded schools in order to expand our online presence. As of October 2009, approximately 31,200 students were enrolled in fully online programs.
•	Strong management team with a focus on long-term performance
Our school presidents and senior operating executives have substantial experience in the sector and have contributed to our history of success. The current executive team has been instrumental in directing investments to enhance the student experience and build infrastructure to establish a platform for sustainable long-term growth. We plan to continue to build our strong management team as we execute on our long-term growth strategy.
Our Growth Strategy
We intend to support our growth through these three channels:
•	Introduce new and existing academic programs across our national platform of schools
We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates. With the assistance of over 1,500 industry experts and employers who actively participate on curriculum advisory teams, we are able to rapidly develop new academic programs that address specific market opportunities. We are also able to tailor our existing proprietary content for courses across our degree programs. Examples of new academic programs that we have introduced during fiscal 2010 include Associate’s degree programs in Architectural Design and Drafting Technology, Health and Fitness Training and Dietetics Technology, a Bachelor’s degree program in Medical Technology, a Master’s degree program in Higher Postsecondary Education and a Doctoral program in Advanced Educational Administration.
In addition to developing new academic programs, we frequently introduce existing academic programs to additional locations in our national platform of schools, allowing us to drive incremental enrollment growth, utilize our existing curriculum development in multiple locations and capitalize on identified market needs.

•	Increase enrollments in online distance learning and blended-format programs
Our investments in online education have enabled us to increase the number of students enrolled in fully online academic programs from approximately 19,500 students as of October 2008 to approximately 31,200 students as of October 2009. We believe that the fully online programs offered by The Art Institute of Pittsburgh, Online Division, Argosy University and South University allow us to offer academic programs that meet the needs of a wide range of distance learning students. In addition, our 101 schools operate under brands that are well-known within various fields, and we believe that our online programs benefit from our strong campus presence and related marketing expenditures. Online offerings are also a cost effective means for us to utilize many of our existing education curricula and generate attractive returns on capital. We intend to continue to invest in the expansion of our online program offerings and enhance our marketing efforts to capitalize on our well-known branded schools and further expand our online presence.
•	Develop new school locations in attractive markets
We believe that many attractive locations are available to open additional campuses across the United States. We have identified target locations in new geographic markets, as well as opportunities to open additional campuses within existing large metropolitan areas. Because of the relatively large number of potential markets available for opening new campuses, we focus our efforts on markets that we believe offer the most attractive projected growth and return on capital. We rigorously analyze employment statistics and demographic data in order to align our new schools with the specific educational needs of a targeted market. This focus enables penetration and presence for new schools. After entering a market, we drive incremental growth through the introduction of new academic programs and degrees, which enhance return on investment in new markets. We pursue additional efficiencies through our centralized and standardized infrastructure, systems and processes.
In addition, although we believe that our diverse platform of program and degree offerings provides significant future growth opportunities, we routinely consider acquisition opportunities to increase the breadth of our education systems or provide unique programmatic exposure within new markets.
Student Recruitment and Marketing
Our diverse and metrics-based marketing activities are designed to position us as a leading provider of high quality educational programs, build strong brand recognition for our education systems and disciplines, differentiate us from other educational providers and stimulate interest in our programs from prospective students. We target a large and diverse market, including traditional college students, working adults seeking a high quality education in a traditional college setting and working adults focused on the practicality and convenience of online education and career advancement goals. In marketing our programs to prospective students, we emphasize the value of the educational experience and the academic rigor of the programs.
Our marketing personnel employ an integrated marketing approach that utilizes a variety of lead sources to identify prospective students. These lead generation sources include web-based advertising, which generates the majority of our leads, and further include purchasing leads from aggregators, television and print media advertising, radio, local newspaper, telephone campaigns and direct mail campaigns. In addition, referrals from current students, alumni and employers are important sources of new students. We also employ approximately 250 representatives who present at high schools. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2010, our marketing efforts generated inquiries from approximately 4.6 million prospective students as compared to approximately 3.5 million inquiries in fiscal 2009. Marketing and admissions expense, which includes advertising expense, represented approximately 22% of net revenues in fiscal 2010 and fiscal 2009. Advertising expense represented approximately 10% of net revenues in fiscal 2010 and 2009.
Upon a prospective student’s initial indication of interest in enrolling at one of our schools, an admissions representative initiates communication with the student. The admissions representative serves as the primary contact for the prospective student and helps the student assess the compatibility of his or her goals with our educational offerings. Our student services personnel work with applicants to gain acceptance, arrange financial aid and prepare the student for matriculation. Each admissions representative undergoes a standardized training program, which includes a full competency assessment at the program’s conclusion.

Student Admissions and Retention
The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study and successfully complete their programs. In evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Applicants to our graduate and Doctorate programs are required to have received an undergraduate degree as a condition to admission. Most of our schools interview prospective students to assess their qualifications, their interest in the programs offered by the school and their commitment to their education. In addition, the curricula, student services, education costs, available financial resources and student housing options, if applicable, are reviewed during interviews.
Due to our broad program offerings, our students come from a wide variety of backgrounds. The estimated average age of students at all of our schools as of the fall of 2009 was approximately 29 years old. The estimated average age of students at each of our education systems as of the fall of 2009 was as follows:

The Art Institutes	26 years old
Argosy University	36 years old
South University	33 years old
Brown Mackie Colleges	30 years old
Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce the risk of student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels, and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students was approximately 64% in fiscal 2010 as compared to approximately 67% in fiscal 2009 due primarily to the effect of a weak economy and an increase in the number of fully online students, who typically persist at a lower rate than students who attend onground schools. Fully online students represent 27.9% of our total student enrollment in July 2010 as compared to 23.2% in July 2009.
Education Programs
The relationship of each of our schools with potential employers for our students plays a significant role in the development and adaptation of the school curriculum. Most of our schools have one or more program advisory boards composed of members of the local and regional communities or employers in the fields which we serve. These boards provide valuable input to the school’s education department, which allows the school to keep programs current and provide students with the training and skills that employers seek.
Our wide range of academic programs culminate in the awarding of diploma certificates and a variety of degrees. In the fall of 2009 and 2008, the enrollment by degree for all our schools was as follows:

	2009	2008
Bachelor’s degrees	47%	49%
Associate’s degrees	31%	27%
Diploma and Certificates	8%	9%
Doctorate degrees	7%	8%
Master’s degrees	7%	7%
The type of degrees and programs we offer vary by each of our schools. The following summarizes the principal academic programs offered at each of our education systems as of October 2009. Not all programs are offered at each school location within an education system.

The Art Institutes. The Art Institutes offer the following degree programs. For internal purposes, we classify the degree programs at The Art Institutes according to four schools or areas of study.

The School of Design
Associate’s Degree	Bachelor’s Degree
Graphic Design	Advertising
Interior Design	Design Management
Graphic Design
Illustration & Design
Industrial Design
Interior Design

The School of Fashion
Associate’s Degree	Bachelor’s Degree
Fashion Design	Fashion Design
Fashion Marketing	Fashion Marketing
Fashion Merchandising	Fashion Merchandising
Fashion & Retail Management

The School of Media Arts
Associate’s Degree	Bachelor’s Degree
Animation Art & Design	Animation Art & Design
Audio Production	Audio Production
Photography	Digital Filmmaking & Video Production
Video Production	Digital Media Production
Web Design & Interactive Media Design	Game Art & Design
Media Arts & Animation
Photography
Visual Effects & Motion Graphics
Visual & Game Programming
Web Design & Interactive Media Design

The School of Culinary Arts
Associate’s Degree	Bachelor’s Degree
Baking and Pastry	Culinary Management
Culinary Arts	Hotel & Restaurant Management

Argosy University. The following degree programs are offered by Argosy University.

School of Undergraduate Studies
Bachelor of Arts	Bachelor of Science
Psychology	Business Administration

Psychology and Behavioral Sciences
Master of Arts	Doctor of Psychology
Clinical Psychology	Clinical Psychology
Counseling Psychology
Community Counseling
Forensic Psychology	Doctor of Education
Industrial Organizational Psychology	Counselor Education and Supervision
Marriage and Family Therapy	Counseling Psychology
Mental Health Counseling	Pastoral Community Counseling

Health Sciences
Associate of Applied Science	Associate of Science
Diagnostic Medical Sonography	Dental Hygiene
Radiologic Technology	Medical Laboratory Technology
Veterinary Technology

Education
Master of Arts in Education	Doctor of Education
Instructional Leadership	Instructional Leadership
Educational Leadership	Educational Leadership
School Counseling	Organizational Leadership

Business
Master of Science
Management
Master of Business Administration

Brown Mackie Colleges. Brown Mackie College schools offer the following primary degree programs.

Healthcare and Wellness	Nursing
Associate’s Degrees	Associate’s Degrees
Healthcare Administration	Nursing
Medical Assisting
Occupational Therapy Assistant	Early Childhood Education
Pharmacy Technology	Associate’s Degree
Physical Therapist Assistant	Early Childhood Education
Surgical Technology
Veterinary Technology

Legal Studies
Associate’s Degrees	Bachelor’s Degrees
Criminal Justice	Criminal Justice
Paralegal

Business
Associate’s Degrees	Bachelor’s Degrees
Accounting	Business Administration
Business
Business Administration

Information Technology
Associate’s Degrees
Audio/Visual Production
Biomedical Equipment Technology
Computer Aided Design & Drafting Technology
Computer Networking and Applications
Information Technology

South University. South University offers the following degree programs.

College of Arts and Sciences
Associate’s Degrees	Master’s Degrees
Paralegal Studies	Professional Counseling

Bachelor’s Degrees
Criminal Justice
Legal Studies
Psychology

College of Business
Associate’s Degrees	Master’s Degrees
Accounting	Business Administration
Business Administration
Information Technology

Bachelor’s Degrees
Business Administration
Healthcare Management
Information Technology

College of Health Professions
Associate’s Degrees	Bachelor’s Degrees
Allied Health Science	Health Science
Medical Assisting
Physical Therapist Assisting

College of Nursing
Bachelor’s Degrees	Master’s Degrees
Nursing	Nursing

School of Pharmacy
Doctorate Degrees
Doctor of Pharmacy
In addition to the programs listed above, we own Western State University College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.
Graduate Employment
We measure our success as an educator of students to a significant extent by the ability of our students to find jobs in their chosen field of employment upon graduation from our schools. Most of our schools provide career development instruction to our students in order to assist the students in developing essential job-search skills. In addition to individualized training in interviewing, networking techniques and resume-writing, most of our schools require students to take a career development course. Additionally, we provide ongoing placement resources to our undergraduate students and recent graduates. Career services departments also assist current students in finding part-time employment while attending school. Students in certain of our Doctorate programs spend up to a year in a paid internship in their chosen field.

Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2010, the career services departments of our schools had approximately 300 full-time employees. We estimate that our career services departments maintain contact with approximately 70,000 employers nationwide.
Based on information collected by us from graduating students and employers, we believe that, of the approximately 18,300 undergraduate students who graduated from our schools during the calendar year ended December 31, 2009, approximately 85% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. The graduate employment rates presented in this Form 10-K exclude students who are pursuing further education, who are deceased, who are in active military service, who have medical conditions that prevent them from working, who are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees in their field of study, who choose to stay at home full-time or who are international students no longer residing in the country in which their school is located. The average salary paid to our available graduating undergraduate students from The Art Institutes, the Brown Mackie Colleges and South University for calendar year 2009 who obtained employment in their fields of study, or in related fields of study, was approximately $30,000.
Accreditation
In the United States, accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as reliable authority that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.
Pursuant to provisions of the Higher Education Act of 1965, as amended (“HEA”), the U.S. Department of Education relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in federal student financial aid programs under Title IV of the HEA (“Title IV programs”). The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of post-secondary institutions. All of our U.S. schools are accredited by an institutional accrediting agency recognized by the U.S. Department of Education.
In addition to the institutional accreditations described above, a number of our institutions have specialized programmatic accreditation for particular educational programs. For example, 15 Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation and 18 Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs and five Argosy University locations are accredited by the Council for Accreditation of Counseling and Related Educational Programs. Eight of our medical assisting programs (three at South University, four at Brown Mackie Colleges and one at Argosy University) are accredited by the Commission on Accreditation of Allied Health Education Programs. While these programmatic accreditations cannot be relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program.

The following table shows the location of each of our campuses at June 30, 2010, the name under which it operates, the year of its establishment, the date we opened or acquired it and the institutional accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first).

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

The Art Institutes
The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)

The Art Institute of Atlanta — Decatur	Decatur, GA	2007	2008	SACS (as an additional location of The Art Institute of Atlanta)

The Art Institute of Austin	Austin, TX	2008	2008	SACS (as a branch of The Art Institute of Houston)

The Art Institute of California — Hollywood (formerly California Design College)	Los Angeles, CA	1991	2003	Accrediting Council of Independent Colleges and Schools (“ACICS”)

The Art Institute of California — Inland Empire	San Bernardino, CA	2006	2006	Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) (as a branch of The Art Institute of California — San Diego)

The Art Institute of California — Los Angeles	Los Angeles, CA	1997	1998	ACICS

The Art Institute of California — Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California — Los Angeles)

The Art Institute of California — Sacramento	Sacramento, CA	2007	2007	ACICS (as a branch of The Art Institute of California — Los Angeles)

The Art Institute of California — San Diego	San Diego, CA	1981	2001	ACCSCT

The Art Institute of California — San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California — Los Angeles)

The Art Institute of California — Sunnyvale	Sunnyvale, CA	2008	2008	ACICS (as a branch of The Art Institute of California — Hollywood)

The Art Institute of Charleston	Charleston, SC	2007	2007	SACS (as a branch of The Art Institute of Atlanta)

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS

The Art Institute of Colorado	Denver, CO	1952	1976	Higher Learning Commission (“HLC”) of the North Central Association

The Art Institute of Dallas	Dallas, TX	1964	1985	SACS

The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS

The Art Institute of Fort Worth	Fort Worth, TX	2009	2010	SACS (as a branch of The Art Institute of Dallas)

The Art Institute of Houston	Houston, TX	1974	1979	SACS

The Art Institute of Houston — North	Houston, TX	2008	2009	SACS (as a branch of The Art Institute of Houston)

The Art Institute of Indianapolis	Indianapolis, IN	2006	2006	ACCSCT (as a branch of The Art Institute of Las Vegas)

The Art Institute of Jacksonville	Jacksonville, FL	2007	2007	SACS (as a branch of Miami International University of Art & Design)

The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACCSCT

The Art Institute of Michigan	Detroit, MI	2007	2008	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)

The Art Institute of Tennessee — Nashville	Nashville, TN	2006	2007	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of New York City	New York, NY	1980	1997	ACICS

The Art Institute of Ohio — Cincinnati	Cincinnati, OH	2004	2005	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)

The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS

The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	Middle States Association of Colleges & Schools of the Commission on Higher Education

The Art Institute of Portland	Portland, OR	1963	1998	Northwest Commission on Colleges and Universities (“NWCCU”)

The Art Institute of Raleigh-Durham	Durham, NC	2008	2008	ACICS (as a branch of The Art Institute of Charlotte)

The Art Institute of San Antonio	San Antonio, TX	2010	2010	SACS (as a branch of the Art Institute of Houston)

The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007	ACCSCT (as a branch of The Art Institute of Las Vegas)

The Art Institute of Seattle	Seattle, WA	1946	1982	NWCCU

The Art Institute of Tampa	Tampa, FL	2004	2004	SACS (as a branch of the Miami International University of Art & Design)

The Art Institute of Tucson	Tucson, AZ	2002	2007	ACICS

The Art Institute of Vancouver	Vancouver, BC	1979	2003	Private Career Training Institutions Agency of British Columbia

The Art Institute of Virginia Beach	Virginia Beach, VA	2009	2010	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of Washington — Northern Virginia	Sterling, VA	2009	2009	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of Wisconsin (1)	Milwaukee, WI	2010	2010	ACICS (as a branch of The Art Institute of Phoenix)

The Art Institute of York — Pennsylvania	York, PA	1952	2004	ACCSCT

The Art Institutes International — Kansas City	Kansas City, KS	2008	2008	ACICS (as a branch of The Art Institute of Phoenix)

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS

The Illinois Institute of Art — Chicago	Chicago, IL	1916	1996	HLC and ACCSCT

The Illinois Institute of Art — Schaumburg	Schaumburg, IL	1983	1996	HLC and ACCSCT (as a branch of The Illinois Institute of Art — Chicago)

Miami International University of Art & Design	Miami, FL	1965	2002	SACS

The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges

Argosy University				HLC (all locations)

Argosy University, Atlanta	Atlanta, GA	1990	2002

Argosy University, Chicago	Chicago, IL	1976	2002

Argosy University, Dallas	Dallas, TX	2002	2002

Argosy University, Denver	Denver, CO	2006	2006

Argosy University, Honolulu	Honolulu, HI	1979	2002

Argosy University, Inland Empire	San Bernardino, CA	2006	2006

Argosy University, Nashville	Nashville, TN	2001	2001

Argosy University, Orange County	Orange, CA	1999	2002

Argosy University, Phoenix	Phoenix, AZ	1997	2002

Argosy University, Salt Lake City	Salt Lake City, UT	2008	2008

Argosy University, San Diego	San Diego, CA	2006	2006

Argosy University, San Francisco	Point Richmond, CA	1998	2002

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

Argosy University, Santa Monica	Santa Monica, CA	2006	2006

Argosy University, Sarasota	Sarasota, FL	1969	2002

Argosy University, Schaumburg	Schaumburg, IL	1979	2002

Argosy University, Seattle	Seattle, WA	1997	2002

Argosy University, Tampa	Tampa, FL	1997	2002

Argosy University, Twin Cities	Eagan, MN	1961	2002

Argosy University, Washington D.C.	Arlington, VA	1994	2002

South University				SACS (all locations)

South University/ Savannah	Savannah, GA	1899	2004

South University/ Montgomery	Montgomery, AL	1997	2004

South University/West Palm Beach	West Palm Beach, FL	1974	2004

South University/ Columbia	Columbia, SC	1935	2004

South University/ Tampa	Tampa, FL	2006	2006

South University/ Richmond	Richmond, VA	2009	2009

South University/Novi (1)	Novi, MI	2009	2010

South University/Virginia Beach	Virginia Beach, VA	2010	2010

The Brown Mackie Colleges

Brown Mackie College — Akron	Akron, OH	1980	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)

Brown Mackie College — Cincinnati	Cincinnati, OH	1927	2004	ACICS

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

Brown Mackie College — Findlay	Findlay, OH	1986	2004	ACICS

Brown Mackie College — Northern Kentucky	Ft. Mitchell, KY	1927	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)

Brown Mackie College — North Canton	North Canton, OH	1984	2004	ACICS (as a branch of Brown Mackie College — Tucson)

Brown Mackie College — Atlanta	Norcross, GA	1969	2004	ACICS (as a branch of The Art Institute of Charlotte)

Brown Mackie College — Kansas City	Lenexa, KS	1984	2004	HLC (as a branch of Brown Mackie College — Salina)

Brown Mackie College — Salina	Salina, KS	1892	2004	HLC

Brown Mackie College — Merrillville	Merrillville, IN	1984	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)

Brown Mackie College — Michigan City	Michigan City, IN	1890	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)

Brown Mackie College — Moline	Moline, IL	1985	2004	ACICS (as a branch of Brown Mackie College — Cincinnati)

Brown Mackie College — Fort Wayne	Fort Wayne, IN	1991	2004	ACICS (as a branch of Brown Mackie College — South Bend)

Brown Mackie College — South Bend	South Bend, IN	1882	2004	ACICS

Brown Mackie College — Louisville	Louisville, KY	1935	2004	ACICS (as a branch of Brown Mackie College — Findlay)

Brown Mackie College — Hopkinsville	Hopkinsville, KY	1995	2004	ACICS (as a branch of Brown Mackie College — Findlay)

Brown Mackie College — Miami	Miami, FL	2004	2005	ACICS (as a branch of Brown Mackie College — Cincinnati)

Brown Mackie College — Tucson	Tucson, AZ	1972	2007	ACICS

Brown Mackie College — Indianapolis	Indianapolis, IN	2007	2008	ACICS (as a branch of Brown Mackie College — Findlay)

Brown Mackie College — Boise	Boise, ID	2008	2008	ACICS (as a branch of Brown Mackie College — South Bend)

Brown Mackie College — Tulsa	Tulsa, OK	2008	2009	ACICS (as a branch of Brown Mackie College — South Bend)

Brown Mackie College — Phoenix	Phoenix, AZ	2008	2009	ACICS (as a branch of Brown Mackie College — Tucson)

		Calendar	Fiscal Year
		Year	Acquired
School	Location	Established	or Opened	Accrediting Agency

Brown Mackie College — Greenville	Greenville, SC	2009	2009	ACICS (as a branch of Brown Mackie College — Tucson)

Brown Mackie College — St. Louis	St. Louis, MO	2009	2010	ACICS (as a branch of Brown Mackie College — Tucson)

Brown Mackie College — Albuquerque	Albuquerque, NM	2010	2010	ACICS (as a branch of Brown Mackie College — Tucson)

Brown Mackie College — San Antonio (1)	San Antonio, TX	2010	2010	ACICS (as a branch of The Art Institute of Phoenix)

Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; American Bar Association

(1)	First class scheduled to start in October 2010
Accrediting agencies monitor each educational institution’s performance across a broad range of areas. Monitoring is generally performed through annual self-reporting and through the conduct of periodic site visits by representatives of the accrediting agency and qualified persons from peer institutions. In the event an accrediting agency determines that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2010, four of our schools were required to provide such supplemental reports. Each of these four schools is also required to request and receive permission from its accrediting agency prior to filing an application for a new location or program offering. In addition, based on internally generated reports that will be filed with one of our accrediting agencies, we believe that an additional 12 schools will be required to provide supplemental reports due to their failure to satisfy minimum student completion or placement rate thresholds.
An accrediting agency also may order an institution to “show cause” why its accreditation should not be revoked or conditioned if it receives information leading it to question whether the institution satisfies the requirements of continued accreditation. An institution found not to be in compliance with required standards may have its accreditation revoked or withdrawn, or it may be placed on probation to more closely monitor its compliance with accrediting requirements. None of our schools currently is on show cause status with its institutional accrediting agency. The American Psychological Association (“APA”) Council of Accreditation recently placed the Doctor of Psychology program at Argosy University’s Atlanta campus on “show cause” status. The Atlanta campus has until September 1, 2010 to provide information to the APA demonstrating that it has addressed the deficiencies in the Doctor of Psychology program noted by the APA. The APA will decide whether to place the program on probation, reaccredit the program or delay its decision in November 2010. The Doctor of Psychology program at Argosy University’s San Francisco campus was placed on probation by the American Psychological Association in August 2010. The San Francisco campus has not decided whether it will appeal the decision by the APA’s Council on Accreditation. Under a probationary status, the program remains accredited and has up to two years to address any deficiencies identified by the Council on Accreditation.

Student Financial Assistance
Most of the students at our U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is physically located, (ii) institutionally accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations. Most of the U.S. Department of Education’s requirements, such as the 90/10 Rule and the cohort default rate test described below, are applied on an institutional basis, with an institution defined as a main campus and its additional locations, if any. Thirty of our 101 primary locations are recognized by the U.S. Department of Education as main campuses and the remaining locations, other than The Art Institute of Vancouver which is subject to the laws and regulations of the Canadian province of British Columbia, are additional locations.
As in the United States, there are certain risks associated with operating post-secondary institutions in Canada, including, among other risks:
•	if our schools fail to comply with extensive regulations, we could be subject to financial penalties, restrictions on our operations or loss of external financial aid funding for our students;
•	the provinces or national government may change the law or reduce funding for student financial aid programs, which could harm our student population and revenue;
•	if our schools do not maintain their approvals, they may not operate or participate in federal student financial aid programs; and
•	government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us.
While most states in the U.S. support public colleges and universities primarily through direct state subsidies, the U.S. federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV programs, of which the three largest are the Federal Family Education Loan (“FFEL”) program, the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Federal Pell Grant (“Pell”) program. Most of our U.S. schools also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the Federal Perkins Loan (“Perkins”) program, the Federal Work-Study program and the Academic Competitive Grant program. A smaller number of our U.S. schools also participate in the National SMART (Science and Mathematics Access to Retain Talent) Grant program.
During fiscal 2010 and 2009, the gross cash receipts from the financial sources that funded our net revenues from tuition and fees for attending our post-secondary institutions were as follows (dollars in millions):

	Fiscal 2010			Fiscal 2009(6)
		% of			% of
	Gross Cash	Gross	% of Net	Gross Cash	Gross	% of Net
	Receipts(1)	Receipts	Revenue	Receipts(1)	Receipts	Revenue
Federal Title IV Aid(2):
FFEL — Stafford and Direct Loans	$1,558.9	51.5%	62.1%	$1,194.2	49.9%	59.4%
FFEL — PLUS Loans	265.1	8.8%	10.6%	203.8	8.5%	10.1%
Grad Plus Loans	37.7	1.2%	1.5%	25.2	1.1%	1.3%
Pell Grants	358.4	11.8%	14.3%	193.0	8.1%	9.6%
FSEOG Awards	13.0	0.4%	0.5%	12.3	0.5%	0.6%
Perkins Loans	1.7	0.1%	0.1%	5.0	0.2%	0.2%
Other Title IV Aid(3)	4.6	0.2%	0.2%	2.9	0.1%	0.1%

Total Federal Title IV Aid	2,239.4	74.0%	89.3%	1,636.4	68.4%	81.3%

Private Loans	112.0	3.7%	4.5%	261.5	10.9%	13.0%
Education Finance Loan Program	65.6	2.2%	2.6%	19.0	0.8%	1.0%
Cash Payments	552.2	18.2%	22.0%	413.4	17.3%	20.6%
State Grants	47.4	1.6%	1.9%	52.9	2.2%	2.6%
Canadian Financial Aid	9.6	0.3%	0.4%	8.4	0.4%	0.4%

Total Cash Receipts(4)	$3,026.2	100.0%	120.7%	$2,391.6	100.0%	118.9%

Net Revenue(5)			$2,508.5			$2,011.5

(1)	Cash receipts are net of the return to the federal student financial aid programs of all unearned funds from students who withdraw from a program of study.

(2)	Equals Title IV financial aid received by students attending (i) The Art Institutes during quarters starting during the fiscal year except for The New England Institute of Art, where the summer semester beginning in May was included in the following fiscal year; (ii) Argosy University during the summer semester that began in May prior to the beginning of the fiscal year and the fall and winter semesters that began during the fiscal year; (iii) South University during the quarters starting during the fiscal year, except that campus based students attending the summer quarter beginning at the end of June and fully online students attending the quarter beginning in May were included in the following fiscal year; (iv) Brown Mackie Colleges during quarters starting during the fiscal year; and (v) Western States University during semesters starting during the fiscal year.

(3)	Includes receipts from the Academic Competitive Grant program and the National SMART Grant program.

(4)	Total cash receipts include stipends, or financing received by students in excess of the tuition and fees that they pay to our schools, which we receive from financing sources on behalf of students. Stipends are generally used by students to fund living expenses while attending school. Total stipends paid to students during fiscal 2010 and 2009 were $531.2 million and $399.1 million, respectively. Aid received from the Federal Work Study program is excluded from total cash receipts along with institutional aid, employee reimbursement of tuition payments and institutional scholarships.

(5)	The difference between net revenue and gross cash receipts paid by students to attend our post-secondary institutions primarily relates to stipends received on behalf of students and the effect of timing differences between cash-basis and accrual-basis accounting, including changes in student accounts receivable balances.

(6)	Certain amounts have been updated from the prior year presentation due to refunds and other revisions which occurred after the completion of fiscal 2009.
FFEL and Direct Loans. The FFEL and Direct Loan programs consist of two types of loans: Stafford loans, which are made available to students regardless of financial need, and Parent Loan for Undergraduate Students (“PLUS”) loans, which are made available to parents of undergraduate students classified as dependents and to graduate and professional students. The primary difference between the FFEL and the Direct Loan programs is that the FFEL program is administered and funded by private sources while the U.S. Department of Education provides the administration and funds for the Direct Loan program. As of July 1, 2010, all new Stafford and PLUS loans will be disbursed through the Direct Loan program.
Under the Stafford loan program an undergraduate student may borrow up to $5,500 for the first academic year, $6,500 for the second academic year and, in certain educational programs, $7,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. PLUS loans may be obtained by parents of a dependent student in an amount not to exceed the difference between the total cost of that student’s education (including allowable educational expenses) and other aid to which that student is entitled.
Pell. Pell grants are the primary component of Title IV programs under which the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Effective as of July 1, 2010, the maximum amount of availability of a Pell grant increased to $5,550 per year from a maximum of $5,350 per year in fiscal 2010 and a maximum of $4,731 in fiscal 2009. Additionally, effective as of July 1, 2009, certain students who attend school for an entire fiscal year are in some cases eligible for additional Pell grant awards. The maximum available to an eligible student under the Pell grant program depends on student need and other factors.
FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest undergraduate students. FSEOG grants at our schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain U.S. states, portions of state grants and scholarships.

Perkins. Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each academic year, with an aggregate maximum of $27,500 for students with at least two years of study. Eligible graduate students may borrow up to $8,000 in Perkins loans each academic year, with an aggregate maximum of $60,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account. Congress has not supplied any new federal capital contributions to the Perkins program in several years. When Congress last funded the program, 75% of the new funding was contributed by the U.S. Department of Education and the remainder by the applicable school. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2010, we collected approximately $4.7 million from our former students. We were not required to make any matching contributions in fiscal 2010.
Federal Work-Study. Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school’s Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2010, all of our schools met this requirement.
ACG and National Smart Programs. Effective July 1, 2006, Congress enacted the Academic Competitive Grant (“ACG”) and the National SMART (Science and Mathematics Access to Retain Talent) Grant. Both of these programs require students to be eligible for a Pell grant and to attend school on a full-time basis. The ACG is designed for students in certificate or degree programs who recently have graduated from a high school at which they were enrolled in a rigorous curriculum. Students may receive a maximum of $750 under ACG during their first academic year and $1,300 during their second academic year. The National SMART Grant is designed for students in their third or fourth academic year with a cumulative grade point average of 3.0 or greater in certain designated bachelor’s degree or higher programs, primarily focused on science and math programs. Eligible students may receive up to $4,000 in each of their third and fourth academic year. Both the ACG and National SMART programs will terminate as of June 30, 2011 pursuant to the most recently adopted HEA reauthorization.
Legislative and Regulatory Action. Political and budgetary concerns can significantly affect Title IV programs. Congress generally reauthorizes the HEA approximately every six years. In August 2008, the HEA was reauthorized through at least September 30, 2014. The HEA reauthorization, among other things, revised the 90/10 Rule, as described in more detail under “— Federal Oversight of Title IV Programs — The ‘90/10 Rule’”, revised the calculation of an institution’s cohort default rate, required additional disclosures and certifications with respect to non-Title IV private loans and prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students’ best interests. In addition, Congress determines federal appropriations for Title IV programs on an annual basis. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations.
The U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP”) held two hearings on the for-profit education industry during the Summer of 2010 and plans to hold more hearings in the Fall. We received a substantial request for documents from the HELP committee on August 5, 2010 in connection with the hearings and are currently responding to the request. The request seeks information and documents relating to our use of Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 Rule. The request also seeks an understanding of the number of students who complete or graduate from programs offered by our schools, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In addition, the HELP committee requested that the Government Accountability Office (“GAO”) perform an independent study of the for-profit education industry. The study is not anticipated to be available until 2011. Since a significant percentage of our revenue is derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of our schools or students to participate in Title IV programs would have a material adverse effect on our business, results of operations and financial condition.
In connection with a hearing held by the HELP committee on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. The Chicago campus of Argosy University was included in the undercover investigation. The report presented by the GAO to the HELP committee stated that admissions representatives at all 15 of the for-profit institutions visited made “deceptive or otherwise questionable statements” to the GAO investigators. The statements made by our admissions representative cited by the GAO relate to the overall cost of the program of study and incomplete information about the qualifications of faculty members and student graduation rates. We have requested copies of the interactions between the GAO investigators and our campus personnel and have yet to receive a copy of the videotape.  We will review any evidence provided by the GAO and will take appropriate actions based on any evidence we obtain. Additionally, the President of Argosy University received a letter from HLC requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that Argosy University demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process.  Argosy University is in the process of responding to HLC’s requests.
The hearings held by the HELP committee and the requested GAO review are not formally related to the rulemaking process currently undertaken by the U.S. Department of Education described below. However, the hearings and the requested GAO review could affect the final rules promulgated by the U.S. Department of Education or could lead to further investigations of proprietary schools and the proposal of additional regulations.

The U.S. Department of Education published Notices of Proposed Rulemaking (“NPRMs”) in the Federal Register on June 18, 2010 and July 26, 2010. Pursuant to the NPRMs, the U.S. Department of Education proposes to amend the regulations for institutional eligibility under the HEA, its recognition of accrediting agencies and a number of federal student financial assistance programs, including the FFEL Program, the Direct Loan program and the Pell program. The NPRMs were preceded by negotiated rulemaking sessions in which the U.S. Department of Education consulted with members of the higher education community to discuss issues and attempt to agree on regulatory revisions to address those issues. The public comment period for the NPRM published June 18, 2010 expired on August 2, 2010 and the public comment period for the NPRM published July 26, 2010 will expire on September 9, 2010. The U.S. Department of Education is expected to publish new final regulations by November 1, 2010, in which case the new regulations would take effect on July 1, 2011. The NPRMs address 14 areas and, if promulgated as final regulations consistent with the NPRMs, would make significant changes to certain of the current regulatory requirements, including the following:
•	As more fully described below, eliminating the 12 “safe harbors” for types of activities and payment arrangements of certain persons and entities involved in student recruiting and other activities that an institution may carry out without violating the HEA’s prohibition on the payment of incentive compensation to these persons and entities. One of the safe harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. The proposed regulation would prohibit an institution from making salary adjustments or providing anything of value to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV program funds if the salary adjustment or thing of value is based directly or indirectly upon success in securing enrollments or the award of financial aid.
•	As more fully described below, adopting a definition of “gainful employment” that would result in the ineligibility of programs where (i) students who attended the program have annual loan repayment rates on FFEL and Direct loans of less than 35%, and (ii) students who completed the program have an assumed debt-to-income ratio that is greater than 30% of their discretionary income and greater than 12% of their assumed average annual earnings. The proposed regulation would also impose growth restrictions and warning requirements and employer affirmation restrictions for programs that do not meet certain minimum debt-to-income ratios and FFEL/Direct loan repayment rates.
•	Revising the related definitions and provisions to expand the activities that constitute a substantial misrepresentation by an institution of the nature of its educational programs, its financial charges or the employability of its graduates. Under the proposed regulations, any false, erroneous, or misleading statement, or statement that has a capacity to mislead, that a representative of an institution or person or entity with whom the institution has an agreement makes directly or indirectly to any member of the public, an accrediting agency or a state licensing agency could constitute a misrepresentation by the institution. The proposed regulations also expand the type of statements and the manner in which statements can be made along with the U.S. Department of Education’s ability to enforce their regulation by revocation or limitation of an institution’s eligibility to participate in the Title IV programs.
•	Requiring states to legally authorize institutions through a state governmental agency or entity, subject institutions to adverse action by the state, and establish a process to review and act on complaints concerning institutions and enforce applicable state laws. There are no similar requirements under the existing regulations adopted by the U.S. Department of Education. The HEA requires post-secondary institutions to be authorized to offer programs within the state in which they are physically located in order to provide access to students to financial assistance resources through Title IV but does not require such authorization to be performed by a state agency or entity. One of our schools is located in a state that does not have an existing state agency or entity responsible for post-secondary education.
•	Limiting the percentage of an enrolling institution’s (the “home institution”) program that could be provided by another institution (the “host institution”) if the institutions have a common, for-profit parent. The preamble language to the proposed regulation states that, if the host institution delivers programs in a distinct format, such as distance education, the home institution’s accreditor must approve the mode of delivery. Some of our students take online courses at one of our three schools that offer fully online programs under an agreement between the two schools approved by the home institution’s accrediting agency even though the home institution does not have the capability or approval from its accrediting agency to offer online programs. We are unsure whether the new proposed regulation would limit students attending a home institution from taking online classes at a host institution we own.
•	Defining a “credit hour” and establishing the procedures that accrediting agencies must have in place to determine whether an institution’s assignment of a credit hour is acceptable.

The changes proposed in the NPRMs, or other legislative action and regulatory actions, could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements and could have a material adverse impact on our business. In addition, the failure of a material number of our programs to satisfy the minimum program eligibility standards under the gainful employment regulation would have a material adverse effect on our enrollments, revenues and results of operations.
Other Financial Assistance Sources
Students at several of our U.S. schools participate in state aid programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Effective August 1, 2009, the Post 9/11 Veterans Educational Assistance Act of 2008 provided additional educational funding to eligible veterans who served in the U.S. military. Our schools also provide institutional grants and scholarships to qualified students. In fiscal 2010, institutional scholarships had a value equal to approximately 3% of our net revenues.
There are private supplemental loan programs available to our students, and those programs allow students to repay a portion of their loans after graduation and make loans available to students with lower than average credit ratings. The primary objective of these loan programs is to facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools, except for repurchase obligations under the Education Finance Loan program that we introduced in August 2008. Revenues derived indirectly from private loans to students at our schools, excluding loans under the Education Finance Loan program, represented approximately 4.5% and 13.0% of our net revenues in fiscal 2010 and 2009, respectively. Loans to students under the Education Finance Loan program represented approximately 2.6% and 1.0% of our net revenues in fiscal 2010 and 2009, respectively.
Approximately 43% of the private loans in fiscal 2010 were offered by Sallie Mae and its affiliates and serviced by its affiliated loan servicer. During the last two fiscal years, adverse market conditions for consumer student loans resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy standard underwriting criteria, we paid credit enhancement fees to certain lenders (including Sallie Mae) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and continued their education but who did not satisfy Sallie Mae’s current standard underwriting criteria expired in June 2010.
The Education Finance Loan program enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses. Students or a co-borrower must meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. During fiscal 2010, we awarded approximately $65.9 million of financial aid to students under the Education Finance Loan program. We do not anticipate awarding aid under the Education Finance Loan program in fiscal 2011 to students who had not received aid under the program as of June 30, 2010. We estimate that during fiscal 2011 total aid awarded under the program will be approximately $15 million and we will purchase approximately $25 million in loans under the program.
Federal Oversight of Title IV Programs
Our U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U.S. Department of Education, its Office of Inspector General and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm. If the U.S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the HEA or state law or their implementing regulations, the affected institution may be required to repay such funds to the U.S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although we endeavor to comply with all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the U.S. Department of Education or other agencies, or upon judicial review.

If the U.S. Department of Education is dissatisfied with an institution’s administration of Title IV programs, it can transfer, without prior notice or judicial review, the institution from the advance system of receiving Title IV program funds to the cash monitoring or reimbursement method of payment, under which a school may have to advance its own funds to students and provide documentation to the U.S. Department of Education that the funds were properly disbursed prior to receiving reimbursement from Title IV programs.
Violations or alleged violations of Title IV program requirements also could subject us to other civil and criminal proceedings and sanctions, suits under the federal False Claims Act, limitations on our operations and ability to open new locations, or administrative proceedings to impose fines or limit, suspend or terminate our eligibility for participation in Title IV programs. The U.S. Department of Education also may initiate an emergency action to temporarily suspend an institution’s participation in Title IV programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.
The HEA requires each accrediting agency recognized by the U.S. Department of Education to undergo comprehensive periodic review by the U.S. Department of Education to ascertain whether such accrediting agency is adhering to required standards. If an accreditation agency loses its approval by the U.S. Department of Education, the HEA grants affected institutions reasonable opportunity to apply for accreditation from a different agency.
Cohort Default Rates. If an institution’s FFEL/Direct Loan cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, it no longer will be eligible to participate in the FFEL/Direct Loan and Pell programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s FFEL/Direct Loan cohort default rate exceeds 40% for any single fiscal year, it no longer will be eligible to participate in the FFEL, Direct Loan and Pell programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If, at any given point, an institution’s Perkins cohort default rate equals or exceeds 50% for each of the three most recent federal fiscal years, it no longer will be eligible to participate in the Perkins programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.
None of our schools has had an FFEL/Direct cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. The most recent year for which FFEL/Direct cohort default rates have been calculated is federal fiscal year 2007. The official weighted average combined FFEL/Direct cohort default rate for borrowers at our institutions for federal fiscal year 2007 was 8.0%, and our individual institutions’ rates ranged from 0.5% to 14.4%. The draft weighted average combined FFEL/Direct cohort default rates for borrowers at our schools for fiscal 2008, which will be finalized in September 2010, was 7.5% and our individual schools’ rates ranged from 1.3% to 13.0%.
Under the most recently enacted HEA reauthorization, an institution’s cohort default rate for the 2009 federal fiscal year, as well as subsequent federal fiscal years, will be based on the rate at which its former students who enter repayment during the year default on their FFEL and Direct loans on or before the end of the second year following the year in which they entered repayment. The 2009 cohort default rate will include students who enter repayment between October 1, 2008 and September 30, 2009 and who default on or before September 30, 2011. As a result of the extended default period, most institutions’ respective cohort default rates are expected to materially increase when rates based upon the new calculation method first are published after October 1, 2011. The HEA reauthorization provided some relief from the anticipated increase in cohort default rates by increasing the default rate threshold from 25% to 30% effective October 1, 2011 and by requiring that the rate as calculated under the old methodology will be used in determining sanctions associated with high cohort default rates until the federal fiscal year beginning October 1, 2013.
If an institution’s FFEL/Direct cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Provisional certification by itself does not limit an institution’s access to Title IV program funds but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if that institution commits a material violation of Title IV program requirements.

As of June 30, 2010, 22 of our schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ended June 30, 2009, the most recent year for which such rates have been calculated. Funds from the Perkins program did not exceed 0.5% of these schools’ respective net revenues in fiscal 2010. None of these schools has been placed on provisional certification for this reason.
Each of our schools whose students participate in the FFEL/Direct program maintains a student loan default management plan if its default rate equals or exceeds 5%. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL/Direct lenders and guaranty agencies. The historical default rates experienced by Argosy University and Western State University College of Law have been relatively low, and therefore these schools have engaged in significantly fewer default management activities.
Regulatory Oversight. The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally such reviews occur every six years, although it typically occurs after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently all of our schools are operating under a Provisional Program Participation Agreement with the U.S. Department of Education due to the change of control of the Company which occurred in connection with the Transaction.
During fiscal 2010, the U.S. Department of Education performed reviews of two of our thirty institutions. An additional program review was performed at one of our institutions in July 2010. We have not received a final report from the U.S. Department of Education for two of the three reviews. In addition, the U.S. Department of Education recently notified us that it plans to perform two additional program reviews in September 2010.
Financial Responsibility Standards. Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. The composite score must be at least 1.5 in order for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on the institution’s eligibility to participate in Title IV programs. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements at our consolidated level. Our consolidated financial statements did not satisfy the financial responsibility standards for fiscal 2010 on a consolidated basis and will not for the foreseeable future. We are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of goodwill recorded and indebtedness we incurred in connection with the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds expected to be received by students at our schools during fiscal 2011. As a result, we posted a $259.8 million letter of credit with the U.S. Department of Education in May 2010. Prior to May 2010, the size of the letter of credit was set at 10% of the Title IV program funds received by students at our schools during the prior fiscal year. The letter of credit, provisional certification and financial and heightened cash monitoring will be in effect until at least June 2011 and are likely to continue beyond that date. The implementation of heightened cash monitoring has not materially impacted our cash flows from operations.

Return of Title IV Funds. Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. We posted a letter of credit for two of our schools in the aggregate amount of $950,000 because our fiscal 2009 independent Title IV compliance audit indicated that such schools had exceeded federal thresholds for allowable number of late refunds during at least one of its two most recent fiscal years. Our independent Title IV compliance audits for fiscal 2010 are currently in process.
Administrative Capability Requirements. Regulations of the U.S. Department of Education specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations, have capable and sufficient personnel to administer Title IV programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students and submit all reports and financial statements required by the regulations. If an institution fails to satisfy any of these criteria, the U.S. Department of Education may require the repayment of federal student financial aid funds, transfer the institution from the advance system of payment of Title IV program funds to the cash monitoring or reimbursement method of payment, place the institution on provisional certification status or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.
Restrictions on Operating Additional Schools. The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. In addition, a school that undergoes a change of ownership resulting in a change of control (as defined under the HEA) must be reviewed and recertified for participation in Title IV programs under its new ownership. All of our schools are currently provisionally certified due to the Transaction. During the time when a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds. Our expansion plans are based, in part, on our ability to add additional locations and acquire schools that can be recertified. The U.S. Department of Education informed us following the Transaction that it would not seek to impose growth restrictions on any of our schools as a result of the Transaction. Additionally, in May 2010 the U.S. Department of Education notified us that it will process requests for new locations and programs under our existing expansion plans and requested notification from us of any expansion beyond our existing plans in order to analyze those plans.
The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2010, the percentage of revenues derived from Title IV programs on a cash accounting basis ranged from approximately 89% to 58%, with a weighted average of approximately 77% as compared to a weighted average of approximately 70% in fiscal 2009. In order to ensure proper reporting of our 90/10 rates, we have engaged an independent accounting firm to perform a detailed review of the 90/10 rate of one of our institutions representing approximately 1.6% of our net revenues in fiscal 2010 which had a 90/10 rate of 89% in fiscal 2010. We expect to receive the results of the detailed review in the Fall of 2010. We anticipate that our 90/10 rates will continue to increase in fiscal 2011 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2011 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. Additionally, the revised rules included in the most recent HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule.

Restrictions on Payment of Bonuses, Commissions or Other Incentives. An institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds. Effective July 1, 2003, the U.S. Department of Education adopted regulations to attempt to clarify this so-called “incentive compensation” law. The regulations identify 12 “safe harbor” compensation arrangements that the U.S. Department of Education has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. Although we cannot provide any assurances that the U.S. Department of Education will not find deficiencies in our compensation plans, we believe that our current compensation plans are in compliance with the HEA and the regulations currently promulgated by the U.S. Department of Education.
The U.S. Department of Education recently proposed regulations that would eliminate the current 12 safe harbors. The proposed regulations do not establish clear criteria for compliance in all circumstances. Among other things, the U.S. Department of Education has announced that under the proposed rules an institution would not be permitted to consider an employee’s success in securing student enrollments or the award of financial aid as a basis for a change in compensation, nor consider institutional goals based on such success; that an institution would not be permitted to pay bonuses to employees on the basis of students who complete their programs of instruction; and that the incentive compensation prohibition would apply to any activities that are conducted for the purpose of enrolling students or awarding financial aid. The proposed regulations broadly define employees considered to be “indirectly engaged” in student recruiting and could impact bonuses paid to all employees of a post-secondary institution, including executive officers. The U.S. Department also has stated that it will not review individual schools’ compensation plans prior to their implementation. If the proposed regulations are adopted as final regulations, we would be required to change our compensation practices for our admissions representatives and may be required to revise compensation programs for other employees in our organization, and these changes could have a material adverse impact on our enrollments and our business.
The Proposed “Gainful Employment Rule”. The U.S. Department of Education published a NPRM on July 26, 2010 that, if promulgated as final regulations consistent with the NPRM, would cause significant changes to our business by implementing a definition of the term “gainful employment”. Under the HEA, for-profit post-secondary institutions are required to provide programs which prepare students for “gainful employment” in a recognized profession. The term “gainful employment” currently is not defined in the HEA and has not been previously defined by regulations adopted by the U.S. Department of Education. Under the NPRM, programs would be considered to lead to gainful employment based on two tests, one of which is based on total debt-to-income ratios and the other of which is based on Title IV loan repayment rates. Programs would be determined to be fully eligible, restricted or ineligible based on the results of the two tests. Additionally, if certain minimum thresholds for both tests are not satisfied for a program, institutions would be required to warn students that they may have difficulty repaying loans incurred in connection with attending the program and to disclose the results of both tests to current and prospective students. The following table summarizes the tests under the definition of gainful employment included in the NPRM:

DEBT BURDEN
		(A)		(B)
		Above 12% of		Below 8% of
		Earnings AND 30%	Neither Column (A)	Earnings OR 20%
		of Discretionary	or Column (B)	of Discretionary
		Income	Applies	Income
PRINCIPAL REPAYMENT RATE	Above 45%	Fully Eligible; Warning Required	Fully Eligible; Warning Required	Fully Eligible

	35% — 45%	Restricted; Warning Required	Restricted; Warning Required	Fully Eligible; Warning Required

	Below 35%	Ineligible	Restricted; Warning Required	Fully Eligible; Warning Required

The Title IV loan repayment rate is generally calculated by dividing the total original outstanding principal balance (plus capitalized interest, if any) of FFEL and Direct loans that are owed by students who attended the program and that entered repayment during the prior four federal fiscal years into the total original outstanding principal balance on such loans that either were paid in full or had principal payments made during the most recent fiscal year. FFEL and direct loans of borrowers who qualify for an in-school deferment or public service deferment or which entered repayment after March 31 of the most recent fiscal year are excluded from the calculation. The U.S. Department of Education has stated that loans would not be counted as in repayment if the borrowers are meeting their legal obligations but are not actively repaying their loans such as loans in deferment or forbearance.
The debt-to-income test is generally based on the annual loan payment as a percentage of the students’ average annual earnings and as a percentage of discretionary income. The annual loan payment is calculated by determining the median loan debt of students who completed the program during the three most recent award years prior to the earnings year and using this amount to calculate an annual loan payment based on a ten year repayment schedule and the current annual interest rate on federal Direct unsubsidized loans (currently at 6.8%). Loan debt includes Title IV Program loans, other than Parent PLUS loans, and any private educational loans or debt obligations arising from institutional financing plans. Loan debt does not include any debt obligations arising from student attendance at prior or subsequent institutions unless the other and current institutions are related entities. Average annual earnings is calculated using actual earnings data obtained by the U.S. Department of Education from the Social Security Administration or other federal agency for each student who completed the program during the three most recently completed award years prior to the “earnings year”, which is the calendar year immediately preceding the calculation. Discretionary income is determined based on the students’ average annual earnings less 150% of the poverty line for a single individual as calculated by the U.S. Department of Health and Human Services.
Programs that have a FFEL/Direct loan repayment rate of less than 35% and an assumed debt burden of greater than 12% of earnings and 30% of discretionary income would be declared ineligible for participation in the Title IV programs. For the federal award year beginning July 1, 2012, the total number of ineligible programs would be limited to all Title IV eligible programs comprising 5% of the students in each of the categories of certificate programs, Associates degrees, Baccalaureate degrees, and graduate and professional degrees based on the lowest performing programs in each category. Programs that are declared ineligible may not disburse Title IV funds to students who enter the program after the date of notice from the U.S. Department of Education. Students who enrolled in the program prior to the date of the notice may continue receiving Title IV funds for the remainder of the award year and the immediately following award year. Other programs which would be ineligible but for the 5% cap are placed on restricted status. Institutions with one or more programs that become ineligible may be subject to provisional certification by the U.S. Department of Education.
Programs that would be required to warn students of potentially excessive levels of debt associated with the program must include a prominent warning in their promotional, registration and other materials associated with the program and all admissions meetings with prospective students and disclose to current and prospective students the program’s most recent repayment and debt-to-income rates.
Programs that are classified as restricted would be limited to enrolling a number of students receiving Title IV aid equal to the average number of students enrolled in the program during the prior three award years. Restricted programs must also provide the same warnings to all students in the program and annually provide affirmations from unaffiliated employers that the program aligns with positions at the employers’ businesses and that there are projected job vacancies or expected demand for occupations at those businesses. The number and locations of the businesses for which affirmation is required must be commensurate with the anticipated size of the program. Institutions with one or more programs classified as restricted may be subject to provisional certification by the U.S. Department of Education.
The proposed regulations would require institutions to apply to the U.S. Department of Education for approval before offering an additional program subject to the requirements of the regulations. Institutions would be required to submit similar employer affirmations and projected student enrollments for the next five years for each location of the institution that will offer the program. In connection with its approval, the U.S. Department of Education may restrict the approval for an initial period based on the projected growth estimates and the demonstrated ability of the institution to offer programs that comply with the gainful employment restrictions. The U.S. Department of Education estimates that approximately 55% of currently eligible programs will be classified as restricted under the proposed regulation. Final comments on the gainful employment NPRM are due by September 9, 2010. The U.S. Department of Education is expected to publish final regulations in the Federal Register by November 1, 2010, in which case the new regulations would take effect on July 1, 2011. The proposed regulations require a significant amount of data to determine whether a program is fully eligible, restricted or ineligible, some of which, such as student indebtedness, principal repayment rates and annual student earnings, is not currently available to us. Accordingly, we have been unable to project which of our programs would be ineligible, restricted or fully eligible under the proposed regulation due to the unavailability of data that is relevant to such determinations. In order to assist institutions in estimating the potential impact of the proposed gainful employment rule, the U.S. Department of Education released data on student-loan principal repayment rates at institutions of higher education on August 13, 2010. The U.S. Department of Education estimated the repayment rate — by institution at the organizational level that executes a program participation agreement with the U.S. Department of Education — as of September 30, 2009. Based on the data released by the U.S. Department of Education, the overall principal repayment rate for our institutions as of September 30, 2009 was approximately 38% as compared to the average principal repayment for all proprietary institutions of 36%. The principal repayment rates for each of our education systems on a consolidated basis were as follows: The Art Institutes — 39%; Argosy University — 38%; Brown Mackie Colleges — 22%; South University — 39%; and Western State University College of Law — 48%. The principal repayment rates as of September 30, 2009 for our 30 institutions recognized by the U.S. Department of Education ranged from 56% to 19%. The U.S. Department of Education has stated that principal repayment rate data is not available on an individual program basis and has not released any information about income earned by program graduates. Due to the unavailability of data that is relevant to such determinations, no assurances can be given related to the number of our programs which would be restricted or ineligible under the regulation as currently proposed. The failure of a material number of our programs to satisfy the minimum program eligibility standards under the final eligibility regulations promulgated by the U.S. Department of Education would have a material adverse effect on our enrollments, revenues and results of operations. In addition, limitations on the number of students eligible to receive Title IV funds in a program and on the introduction or growth of new programs could have a material adverse effect on our enrollments, revenues and results of operations. Further, we could be subject to lawsuits from students if a program is declared ineligible for participation in the Title IV programs or restricted on the number of students eligible to participate based on prior students attending the program. No assurances can be given that the excessive debt warnings we may be required to provide to students would not have a material adverse impact on our ability to recruit prospective students to or retain existing students at our schools.
State Authorization and Accreditation Agencies
Each of our U.S. campuses, including our campuses that provide online programs, is authorized to offer education programs and grant degrees or diplomas by the state in which such school is physically located. The level of regulatory oversight varies substantially from state to state. In some U.S. states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state, which could have a material adverse effect on our student enrollment and revenues.
Each of our U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U.S. Department of Education.
If a school does not meet its accreditation or state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure or institutional accreditation makes a school ineligible to participate in Title IV programs. As discussed above under “Legislative and Regulatory Action,” the U.S. Department of Education has proposed regulations that would require institutions to be authorized by a state agency meeting certain requirements in order to be eligible to participate in the Title IV programs. Certain of our schools are located in states which do not have an existing state agency or entity or are not required to have an explicit approval from the state agency or entity. If the proposed regulations are adopted, certain of our institutions may be required to obtain additional approvals in the states in which they are physically located and may be unable to do so if the State does not establish an agency or entity meeting the proposed requirements.
Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our schools also have requirements that may, in certain instances, limit our ability to open a new school, acquire an existing school, establish an additional location of an existing school or add new educational programs.

Canadian Regulation and Financial Aid
The Art Institute of Vancouver, which represented approximately 1.1% of our net revenues in fiscal 2010, is subject to regulation in the Province of British Columbia and in the provinces in which it recruits students. Depending on their province of residence, our Canadian students may receive loans under the federally funded Canada Student Loan Program and/or provincial funding from their province of residence. Canadian schools must meet eligibility standards to administer these programs and must comply with all relevant statutes, rules, regulations and requirements. We believe that The Art Institute of Vancouver currently holds all necessary registrations, approvals and permits and meets all eligibility requirements to administer these governmental financial aid programs. If The Art Institute of Vancouver cannot meet these and other eligibility standards or fails to comply with applicable requirements, it could have a material adverse effect on our business, results of operations, cash flows or financial condition.
The British Columbia government, through its Ministry of Advanced Education and Labour Market Development, regulates private career colleges through an arms length accreditation and registration body called the Private Career Training Institutions Agency of British Columbia (“PCTIA”) and provides financial assistance to eligible students through the StudentAid BC (“SABC”). The student aid program includes a federal component under the Canada Student Loan Program and a provincial portion administered through the provincial SABC program. In order to maintain the right to administer student assistance, The Art Institute of Vancouver must abide by the rules, regulations and administrative manuals and Memorandum of Agreements with the Canada Student Loan Program and the SABC programs.
Institutions cannot automatically acquire student aid designation through the acquisition of other student aid eligible institutions. In the event of a change of ownership, including a change in controlling interest, the Ministry of Advanced Education and Labour Market Development as well as SABC require evidence that the institution has continued capacity and a formal undertaking to comply with registration and student aid eligibility requirements. Given that the Province of British Columbia and PCTIA periodically revise their respective regulations and other requirements and change their respective interpretations of existing laws and regulations, we cannot assure you that the provincial government and PCTIA will agree with our interpretation of each requirement.
Canadian schools are required to audit their administration of student aid programs annually or as otherwise directed by SABC. We believe that we have complied with these requirements.
Employees
At June 30, 2010, we employed approximately 13,400 full time employees, of whom approximately 3,000 were faculty members, and approximately 2,100 part-time employees, of whom approximately 1,800 were faculty members. In addition, we also employed approximately 6,800 adjunct faculty members at June 30, 2010. Adjunct faculty members are employed on a term-to-term basis, while part-time faculty members work a regular part-time schedule.
Competition
The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit providers, including those that offer distance learning programs. Many public and private colleges and universities, as well as other for-profit providers, offer programs similar to those we offer. Public institutions receive substantial government subsidies, and both public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit providers. Accordingly, public and private institutions may have facilities and equipment superior to those in the for-profit sector and often can offer lower effective tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.
Seasonality in Results of Operations
Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments at our schools. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience fewer seasonal fluctuations than campus-based programs. Our first quarter is typically our lowest revenue recognition quarter due to student vacations.

Availability of Reports
We make available financial information, news releases and other information on our Web site at www.edmc.edu. Information contained on our Web site is not part of this Form 10-K or our other filings with the Securities and Exchange Commission. There is a direct link from the Web site to our Securities and Exchange Commission filings, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission. Investors may also contact Investor Relations at 210 Sixth Avenue, 33 rd Floor, Pittsburgh, Pennsylvania 15222 or call (412) 562-0900 to obtain a hard copy of these reports without charge.
ITEM 1A. RISK FACTORS
The following risks comprise all the material risks of which we are aware; however, these risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business or financial performance. If any of the events or developments described below actually occurred, it could have a material adverse effect on our business, financial condition or results of operations.
RISKS RELATED TO OUR HIGHLY REGULATED INDUSTRY
Failure of our schools to comply with extensive regulations could result in monetary liabilities or assessments, restrictions on our operations, limitations on our growth or loss of external financial aid funding for our students.
A majority of our net revenues are indirectly derived from federal student financial aid programs pursuant to Title IV of the HEA. Our participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned upon approvals granted by other agencies. Each of our schools also must obtain and maintain approval to enroll students, offer instruction and grant credentials from the state authorizing agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in Title IV programs. Participation in Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned upon the maintenance of applicable state authorization. Our schools also must comply with the requirements of any loan guarantee agencies that guarantee certain federal student loans made to our schools’ students, the requirements of such state financial aid programs as may be available to our students and the requirements of specialized accrediting agencies which oversee educational quality in particular program areas. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. See “Business — Accreditation”, “Business — Student Financial Assistance”, “Business — Federal Oversight of Title IV Programs”, “Business — State Authorization and Accreditation Agencies” and “Business — Canadian Regulation and Financial Aid”.
If any of our schools were to violate or fail to meet any of these legal and regulatory requirements, we could suffer monetary liabilities or assessments, limitations on our operating activities, loss of accreditation, limitations on our ability to add new schools or offer new programs, termination of or limitations on the school’s ability to grant degrees and certificates, or limitations on or suspension or termination of the school’s eligibility to participate in federal student financial aid programs. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied or interpreted by a regulatory body or whether each of our schools will be able to comply with all of the applicable requirements in the future.

If we fail to obtain periodic recertifications for our schools to participate in Title IV programs, or if our certifications are withdrawn by the U.S. Department of Education prior to the next scheduled recertification, students at the affected schools would no longer be able to receive Title IV program funds.
Our schools are required to seek recertifications from the U.S. Department of Education periodically in order to participate in Title IV programs. The current provisional certifications of our schools expire as follows: five schools expire during fiscal 2011; 23 schools expire during fiscal 2012; and two schools expire during the first quarter of fiscal 2013. The U.S Department of Education typically performs a program review of all Title IV eligible institutions every six years. Two such reviews of our institutions were performed in fiscal 2010 and an additional review occurred in July 2010. We have not received a final report from the U.S. Departments of Education for two of these three reviews. We were recently notified by the U.S. Department of Education that it plans to perform two additional program reviews in September 2010. The U.S. Department of Education will also review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S. Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the U.S. Department of Education were to decide not to renew or to withdraw our certification to participate in Title IV programs at any time, our students no longer would be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations.
The U.S. Department of Education has proposed a number of new regulations that, if adopted in their current form, would result in significant changes to the way we operate our business and increases to the administrative cost of complying with the regulations.
The U.S. Department of Education published NPRMs in the Federal Register on June 18, 2010 and July 26, 2010. Pursuant to the NPRMs, the U.S. Department of Education proposes to amend the regulations for institutional eligibility under the HEA, its recognition of accrediting agencies and a number of federal student financial assistance programs, including the FFEL program, the Direct Loan program and the Pell program. The public comment period for the NPRM published June 18, 2010 expired on August 2, 2010 and the public comment period for the NPRM published July 26, 2010 will expire on September 9, 2010. The U.S. Department of Education is expected to publish new final regulations by November 1, 2010, in which case the new regulations would take effect on July 1, 2011. The NPRMs address 14 areas and, if promulgated as final regulations consistent with the NPRMs, would make significant changes to certain of the current regulatory requirements, including the following:
•	As more fully described in “Business — Federal Oversight of Title IV Programs”, eliminating the 12 “safe harbors” for types of activities and payment arrangements of certain persons and entities involved in student recruiting and other activities that an institution may carry out without violating the HEA’s prohibition on the payment of incentive compensation to these persons and entities. One of the safe harbors permits the payment of fixed compensation, such as a fixed annual salary or hourly wage, so long as the fixed compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment to the fixed compensation is not based solely on the number of students recruited, admitted, enrolled or awarded financial aid. The proposed regulation would prohibit an institution from making salary adjustments or providing anything of value to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV program funds if the salary adjustment or thing of value is based directly or indirectly upon success in securing enrollments or the award of financial aid.
•	As more fully described in “Business — Federal Oversight of Title IV Programs”, defining “gainful employment” that would result in the ineligibility of programs where (i) students who attended the program have annual loan repayment rates on FFEL and Direct loans of less than 35%, and (ii) students who completed the program have an assumed debt-to-income ratio that is greater than 30% of their discretionary income and greater than 12% of their assumed average annual earnings. The proposed regulation would also impose growth restrictions and warning requirements and employer affirmation restrictions for programs that do not meet certain minimum debt-to-income ratios and FFEL/Direct loan repayment rates.
•	Revising the related definitions and provisions to expand the activities that constitute a substantial misrepresentation by an institution of the nature of its educational programs, its financial charges or the employability of its graduates. Under the proposed regulations, any false, erroneous, or misleading statement, or statement that has a capacity to mislead, that a representative of an institution or person or entity with whom the institution has an agreement makes directly or indirectly to any member of the public, an accrediting agency or a state licensing agency could constitute a misrepresentation by the institution. The proposed regulations also expand the type of statements and the manner in which statements can be made. The proposed regulations also expand the U.S. Department of Education’s ability to enforce their regulation by revocation or limitation of an institution’s eligibility to participate in the Title IV programs.

•	As more fully described below, requiring states to legally authorize institutions through a state governmental agency or entity, subject institutions to adverse action by the state, and establish a process to review and act on complaints concerning institutions and enforce applicable state laws.
•	Limiting the percentage of a home institution’s program that could be provided by a host institution if the institutions have a common, for-profit parent. The preamble language to the proposed regulation states that, if the host institution delivers programs in a distinct format, such as distance education, the home institution’s accreditor must approve the mode of delivery. Some of our students take online courses at one of our three schools that offer fully online programs under an agreement between the two schools approved by the home institution’s accrediting agency even though the home institution does not have the capability or approval from its accrediting agency to offer online programs. We are unsure whether the new proposed regulation would limit students attending a home institution from taking online classes at a host institution we own.
•	Defining a “credit hour” and establishing the procedures that accrediting agencies must have in place to determine whether an institution’s assignment of a credit hour is acceptable.
The changes proposed in the NPRMs, or other legislative action and regulatory actions, could increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with Title IV program requirements. For example, the proposed change to regulations prohibiting the payment of incentive compensation to admissions representatives would require us to substantially revise our current compensation practices for our admissions representatives, which could have an adverse affect on our ability to recruit new students and result in our significantly increasing the number of employees who recruit students. If the final regulation is not revised, we may also be required to substantially revise the compensation programs for our executive officers and senior administrative staff at our schools, which currently include a bonus component based on the achievement of certain financial metrics and performance goals. The U.S. Department also has stated that it will not review individual schools’ compensation plans prior to their implementation. In addition, the broad scope of a number of the regulations such as the proposed definition of a substantial misrepresentation will increase our exposure to civil litigation by making it easier for individuals to file qui tam actions under the False Claims Act alleging a violation of the Title IV program regulations.
The definition of “gainful employment” proposed by the U.S. Department of Education could result in our inability to offer a number of programs currently offered to students and substantially decrease the attractiveness of our programs to prospective students, which could reduce the number of students attending our schools and revenue, earnings and cash flows.
The NPRM published by the U.S. Department of Education on July 26, 2010, if promulgated as final regulations consistent with the NPRM, would cause significant changes to our business by implementing a definition of the term “gainful employment”. Under the HEA, for-profit post-secondary institutions are required to prepare students for “gainful employment” in a recognized profession. The term “gainful employment” currently is not defined in the HEA and has not been previously defined by regulations adopted by the U.S. Department of Education. Under the NPRM, programs would be considered to lead to gainful employment based on two tests, one of which is based on total debt-to-income ratios and the other of which is based on Title IV loan repayment rates. Programs would be determined to be fully eligible, restricted or ineligible based on the results of the two tests. Additionally, programs would be required to warn students that they may have difficulty repaying loans incurred in connection with attending a program if certain minimum thresholds for both tests are not satisfied. The proposed regulations require a significant amount of data to determine whether a program is fully eligible, restricted or ineligible, some of which, such as student indebtedness, principal repayment rates and annual student earnings, is not currently available to us. Accordingly, we have been unable to project which of our programs would be ineligible, restricted or fully eligible under the proposed regulation due to the unavailability of data that is relevant to such determinations. Due to the unavailability of such data, no assurances can be given related to the number of our programs which would be restricted or ineligible under the regulation as currently proposed. The failure of a material number of our programs to satisfy the minimum eligibility standards promulgated by the U.S. Department of Education would have a material adverse effect on our enrollments, revenues and results of operations. In addition, limitations on the number of students eligible to receive Title IV funds in a program and on the introduction or growth of new programs could have a material adverse effect on our enrollments, revenues and results of operations. Further, we could be subject to lawsuits from students if a program is declared ineligible for participation in the Title IV programs or restricted on the number of students eligible to participate based on prior students attending the program. No assurances can be given that the excessive debt warnings we may be required to provide to students would not have a material adverse impact on our ability to retain or recruit prospective students to our schools.

Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could reduce the growth of our student population and revenue.
Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. In August 2008, the most recent reauthorization of the HEA was enacted, continuing the Title IV HEA programs through at least September 30, 2014. Future reauthorizations or appropriations may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or the U.S. Department of Education that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.
If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education, our schools may lose eligibility to participate in federal student financial aid programs, which may result in a reduction in our student enrollment and an adverse effect on our results of operations.
To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2010, we did not meet the required quantitative measures of financial responsibility on a consolidated basis.
We are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of goodwill we recorded and indebtedness we incurred in connection with the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds expected to be received by students at our schools during fiscal 2011. As a result, we posted a $259.8 million letter of credit with the U.S. Department of Education in May 2010. Prior to May 2010, the size of the letter of credit was set at 10% of the Title IV program funds received by students at our schools during the preceding fiscal year. Outstanding letters of credit reduce the availability under our revolving credit facility.
We expect to continue to not satisfy the U.S. Department of Education’s quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our schools to be required to continue on provisional certification for additional three-year periods. The current provisional certifications of our schools expire as follows: five schools expire during fiscal 2011; 23 schools expire during fiscal 2012; and two schools expire during the first quarter of fiscal 2013. We expect that the U.S. Department of Education’s evaluation of our schools’ financial responsibility on the basis of our consolidated financial statements will continue through future annual reviews and may result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and cash monitoring could adversely affect our net income and student population. We expect to be required to renew the letter of credit at the 10% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the amount substantially. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification. Any failure to meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education could affect our students’ ability to access student financial assistance programs, which would adversely affect our net income and student population.

An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. Certain of our schools have default rates in excess of specified rates in the Federal Perkins Loan Program, which is not a material federal student aid program for us or any of our institutions. Though we believe our schools do not exceed either the specified rates for student default for our material programs or the percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one or more of our schools could have a material adverse effect on our student population and revenue.
The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages. Providers of federally guaranteed student loans have also experienced recent increases in default rates. Any increase in interest rates could contribute to higher default rates with respect to repayment of our students’ education loans. Such higher default rates may adversely impact our eligibility to participate in Title IV programs, which could result in a significant reduction in our student population and our profitability.
In the event of a bankruptcy filing by any of our schools, the schools filing for bankruptcy would not be eligible to receive Title IV program funds, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. In addition, our other schools may be held to be jointly responsible for financial aid defaults experienced at the bankrupt schools.
If any of our schools either fails to demonstrate “administrative capability” to the U.S. Department of Education or violates other requirements of Title IV programs, the U.S. Department of Education may impose sanctions or terminate that school’s participation in Title IV programs.
Regulations adopted by the U.S. Department of Education specify criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution:
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
If an institution fails to satisfy any of these criteria, or any other of the legal and regulatory requirements of Title IV programs, the U.S. Department of Education may:
•	require the repayment of federal student financial aid funds improperly disbursed;
•	transfer the institution from the “advance” system of payment of federal student financial aid funds to the “reimbursement” system of payment or “cash monitoring”;
•	place the institution on provisional certification status; or
•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.
If one or more of our schools loses or is limited in its access to, or is required to repay, federal student financial aid funds due to a failure to demonstrate administrative capability or to comply with other requirements of Title IV programs, our business could be materially adversely affected.

If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.
Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2010, the percentage of revenues derived from Title IV programs ranged from approximately 89% to 58%, with a weighted average of approximately 77% as compared to a weighted average of approximately 70% in fiscal 2009. In order to ensure proper reporting of our 90/10 rates, we have engaged an independent accounting firm to perform a detailed review of the 90/10 rate of one of our institutions representing approximately 1.6% of our net revenues in fiscal 2010 which had a 90/10 rate of 89% in fiscal 2010. We expect to receive the results of the detailed review in the Fall of 2010. We anticipate that our 90/10 rates will continue to increase in fiscal 2011 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2011 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. Additionally, the revised rules included in the new HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. Continued decreases in the availability of state grants would also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. We continue to monitor the compliance with the 90/10 Rule by each of our institutions and assess the impact of increased financial aid received by our students under the current rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.
Our failure to comply with various state regulations or to maintain any national, regional or programmatic accreditation could result in actions taken by those states or accrediting agencies that would have a material adverse effect on our student enrollment and results of operations.
Each of our U.S. campuses, including our campuses that provide online programs, is authorized to offer education programs and grant degrees or diplomas by the state in which such school is physically located. The level of regulatory oversight varies substantially from state to state. In some U.S. states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. In addition, each of our U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U.S. Department of Education. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state, which could have a material adverse effect on our student enrollment and revenues.
If one of our schools does not meet its accreditation or applicable state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure in the state where it is physically located or institutional accreditation would make such school ineligible to participate in Title IV programs, which could have a material adverse effect on our student enrollment and revenues. Further, requirements for programs offered by our schools that are accredited by national accrediting agencies with respect to retention rates, graduation rates and employment placement rates may be more difficult to satisfy due to the current economic recession in the U.S. If programmatic accreditation is withdrawn or fails to be renewed for any of the individual programs at any of our schools, enrollment in such program could decline, which could have a material adverse impact on student enrollment and revenues at that school.

The U.S. Department of Education recently proposed regulations that would require states, in order to permit post-secondary institutions located within the state to participate in the Title IV student financing programs, to (i) specifically authorize each institution to offer programs beyond secondary education (i.e., is not merely an authorization to do business in the state), (ii) make the authorization subject to adverse action by the state, and (iii) have in place a process to review and act on complaints about the institution and to enforce applicable state laws against the institution. If the proposed regulation is adopted by the U.S. Department of Education, a number of states will need to make significant revisions to their current regulatory scheme for post-secondary institutions. For example, Argosy University has a campus located in Hawaii, which does not have a state agency which authorizes post-secondary institutions. In addition, a number of states where we have schools, such as California, Texas and Alabama, do not license post-secondary institutions which are regionally accredited. We are unsure of the potential impact of this proposed regulation on our three schools which offer fully online programs because these schools generally are not currently required to obtain licensure in the states in which their students reside outside of the main campus for the school. Further, the U.S. Department of Education plans to issue final regulations by November 1, 2010, which would make the regulations effective as of July 1, 2011 and provide very little time for states negatively impacted by the new regulation to adopt legislation which conforms with the new requirements unless the proposed regulations are substantially revised prior to adoption or the effective date of the regulations is extended. The inability of our students to participate in Title IV financing programs at one or more of our schools due to the failure of the state in which it is located to comply with any new regulations on authorization and oversight of post-secondary institutions would have a material adverse effect on our student population and revenue. Additionally, the requirement that our three schools which currently offer fully online programs to obtain authorization from each state in which students enrolled in the programs are located would have a have a material adverse effect on our student population and revenue if the schools are not provided sufficient time in which to obtain the state authorizations.
Loss of or reductions in state financial aid programs for our students could negatively impact our revenues from students.
In fiscal 2010, approximately 2% of our net revenues were indirectly derived from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. Recently several states in which we have schools have substantially decreased or eliminated the amount of grants available to students who attend for-profit post secondary institutions. The loss of access to these state grants by our students could have a material adverse effect on our business due to enrollment losses at our schools.
If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment, and thereby adversely affect our results of operations.
If we or one of our schools experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of shares of our stock, internal restructurings, acquisition of schools from other owners, significant changes in the composition of a school’s board of directors or certain other transactions or events, several of which are beyond our control. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our schools, including limitations on our ability to open new campuses or initiate new educational programs. Restrictions on growth such as these could have a material adverse impact on our student population and revenue and future growth plans. The potential adverse effects of a change of control also could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for shares of our common stock and could have an adverse effect on the market price of our common stock.
Government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate litigation against us, which may adversely impact our licensing or accreditation status, and thereby adversely affect our results of operations.
From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. If the results of any such proceedings are unfavorable to us, we may lose or have limitations imposed on our accreditation, state licensing, state grant or Title IV program participation, be required to pay monetary damages or be subject to fines, penalties, injunctions or other censure that could materially and adversely affect our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the “reimbursement” or “heightened cash monitoring” method of Title IV program funding, and we may have to devote significant money and management resources to address these issues, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.
The Chicago campus of Argosy University was included in an undercover investigation performed by the GAO in connection with hearings currently being held by the U.S. Senate HELP committee. The report presented by the GAO to the HELP committee stated that admissions representatives at all 15 of the for-profit institutions visited by the GAO in connection with its undercover investigation made “deceptive or otherwise questionable statements” to the GAO investigators. The statements made by our admissions representative cited by the GAO relate to the overall cost of the program of study and incomplete information about the qualifications of faculty members and student graduation rates. We have requested copies of the interactions between the GAO investigators and our campus personnel and have yet to receive a copy of the videotape.  We will review any evidence provided by the GAO and will take appropriate actions based on any evidence we obtain. Additionally, the President of Argosy University received a letter from HLC requesting a response to the allegations contained in the GAO report. In addition to seeking a response to the specific circumstances identified in the GAO report, HLC requested that Argosy University demonstrate that it has reasonable, sufficient, and effective systems in place to assure appropriate control of employees engaged in the recruiting, marketing or admissions process.  Argosy University is in the process of responding to HLC’s requests.
The hearings held by the HELP committee and the requested GAO review are not formally related to the rulemaking process currently undertaken by the U.S. Department of Education. However, the hearings and the requested GAO review could affect the final rules promulgated by the U.S. Department of Education or could lead to further investigations of proprietary schools and the proposal of additional regulations.

Our regulatory environment and our reputation may be negatively influenced by the actions of other post-secondary education institutions.
In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary education institutions. For example, the U.S. Senate HELP committee held two hearings on the for-profit education industry during the Summer of 2010 and plans to hold more in the Fall. We received a substantial request for documents from the HELP committee on August 5, 2010 in connection with the hearings and are currently responding to the request. The request seeks information and documents relating to our use of Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV funds and manage compliance with the 90/10 Rule. The request also seeks an understanding of the number of students who complete or graduate from programs offered by our schools, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. In addition, the HELP committee requested that the Government Accountability Office perform an independent study of the for-profit education industry. The study is not anticipated to be available until 2011. The HELP committee hearings, along with other recent investigations and lawsuits, have included allegation of, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted significant adverse media coverage. Allegations against the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.
We do not have significant experience in processing student loans through the Direct Loan program and we could experience increases to our administrative costs and delays to the receipt of federal loan proceeds.
Loans to students at our U.S. schools under the FFEL/Direct loan program represented approximately 72.7% of our net revenues in fiscal 2010. Under recently adopted legislation, all new federal student loans after July 1, 2010 are required to be made through the Direct Loan program. As of June 30, 2009 only two of our schools participated in the Direct Loan program. While each of our U.S. based schools participated in the Direct Loan program as of June 30, 2010, processing all of our students’ federal loans through the Direct Loan program is a substantial change to our systems and operating procedures, and could cause increases to our administrative costs and delays to our receipt of federal student loan proceeds.
RISKS RELATED TO OUR BUSINESS
If our students were unable to obtain private loans from third party lenders, our business could be adversely affected given our reliance on such lenders as a source of net revenues.
The education finance industry has been experiencing and may continue to experience problems that have resulted in fewer overall financing options for some of our students. Factors that could impact the general availability of loans to our students include:
•	changes in overall economic conditions or overall uncertainty or disruption in capital markets, in either case causing lenders to cease making student loans, limit the volume or types of loans made or impose more stringent eligibility or underwriting standards;
•	the financial condition and continued financial viability of student loan providers;

•	changes in applicable laws or regulations, such as provisions of the most recently-enacted HEA reauthorization that impose new disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; and
•	determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit institutions.
During fiscal 2010, revenues derived indirectly from private loans to students at our schools, excluding loans under our Education Finance Loan program, represented approximately 4.5% of our net revenues, as compared to approximately 13.0% and 22.3% of our net revenues in fiscal 2009 and 2008, respectively. These loans are provided pursuant to private loan programs and are made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. Private loans are made to our students by institutions and are non-recourse to us and our schools. Approximately 43% of the private loans in fiscal 2010 were offered by SLM Corporation (“Sallie Mae”) and its affiliates and serviced by its affiliated loan servicer.
During the last two fiscal years, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy standard underwriting criteria, we pay credit enhancement fees to certain lenders (including Sallie Mae) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and are continued their education but who did not satisfy Sallie Mae’s current standard underwriting criteria expired in June 2010.
The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages, which has resulted in fewer providers of student loans. Providers of federally guaranteed student loans and alternative or private student loans have also experienced recent increases in default rates. Adverse market conditions for consumer loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Certain private lenders have also required that we pay them new or increased fees in order to provide private loans to prospective students.
The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We do not anticipate awarding aid to new students under the Education Finance Loan program during fiscal 2011, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In August 2008, we introduced the Education Finance Loan program, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. During fiscal 2010, approximately 2.6% of our net revenues were derived from loans under the Education Finance Loan program as compared to 1.0% of our net revenues in fiscal 2009. We do not anticipate awarding aid under the Education Finance Loan program in fiscal 2011 to students who had not received aid under the program as of June 30, 2010. We estimate that total aid awarded under the program will be approximately $15 million in fiscal 2011.
We bear the risks of collection with respect to these loans from students who do not meet eligibility and underwriting standards of other commercial lenders. As a result, our allowance for doubtful accounts and bad debt expense have increased. Factors that may impact our ability to collect these loans include general economic conditions, compliance with laws applicable to the origination, servicing and collection of loans, the quality of our loan servicers’ performance and the priority that borrowers under these loans, particularly students who did not complete or were dissatisfied with their programs of study, attach to repaying these loans as compared to other obligations. In addition, because of restrictions imposed under our existing debt arrangements or otherwise, this program, or any enlargement or extension of this program, could adversely affect our ability to make investments and incur indebtedness for the financing of other aspects of our business, including acquisitions.

Federal, state and local laws and public policy and general principles of equity relating to the protection of consumers apply to the origination, servicing and collection of the loans that we purchase under this program. Any violation of the various federal, state and local laws, including, in some instances, violations of these laws by parties not under our control, may result in losses on the loans that we purchase or may limit our ability to collect all or part of the principal or interest on the loans that we purchase. This may be the case even if we are not directly responsible for the violations by such parties.
Federal or state financial regulators also might delay or suspend the Education Finance Loan program for a variety of reasons, including as a result of concerns that the program exposes our bank partners to unacceptable risks. Finally, depending on the terms of the loans, state consumer credit regulators may assert that our activities in connection with the Education Finance Loan program require us to obtain one or more licenses, registrations or other forms of regulatory approvals, any of which may not be able to be obtained in a timely manner, if at all.
Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.
The United States and other industrialized countries currently are experiencing reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. In addition, homeowners in the United States have experienced a significant reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, which could materially and adversely affect our business, financial condition, results of operations and cash flows. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and persistence rates. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. Further, the inability of students to pay their tuition and fees in cash has, along with other factors, resulted in a significant increase to our 90/10 rate.
The continued disruptions in the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to expand or operate our business and may affect the availability or cost of borrowing under our existing credit facilities.
The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty during the last two years leading to governmental intervention in the banking sector in the United States and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our senior secured credit facilities. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.
We may have difficulty opening additional new schools and growing our online academic programs, and we may be unable to achieve the anticipated return on our investment.
We anticipate continuing to open new schools in the future. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses and other resources. When opening a new school, we are required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, a school has to be certified by the U.S. Department of Education. Further, our debt agreements include limitations on the amount of capital expenditures we may make on an annual basis. Our failure to effectively manage the operations of newly established schools or service areas, or any diversion of management’s attention from our core school operating activities, could harm our business.

We anticipate significant future growth from online courses we offer to students. As of June 30, 2010, we offer fully online programs at The Art Institute of Pittsburgh, Online Division, Argosy University and South University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs as planned.
We may not be able to implement our growth strategy optimally if we are not able to improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost-effective manner.
We continually seek to improve the content of our existing academic programs and develop new programs in order to meet changing market needs. Revisions to our existing academic programs and the development of new programs may not be accepted by existing or prospective students or employers in all instances. If we cannot respond effectively to market changes, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors are able to introduce competing programs. Our efforts to introduce a new academic program may be conditioned or delayed by requirements to obtain federal, state and accrediting agency approvals. The development of new programs and classes, both conventional and online, is subject to requirements and limitations imposed by the U.S. Department of Education, state licensing agencies and the relevant accrediting bodies. The imposition of restrictions on the initiation of new educational programs by any of our regulatory agencies may delay such expansion plans. If we do not respond adequately to changes in market requirements, our ability to attract and retain students could be impaired and our financial results could suffer.
Establishing new academic programs or modifying existing academic programs also may require us to make investments in specialized personnel and capital expenditures, increase marketing efforts and reallocate resources away from other uses. We may have limited experience with the subject matter of new programs and may need to modify our systems and strategy. If we are unable to increase the number of students, offer new programs in a cost-effective manner or otherwise manage effectively the operations of newly established academic programs, our results of operations and financial condition could be adversely affected.
Our marketing and advertising programs may not be effective in attracting prospective students, current students or potential employers of our graduates.
In order to maintain and increase our revenues and margins, we must continue to attract new students in a cost-effective manner. Over the last several fiscal years, we have increased the amounts spent on marketing and advertising, and we anticipate that this trend will continue. If we are unable to successfully advertise and market our schools and programs, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools. If we are unable to utilize these advertising methods in a cost-effective manner or if our other costs limit the amount of funds we can contribute to advertising, our profitability and revenue may suffer. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students or current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses.
A decline in the overall growth of enrollment in post-secondary institutions could cause us to experience lower enrollment at our schools, which would negatively impact our future growth.
According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 7.9% over the ten-year period ending in the fall of 2018 to approximately 20.6 million students. This growth compares with a 31.5% increase reported in the prior ten-year period ended in 2008, when enrollment increased from 14.5 million students in 1998 to 19.1 million students in 2008. While enrollment growth in the ten-year period ended 2008 was accompanied by a 20.7% increase in high school graduates from 2.8 million students in 1998 to 3.3 million students in 2008, the U.S. Department of Education is not projecting any significant growth in the number of high school graduates through 2018.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.
The following chart shows our level of consolidated indebtedness at June 30, 2010 (in millions):

Senior secured term loan facility	$1,115.0
8 3/4% senior notes due 2014	375.0
10 1/4% senior subordinated notes due 2016	47.7
Other	1.0

Total	$1,538.7

Our high degree of leverage could have important consequences, including:
•	making it more difficult for us to make payments on our indebtedness;
•	increasing our vulnerability to general economic and industry conditions;
•	requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures and future business opportunities;
•	increasing the likelihood of our not satisfying, on a consolidated basis, the U.S. Department of Education’s annual responsibility requirements and subjecting us to letter of credit and provisional certification requirements for the foreseeable future;
•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, bear interest at variable rates;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, program development, debt service requirements, acquisitions and general corporate or other purposes; and
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our 8 3/4% senior notes due 2014 (the “Senior Notes”) and our 10 1/4% senior subordinated notes due 2016 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”). If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to generate sufficient cash to service all of our debt obligations and may be forced to take other actions in an effort to satisfy our obligations under such indebtedness, which may not be successful.
Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Form 10-K, many of which are beyond our control. We cannot assure you that we will be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our senior secured credit facilities and the indentures governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit certain of our subsidiaries’ ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;
•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;
•	make certain investments, including capital expenditures;
•	sell certain assets;
•	create liens;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	enter into certain transactions with affiliates.
In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. Certain of our subsidiaries have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our indebtedness under our senior secured credit facilities, as well as our unsecured indebtedness.
Failure to keep pace with changing market needs and technology could harm our ability to attract students.
The success of our schools depends to a large extent on the willingness of prospective employers to employ our students upon graduation. Increasingly, employers demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important that our educational programs evolve in response to those economic and technological changes. The expansion of existing academic programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer and our results of operations and cash flows could be adversely affected.
Failure to obtain additional capital in the future could adversely affect our ability to grow.
We believe that funds from operations, cash, investments and borrowings under our revolving credit facility will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the willingness of sellers to provide financing for future acquisitions and the amount of cash flows from our operations. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.
Failure to effectively manage our growth could harm our business.
Our business recently has experienced rapid growth. Growth and expansion of our operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies and our net income may be materially adversely affected.

Capacity constraints or system disruptions to our online computer networks could have a material adverse effect on our ability to attract and retain students.
The performance and reliability of the program infrastructure of our schools’ online operations is critical to the reputation of these campuses and our ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks that host our schools’ online operations, may result in the unavailability of our schools’ online operations’ computer networks. In addition, any significant failure of our computer networks could disrupt our on campus operations. Individual, sustained or repeated occurrences could significantly damage the reputation of our schools’ online operations and result in a loss of potential or existing students. Additionally, our schools’ online computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools’ online computer systems or operations could have a material adverse effect on the ability of our schools’ online operations to attract and retain students.
The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our schools collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with upgrades from time to time.
Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.
We may not be able to retain our key personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Our success depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. We may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. In addition, key personnel may leave and subsequently compete against us. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have a material adverse effect on our results of operations.

If we are not able to integrate acquired schools, we may experience operational inefficiencies.
From time to time, we engage in acquisitions of schools. Integrating acquired operations into our institutions involves significant risks and uncertainties, including:
•	inability to maintain uniform standards, controls, policies and procedures;
•	distraction of management’s attention from normal business operations during the integration process;
•	expenses associated with the integration efforts; and
•	unidentified issues not discovered in our due diligence process, including legal contingencies.
Our inability to operate one or more of our schools or locations due to a natural disaster, terrorist act or widespread epidemic or to restore a damaged school or location to its prior operational level could materially hurt our operating results.
A number of our schools are located in Florida and elsewhere in the southeastern United States in areas prone to hurricane damage, which may be substantial. We also have a number of schools located in California in areas vulnerable to earthquakes. One or more of these schools may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster which does substantial damage to the area in which a school is located. In addition, we may not be in a position to devote sufficient resources to a damaged school in order for it to re-open in a timely fashion or at the same level of operation as existed prior to the damage. Further, a regional or national outbreak of influenza or other illness easily spread by human contact could cause us to close one or more of our schools for an extended period of time. The failure of one or more of our schools to operate for a substantial period of time could have a material adverse effect on our results of operations.
We have a significant concentration of admissions representatives for our fully online schools in two geographically separate locations. A natural disaster or terrorist act which affected one of these locations could result in our inability to contact prospective students for our fully online programs for an extended period of time, which would result in a significantly lower number of new students enrolling in our programs.
We operate in a highly competitive industry, and competitors with greater resources could harm our business.
The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other for-profit providers, including those that offer online learning programs. Many public and private colleges and universities, as well as other for-profit providers, offer programs similar to those we offer. We expect to experience additional competition in the future as more colleges, universities and for-profit providers offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to for-profit providers. Accordingly, public and private institutions may have instructional and support resources superior to those in the for-profit sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.
We could experience an event of default under our senior secured credit agreement if the Sponsors cease to own an aggregate of at least 35% of the voting interests of our outstanding capital stock, and such an event of default could adversely effect our liquidity and financial position.
Under the current terms of our senior secured credit agreement, an event of default would occur if the Sponsors cease to own, collectively, at least 35% of the voting interests of our outstanding capital stock on a fully diluted basis. This event of default could be triggered during the term of the senior secured credit agreement either by future sales or transfers of our capital stock by any of the Sponsors or by additional issuances of voting capital stock by us. As of June 30, 2010, the Sponsors owned, in the aggregate, approximately 69.1% of the voting interests of our outstanding capital stock on a fully diluted basis.
Because we cannot control when future transactions by any of the Sponsors will occur, we cannot assure you that one or more Sponsors will not engage in transactions that trigger an event of default under the current terms of our senior secured credit agreement, or that we will be able to amend this provision of our senior secured credit agreement prior to any such sale or transfer. If an event of default occurs as a result of a future sale or transfer by any of the Sponsors, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. It is possible that we would not be in a position at that time to refinance the amounts due under the senior secured credit agreement on economical terms, or at all, or repay the amounts due to the lenders, and the lenders then could proceed against the collateral securing our indebtedness.

If we expand in the future into new markets outside the United States, we would be subject to risks inherent in non-domestic operations.
If we acquire or establish schools in new markets outside the United States, we will face risks that are inherent in non-domestic operations, including the complexity of operations across borders, currency exchange rate fluctuations, monetary policy risks, such as inflation, hyperinflation and deflation, and potential political and economic instability in the countries into which we expand.
Private equity funds affiliated with the Sponsors own the majority of our voting stock, which, if they act together, allows them to control substantially all matters requiring shareholder approval.
Private equity funds affiliated with Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners beneficially owned approximately 28.6%, 33.6% and 6.9%, respectively, of our outstanding common stock at June 30, 2010. In addition, pursuant to a Shareholders Agreement entered into among the Sponsors and certain of our shareholders, five of our ten directors are representatives of the private equity funds affiliated with the Sponsors. Certain private equity funds affiliated with Providence Equity Partners and certain private equity funds affiliated with Goldman Sachs Capital Partners each have the right to appoint two directors if such Sponsor owns 10% or more of our common stock and each of the Sponsors have the right to appoint one director if such Sponsor owns 2% or more of our common stock. As a result, these private equity funds, should they vote their respective shares in concert with each other, have significant influence over our decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders, regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders.
Additionally, the Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. As long as private equity funds affiliated with the Sponsors collectively continue to own, directly or indirectly, a significant amount of the outstanding shares of our common stock, the Sponsors will collectively continue to be able to strongly influence or effectively control our decisions.
We qualify for and avail ourselves of exemptions from certain corporate governance requirements for companies whose stock is quoted on The NASDAQ Stock Market LLC (“Nasdaq”) that provide protection to shareholders of other companies.
The parties to the Shareholders Agreement collectively will own more than 50% of the total voting power of our common stock, and we therefore use certain “controlled company” exemptions under Nasdaq’s corporate governance listing standards that free us from the obligation to comply with certain Nasdaq corporate governance requirements, including the requirements:
•	that a majority of our Board of Directors consists of independent directors;
•	that the compensation of executive officers be determined, or recommended to our Board of Directors for determination, either by (a) a majority of the independent directors or (b) a compensation committee comprised solely of independent directors; and
•	that director nominees be selected, or recommended for our Board of Directors’ selection, either by (a) a majority of the independent directors or (b) a nominations committee comprised solely of independent directors.
As a result of our use of these exemptions, owners of our common stock do not have the same protection afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements. In the event that we cease to be eligible to utilize “controlled company” exemptions under Nasdaq’s corporate governance listing standards, we will have a transitionary period during which we must achieve compliance with the requirements described above.

Provisions in our charter documents and the Pennsylvania Business Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect existing shareholders.
Provisions in our charter documents could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of the Company, even if doing so might be beneficial to our shareholders. Our articles of incorporation and bylaws provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, our articles of incorporation authorize our Board of Directors to issue up to 20.0 million shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by our shareholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Additional provisions that could make it more difficult for shareholders to effect certain corporate actions include the following:
•	our articles of incorporation prohibit cumulative voting in the election of directors;
•	once the private equity funds affiliated with the Sponsors and certain of our other institutional investors collectively cease to beneficially own 50% or more of our outstanding common stock, our articles of incorporation and bylaws will not (i) permit shareholder action without a meeting by consent, except for unanimous written consent, (ii) permit shareholders to call or to require the Board of Directors to call a special meeting or (iii) permit shareholder removal of directors without assigning any cause; and
•	our bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must comply with advance notice procedures.
Our shareholders may remove directors only for cause; provided, that as long as our shareholders have the right to act by partial written consent, directors may be removed from office by partial written consent without assigning any cause. These and other provisions of the Pennsylvania Business Corporation Law (the “PBCL”) and our articles of incorporation and bylaws may discourage acquisition proposals, make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.
We currently do not intend to pay dividends on our common stock and, consequently, investors’ only opportunity to achieve a return on their investment is if the price of our common stock appreciates.
We currently do not expect to pay dividends on shares of our common stock. The terms of our senior secured credit facilities and indentures limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under our credit facilities or indentures, our ability to pay cash dividends will be limited in certain circumstances in the absence of a waiver of that default or an amendment to the facilities or indentures. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under our senior secured credit facilities and indentures. Subject to these restrictions, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors. Consequently, the only opportunity for investors to achieve a return on their investment in the Company is if the market price of our common stock appreciates.
We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our debt service and other obligations.
We conduct all of our operations through certain of our subsidiaries, and we currently have no significant assets other than cash of approximately $48.3 million and the capital stock of our respective subsidiaries. As a result, we will rely on dividends and other payments or distributions from our operating subsidiaries to meet any existing or future debt service and other obligations. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may occur. For example, our senior secured credit agreement and the indentures governing the Notes contain certain restrictions on our subsidiaries’ ability to pay dividends and to make distributions.

We experience seasonal fluctuations in our results of operations which may result in similar fluctuations in the trading price of our common stock.
Historically, our quarterly revenues and income have fluctuated primarily as a result of the pattern of student enrollments at our schools. The number of students enrolled at our schools typically is greatest in the second quarter of our fiscal year, when the largest number of recent high school and college graduates typically begin post-secondary education programs. Student vacations generally cause our student enrollments to be at their lowest during our first fiscal quarter. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenue, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year. These fluctuations in our operating results may result in corresponding volatility in the market price for our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2010, our schools were located in major metropolitan areas in 31 states and one Canadian province. Typically, an Art Institute occupies an entire building or several floors or portions of floors in a building. Argosy University campuses, the Brown Mackie Colleges and South University schools are smaller and typically located in office or commercial buildings.
We currently lease most of our administrative and educational facilities under operating lease arrangements. We own a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by the Brown Mackie College in Lenexa, Kansas. At June 30, 2010, we owned approximately 0.6 million square feet of real property and leased approximately 6.2 million square feet of office and educational facilities.
Many of our facility leases contain provisions prohibiting a change in control of the lessee or permitting the landlord to terminate the lease upon a change in control of the lessee. Based primarily upon our belief that (1) we maintain good relations with the substantial majority of our landlords, (2) most of our leases are at market rates and (3) we have historically been able to secure suitable leased property at market rates when needed, we believe that these provisions will not, individually or in the aggregate, have a material adverse effect on our business or financial position.
ITEM 3. LEGAL PROCEEDINGS
In August 2009, a complaint was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Ms. Powell-Kissinger as a defendant. The plaintiffs filed an amended complaint in state court in January 2010 under the name of Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The complaint alleges that, prior to the plaintiffs’ enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation, American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs’ career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remaining lawsuits in the case were stayed pending the resolution of the three arbitrations. We believe the claims in this lawsuit and the arbitrations to be without merit and we intend to vigorously defend ourselves.

In March 2010, the same counsel representing the plaintiffs in the Buirkle case filed a complaint in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy University, Education Management LLC and Education Management Corporation. In Adibian, three former students who were enrolled in the Clinical Psychology doctoral program at the Argosy University Dallas campus make similar allegations to those set forth in the Buirkle case and seek unspecified monetary compensatory and punitive damages. A fourth former student in the program had signed a binding arbitration agreement and therefore filed for arbitration rather than joining in the new lawsuit. In August 2010, the three former students withdrew their lawsuit.
On May 6, 2010, a qui tam action captioned Buchanan v. South University Online and Education Management Corporation filed under the False Claims Act in July 2007 was unsealed due to the U.S. Department of Justice’s decision to not intervene in the action at this time. The case, which is pending in the United States District Court for the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the HEA and U.S. Department of Education regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds. The complaint, which was filed by a former admissions representative for the online programs offered by South University, outlines a theory of damages based upon Title IV funding disbursements to the Company over a number of years and asserts the plaintiff is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. We believe the claims to be without merit and intend to defend this action vigorously.
On August 11, 2010, a securities class action complaint captioned Gaer v. Education Management Corp., et. al was filed against the Company, certain of our executive officers and directors, and certain underwriters of our initial public offering. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934 due to allegedly false and misleading statements in connection with our initial public offering and our subsequent press releases and filings with the Securities and Exchange Commission. We believe that the lawsuit is without merit and intend to vigorously defend ourselves.
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
In addition to the matters described above, we are a defendant in certain legal proceedings arising out of the conduct of our business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such legal proceedings, individually and in the aggregate, is not anticipated to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On October 1, 2009, we consummated an initial public offering of 23.0 million shares of our common stock for net proceeds of approximately $387.3 million. In connection with the initial public offering, our Board of Directors declared a 4.4737 for one split of our common stock, which was paid in the form of a stock dividend on September 30, 2009. In connection with this stock split, we amended and restated our articles of incorporation to, among other things, increase the our number of authorized shares of common stock. Unless otherwise noted, all information presented in this Form 10-K has been adjusted to reflect our amended and restated articles of incorporation and stock split.
Our common stock is traded on the Nasdaq Global Select Market under the symbol “EDMC.” At August 31, 2010, there were 142,874,389 shares of our common stock outstanding, which were held by approximately 110 holders of record. The computation of the approximate number of shareholders is based upon a broker search. The prices set forth below reflect the high and low sales prices for our common stock, as reported in the consolidated transaction reporting system of the Nasdaq Global Select Market:

	Year Ended June 30,
	2010
	High	Low
Fiscal Quarter Ended

December 31	$26.98	$20.06
March 31	$24.11	$17.10
June 30	$26.79	$15.05

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of EDMC to the cumulative shareholder return for the same period of a peer group and the Standard & Poor’s 500 Stock Index. The peer group is comprised of EDMC, Apollo Group, Inc., Capella Education Co., Career Education Corporation, DeVry Inc., ITT Educational Services, Inc. and Strayer Education, Inc. We believe this peer group, including us, represents a significant portion of the market value of publicly traded companies whose primary business is postsecondary education.
The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
On June 11, 2010, EDMC announced a stock repurchase program under which we may purchase up to $50.0 million of our common stock through June 30, 2011. On June 15, 2010, we purchased 123,000 shares of our common stock under this program at a price of $17.95 per share, which we currently hold in treasury.
We have not paid dividends over the past two fiscal years, and we currently do not expect to pay dividends on shares of our common stock. The agreements governing our indebtedness limit our ability to pay dividends.
See Part III, Item 12. “Security ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for information relating to EDMC’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and other data as of the dates and for the periods indicated. The term “Predecessor” refers to EDMC prior to the consummation of the Transaction, and the term “Successor” refers to EDMC following the Transaction. The selected consolidated balance sheet data of Successor as of June 30, 2009 and 2010 and the selected consolidated statement of operations data and the selected consolidated statement of cash flows data for the Successor fiscal years ended June 30, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated statement of operations and statement of cash flows data for the Predecessor period from July 1, 2005 through May 31, 2006 and Successor periods from June 1, 2006 through June 30, 2006 and for the fiscal year ended June 30, 2007 and the consolidated balance sheet data of Successor as of June 30, 2006, 2007 and 2008 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K.
The selected consolidated financial and other data as of and for any period are not necessarily indicative of the results that may be obtained for any future date or for any future period.
The selected historical consolidated financial data set forth should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes that appear elsewhere in this Form 10-K.

	Predecessor	Successor
	Period from	Period from
	July 1, 2005	June 1, 2006
	through	through
	May 31,	June 30,	Year Ended June 30,
	2006	2006	2007	2008	2009	2010
	(dollars in millions except per share amounts)
Statement of Operations Data:
Net revenues	$1,095.8	$74.4	$1,363.7	$1,684.2	$2,011.5	$2,508.5

Costs and expenses:
Educational services	590.9	59.0	729.9	901.3	1,067.7	1,267.1
General and administrative	273.3	25.6	310.3	414.1	507.7	667.1
Management fees paid to affiliates	—	0.4	5.0	5.0	5.0	32.1
Depreciation and amortization	62.9	7.4	90.6	100.3	112.3	123.4

Total costs and expenses	927.1	92.4	1,135.8	1,420.7	1,692.7	2,089.7

Income (loss) before interest, loss on early retirement of debt and income taxes	168.7	(18.0)	227.9	263.5	318.8	418.8
Interest expense (income), net	(5.3)	14.1	168.3	156.3	153.3	121.5
Loss on early retirement of debt	—	—	—	—	—	47.2

Income (loss) before income taxes	174.0	(32.1)	59.6	107.2	165.5	250.1
Provision for (benefit from) income taxes	73.6	(12.4)	27.2	41.2	61.1	81.6

Net income (loss)	$100.4	$(19.7)	$32.4	$66.0	$104.4	$168.5

Basic earnings (loss) per common share	*	$(0.17)	$0.27	$0.55	$0.87	$1.23
Diluted earnings (loss) per common share	*	$(0.17)	$0.27	$0.55	$0.87	$1.22
Basic weighted average shares outstanding	*	116,316	118,292	119,769	119,770	136,917
Diluted weighted average shares outstanding	*	116,316	118,292	119,769	119,770	137,667

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$301.7	$(22.5)	$179.9	$152.7	$293.4	$307.1
Investing activities	(56.4)	(3,434.0)	(110.8)	(157.3)	(173.1)	(190.2)
Financing activities	(43.2)	3,445.5	(41.3)	(8.5)	(33.7)	(106.4)

Other Data:
EBITDA(1)	$231.6	$(10.6)	$318.5	$363.8	$431.1	$542.2
Capital expenditures for long lived assets	$57.9	$7.7	$96.1	$150.9	$150.7	$175.8
Enrollment at beginning of fall quarter	72,500		80,300	96,000	110,800	136,000
Campus locations (at period end)	71	71	78	88	92	101

*	Not meaningful

	Successor
	As of June 30,
	2006	2007	2008	2009	2010
	(In millions)
Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$263.3	$290.7	$277.4	$363.3	$373.5
Total assets	3,945.5	3,988.7	4,095.4	4,285.2	4,511.6
Total debt, including current portion and revolving credit facility	2,110.0	2,030.0	2,021.4	1,988.6	1,538.7
Total shareholders’ equity	1,282.7	1,350.8	1,392.2	1,485.7	2,076.7

(1)	EBITDA, a measure used by management to measure operating performance, is defined as net income (loss) plus interest (income) expense, net, loss on early retirement of debt, provision for (benefit from) income taxes and depreciation and amortization, including amortization of intangible assets. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes that EBITDA provides more comparability between our historical results and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows:

	Predecessor	Successor
	Period from	Period from
	July 1, 2005	June 1, 2006
	through	through
	May 31,	June 30,	Year Ended June 30,
	2006	2006	2007	2008	2009	2010
	(In millions)
Net income (loss)	$100.4	$(19.7)	$32.4	$66.0	$104.4	$168.5
Interest (income) expense, net	(5.3)	14.1	168.3	156.3	153.3	121.5
Loss on early retirement of debt (a)	—	—	—	—	—	47.2
Provision for (benefit from) income taxes	73.6	(12.4)	27.2	41.2	61.1	81.6
Depreciation and amortization (b)	62.9	7.4	90.6	100.3	112.3	123.4

EBITDA (c)	$231.6	$(10.6)	$318.5	$363.8	$431.1	$542.2

(a)	In connection with the initial public offering in October 2009, we retired $316.0 million of the Senior Subordinated Notes in a tender offer. We also purchased Senior Subordinated Notes with a face value of $21.4 million in the third quarter of fiscal 2010 through another tender offer.

(b)	Depreciation and amortization includes $5.5 million in non-cash impairments related to property, equipment and intangible assets in fiscal 2008.

(c)	EBITDA, as presented above, is different from Adjusted EBITDA calculated for the purpose of determining compliance with our senior secured credit agreement and the indentures governing our Notes. For an explanation of Adjusted EBITDA, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Funds of Capital Resources”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are among the largest providers of post-secondary education in North America, with over 136,000 enrolled students as of October 2009. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. We target a large and diverse market as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include design, media arts, health sciences, psychology and behavioral sciences, culinary, fashion, business, legal, education and information technology. Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. Our net revenues for fiscal 2010 were $2,508.5 million.
Our schools comprise a national education platform that is designed to address the needs of a broad market, taking into consideration various factors that influence demand, such as programmatic and degree interest, employment opportunities, requirements for credentials in certain professions, demographics, tuition pricing points and economic conditions. We believe that our schools collectively enable us to provide access to a high quality education for potential students, at a variety of degree levels and across a wide range of disciplines.
We believe the quality of our education is reflected in our graduate employment rates. Approximately 85% of undergraduate students who graduated from our institutions during the calendar year ended December 31, 2009 and were available for employment obtained a position in their field of study or a related field within six months of graduation.
On June 1, 2006, we were acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The acquisition was accomplished through the merger of an acquisition company into EDMC, with EDMC surviving the Transaction. Although we continued as the same legal entity, we contributed substantially all of our assets and liabilities to Education Management LLC, an indirect wholly-owned subsidiary, in connection with the Transaction.
We completed an initial public offering of our common stock on October 7, 2009 in which we sold 23.0 million shares of common stock for $18.00 per share. Net proceeds from the initial public offering were used to repay indebtedness with a face value of $316.0 million and pay a termination fee under a management agreement with the Sponsors.
We have undertaken multiple initiatives to address the growing demand for post-secondary education in the United States. During our fiscal year ended June 30, 2010, we opened nine new locations, developed eight new academic programs and introduced over 230 new or existing academic programs to locations that had not previously offered such programs. The average enrollment growth at our schools during fiscal 2010 was 22.5% as compared to fiscal 2009. We continue to make significant capital investments in technology and human resources designed to facilitate future enrollment growth while enhancing the effectiveness of our marketing efforts. We also continue to upgrade our infrastructure, student interfaces and student support systems to enhance the student experience, while providing greater operational transparency. We have also made considerable investments in our online education platform, which has resulted in strong enrollment growth. The average number of students enrolled in fully online academic programs grew 56.1% during fiscal 2010 as compared to the average student enrollment during fiscal 2009.
A majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. Because of the dependence on government-sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business, including the regulations proposed by the U.S. Department of Education pursuant to the two NPRMs described above under “Business — Student Financial Assistance”. Some of our students also rely upon funds received from private lenders to pay a portion of their tuition and related expenses. Net revenues derived indirectly from private loans to students at our schools represented approximately 4.5% of our net revenues in fiscal 2010, as compared to approximately 13.0% and 22.3% of our net revenues in fiscal 2009 and 2008, respectively. The number of students who obtain a private loan has decreased substantially over the last two fiscal years due to increases in the availability of federal student aid and decreases in the financial options available to our students as a result of tightened credit standards and other factors. In response to the unavailability of private loans, we implemented the Education Finance Loan program in August 2008 to enable students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. During fiscal 2010 and 2009, revenues derived indirectly from the Education Finance Loan program represented approximately 2.6% and 1.0% of our net revenues, respectively. We do not anticipate awarding aid under the Education Finance Loan program during fiscal 2011 to any students who had not received aid under the program as of June 30, 2010.
Industry Overview
We believe that several factors influence the number of individuals seeking post-secondary education programs. According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 7.9% over the ten-year period ending in the fall of 2018 to approximately 20.6 million students. This growth compares with a 31.5% increase reported in the prior ten-year period ended 2008, when enrollment increased from 14.5 million students in 1998 to 19.1 million students in 2008. Enrollment growth in the ten-year period ended 2008 was accompanied by a 20.7% increase in high school graduates from 2.8 million students in 1998 to 3.3 million students in 2008. The U.S. Department of Education projects that the number of high school graduates will not grow materially through 2018.
In addition to the number of high school graduates available to matriculate into post-secondary education, we believe that several other factors influence demand for post-secondary education. The wage gap between college degree and non-college degree workers provides an important economic incentive to pursue post-secondary education. According to the U.S. Census Bureau, in 2009, the median weekly earnings for workers 25 years of age and older with a Bachelor’s degree was approximately 64% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2009 for persons aged 25 and older with a Bachelor’s degree was nearly half that of those without a college experience, as the shift toward a services-based economy in the U.S. has increased the demand for higher levels of education. The U.S. Department of Labor — Bureau of Labor Statistics projects that the growth rate for total job openings from 2008 to 2018 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education.
Statement of Operations
Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.
The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. Net revenues consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials. We recognize revenue on a pro rata basis over the term of instruction or occupancy or when cash is received in the case of certain point-of-sale revenues. The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and average student population. Bookstore and housing revenues are largely a function of the average student population.

The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during such period. We believe that the size of our student population at our campuses is influenced by a number of factors. These include the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the effectiveness of our marketing efforts to reach existing demand for post-secondary education, the persistence of our students, the length of the education programs and our overall educational reputation. We seek to grow our average student population by offering additional programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition. Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Average tuition rates increased by approximately 6% in both fiscal 2010 and fiscal 2009.
Educational services expenses, the largest component of our operating expenses, consist primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs and bad debt expense. We anticipate that these expenses as a percentage of net revenues will decrease over time due to continued leverage on our fixed cost base through the introduction of new programs at our existing schools and continued growth in the number of students taking classes online.
The second largest expense line item, general and administrative expenses, consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. We have centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and cost control. With regard to the marketing component of our expenses, we have seen a change in the way we market to and attract inquiries from prospective students as the Internet continues to be an increasingly important way of reaching students. However, Internet inquiries, which generally cost less than leads from traditional media sources such as television and print, convert to applications at a lower rate than inquiries from traditional media sources.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year
	Ended June 30,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	50.5%	53.1%	53.5%
General and administrative	26.6%	25.3%	24.6%
Management fees paid to affiliates	1.3%	0.2%	0.3%
Depreciation and amortization	4.9%	5.6%	6.0%

Total costs and expenses	83.3%	84.2%	84.4%

Income before interest, loss on early retirement of debt, and income taxes	16.7%	15.8%	15.6%
Interest expense, net	4.8%	7.6%	9.3%
Loss on early retirement of debt	1.9%	0.0%	0.0%

Income before income taxes	10.0%	8.2%	6.3%
Provision for income taxes	3.3%	3.0%	2.4%

Net income	6.7%	5.2%	3.9%

Year Ended June 30, 2010 (Fiscal 2010) Compared with the Year Ended June 30, 2009 (Fiscal 2009)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
Net revenues for fiscal 2010 increased 24.7% to $2,508.5 million, compared to $2,011.5 million in fiscal 2009. Average student enrollment increased by 24,300 students, or 22.5%, to 131,900 students in fiscal 2010 due primarily to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. None of the growth resulted from the acquisitions of educational institutions. In addition, tuition rates increased approximately 6% in fiscal 2010 compared to fiscal 2009. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. We derived approximately 92.5% and 91.7% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2010 and fiscal 2009, respectively.
Bookstore and housing revenue is typically a function of the average student population. Net revenues from bookstore sales, which include supplies and other items, grew in line with our average student population to $87.2 million in fiscal 2010 compared to $68.9 million in fiscal 2009, an increase of 26.5%. However, net housing revenues decreased by $0.5 million, or by 0.6%, to $80.7 million, in fiscal 2010 compared to fiscal 2009 due primarily to a lower student housing population as a result of the economic downturn that started in fiscal 2009.

Educational services expense
Educational services expense increased by $199.4 million, or 18.7%, to $1,267.1 million in fiscal 2010 due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased by 257 basis points.
Salaries and benefits expense decreased by 177 basis points from the prior fiscal year due primarily to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs and $3.0 million of stock-based compensation expense recorded in fiscal 2010. We did not record any stock-based compensation prior to the completion of the initial public offering in October 2009. We also experienced operating leverage on rent associated with our schools, which decreased 71 basis points as a percentage of net revenues to $167.1 million in the current fiscal year compared to $148.3 million in the prior fiscal year. Additionally, costs related to utilities and information technology maintenance decreased 35 basis points in the current fiscal year compared to the prior fiscal year. We also experienced a decrease of 36 basis points from the prior fiscal year in fees paid to private lenders to originate loans obtained by our students. This trend is discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Funds of Capital Resources — Federal Family Education Loan Program and Private Student Loans”.
Bad debt expense was $105.6 million, or 4.2% of net revenues, in the current fiscal year compared to $72.5 million, or 3.6% of net revenues, in the prior fiscal year, which represented an increase of 61 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates, prevailing economic conditions and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. In addition, allowances recorded in connection with our Education Finance Loan program negatively impacted bad debt expense. The remaining net increase of one basis point in educational services expense in the current fiscal year was the result of an increase in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense was $667.2 million in the current fiscal year, an increase of 31.4% from $507.7 million in the prior fiscal year. As a percentage of net revenues, general and administrative expense increased 136 basis points compared to the prior fiscal year. During the current fiscal year, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with employee stock options which were removed upon the completion of the initial public offering. We also incurred $1.0 million of legal costs and other fees associated with the two repurchases of our 10.25% senior subordinated notes due 2016 in the second and third quarters of the current fiscal year.
After adjusting for the costs described above, general and administrative expense increased by 80 basis points in the current fiscal year compared to the prior fiscal year. Recurring non-cash equity-based compensation expense of $5.6 million resulted in a 22 basis point increase over the prior fiscal year. Marketing and admissions costs were 22.2% of net revenues in the current fiscal year compared to 21.9% of net revenues in the prior fiscal year, an increase of 28 basis points. The remaining net increase of 30 basis points in the current fiscal year was primarily the result of increases in other items, none of which were individually significant.
Management fees paid to affiliates
For the fiscal year ended June 30, 2010, management fees paid to affiliates of $32.1 million consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction and a non-recurring termination fee of $29.6 million under the agreement, which was paid at the time of the initial public offering.

Depreciation and amortization
Depreciation and amortization expense on long-lived assets was $123.4 million in the current fiscal year, an increase of 9.9% from the prior fiscal year. As a percentage of net revenues, depreciation and amortization expense decreased by 66 basis points compared to the prior fiscal year, due to leverage in relation to revenue growth and a reduction in amortization of intangible assets due primarily to the expiration in June 2009 of a three-year $25.0 million intangible asset.
Interest expense, net
Net interest expense was $121.5 million in the current fiscal year, a decrease of $31.8 million from the prior fiscal year. The decrease in net interest expense is primarily related to the early retirement of $337.4 million of our 10.25% senior subordinated notes due 2016 in the second and third quarters of the current fiscal year.
Loss on early retirement of debt
During the fiscal year ended June 30, 2010, we recorded a loss of $47.2 million on the early retirement of $337.4 million of our 10.25% senior subordinated notes due 2016 in the second and third fiscal quarters. This loss was comprised of a premium of $41.6 million over face value to repurchase the senior subordinated notes and accelerated amortization on the prorated portion of deferred financing costs related to these notes of $5.6 million.
Provision for income taxes
Our effective tax rate was 32.6% in the current fiscal year as compared to 36.9% in the prior fiscal year. The effective tax rates differed from the combined federal and state statutory rates primarily due to accounting for uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes.
The decrease in the effective tax rate in fiscal 2010 as compared to the prior fiscal year was primarily due to a $16.3 million decrease in the liability for uncertain tax positions and $1.6 million of interest and the indirect benefits associated with state income taxes as the result of the expiration of certain statutes of limitation with respect to fiscal year 2006.
Year Ended June 30, 2009 (Fiscal 2009) Compared with the Year Ended June 30, 2008 (Fiscal 2008)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
Net revenues for fiscal 2009 increased 19.4% to $2,011.5 million, compared to $1,684.2 million in fiscal 2008. Average student enrollment increased 17.4% from fiscal 2008 to fiscal 2009 due primarily to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 6% in fiscal 2009 compared to fiscal 2008. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load. Average student enrollment for fiscal 2009 was approximately 107,700 students, an increase of 15,800 students compared to fiscal 2008. None of this growth came from the acquisitions of educational institutions. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population. We derived approximately 91.7% and 91.1% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2009 and fiscal 2008, respectively.
Bookstore and housing revenue is largely a function of the average student population. Net housing revenues increased by $4.5 million, or 5.9%, to $81.2 million, in fiscal 2009 compared to fiscal 2008. Revenues from bookstore sales, which include supplies and other items, grew to $68.9 million in fiscal 2009 compared to $57.2 million in fiscal 2008, an increase of 20.4%.

Educational services expense
Educational services expense increased by $166.4 million, or 18.5%, to $1,067.7 million in fiscal 2009 due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expenses decreased by 43 basis points. Salaries and benefits decreased by 73 basis points in fiscal 2009 primarily due to operating leverage at existing onground campuses partially offset by an increase in these costs for our fully online programs. Rent expense associated with schools was $148.3 million in fiscal 2009 and $131.3 million in fiscal 2008, representing a decrease of 42 basis points. Additionally, costs related to insurance, employee relations and travel and training decreased 38 basis points in fiscal 2009 compared to fiscal 2008.
These decreases were partially offset by an increase in bad debt expense as a percentage of net revenues from 2.5% in fiscal 2008 to 3.6% in fiscal 2009, or an increase of 110 basis points. The increase in bad debt expense was primarily due to larger receivable balances, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. In addition, allowances recorded in connection with our Education Finance Loan program and worsening economic conditions also had a negative impact on bad debt expense. We also experienced a 25 basis point increase from fiscal 2008 in fees paid to private lenders to originate loans obtained by our students. The remaining net decrease of 25 basis points in fiscal 2009 was driven by other costs, none of which were individually significant.
General and administrative expense
General and administrative expense was $507.7 million in fiscal 2009, an increase of 22.6% from $414.1 million in fiscal 2008. As a percentage of net revenues, general and administrative expense increased 65 basis points in fiscal 2009 compared to fiscal 2008. Marketing and admissions costs were 21.9% of net revenues in fiscal 2009 compared to 21.0% of net revenues in fiscal 2008, or an increase of 90 basis points. Corporate costs, such as consulting, legal, travel and training resulted in a 40 basis point decrease from fiscal 2008. The remaining net increase of 15 basis points in fiscal 2009 was primarily the result of increases in other items, none of which were individually significant.
Management fees paid to affiliates
In both fiscal 2009 and 2008, management fees paid to affiliates consisted of the $5.0 million annual fee paid to the Sponsors under an agreement executed in connection with the Transaction.
Depreciation and amortization
Depreciation and amortization expense on long-lived assets was $112.3 million for fiscal 2009, an increase of 12.0% from $100.3 million in fiscal 2008. As a percentage of net revenues, depreciation and amortization decreased by 37 basis points compared to fiscal 2008, due primarily to a non-recurring $5.5 million impairment charge incurred at one of our schools in fiscal 2008.
Interest expense, net
Net interest expense was $153.3 million in fiscal 2009, a decrease of $3.0 million from fiscal 2008. The decrease in net interest expense is primarily related to a reduction in the average interest rate of the term loan during fiscal 2009, partially offset by interest incurred on $180.0 million outstanding on our revolving credit facility beginning in September 2008. We drew down on our revolving credit facility in September 2008 as a precautionary measure due to the state of the capital markets. We repaid $80.0 million of the revolving credit facility on June 26, 2009 and the remaining $100.0 million on July 1, 2009. We drew against the revolving credit facility at the end of fiscal 2009 and 2008 for regulatory purposes.
Provision for income taxes
Income tax expense for fiscal 2009 was $61.1 million as compared to $41.2 million in fiscal 2008. Our effective tax rate was 36.9% in fiscal 2009 versus 38.4% in fiscal 2008. The decrease in the effective tax rate for fiscal 2009 as compared to fiscal 2008 was primarily due to a decrease in the state tax provision as a result of restructuring plans implemented during fiscal years 2007 and 2008.
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

Operating cash flows
Cash provided by operating activities for the fiscal year ended June 30, 2010 was $307.1 million, inclusive of a non-recurring $29.6 million cash payment to terminate the Sponsor management agreement in connection with the initial public offering, an increase of $13.7 million compared to fiscal 2009. The increase in operating cash flows as compared to the prior fiscal year was primarily related to improved operating performance and the reduction in interest payments resulting from the debt repurchases.
Days sales outstanding (“DSO”) in net receivables increased to 26.3 days at June 30, 2010 compared to 23.5 days at June 30, 2009 due primarily to our extension of longer term credit to students at certain of our schools. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period; however, there were no significant changes to the start dates of academic terms in session as compared to the prior year.
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
In an effort to provide our students with financing for the cost of tuition, we have established relationships with alternative or private loan providers. Private loans help bridge the funding gap created by tuition rates that have risen more quickly than federally-guaranteed student loans. In addition, we introduced the Education Finance Loan program in August 2008, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. We purchased loans totaling $74.0 million and $10.0 million during fiscal 2010 and 2009, respectively, related to the Education Finance Loan program. See additional discussion of the current and future state of private loans under the caption Federal Family Education Loan Program and Private Student Loans.
We have accrued a total of $8.9 million as of June 30, 2010 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.
Investing cash flows
Capital expenditures were $175.8 million, or 7.0% of net revenues, in fiscal 2010, compared to $150.7 million, or 7.5% of net revenues, in fiscal 2009, as we continued to invest both in new facilities and in the expansion of existing facilities. We opened nine new institutions in fiscal 2010.
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

Financing cash flows
In October 2009, we consummated an initial public offering of 23.0 million shares of our common stock for net proceeds of approximately $387.3 million. The proceeds were primarily used to purchase a face value of $316.0 million of the Senior Subordinated Notes in a tender offer for $355.5 million and to pay a termination fee of $29.6 million under a management agreement entered into with the Sponsors in connection with the Transaction. In addition, we purchased Senior Subordinated Notes with a face value of approximately $21.4 million through a tender offer during the quarter ended March 31, 2010.
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At June 30, 2010, we had $1,538.7 million in aggregate indebtedness outstanding. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.
We can borrow up to $442.5 million on our revolving credit facility in order to fund working capital needs that may result from the seasonal pattern of cash receipts that occur throughout the year and issue letters of credit. We did not draw on the revolving credit facility in fiscal 2010. We may issue up to $375.0 million of letters of credit under the revolving credit facility, which reduce our availability to borrow funds under the facility. At June 30, 2010, an aggregate of $297.3 million in letters of credit were outstanding. The U.S. Department of Education requires us to maintain a letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit, which was $259.8 million at June 30, 2010, is currently set at 10% of the projected Title IV aid to be received by students attending our institutions in fiscal 2011. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program. The Company had $145.2 million of additional borrowings available under the revolving credit facility at June 30, 2010 after giving effect to outstanding letters of credit.
In November 2009, Education Management Corporation guaranteed the Notes. At June 30, 2010, total indebtedness outstanding under the Notes was $422.7 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
In June 2010, the Board of Directors approved a stock repurchase program under which we may purchase up to $50.0 million of our common stock through June 30, 2011. Under the terms of the program, we may make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. Any repurchases of common stock will be funded from available cash on hand. During the fiscal year ended June 30, 2010, we repurchased $2.2 million of our common stock under this program.
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
Federal Family Education Loan Program and Private Student Loans
Approximately 89.3% and 4.5% of our net revenues were indirectly derived from Title IV programs under the HEA and private loan programs, respectively, in fiscal 2010 compared to 81.3% and 13.0% from Title IV programs and private loan programs, respectively, in fiscal 2009. There have been significant recent developments that have impacted these programs.
With the enactment of the Ensuring Continued Access to Student Loans Act of 2008, the U.S. Government made additional financial aid available to students in order to meet rising post-secondary education costs and decreased availability of private loans. Effective July 1, 2008, the annual unsubsidized Stafford loans made available to all undergraduate students under the FFEL and Direct Loan program increased by $2,000. Effective July 1, 2010, the maximum amount of availability of a Pell grant increased to $5,550 per year from a maximum of $5,350 and $4,731 in fiscal 2009 and 2008, respectively. In addition, with the enactment of the Higher Education Opportunity Act of 2008, students are eligible for up to two annual scheduled Pell Grant awards, which should encourage students to accelerate their programs.

The U.S. Department of Education published NPRMs in the Federal Register on June 18, 2010 and July 26, 2010 pursuant to which it proposes to amend the regulations for institutional eligibility under the HEA, its recognition of accrediting agencies and a number of federal student financial assistance programs, including the FFEL Program, the Direct Loan program and the Pell program. The NPRMs were preceded by negotiated rulemaking sessions in which the U.S. Department of Education consulted with members of the higher education community to discuss issues and attempt to agree on regulatory revisions to address those issues. The public comment period for the NPRM published June 18, 2010 expired on August 2, 2010 and the public comment period for the NPRM published July 26, 2010 will expire on September 9, 2010. The U.S. Department of Education is expected to publish new final regulations by November 1, 2010, in which case the new regulations would take effect on July 1, 2011. The NPRMs address 14 areas and, if promulgated as final regulations consistent with the NPRMs, would make significant changes to certain of the current regulatory requirements, including elimination of the current safe harbors addressing types of activities and payment arrangements of certain persons and entities involved in student recruiting and other activities, implementing a definition of “gainful employment” which for-profit institutions would be required to comply with in order to participate in Title IV programs, revising and expanding the activities that constitute a “substantial misrepresentation”, requiring states to legally authorize institutions through a State governmental agency or entity, subject institutions to adverse action by the state, and establish a process to review and act on complaints concerning institutions and enforce applicable state laws, imposing limitations on agreements between related institutions, and defining a “credit hour”.
The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in recent periods. In particular, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. In order to provide student loans to certain of our students who do not satisfy the new standard underwriting criteria, we pay credit enhancement fees to certain lenders (including Sallie Mae) based on the principal balance of each loan disbursed by the lender. An agreement we entered into with Sallie Mae to provide loans to certain students who received a private loan from Sallie Mae prior to April 17, 2008 and continued their education, but who do not satisfy Sallie Mae’s current standard underwriting criteria, expired in June 2010. We did not extend this program beyond June 2010 because the number of students receiving loans through this program has decreased substantially throughout fiscal 2009 and 2010.
The reliance by students attending our schools on private loans decreased substantially during the last two fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. Excluding activity under our Education Finance Loan program, private loans accounted for approximately 4.5% of our net revenues in fiscal 2010 as compared to approximately 13.0% in fiscal 2009 and 22.3% in fiscal 2008.
In August 2008, we introduced the Education Finance Loan program, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. During fiscal 2010, we awarded approximately $65.9 million of financial aid to students under the Education Finance Loan program. We do not anticipate awarding aid under the Education Finance Loan program in fiscal 2011 to students who had not received aid under the program as of June 30, 2010. We estimate that total aid awarded under the program will be approximately $15 million and we will purchase approximately $25 million in loans under the program in fiscal 2011.
The Education Finance Loan program adversely impacts our liquidity and exposes us to greater credit risk because we own long-term loans to our students. This financing program provides for payments to us by our students over an extended term, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which has resulted in an increase in our bad debt expense as a percentage of net revenues compared to prior fiscal years. While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Contractual obligations
The following table describes our commitments at June 30, 2010 under various contracts and agreements (in thousands):

	Total amounts	Payments due by fiscal year (in thousands)
	committed	2011	2012	2013	2014	2015	Thereafter
Term loan, maturing on June 3, 2013	$1,114,977	$11,850	$8,887	$1,094,240	$—	$—	$—
Senior notes, maturing on June 1, 2014	375,000	—	—	—	375,000	—	—
Senior subordinated notes, maturing on June 1, 2016	47,680	—	—	—	—	—	47,680
Other debt	1,081	253	367	284	177	—	—

Total short-term and long-term debt	1,538,738	12,103	9,254	1,094,524	375,177	—	47,680
Interest payments (1)	379,500	108,906	97,489	125,627	37,704	4,887	4,887
Operating leases, extending through 2020	1,138,750	149,461	150,480	149,884	139,899	121,524	427,502
Unconditional purchase obligations through 2015	66,045	59,622	3,823	2,353	247	—	—
Education Finance Loan program (2)	15,208	15,208	—	—	—	—	—

Total commitments	$3,138,241	$345,300	$261,046	$1,372,388	$553,027	$126,411	$480,069

(1)	Interest payments are based on either the fixed rate or the variable rate as of June 30, 2010 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.

(2)	We are required to purchase loans originated by a private lender on behalf of our students under the Education Finance Loan program. There is typically a 10-month lag between the time a loan is originated by the private lender and when we purchase it.
Contingencies
Refer to Part II — Item 8 — “Financial Statements and Supplementary Data — Note 15, Commitments and Contingencies”.
Off Balance Sheet Arrangements
At June 30, 2010, we have provided $15.2 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.
Indebtedness
As of June 30, 2010, we had $1,538.7 million in aggregate indebtedness outstanding, including $12.1 million due within the next 12 months. This indebtedness was incurred primarily to finance the Transaction and related expenses in June 2006. After giving effect to outstanding letters of credit and amounts drawn, we also had an additional $145.2 million of borrowing capacity available under our revolving credit facility at June 30, 2010.
Our liquidity requirements are significant and include debt service and capital expenditures, as further described in the sections below. We benefit from investments with attractive returns on capital and favorable working capital balances due to the advanced payment of tuition and fees. We generated cash flows from operations of $307.1 million and $293.4 million in fiscal 2010 and fiscal 2009, respectively. Required debt service payments on our significant indebtedness have not negatively impacted our ability to make investments in numerous areas of our business. We invested in marketing and admissions, new and expanded campuses, online education and infrastructure necessary to support future enrollment growth and enhance the student experience. Our term loan facility matures on June 3, 2013, our Senior Notes mature on June 1, 2014, and our Senior Subordinated Notes mature on June 1, 2016. Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance. Our operating performance is subject to prevailing economic and competitive conditions and to the financial, regulatory and business risk factors described in this Form 10-K, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to: reduce or delay the opening of new schools, acquisitions or capital expenditures; sell assets; seek to obtain additional equity capital; or restructure our indebtedness.

Senior Secured Credit Facilities
Overview. In connection with the Transaction, our subsidiary, Education Management LLC, entered into senior secured credit facilities consisting of a $1,185.0 million term loan facility and a $300.0 million revolving credit facility. After several amendments over the past several fiscal years, the revolving credit facility now has a borrowing capacity of $442.5 million and includes borrowing capacity available for letters of credit up to a maximum of $375.0 million.
As of June 30, 2010, we had aggregate outstanding borrowings of $1,115.0 million under our senior secured credit facilities.
Interest Rate and Fees. Borrowings under the senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of (x) the prime rate as published in The Wall Street Journal or (y) the federal funds rate plus 0.5%. The applicable margin for borrowings under the revolving credit facility is 0.5% with respect to base rate borrowings and 1.5% with respect to LIBOR borrowings. Under the term loan facility, the margin is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings at June 30, 2010. The applicable margin for borrowings under the senior secured credit facilities has been reduced subject to our attainment of certain leverage ratios, as discussed below.
We utilize interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the variable rate portion of our term debt. On June 6, 2006, we entered into two five-year interest rate swap agreements for a total notional amount of $750.0 million in order to hedge a portion of our exposure to variable interest payments associated with the senior secured credit facilities. Under the terms of the interest rate swaps, we receive payments on variable interest rates based on the three-month LIBOR and make payments based on a fixed rate of 5.4%.
In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. At June 30, 2010, the commitment fee rate was 0.375% per annum. We must also pay customary letter of credit fees.
Payments. We are required to pay installments on the loans under the term loan facility in quarterly principal amounts of $3.0 million, which is equal to 0.25% of their initial total funded principal amount calculated as of the closing date through April 1, 2013, with the remaining amount payable on June 3, 2013. We estimate the June 3, 2013 principal payment will be $1,082.4 million, assuming we do not make any prepayments before then. Principal amounts outstanding under the revolving credit facility are due and payable in full on June 1, 2012.
We may be required to make additional principal payments based on excess cash flow generated for the preceding fiscal year and our debt covenant ratios, as defined in the senior secured term loan agreement. We have not been required to make such a prepayment since the second quarter of fiscal 2008. We were not required to make an additional payment relating to the fiscal year ended June 30, 2010 due to our Consolidated Total Debt to Adjusted EBITDA ratio, described below, being below 5.0 to 1.0.
Certain Covenants and Events of Default. The credit agreement governing our senior secured credit facilities contains covenants that, among other things, restrict, subject to certain exceptions, our ability to:
•	incur additional indebtedness;
•	make capital expenditures;
•	create liens on assets;
•	engage in mergers or consolidations;
•	sell assets;
•	pay dividends and distributions or repurchase the capital stock of Education Management LLC;
•	make investments, loans or advances;
•	repay subordinated indebtedness (including Education Management LLC’s senior subordinated notes);

•	make certain acquisitions;
•	engage in certain transactions with affiliates;
•	enter into certain restrictive agreements;
•	amend agreements governing our subordinated indebtedness (including Education Management LLC’s senior subordinated notes) and our organizational documents;
•	change the nature of our business; and
•	change the status of Education Management Holdings LLC as a passive holding company.
In addition, the credit agreement governing Education Management LLC’s senior secured credit facilities requires it to maintain a maximum total leverage ratio and a minimum interest coverage ratio within specified ranges, discussed further under the caption Covenant Compliance.
The credit agreement governing Education Management LLC’s senior secured credit facilities also contains certain customary affirmative covenants and events of default and has a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the term loan to be prepaid or redeemed in the event of a default with respect to such debt.
Senior Notes and Senior Subordinated Notes
In connection with the Transaction, our subsidiaries, Education Management LLC and Education Management Finance Corp., co-issued $375.0 million aggregate principal amount of Senior Notes and $385.0 million aggregate principal amount of Senior Subordinated Notes. The indentures governing the Notes limit our subsidiaries’ ability to:
•	incur additional indebtedness;
•	pay dividends on or make other distributions or repurchase the capital stock of Education Management LLC or any of its parent companies;
•	make certain investments, including capital expenditures;
•	enter into certain types of transactions with affiliates;
•	use assets as security in other transactions; and
•	sell certain assets or merge with or into other companies.
Subject to meeting certain qualifications, the indentures governing the Notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. The indentures governing the Notes include cross-default provisions to debt with a principal amount of greater than $50.0 million, which would require the applicable Notes to be prepaid or redeemed in the event of a default with respect to such debt.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2010, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the Notes and in the credit agreement governing our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indentures governing the Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts immediately due and payable. Any such acceleration also would result in a default under our indentures governing the Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indentures governing the Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.
Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures frequently are used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our senior credit facilities and the indentures governing the Notes allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be affected disproportionately by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent 12-month period or any complete fiscal year.
The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for Education Management LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the Year Ended
June 30,
2010
Net income	168.6
Interest expense, net	121.5
Loss on early retirement of debt	47.2
Provision for income taxes	81.7
Depreciation and amortization	123.4

EBITDA	542.4
Reversal of impact of unfavorable leases (1)	(0.8)
Transaction and advisory expense (2)	32.1
Severance and relocation	6.4
Capital taxes	5.1
Non-cash compensation (3)	21.4
Other	5.4

Adjusted EBITDA — Covenant Compliance	$612.0

(1)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.

(2)	Represents pro rated portion of $5.0 million of advisory fees per annum beginning June 1, 2006 under the Sponsor Management Agreement and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering.

(3)	Represents expense for stock options and restricted stock during the fiscal year ended June 30, 2010.
Our covenant requirements and actual ratios for the year ended June 30, 2010 are as follows:

	Covenant	Actual
Senior secured credit facility	Requirements	Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.00x	4.97x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 5.75x	1.98x
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
Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. The composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on our eligibility to participate in Title

IV programs. We are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds due to our failure on a consolidated basis to satisfy the financial responsibility standards after the completion of the Transaction. This is a result of the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. The amount of this letter of credit is currently set at 10% of the Title IV program funds projected to be received by students attending our institutions during fiscal 2011. As a result, we currently post a $259.8 million letter of credit to the U.S. Department of Education.
Regulations promulgated under the HEA require all for-profit education institutions to comply with the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue from Title IV programs. Under the current regulations, compliance with the 90/10 Rule is measured at the end of each of our fiscal years. An institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2010, the percentage of revenues derived from Title IV programs ranged from approximately 89% to 58%, with a weighted average of approximately 77% as compared to a weighted average of approximately 70% in fiscal 2009. In order to ensure proper reporting of our 90/10 rate, we have engaged an independent accounting firm to perform a detailed review of the 90/10 rate of our one institution representing approximately 1.6% of our net revenues in fiscal 2010 which had a 90/10 rate of 89% in fiscal 2010. We expect to receive the results of the detailed review in the Fall of 2010. We anticipate that our 90/10 rates will continue to increase in fiscal 2011 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2011 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. Additionally, the revised rules included in the new HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule.
Use of Estimates and Critical Accounting Policies
General
In preparing our financial statements in conformity with accounting principles generally accepted in the United States, judgments and estimates are made about the amounts reflected in the consolidated financial statements that affect the reported amounts of assets, liabilities, net revenues and expenses during the reporting period. As part of the financial reporting process, our management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements appearing elsewhere in this Form 10-K.
We believe that the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition and Receivables
We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. Some of our academic terms have starting and ending dates that differ from our fiscal quarters. Therefore, at the end of each fiscal quarter, we may have tuition from these academic terms on which the associated revenue has not yet been earned. Accordingly, this unearned revenue has been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.

If a student withdraws from one of our schools, a student’s obligation for tuition and fees is limited depending on when a student withdraws during an academic term. Student refunds are regulated by the standards of the U.S. Department of Education, most state education authorities that regulate our schools, the accrediting commissions that accredit our schools and institutional policies (collectively, “Refund Policies”). Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. We record revenue net of any refunds that result from any applicable Refund Policy.
Trade receivable balances consist of amounts related to net revenues from current or former students for academic terms that have been completed or are currently in session, prior periods of occupancy in our housing facilities for which payment has not been received or obligations of current students for tuition, housing or other items related to academic terms in progress for which payment has not been received. The balances are comprised of individually insignificant amounts due from students primarily from the United States and Canada.
We determine our allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status (in-school vs. out-of-school) of the student and establishing a reserve based on the likelihood of collection in consideration of our historical experience. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met (primarily aging with no payments and account balances past the due date by more than four months) and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts in collection are reserved at a high rate and are evaluated on a case-by-case basis before being written off. If current collection trends differ significantly from historical collections, an adjustment to our allowance would be required. A one percentage point change in our allowance for doubtful accounts as a percentage of gross receivables at June 30, 2010 and 2009 would have resulted in a change in net income of $2.0 million and $1.3 million, respectively, for the years ended June 30, 2010 and 2009.
We also record an allowance related to repayments of private loans purchased from a private lender. We recognize an allowance for loan losses on all loans for the pro-rata portion of the academic term that has been completed as of the last date of the period being reported either in other long-term assets or other long-term liabilities, depending on if the loan has been purchased from the originating bank. We base our allowance for loan losses on information received from a private loan provider that includes historical cohort default rate data for former students that attended our institutions. This data is analyzed to apply projected default rates by credit score to a cohort of students and is supplemented by accounting for current economic factors. A five percentage point change in our allowance for loan losses as a percentage of total aid awarded during the years ended June 30, 2010 and 2009 would have resulted in a change in net income of $2.0 million and $0.6 million, respectively.
Impairment of Property, Equipment and Finite-Lived Intangible Assets
We record impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Events and circumstances that trigger an impairment review include deteriorating economic conditions or poor operating performance at individual locations or groups of locations. The impairment loss is measured by comparing the fair value of the assets to their carrying amounts using a traditional discounted cash flow model, and it is recorded as an operating expense in the consolidated statement of operations in the period in which carrying value exceeds fair value. As more fully described below, the U.S. Department of Education’s proposed gainful employment regulation may result in a review of our property, equipment and finite-lived intangible assets for impairment during fiscal 2011, which could require us to record an impairment loss. Our fiscal 2010 and 2009 testing for property, equipment and finite-lived intangible assets did not result in impairments.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually, using April 1 as our measurement date. Components are combined when determining reporting units if they have similar economic characteristics; consequently, each education system we operate is a reporting unit for purposes of the impairment tests. We utilize a two-step method for determining goodwill impairment. In the first step, we determine the fair value of each reporting unit and compare that fair value to each unit’s carrying value. Prior to the initial public offering, we estimated the fair value of our reporting units using a traditional discounted cash flow approach coupled with the guideline public company method that takes into account the relative price and associated earnings multiples of publicly-traded peer companies. After the initial public offering, we also utilize the market capitalization approach along with the cash flow and guideline public company method in order to determine fair value. If the results of this first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed, which requires that we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units as of the testing date. Under the second step, an impairment is recognized if the carrying amount of a reporting unit’s goodwill is greater than its implied fair value. If an impairment charge was required to be recorded, it would be presented as an operating expense in the period in which the goodwill’s carrying value exceeds its new implied fair value.

Our last annual test, which was performed as of April 1, 2010, resulted in an increase in each reporting unit’s calculated fair value as compared to the April 1, 2009 analysis. Further, each reporting unit’s fair value exceeded its carrying value as measured under the first step of our analysis by at least 50%. In addition, although we perform our full impairment test only once annually, throughout the fiscal year we evaluate forecasts, our market capitalization, business plans, regulatory and legal matters and other activities necessary to identify triggering events. There were no triggering events in the interim periods between our 2009 and 2010 impairment tests or between the April 1, 2010 measurement date and June 30, 2010. Further, we did not record any goodwill impairments from the date of the Transaction through June 30, 2010.
In reviewing events that occurred after June 30, 2010 for possible triggering events, we considered the effect of the U.S. Department of Education’s proposed gainful employment regulation, which was published in the Federal Register on July 26, 2010, as well as the subsequent decrease in our stock price. The proposed regulation, which is subject to a public comment period which ends on September 9, 2010, would cause significant changes to our business. Under the HEA, for-profit post-secondary institutions are required to prepare students for “gainful employment” in a recognized profession. The term “gainful employment” is not defined in the HEA and has not been previously defined by regulations adopted by the U.S. Department of Education. Under the proposed gainful employment regulation, programs would be considered to lead to gainful employment based on two tests, one of which is based on total debt-to-income ratios and the other of which is based on Title IV principal repayment rates. Programs would be determined to be fully eligible, restricted or ineligible based on the results of the two tests. Additionally, programs would be required to warn students that they may have difficulty repaying loans incurred in connection with attending a program if certain minimum thresholds for both tests are not satisfied. The proposed regulation requires a significant amount of data to determine whether a program is fully eligible, restricted or ineligible, some of which such as student indebtedness, principal repayment rates and annual student earnings, is not currently available to us. Accordingly, we have been unable to project which of our programs would be ineligible, restricted or fully eligible under the proposed regulation due to the unavailability of data that is relevant to such determinations. The U.S. Department of Education is expected to publish final regulations by November 1, 2010, in which case the new regulations would take effect on July 1, 2011.
We are in the process of reviewing the proposed regulation to determine its potential impact on the Company, our institutions, and the academic programs we offer. When we are able to obtain the data necessary to fully analyze the impact of the proposed regulation, we will update our analysis and estimate its impact on our future profitability. If we determine the gainful employment regulation results in a triggering event, it will likely occur prior to our next annual impairment testing date, at which time we will perform an interim goodwill impairment analysis which may result in a material goodwill impairment charge.
The valuations of our reporting units require use of internal business plans that are based on judgments and estimates regarding future economic conditions, demand and pricing for our educational services, costs, inflation rates and discount rates, among other factors. These judgments and estimates involve inherent uncertainties. The measurement of the fair values of the reporting units are dependent on the accuracy of the assumptions used and how these estimates compare to our future operating performance. Details of the key assumptions used in our impairment evaluation include, but are not limited to, the following:
•	Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital (WACC). The cost of equity, cost of debt and capital structure are the three components of the WACC, each of which requires judgment by management to estimate. The cost of equity was developed using the Capital Asset Pricing Model (CAPM) which is comprised of a risk free rate, beta derived from comparable company betas, and an equity risk premium combined with other company-specific adjustments based on perceived risks and predictability of each reporting unit’s future cash flows. The supply side equity risk premium, which utilizes the Morningstar 2010 Ibbotson® SBBI Valuation Workbook, is calculated by subtracting the three-year average price-to-earnings ratio from the historical equity risk premium (large company stock total returns minus long-term government bond income returns). The cost of debt component represents a market participant’s estimated cost of borrowing, which we estimated using the average return on corporate bonds as of the valuation date, adjusted for taxes.
•	Future cash flow assumptions — Our projections are based on organic growth and are derived from historical experience and assumptions on how growth and profitability will trend into the future. These projections also take into account the continuing growing demand for post-secondary education and the growth opportunities that exist in our markets. Our assumed period of cash flows was ten years with a terminal value determined using the Gordon Growth Model.

The impairment test for indefinite-lived intangible assets requires an annual determination of fair value using the same approach used for the valuation as of the acquisition date. If the fair value falls below its carrying value, an impairment would be recorded in the period in which the carrying value exceeds the fair value.
Our indefinite-lived intangible assets consist of the trade names associated with The Art Institute schools, and licensing, accreditation and Title IV program participation assets for all of our education systems. The total carrying value of these assets at April 1, 2010 was as follows:
•	$330.0 million related to The Art Institutes tradename; and

•	$112.2 million related to our licensing, accreditation and Title IV program participation assets.
As of the date of our annual impairment test, we revalued The Art Institutes tradename using the Relief from Royalty method, the same approach used to value this asset as of the Transaction date. The Relief from Royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. The resulting analysis demonstrated that the tradename had a higher fair value than carrying value by over 20%, using a standard royalty rate of 2.0% and discount rate of 12.0% As a result, we did not record an impairment related to this asset during the year ended June 30, 2010.
We also revalued the licensing, accreditation and Title IV program participation assets at the impairment testing date using the same approaches used to value these assets as of the date of the Transaction. These assets were valued by a combination of the cost and income approaches. Costs to replace licenses and accreditations have not changed significantly since the date of the Transaction or since the impairment testing date. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. The current fair values of the licensing, accreditation and Title IV program participation asset at each reporting unit exceeded its carrying value by at least 15%.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. We evaluate all available evidence, both positive and negative, on a quarterly basis to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit from an existing deferred tax asset ultimately depends upon the existence of sufficient taxable income within the carry back or carry forward period available under the tax law of the applicable jurisdiction. At June 30, 2010 and 2009, we had gross deferred tax assets of $154.1 and $112.5 million respectively, and valuation allowances against those gross deferred tax assets of $22.7 and $18.8 million, respectively. We reevaluate the realizability of these deferred tax assets quarterly and will adjust the valuation allowances based upon available evidence as required. Any future change in our assessment of the realizability of these deferred tax assets could affect our effective income tax rate, net income and net deferred tax assets in the period in which our assessment changes.
As of July 1, 2007, we recognize the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The amount of the tax benefit so recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in our consolidated statement of operations. This classification is consistent with our past accounting policy for interest and penalties related to tax liabilities.

Stock-based compensation
In August 2006, our Board of Directors approved the 2006 Stock Option Plan (the “2006 Plan”) for executive management and key personnel. Under the 2006 Plan, certain of our employees were granted a combination of time-based and performance-based options to purchase our common stock. In April 2009, our Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Under the Omnibus Plan, we may issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.
As of June 30, 2010, there were approximately 8.4 million options outstanding under both of these plans. A 10% increase in the fair values of our time-based options would have increased stock-based compensation expense by $2.2 million in fiscal 2010. We have yet to recognize compensation expense on the performance-based options, which have elements of both performance and market conditions, because the performance conditions are not probable of being met at June 30, 2010.
We use the Black-Scholes option pricing model to determine the fair value of time-based stock options at the grant date. In order to value performance-based options, we use a Monte Carlo simulation model. Both models require management to make certain assumptions to determine compensation expense. Such assumptions can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 12 to the accompanying audited consolidated financial statements for a further discussion on share-based compensation.
EDMC’s Board of Directors establishes the exercise price for each option grant based on the average of the high and low prices of our common stock on the grant date. Given that EDMC was not publicly traded during the period covered by the 2006 Plan, the Board of Directors used assumptions and valuation methodologies to estimate the fair value of our common stock on the date of grant. In order to value our stock-based compensation expense, options granted in August and December 2006 were based on contemporaneous private transactions involving EDMC’s common stock. Beginning in January 2007, option grants were valued based on a valuation as of the beginning or ending of the fiscal quarter in which the options were granted, depending on the proximity of the grant date to the beginning or ending of the quarter. We did not separately estimate the values of common stock during periods between our quarter-end dates because we believe a quarterly fair value calculation for our common stock is a reasonable method of estimating its fair value at any point during the quarter. Variations of both the market and income approaches were used in the analyses for all quarterly valuations. The valuations used the following methodologies described in the American Institute of Certified Public Accountants’ practice aid entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation:
(i) A discounted cash flow analysis (“Income Method” or “DCF”);
(ii) The Guideline Public Company method; and
(iii) The Guideline Transactions method.
The valuations derived under each approach were then weighted to derive an overall company value, which was used to value EDMC’s common stock after adjusting for outstanding indebtedness. Factors contributing to the results of the three methods used, and the relative weights of each methodology, were as follows:
(i) Income method (DCF)
The income method considers our consistent revenue and EBITDA growth since the Transaction along with our significant leverage, the regulatory nature of our business and our ability to attract and retain key personnel. A weight of 50% was given to this method in determining the fair value of our common stock for all valuations.
(ii) Guideline Public Company method
The Guideline Public Company method uses the relative price and associated earnings multiples of publicly traded peer companies. The same peer group was used for each valuation. Under this methodology, we compared our financial results to those of our competitors for each of the following quantitative measures: profit margins from the last twelve months; size as it relates to the cost of capital; historical revenue growth; historical EBITDA growth; and asset returns and leverage. Qualitative factors were also considered. A weight of 25% or 50% was given to this method in determining the fair value of our common stock, depending on if a relevant contemporaneous sale of our common stock occurred approximating the date of our valuation.

(iii) Guideline Transactions method
The Guideline Transactions method is based on actual market transactions of companies within our peer group including us. A weight of 0% or 25% was given to this method in determining the fair value of our common stock, depending on if a relevant contemporaneous sale of our common stock occurred approximating the date of our valuation.
In addition to the methodologies, we considered the following additional factors which generally affect the fair market value of our common stock for option grants after December 31, 2006:
•	the nature, history and growth opportunities of our business;

•	the outlook for the general economy and for our industry;

•	the book value of the securities and our financial condition;

•	the historical trend of earnings and the future earnings and dividend-paying potential;

•	market valuations of our publicly traded competitors, with particular attention given to the ratio of price to sales, equity and earnings; and

•	the risk involved in the investment, as related to earnings stability, capital structure, competition and market potential.
Long-Term Incentive Compensation Plan
Our Board of Directors adopted the LTIC Plan during fiscal 2007. Pursuant to the terms of the LTIC Plan, a bonus pool will be created based on returns to the Principal Shareholders after the occurrence of a realization event, as defined. Out of a total of 1,000,000 units authorized, approximately 710,000 units were outstanding at June 30, 2010. Each unit represents the right to receive a payment based on the value of the bonus pool. Since the performance conditions related to the LTIC units are not probable to occur at June 30, 2010, we have not recognized any compensation expense related to these units. The plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at our Board of Directors’ discretion, and it is their intent to settle any future payment out of the LTIC Plan in common stock.
New Accounting Standards
Refer to Part II — Item 8 — “Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies”.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
At June 30, 2010, we had total debt obligations of $1,538.7 million, including $1,115.0 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 6.5%. A hypothetical change of 1.25% in interest rates from June 30, 2010 levels would have increased or decreased interest expense by approximately $4.6 million for the variable rate debt in the fiscal year ended June 30, 2010.

Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At June 30, 2010, we had variable rate debt of $365.0 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three month LIBOR and make payments based on a fixed rate of 5.4%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated as and qualify as cash flow hedges. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9 to the accompanying audited consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
For the fiscal year ended June 30, 2010, we recorded an unrealized after-tax gain of $12.9 million in other comprehensive loss related to the change in market value of the interest rate swaps. The cumulative unrealized loss of $21.4 million, net of tax, at June 30, 2010 related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Education Management Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and Subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.
As discussed in Note 11 to the consolidated financial statements, the Company has changed its accounting for uncertain tax positions during the year ended June 30, 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Education Management Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
September 1, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Education Management Corporation and Subsidiaries
We have audited Education Management Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Education Management Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Education Management Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2010 of Education Management Corporation and Subsidiaries and our report dated September 1, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
September 1, 2010

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$373,546	$363,318
Restricted cash	12,842	10,372

Total cash, cash equivalents and restricted cash	386,388	373,690
Receivables, net of allowances of $124,242 and $83,691 respectively	167,857	122,272
Notes, advances and other	20,680	13,678
Inventories	11,655	9,355
Deferred income taxes (Note 11)	65,410	45,164
Other current assets	40,971	30,163

Total current assets	692,961	594,322
Property and equipment, net (Note 4)	678,846	580,965
Intangible assets, net (Note 5)	467,188	471,882
Other long-term assets (Note 6)	93,441	58,945
Goodwill (Note 5)	2,579,131	2,579,131

Total assets	$4,511,567	$4,285,245

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,103	$12,622
Revolving credit facility (Note 8)	—	100,000
Accounts payable	71,211	53,516
Accrued liabilities (Note 7)	178,085	163,485
Accrued income taxes (Note 11)	17,851	5,015
Unearned tuition	155,746	118,741
Advance payments	72,154	67,020

Total current liabilities	507,150	520,399
Long-term debt, less current portion (Note 8)	1,526,635	1,876,021
Deferred income taxes (Note 11)	180,934	187,583
Deferred rent	165,808	123,656
Other long-term liabilities	54,345	91,933
Shareholders’ equity:
Common stock	1,429	1,198
Additional paid-in capital	1,749,456	1,338,316
Treasury stock, at cost	(2,207)	—
Retained earnings	350,273	181,767
Accumulated other comprehensive loss	(22,256)	(35,628)

Total shareholders’ equity	2,076,695	1,485,653

Total liabilities and shareholders’ equity	$4,511,567	$4,285,245

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Fiscal Year
	Ended June 30,
	2010	2009	2008
Net revenues	$2,508,521	$2,011,458	$1,684,158
Costs and expenses:
Educational services	1,267,106	1,067,724	901,258
General and administrative	667,191	507,675	414,090
Management fees paid to affiliates	32,055	5,000	5,000
Depreciation and amortization	123,359	112,289	100,272

Total costs and expenses	2,089,711	1,692,688	1,420,620

Income before interest, loss on early retirement of debt, and income taxes	418,810	318,770	263,538
Interest expense, net	121,456	153,244	156,358
Loss on early retirement of debt	47,207	—	—

Income before income taxes	250,147	165,526	107,180
Provision for income taxes	81,641	61,121	41,194

Net income	$168,506	$104,405	$65,986

Earnings per share: (Note 3)
Basic	$1.23	$0.87	$0.55
Diluted	$1.22	$0.87	$0.55
Weighted average number of shares outstanding: (Note 3)
Basic	136,917	119,770	119,769
Diluted	137,667	119,770	119,769
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year
	Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$168,506	$104,405	$65,986
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	114,598	95,582	80,848
Amortization of intangible assets	8,761	16,707	19,424
Bad debt expense	105,593	72,493	42,201
Amortization of debt issuance costs	8,129	7,763	7,690
Loss on early retirement of debt	47,207	—	—
Share-based compensation	21,670	—	—
Non-cash adjustments related to deferred rent	2,258	(1,958)	(2,620)
Deferred income taxes	(35,859)	(8,179)	(20,609)
Excess tax benefit from share-based compensation	(260)	—	—
Changes in assets and liabilities:
Restricted cash	(2,470)	3,450	(3,514)
Receivables	(137,329)	(102,743)	(58,826)
Reimbursements for tenant improvements	14,416	22,382	4,400
Inventories	(2,292)	(899)	(1,502)
Other assets	(17,307)	(14,425)	(7,221)
Purchase of private loans	(74,021)	(9,998)	—
Accounts payable	14,137	(5,137)	6,025
Accrued liabilities	29,514	57,628	21,059
Unearned tuition	37,005	49,587	17,202
Advance payments	4,859	6,740	(17,816)

Total adjustments	138,609	188,993	86,741

Net cash flows provided by operating activities	307,115	293,398	152,727

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	—	(1,947)
Expenditures for long-lived assets	(175,782)	(150,713)	(150,908)
Reimbursements for tenant improvements	(14,416)	(22,382)	(4,400)

Net cash flows used in investing activities	(190,198)	(173,095)	(157,255)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	180,000	120,000
Payments under revolving credit facility	(100,000)	(200,000)	(90,000)
Retirement of senior subordinated notes	(378,952)	—	—
Net proceeds from issuance of common stock, including stock option exercises	389,441	—	—
Excess tax benefit from share-based compensation	260	—	—
Common stock repurchased	(2,207)	—	—
Principal payments on other long-term debt	(12,584)	(12,802)	(38,534)
Debt issuance costs and other	(2,400)	(873)	—

Net cash flows used in financing activities	(106,442)	(33,675)	(8,534)

Effect of exchange rate changes on cash and cash equivalents	(247)	(718)	(204)

Net change in cash and cash equivalents	10,228	85,910	(13,266)
Cash and cash equivalents, beginning of period	363,318	277,408	290,674

Cash and cash equivalents, end of period	$373,546	$363,318	$277,408

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)

	For the Fiscal Year
	Ended June 30,
	2010	2009	2008
Cash paid during the period for:
Interest (including swap settlement)	$116,939	$146,636	$173,297
Income taxes, net of refunds	120,120	76,173	48,179
Noncash investing activities:
Capital expenditures in current liabilities at June 30	$27,682	$22,192	$31,230
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

					Accumulated
	Common	Additional			Other
	Stock at	Paid-in	Treasury	Retained	Comprehensive
	Par Value (b)	Capital	Stock (b)	Earnings	Loss		Total
Balance at June 30, 2007	$1,198	$1,338,302	$—	$12,715	$(1,461)		$1,350,754
Cumulative effect of adoption of accounting for uncertain tax positions	—	—	—	(1,339)	—		(1,339)

Comprehensive income:
Net income	—	—	—	65,986	—		65,986
Foreign currency translation	—	—	—	—	68		68
Unrealized loss on interest rate swaps, net of tax benefit of $13,609	—	—	—	—	(23,292)		(23,292)

Comprehensive income							42,762

Balance at June 30, 2008	1,198	1,338,302	—	77,362	(24,685)		1,392,177

Issuance of common stock	—	14	—	—	—		14

Comprehensive income:
Net income	—	—	—	104,405	—		104,405
Foreign currency translation	—	—	—	—	(1,147)		(1,147)
Unrealized loss on interest rate swaps, net of tax benefit of $5,709	—	—	—	—	(9,796)		(9,796)

Comprehensive income							93,462

Balance at June 30, 2009	1,198	1,338,316	—	181,767	(35,628	)(a)	1,485,653

Issuance of common stock including stock option exercises	231	389,210		—	—		389,441
Share-based compensation	—	21,670		—	—		21,670
Excess tax benefit from share-based compensation	—	260		—	—		260
Common stock repurchased			(2,207)				(2,207)

Comprehensive income:
Net income	—	—	—	168,506	—		168,506
Foreign currency translation	—	—	—	—	458		458
Unrealized gain on interest rate swaps, net of tax expense of $7,575	—	—	—	—	12,914		12,914

Comprehensive income							181,878

Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256	)(a)	$2,076,695

(a)	The balance in accumulated other comprehensive loss at June 30, 2010 and 2009 is comprised of $21.4 million and $34.2 million of unrealized losses on interest rate swaps, net of tax benefit, respectively, and $0.9 million and $1.4 million of cumulative foreign currency translation losses, respectively.

(b)	There were 600,000,000 authorized shares of par value $0.01 common stock at June 30, 2010. Common stock and treasury stock balances and activity were as follows for the years ended June 30, 2010 and 2009.

	Treasury	Outstanding
Balance at June 30, 2008	—	119,769,082
Issued for stock-based compensation plans	—	1,195

Balance at June 30, 2009	—	119,770,277
Repurchased	123,000	(123,000)
Public offering	—	23,000,000
Issued for stock-based compensation plans		205,141

Balance at June 30, 2010	123,000	142,852,418
The accompanying notes are an integral part of these consolidated financial statements.

1. DESCRIPTION OF BUSINESS AND CHANGE IN OWNERSHIP
Description of Business
Education Management Corporation and its subsidiaries (the “Company”) is among the largest providers of post-secondary education in North America, with approximately 136,000 enrolled students as of October 2009. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The Company offers academic programs to its students through campus-based and online instruction, or through a combination of both. The Company is committed to offering quality academic programs and continuously strives to improve the learning experience for its students. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.
Going Private Transaction
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
The acquisition of the Company was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of senior notes due 2014 and senior subordinated notes due 2016.
Initial Public Offering
In October 2009, the Company completed an initial public offering of 23.0 million shares of common stock, $0.01 par value, at a per share price of $18.00 (the “initial public offering”). Net proceeds to the Company, after transaction costs, totaled approximately $387.3 million. No Sponsor-owned shares were sold in connection with the initial public offering. After the consummation of the initial public offering, the equity funds controlled by the Sponsors owned approximately 69.2% of the Company’s outstanding common stock. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the Company’s senior subordinated notes due 2016 in a tender offer and $29.6 million was used to pay a termination fee under a management agreement entered into with the Sponsors in connection with the Transaction.
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
In connection with the initial public offering, the Company’s Board of Directors declared a 4.4737 for one split of the Company’s common stock, which was paid in the form of a stock dividend on September 30, 2009. In connection with this stock split, the Company amended and restated its articles of incorporation to, among other things, increase the Company’s number of authorized shares of common stock. All information presented in the accompanying consolidated financial statements and related notes has been adjusted to reflect the Company’s amended and restated articles of incorporation and stock split.

Government Regulations
Each of the Company’s schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Participating institutions are required to administer Title IV program funds in accordance with the Higher Education Act of 1965, as amended (“HEA”) and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating institution does not comply with federal requirements or if student loan default rates are at a level that exceeds certain thresholds set by statute and regulation, that institution could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. Most of the students that attend the Company’s institutions participate in federal and state financial aid and assistance programs, as the percentage of net revenues derived from Title IV programs on a cash accounting basis was a weighted average of approximately 77% and 70% in fiscal 2010 and 2009, respectively.
Reclassifications
Certain reclassifications of fiscal 2009 and 2008 data have been made to conform to the fiscal 2010 presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on assumptions that management believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, management believes that its estimates are reasonable.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost, which, based upon the scheduled maturities, approximates fair value.
The Company’s institutions hold funds from the United States government under various student aid grant and loan programs in separate bank accounts, and serve as trustee for the U.S. Department of Education or respective lender, guaranty agency or student borrower, as applicable. The funds held in these bank accounts are not shown as cash or restricted cash on the consolidated balance sheet until the authorization and disbursement process has occurred. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and become available for use in current operations. This transfer generally occurs for the period of the academic term for which such funds were authorized with no term being more than 16 weeks in length.
U.S. Department of Education regulations require Title IV program funds received by the Company’s educational institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. Restricted cash also includes amounts related to a restricted cash account required to be maintained in connection with an operating lease at one of the Company’s institutions and amounts for endowments required by state law at certain of the Company’s schools. Restricted cash consisted of the following at June 30:

	2010	2009
Title IV funds in excess of charges applied	$7,946	$5,272
Escrowed in connection with operating lease	2,896	3,600
Endowments	2,000	1,500

Restricted cash	$12,842	$10,372

Allowances for Doubtful Accounts and Loan Losses
The Company determines its allowance for doubtful accounts for most locations primarily by categorizing gross receivables based upon the enrollment status of the student. The reserve is established based on the likelihood of collection in consideration of the Company’s historical experience, which results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at a high rate and are evaluated on a case-by-case basis before being written off.
The Company also records an allowance for private loans purchased from a private lender described further in Note 6. The Company recognizes an allowance for loan losses on all loans for the pro-rata portion of the academic term that has been completed either in other long-term assets or other long-term liabilities, depending on if the loan has been purchased from the originating bank. The total allowance for loan losses was based on information received from a private loan provider that includes historical cohort default rate data for former students that attended the Company’s institutions. This data was analyzed to apply projected default rates by credit score to a cohort of students and was supplemented by accounting for current economic factors.
Inventories
Inventories consist mainly of textbooks and supplies held for sale to students enrolled in the Company’s educational programs. Cost is determined using the average cost method and inventories are valued at the lower of cost or market.
Property and Equipment
Property and equipment is recorded at its actual cost less accumulated depreciation. Depreciation policies for such assets are as follows:
•	Buildings are depreciated over an estimated useful life of 30 years using the straight-line method.
•	Leasehold improvements are amortized using the straight-line method over the shorter of the original lease term, exclusive of any renewal periods, or their estimated useful lives, which is generally 7 to 15 years.
•	The remainder of the Company’s property and equipment is depreciated over estimated useful lives ranging from 3 to 10 years using the straight-line method, depending on the asset.
Accelerated depreciation methods are generally used for income tax purposes. The Company evaluates the recoverability of property and equipment with finite lives whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable in accordance with the accounting for impairment or disposal of long-lived assets.
Leases
The Company and its subsidiaries lease certain classroom, dormitory and office space as well as equipment and automobiles under operating leases. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital or an operating lease. The Company also leases space from time to time on a short-term basis in order to provide specific courses or programs.
Certain of the Company’s lease agreements include tenant improvement allowances. Once the lease agreement is signed, these tenant improvement allowances are recorded as other current assets with the offset to deferred rent on the consolidated balance sheet. As spending occurs, the Company records increases to leasehold improvement assets in property and equipment. Other current assets are reduced once the landlord reimburses the Company. Leasehold improvement assets are amortized on a straight-line basis over the shorter of the term of the lease or useful life of the asset. The deferred rent liabilities are amortized over the term of the lease as a reduction to rent expense upon possession of the lease space.
Certain of the Company’s lease agreements include rent escalation clauses, which if fixed and determinable, are recognized on a straight-line basis over the life of the lease, which generally range from five to fifteen years with one or more renewal options. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, the Company records rent expense over the new term.

Goodwill and Other Identifiable Intangible Assets
Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in business combinations. Other intangibles include student relationships, licenses, accreditation and Title IV program participation, tradenames, curriculum, programs and favorable leases. The Company uses the income approach to establish student relationship asset fair values. Tradenames are valued by the “relief from royalty” method, estimating the amount of royalty income that would be generated if the assets were licensed in an arms length transaction to a third party. The Company uses a combination of the cost and income approaches to establish the asset value of licenses, accreditation and Title IV program participation assets and the cost approach for education programs and curriculum. The cost of intangible assets with determinable useful lives is amortized over 3 to 9 years. Goodwill and indefinite-lived intangibles are evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired.
Goodwill is potentially impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. In the first step, the Company determines the fair value of each reporting unit and compares that fair value to each reporting unit’s carrying value. Prior to the initial public offering, the Company estimated the fair value of its reporting units using a traditional discounted cash flow approach coupled with the guideline public company method that takes into account the relative price and associated earnings multiples of publicly-traded peer companies. After the initial public offering, the Company also utilizes the market capitalization approach along with the cash flow and guideline public company method in order to determine fair value of each reporting unit. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, a second step must be performed, which requires the Company determine the implied fair value of goodwill in the same manner as if it had acquired those reporting units in an arm’s length transaction as of the testing date. This is performed by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess. Components are combined when determining reporting units if they have similar economic characteristics; consequently, each education system that the Company operates is a reporting unit for purposes of the impairment tests.
The impairment test for indefinite-lived intangible assets, consisting of the licensing, accreditation and Title IV program participation assets and The Art Institute tradename, generally requires at least an annual determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized.
As of July 1, 2007, the Company recognizes the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount of the tax benefit so recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. The Company classifies interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations. This classification is consistent with its past accounting policy for interest and penalties related to tax liabilities.
Derivative Financial Instruments
EM LLC utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage a portion of its floating rate term debt. The interest rate swap agreements qualify and are designated as cash flow hedges. As such, the swaps are accounted for as an asset or a liability in the consolidated balance sheets at fair value. Changes in the fair value of the interest rate swaps are recorded in other comprehensive income (loss), net of tax, as the hedges are deemed highly effective for accounting purposes. The fair value of the swap agreements are estimated by a qualified third party based on current settlement prices and quoted market prices of comparable contracts. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are initially measured at their functional currency, which is the Canadian dollar. Accordingly, the assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income (loss) in the consolidated balance sheets. Translation adjustments during the years presented in the consolidated financial statements were not material in either fiscal 2010 or 2009.
Revenue Recognition
The Company’s net revenues consist primarily of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, finance charges related to credit extended to students and sales of related study materials. Net revenues are reduced for student refunds and scholarships.
Tuition revenue varies based on the average tuition charge per credit hour, type of program, specific curriculum, the average student population and number of credit hours taken. The Company derived 92.5% of its net revenues from tuition and fees in fiscal 2010 as compared to 91.7% and 91.1% during fiscal 2009 and 2008, respectively. Bookstore and housing revenues are largely a function of the average student population.
The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. Some of the Company’s academic terms have starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from academic terms where the associated revenue has not yet been earned. Accordingly, these amounts have been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.
If a student withdraws from one of the Company’s schools, a student’s obligation for tuition and fees is limited depending on when a student withdraws during an academic term. Student refunds are regulated by the standards of the U.S. Department of Education, most state education authorities that regulate the Company’s schools, the accrediting commissions that accredit the Company’s schools and the Company’s institutional policies (collectively, “Refund Policies”). Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. The Company records revenue net of any refunds that result from any applicable Refund Policy.
Costs and Expenses
Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, costs of educational materials, facility occupancy costs, information systems costs and bad debt expense.
General and administrative expense consists of marketing and student admissions expenses and certain central staff costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company’s education programs.
Advertising costs are expensed as incurred and are classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s advertising expense was $259.7 million, $218.1 million and $165.6 million during the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

Stock-Based Compensation
In August 2006, the Company’s Board of Directors approved the 2006 Plan for executive management and key personnel. There are 1.8 million shares of common stock available for issuance under the 2006 Plan. Prior to the initial public offering, the Company’s Board of Directors approved the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Approximately 6.4 million shares of common stock have been reserved for issuance under the Omnibus Plan, which may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. Forfeitures of options under the 2006 Plan are added to the shares available for issuance under the Omnibus Plan.
As of June 30, 2010, approximately 8.4 million stock options were outstanding under both plans. Of the 8.4 million options outstanding, 5.1 million vest based on the passage of time and 3.3 million vest based on the attainment of certain performance and market conditions. The Black-Scholes option pricing model is used to determine the fair value of time-based stock options at the grant date. In order to value performance- and market-based options, the Company uses a Monte Carlo simulation model using the same variable inputs necessary to value options using a Black-Scholes model. All assumptions can significantly impact the fair values of stock options and associated compensation expense recognized over the requisite service periods. See Note 12 for further discussion of stock-based compensation.
Segment Reporting
The Company’s chief operating decision maker allocates resources and assesses the performance of the Company at an education system level closely aligned to the brands it manages. The majority of the Company’s schools across these education systems provide services to students utilizing similar delivery methods resulting in similar long term financial performance characteristics. The Company believes that under this organization structure it meets the criteria for aggregating the education systems into a single reportable segment.
Contingencies
The Company accrues for contingent obligations when it is probable that a liability is incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to its financial statements. Estimates that are particularly sensitive to future changes include tax, bad debt, legal, and other regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162”. All existing accounting standard documents are superseded by the Codification, which does not change or alter existing GAAP. Since the Company adopted SFAS No. 168 in the first fiscal quarter of 2010, any references to GAAP included in the Company’s historical public filings with the SEC are no longer included in the Company’s filings. The adoption of SFAS No. 168 had no impact on the Company’s consolidated financial statements.

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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Fiscal Year
	Ended June 30,
	2010	2009	2008
Net income	$168,506	$104,405	$65,986

Weighted average number of shares outstanding:
Basic	136,917	119,770	119,769
Dilutive effect of stock-based awards	750	—	—

Diluted	137,667	119,770	119,769

Earnings per share:
Basic	$1.23	$0.87	$0.55
Diluted	$1.22	$0.87	$0.55
Time-based options to purchase 1.6 million shares of common stock were outstanding for the year ended June 30, 2010 but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. Because certain performance and market conditions have not been met with respect to the Company’s performance-based options, as further described in Note 12 below, the Company has determined these options to be contingently issuable at June 30, 2010. As a result, time-based options that have a dilutive effect were the only options included in the diluted EPS calculation. In addition, all stock options for fiscal 2009 and 2008 were contingently issuable due to the existence of certain conditions precluding option holders from receiving fair value for an exercised option. As a result, no options were included in the computation of diluted EPS in those periods.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at June 30 (in thousands):

	June 30,	June 30,
Asset Class	2010	2009
Land	$17,655	$17,805
Buildings and improvements	74,764	74,171
Leasehold improvements	446,992	329,449
Furniture and equipment	128,411	97,783
Technology and other equipment	226,587	170,818
Software	56,350	45,651
Library books	35,051	29,778
Construction in progress	29,850	43,470

Total	1,015,660	808,925
Less accumulated depreciation	(336,814)	(227,960)

Property and equipment, net	$678,846	$580,965

Depreciation and amortization expense of property and equipment was $114.6 million, $95.6 million and $80.9 million, respectively, for the fiscal years ended June 30, 2010, 2009 and 2008. Such expense includes approximately $4.5 million of impairment charges related to fixed assets at one of the Company’s schools in fiscal 2008.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. Goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its tangible and identifiable intangible net assets. This is evidenced by the excess of the amount paid to acquire the Company over the values of these respective assets. During fiscal 2010 the Company did not record any changes to its goodwill balance.
Intangible Assets
Intangible assets other than goodwill consisted of the following amounts at June 30 (in thousands):

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(1,361)	3,000	(1,028)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—
Curriculum and programs	31,948	(18,412)	27,974	(13,520)
Student contracts, applications and relationships	39,511	(34,048)	39,511	(32,479)
Favorable leases and other	16,403	(12,032)	16,351	(10,106)

Total intangible assets	$533,041	$(65,853)	$529,015	$(57,133)

Trade names are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes. However, the Argosy tradename was assigned a finite life due to the potential for that tradename to be eliminated at the date of the Transaction.
State licenses and accreditations of the Company’s schools as well as their eligibility for Title IV program participation are periodically renewed in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. Since the Company considers these renewal processes to be a routine aspect of the overall business, these assets were assigned indefinite lives.
Amortization of intangible assets was $8.8 million, $16.7 million, and $19.4 million during the years ended June 30, 2010, 2009, and 2008, respectively. Amortization in fiscal 2008 included approximately $1.0 million of impairment charges at one of the Company’s schools.

Total estimated amortization of the Company’s intangible assets for each of the years ending June 30, 2011 through 2015 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2011	$8,416
2012	7,351
2013	5,004
2014	3,236
2015	1,002
Thereafter	—
6. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following at June 30 (in thousands):

	2010	2009
Private loans, net	$49,529	$5,043
Deferred financing fees	25,536	36,837
Other	18,376	17,065

Total other long-term assets	$93,441	$58,945

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
Private loans, net represent loans the Company has purchased from the private lender since inception of the program, net of an estimated allowance for loan losses. The Company has recognized bad debt expense related to these loans for estimated losses on the pro-rata portion of the academic term that has been completed, and it has recorded the allowance in other long-term assets or other long-term liabilities, depending on if the loan has been purchased from the originating bank.
At June 30, 2010, the total allowance recorded in private loans, net was $35.5 million, and the total allowance recorded in other long-term liabilities was $3.0 million. These estimates represent a projected default rate based on information received from a private loan provider that includes historical cohort default rate data for former students that attended the Company’s institutions. This data was analyzed to apply projected default rates by credit score to a cohort of students and was supplemented by accounting for current economic factors.

7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following at June 30 (in thousands):

	2010	2009
Payroll and related taxes	$67,803	$77,894
Capital expenditures	10,020	8,032
Advertising	32,474	25,192
Interest	12,732	13,878
Benefits	12,014	8,597
Other	43,042	29,892

Total accrued liabilities	$178,085	$163,485

In March 2010, the Company implemented a corporate services restructuring plan to improve operational efficiencies by realigning functions between corporate services and the Company’s education systems. As a result of the restructuring plan, the Company recorded a charge of $5.7 million in general and administrative expense on the consolidated statement of operations for the fiscal year ended June 30, 2010. Unpaid amounts were recorded in accrued liabilities on the accompanying consolidated balance sheet and primarily relate to severance and benefit payments that will be made to terminated employees through the end of fiscal 2011. At June 30, 2010, there is $4.6 million that remains in accrued liabilities related to these future severance payments.
8. SHORT-TERM AND LONG-TERM DEBT
On June 1, 2006, in connection with the Transaction, the Company (i) entered into a $1,485.0 million senior secured credit facility, consisting of a $1,185.0 million term loan facility with a seven-year maturity and a $300.0 million revolving credit facility with a six-year maturity, and (ii) issued an aggregate of $760.0 million of senior notes and senior subordinated notes.
During fiscal 2010, EM LLC increased the capacity on its revolving credit facility to $442.5 million in connection with the completion of the initial public offering of EDMC common stock. In addition, EM LLC added two letter of credit issuing banks, which increased the amounts available for letters of credit issued under the revolving credit facility from $175.0 million to $375.0 million. Outstanding letters of credit reduce availability for borrowings under the revolving credit facility.
Short-Term Debt:
No borrowings were outstanding at June 30, 2010 under the revolving credit facility as compared to outstanding balances of $100.0 million at June 30, 2009 in order to satisfy year-end regulatory financial ratios. This balance was classified as short-term debt on the balance sheet as the outstanding balance was repaid in full in the first few days of the following fiscal year.
The interest rate on amounts outstanding under the $442.5 million revolving credit facility at June 30, 2009 was 3.75%, which equals prime plus a margin of 0.50%. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described elsewhere in this footnote.
EM LLC had outstanding letters of credit of $297.3 million at June 30, 2010. The U.S. Department of Education requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit was $259.8 million at June 30, 2010 and is set at 10% of the projected Title IV aid to be received by students attending the Company’s institutions in fiscal 2011. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program, which is further described in Note 6. The Company has $145.2 million of additional borrowings available under the revolving credit facility at June 30, 2010.

Long-Term Debt:
The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2010	2009
Senior secured term loan facility, due 2013	$1,114,977	$1,126,827
Senior notes due 2014 at 8.75%	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	47,680	385,000
Other	1,081	1,816

Total long-term debt	1,538,738	1,888,643
Less current portion	12,103	12,622

Total long term debt, less current portion	$1,526,635	$1,876,021

Senior Secured Credit Facility
EM LLC issued $1,185.0 million of term loans on June 1, 2006 under the senior secured credit facility. The term loans bear interest at a rate equal to LIBOR plus an applicable margin or, at the Company’s option, an applicable margin plus an alternative base rate determined by reference to the higher of (1) the prime rate of interest quoted in the Wall Street Journal Money Rates Section and (2) the federal funds rate plus 0.5%. The applicable margin for borrowings under the secured credit facility may be reduced subject to satisfying certain leverage ratios. The interest rate on the senior secured term loan facility was 2.3% and 2.4% at June 30, 2010 and 2009, respectively.
All obligations under the senior secured credit facilities, including the revolving credit facility, are unconditionally guaranteed by Education Management Holdings LLC and all of the EM LLC’s subsidiaries other than subsidiaries that own or operate a school and inactive subsidiaries that have less than $100,000 of assets. The senior secured credit facilities are also secured by pledges of the capital stock of the Company and each guarantor and a security interest in, and mortgages on, substantially all the tangible and intangible assets of the Company and each guarantor.
The senior secured credit facilities require EM LLC to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow and in the event of certain asset sales, casualty and condemnation events and issuances of debt. In addition, EM LLC is required to make installment payments on the outstanding term loans in quarterly principal amounts of 0.25% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on June 3, 2013.
The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities.
The credit agreement also contains certain customary affirmative covenants and events of default and has a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the term loan to be prepaid or redeemed in the event of a default with respect to such debt.
Senior Notes Due 2014 and Senior Subordinated Notes Due 2016
EM LLC issued 8.75% senior notes due 2014 (the “Senior Notes”) and 10.25% senior subordinated notes due 2016 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”) on June 1, 2006 in connection with the closing of the Transaction. The Notes are guaranteed by all of EM LLC’s subsidiaries other than any subsidiary that owns or operates a school or has been formed for such purpose and has no material assets. In November 2009, EDMC guaranteed the indebtedness of EM LLC and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the Notes.

The $375.0 million of senior notes, which bear interest at 8.75%, are senior unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the senior notes, including the senior subordinated notes due 2016. The senior notes (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the senior notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of EM LLC that is not a guarantor of the senior notes.
During the fiscal year ended June 30, 2010, the Company purchased senior subordinated notes with a total face value of approximately $337.3 million at a premium through two tender offer transactions. The Company recorded losses of $47.2 million in the fiscal year ended June 30, 2010 on the early retirement of these subordinated notes, which includes the acceleration of amortization on previously deferred debt fees of $5.6 million. The remaining $47.7 million of senior subordinated notes, which bear interest at 10.25%, are unsecured senior subordinated obligations that are subordinated in right of payment to the existing and future senior debt, including the senior secured credit facilities and the senior notes due 2014. The senior subordinated notes (i) are senior in right of payment to all future subordinated debt, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of the Company that is not a guarantor of the senior subordinated notes.
Interest on the senior notes due 2014 and senior subordinated notes due 2016 is payable semi-annually. The senior notes and senior subordinated notes are redeemable in whole or in part, at the option of EM LLC, at any time at varying redemption prices that generally include premiums, which are defined in the applicable indentures. In addition, upon a change of control, EM LLC is required to make an offer to redeem all of the senior notes and senior subordinated notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.
The indentures governing the senior notes and senior subordinated notes contain a number of covenants that restrict, subject to certain exceptions, EM LLC’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the senior notes or senior subordinated notes, as applicable, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.
As of June 30, 2010, future annual principal payments on long-term debt and related instruments are as follows (in thousands):

Fiscal year:
2011	12,103
2012	9,254
2013	1,094,524
2014	375,177
2015	—
Thereafter	47,680

Total	$1,538,738

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
The fair values of the interest rate swap liabilities were $33.9 million and $54.4 million at June 30, 2010 and 2009, respectively, which were recorded in other long-term liabilities on the accompanying consolidated balance sheets. The Company recorded an unrealized after-tax gain(loss) of $12.9 million and $(9.8) million for the fiscal years ended June 30, 2010 and 2009, respectively, in other comprehensive loss related to the change in market value of the swap agreements. Additionally, at June 30, 2010, there was a cumulative unrealized loss of $21.4 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
During the fiscal year ended June 30, 2010 and 2009 the Company reclassified approximately $23.8 million and $14.4 million, respectively, from accumulated other comprehensive loss to the consolidated statement of operations. All of this amount was paid due to regularly recurring quarterly settlements of the interest rate swaps and was recorded as a component of cash flows from operations. Over the next twelve months, the Company estimates approximately $21.4 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at June 30, 2010.
The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable. The application of level two inputs includes obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of financial instruments as of June 30 (in thousands):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Variable rate debt	$1,114,977	$1,036,929	$1,126,827	$1,031,047
Fixed rate debt	423,761	426,979	761,816	738,916
The fair values of cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. The fair values of the private loans the Company purchased from the originating bank also approximate carrying value, which the Company has estimated in its allowance for loan losses reserve. The interest rate swap liabilities are carried at fair value, which is based on the framework discussed in Note 9. The fair values of the Company’s debt were determined based on each instrument’s trading value at June 30.
11. INCOME TAXES
The composition of income before taxes from domestic and foreign locations is as follows (in thousands):

	For the Fiscal Year Ended June 30,
	2010	2009	2008
Income before taxes:
Domestic	$248,304	$164,794	$105,132
Foreign	1,843	732	2,048

	$250,147	$165,526	$107,180

The components of the income tax provision reflected in the accompanying consolidated statements of operations are as follows (in thousands):

	For the Fiscal Year Ended June 30,
	2010	2009	2008
Current taxes:
Federal	$101,895	$61,162	$51,456
State and local	15,605	8,138	10,347

Total current tax provision	117,500	69,300	61,803
Deferred tax benefit	(35,859)	(8,179)	(20,609)

Total provision for income taxes	$81,641	$61,121	$41,194

The provision for income taxes reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below:

	For the Fiscal Year Ended June 30,
	2010	2009	2008
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	1.4%	1.1%	1.8%
Increase in valuation allowance	2.0%	0.6%	1.4%
Permanent items	0.1%	(0.3)%	(1.6)%
Uncertain tax positions	(5.9)%	0.8%	1.5%
Other items, net	0.0%	(0.3)%	0.3%

Effective income tax rate	32.6%	36.9%	38.4%

Net deferred income tax assets and liabilities consisted of the following at June 30 (in thousands):

	2010	2009
Current deferred tax assets:
Allowance for doubtful accounts	$50,297	$34,136
Accrued wages	16,681	11,706
Other	4,131	3,488

Gross current deferred tax assets	71,109	49,330
Less valuation allowance	(5,699)	(4,166)

Total current deferred tax assets	$65,410	$45,164

Noncurrent deferred tax assets:
Interest rate swap	$14,774	$23,680
Deferred liabilities	20,879	14,466
Foreign and state net operating losses	9,764	10,693
Share-based compensation	8,811	—
Other	28,757	14,366

Gross noncurrent deferred tax assets	82,985	63,205
Less valuation allowance	(16,953)	(14,681)

Total noncurrent deferred tax assets	66,032	48,524

Noncurrent deferred tax liabilities:
Intangible assets	224,323	218,141
Property and equipment	20,193	16,496
Other	2,450	1,470

Total noncurrent deferred tax liabilities	246,966	236,107

Total net noncurrent deferred tax liabilities	$180,934	$187,583

At June 30, 2010, the Company had state net operating loss carry forwards of approximately $89.5 million available to offset future taxable income and a related deferred tax asset of $6.3 million. The carry forwards expire at varying dates beginning in fiscal 2013 through fiscal 2030. The Company has determined that it is currently “more likely than not” that the deferred tax assets associated with $85.0 million of its state net operating loss carry forwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $6.1 million related to these net operating loss carry forwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitations due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of the state net operating loss carry forwards before they can be utilized.
At June 30, 2010, the Company had Canadian net operating loss carry forwards of approximately $11.7 million available to offset future taxable income and a related deferred tax asset of $3.5 million.
The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2006. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2005.

The Company changed its accounting for uncertain tax positions on July 1, 2007 in accordance with a new accounting pronouncement. Among other things, the new standard prescribed the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. On July 1, 2007, the Company increased its liability for uncertain tax benefits by $18.5 million, which resulted in a charge to retained earnings of $1.3 million that was recorded as a cumulative effect adjustment for a change in accounting principle to shareholders’ equity, an increase in goodwill of $10.2 million and an increase in deferred tax assets of $7.8 million.
The recognition and measurement of tax benefits associated with uncertain income tax positions requires the use of judgment and estimates by management, which are inherently subjective. Changes in judgment about uncertain tax positions taken in previous periods may result from new information concerning an uncertain tax position, completion of an audit or the expiration of statutes of limitation. These changes may create volatility in the Company’s effective tax rate in future periods.
A reconciliation of the beginning and ending balance of unrecognized tax benefits at June 30 is as follows (in thousands):

	2010	2009
Unrecognized tax benefits, beginning of year	$22,639	$23,243
Increase in prior year unrecognized tax benefits	51	0
(Decrease) in prior year unrecognized tax benefits	(539)	(520)
Increase in current year unrecognized tax benefits	3,070	692
(Decrease) in unrecognized tax benefits due to settlement	—	—
(Decrease) in unrecognized tax benefits due to the expiration of statutes of limitation	(16,319)	(776)

Unrecognized tax benefits, end of year	$8,902	$22,639

As depicted above, the Company’s liability for uncertain tax positions decreased by $16.3 million during fiscal 2010 due to the expiration of certain statutes of limitation with respect to the 2006 tax year, excluding interest and the indirect benefits associated with state income taxes of $1.6 million. Approximately $7.2 million of the total amount of unrecognized tax benefits at June 30, 2010 would affect the annual effective tax rate if recognized. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $4.3 million within the next twelve months due to the expiration of certain statutes of limitation. The resulting benefit, if recognized, will be a discrete item in the third quarter of fiscal 2011.
The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations, which is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities. The total amount of interest recognized in the statement of operations for fiscal 2010 is $0.2 million, and the total amount of interest that may be recognized in the statement of operations in future years is $0.6 million. No penalties were recognized during fiscal 2010, nor are any accrued on the consolidated balance sheet at June 30, 2010.
12. STOCK-BASED COMPENSATION
Upon completion of the initial public offering in October 2009, the Company recognized $15.2 million of previously deferred stock-based compensation costs due to the removal of certain conditions that existed related to the inability of option holders to obtain fair market value for stock options. The Company recognizes stock-based compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. During fiscal 2010, the Company recognized a total of approximately $21.7 million of stock-based compensation expense, $3.0 million of which was recorded in educational services expense and $18.7 million of which was recorded in general and administrative expense. All of the expense recognized during fiscal 2010 related to time-based options and restricted stock.

Net of estimated forfeitures, the Company had $15.2 million of unrecognized compensation cost relating to time-based stock option and restricted stock awards and $8.7 million of unrecognized compensation cost related to performance-based awards at June 30, 2010.
2006 Stock Option Plan
In fiscal 2007, the Company’s Board of Directors approved the 2006 Plan, which authorized equity awards to be granted for up to approximately 8.3 million shares of the Company’s common stock. Under the Option Plan, certain employees of the Company were granted a combination of time-based and performance-based options to purchase the Company’s common stock.
Under the 2006 Plan, time-based options vest ratably on each anniversary of the date of grant over a service period of five years. Performance-based options vest upon the attainment of specified cash returns on capital invested in the Company by Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”). Time-based and performance-based options also generally vest upon a change in control or realization event, subject to certain conditions, and generally expire ten years from the date of grant.
The Company has yet to recognize compensation expense on the performance-based options, which have elements of both performance and market conditions, because the performance conditions are not probable of being met at June 30, 2010.
Omnibus Long-Term Incentive Plan
In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Approximately 6.4 million shares of common stock have been reserved for issuance under the Omnibus Plan, which may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. Forfeitures of options under the 2006 Plan are added to the shares available for issuance under the Omnibus Plan.
In October 2009, the Company issued 1.4 million of time-based stock options, the details of which are described in the tables below. The Company also issued 22,724 shares of restricted stock, which vest one year from the date of grant, under the Omnibus Plan. These shares of restricted stock were valued at the closing price of a share of the Company’s common stock on the date of grant, which averaged $21.89 per share. At June 30, 2010, there is $0.1 million of unrecognized compensation cost related to restricted stock, all of which will be recognized in the first fiscal quarter of the year ended June 30, 2011.
The Company utilizes the Black-Scholes method to estimate the fair value of time-based options. In order to value performance- and market-based options, the Company uses a Monte Carlo simulation model using the same variable inputs necessary to value options using a Black-Scholes model. The expected option term on the Company’s grants is determined using a simplified method based on the average of the weighted vesting term and the contractual term of the options. Expected volatility is determined using the historical volatility of a seven-company peer group, all of which have publicly traded stock. The risk-free interest rate assumption is determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The forfeiture rate is originally determined using a historical rate based on options activity prior to the Transaction and is trued up to actual experience. Finally, as EDMC does not currently declare dividends and does not intend to do so in the short term, a dividend yield of zero is used.
Below is a summary of the weighted-average assumptions used for time-based options granted during the years ended June 30:

	2010	2009	2008
Weighted average fair value of options	$8.50	$10.19	$9.79
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.2%	43.2%	42.8%
Risk-free interest rate	2.9%	3.2%	3.6%
Expected forfeiture rate	12.4%	12.4%	12.4%
Expected term	6.25 yrs	6.50 yrs	6.50 yrs
Vesting periods	4.00 yrs	5.00 yrs	5.00 yrs

Time-based options granted, exercised and forfeited during fiscal 2010 were as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value (in
	Options	Exercise Price	Term (yrs)	thousands)
Outstanding at June 30, 2009	3,962,365	$12.35
Granted	1,386,310	$18.00
Exercised	(184,226)	$11.29		$1,842
Forfeited	(86,583)	$13.86

Outstanding at June 30, 2010	5,077,866	$13.89	7.15 yrs	$12,146

Exercisable at June 30, 2010	2,467,375	$11.66	6.22 yrs	$8,861

The Company received approximately $2.1 million from option holders in fiscal 2010 from the exercise of stock options, on which the actual tax benefits realized for tax deductions, including excess tax benefits, was $0.7 million.
Below is a summary of the weighted-average assumptions used for performance-based options granted during the years ended June 30, 2009 and 2008. There were no performance-based options granted during fiscal 2010. Also presented below is a rollforward of performance-based option activity during fiscal 2010.

	2009	2008
Weighted average fair value of options	$7.41	$5.10
Expected dividend yield	0.0%	0.0%
Expected volatility	42.8%	39.5%
Risk-free interest rate	2.9%	3.2%
Expected forfeiture rate	12.4%	12.4%
Expected term	4.9 years	3.2 years

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value (in
	Options	Exercise Price	Term (yrs)	thousands)
Outstanding at June 30, 2009	3,850,522	$12.35
Granted	—	—
Exercised	—	—
Forfeited	(479,421)	$11.85

Outstanding at June 30, 2010	3,371,101	$12.42	6.39 yrs	$9,550

Exercisable at June 30, 2010	—	—	—	—

Long Term Incentive Compensation Plan
EDMC’s Board of Directors adopted the LTIC Plan during fiscal 2007. Pursuant to the terms of the LTIC Plan, a bonus pool will be created based on returns to the Principal Shareholders after the occurrence of a realization event, as defined. Out of a total of 1,000,000 units authorized, approximately 710,000 units were outstanding at June 30, 2010. Each unit represents the right to receive a payment based on the value of the bonus pool. Since the performance conditions related to the LTIC units are not probable to occur at June 30, 2010, the Company has not recognized any compensation expense related to these units. The plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan in stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.7 million at June 30, 2010.

13. STOCK REPURCHASE PROGRAM
In June 2010, the Company approved a stock repurchase program under which it may purchase up to $50.0 million of its common stock through June 30, 2011. Under the terms of the program, the Company may make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. The program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. Any repurchases of common stock will be funded from available cash on hand. During the fiscal year ended June 30, 2010, the Company repurchased 123,000 shares of its common stock for $2.2 million under this program.
14. OTHER EMPLOYEE BENEFIT PLANS
The Company sponsors a 401(K) plan that covers substantially all employees. The Company currently matches 100% of employee contributions to the retirement plan for up to 3% of compensation and 50% of employee contributions between 4% and 6% of compensation. Participants vest in the Company’s matching contributions after two years plus 900 hours of service. The provisions of the retirement plan allow forfeitures of unvested balances to be used to reduce the Company’s matching contributions. The Company recorded expense related to the retirement plan of approximately $14.3 million, $12.3 million and $11.6 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.
15. COMMITMENTS AND CONTINGENCIES
As described in Note 6, in August 2008, the Company introduced the Education Finance Loan program with a private lender, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchases loans that are originated by a private lender. As of June 30, 2010 the Company is committed to purchase approximately $15.2 million of loans during fiscal 2011.
The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $167.1 million, $148.3 million and $131.3 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Rent expense includes short-term commitments for student housing of $49.8 million, $50.3 million and $46.7 million during the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.
As of June 30, 2010, the annual minimum future commitments under non-cancelable, long-term operating leases are as follows (in thousands):

2011	$149,461
2012	150,480
2013	149,884
2014	139,899
2015	121,524
Thereafter	427,502

$1,138,750

At June 30, 2010, the Company has provided $15.2 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

In August 2009, a complaint was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Ms. Powell-Kissinger as a defendant. The plaintiffs filed an amended complaint in state court in January 2010 under the name of Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The complaint alleges that, prior to the plaintiffs’ enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation, American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs’ career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remaining lawsuits in the case were stayed pending the resolution of the three arbitrations. The Company believes the claims in this lawsuit and the arbitrations to be without merit and intends to vigorously defend itself.
In March 2010, the same counsel representing the plaintiffs in the Buirkle case filed a complaint in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy University, Education Management LLC and Education Management Corporation. In Adibian, three former students who were enrolled in the Clinical Psychology doctoral program at the Argosy University Dallas campus make similar allegations to those set forth in the Buirkle case and seek unspecified monetary compensatory and punitive damages. A fourth former student in the program had signed a binding arbitration agreement and therefore filed for arbitration rather than joining in the new lawsuit. In August 2010, the three former students withdrew their lawsuit.
On May 6, 2010, a qui tam action captioned Buchanan v. South University Online and Education Management Corporation filed under the False Claims Act in July 2007 was unsealed due to the U.S. Department of Justice’s decision to not intervene in the action at this time. The case, which is pending in the United States District Court for the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the HEA and U.S. Department of Education regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds. The complaint, which was filed by a former admissions representative for the online programs offered by South University, outlines a theory of damages based upon Title IV funding disbursements to the Company over a number of years and asserts the plaintiff is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The Company believes the claims to be without merit and intends to defend this action vigorously.
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

16. RELATED PARTY TRANSACTIONS
In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay annual advisory fees of $5.0 million to the Sponsors. This agreement included customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. Upon the completion of the initial public offering, the Company terminated the agreement with the Sponsors and paid a non-recurring fee of $29.6 million. This has been included in management fees paid to affiliates in the accompanying consolidated statements of operations.
An affiliate of one of the Sponsors participated as one of the joint book-running managers of the initial public offering of the Company’s common stock. This affiliate was paid $5.5 million pursuant to a customary underwriting agreement among the Company and several underwriters. This fee was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as it reduced the net proceeds received from the initial public offering. In addition, the Company paid an affiliate of one of the Sponsors approximately $0.5 million in tender offer fees related to the two debt repurchases that occurred during the fiscal year. These fees were recorded in general and administrative expense in the consolidated statement of operations.
In March 2009, the Company paid $0.3 million to an affiliate of Goldman Sachs Capital Partners in connection with investment banking services provided to the Company for separate amendments to the Company’s senior secured loan facility. Adrian M. Jones and Mick J. Beekhuizen are appointees of Goldman Sachs Capital Partners on EDMC’s Board of Directors under the terms of its amended and restated shareholders agreement.
South University LLC, a wholly-owned subsidiary of the Company, leases facilities under a long-term arrangement from two separate entities owned by John T. South, one of the Company’s executive officers. Total rental payments under these arrangements approximated $1.7 million in fiscal 2010 and $1.6 million in fiscal years 2009 and 2008. These leases were renewed in September 2009 and annual rental payments will be approximately $2.2 million in fiscal 2011.
The Company licenses student information system software from Campus Management Corp (“CMC”), which since February 2008 has been owned by one of the Sponsors. The Company paid licensing, maintenance and consulting fees to CMC of approximately $0.6 million, $3.8 million and $4.5 million in the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The Company also uses PeopleScout, Inc., d/b/a StudentScout, for contact management services when processing some of its inquiries from prospective students. StudentScout is owned by investment funds associated with Leeds Equity Partners. During fiscal 2010, the Company paid servicing fees to StudentScout of approximately $1.4 million.
The Company also does business with several companies affiliated with Providence Equity Partners, one of the Sponsors. The Company purchases personal computers and related equipment from CDW Corporation and its affiliates, the largest of which is CDW Government, Inc. (collectively, “CDW”). During fiscal 2010, 2009 and 2008, the Company purchased approximately $6.7 million, $7.4 million and $1.6 million of equipment from CDW. The Company also paid NexTag, Inc. for marketing lead generation services of approximately $1.6 million, $2.9 million and $0.8 million in fiscal 2010, 2009 and 2008, respectively. The Company also uses Assessment Technologies Institute, LLC for computer software that tests the skills of the Company’s students in various academic fields. During fiscal 2010 and 2009, the Company paid Assessment Technologies Institute, LLC approximately $0.5 and $0.1 million. The Company did not use Assessment Technologies Institute, LLC in fiscal 2008.
In June 2006, Education Management LLC entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this swap are discussed in Note 9.
17. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
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
In November 2009, the Company guaranteed the indebtedness of EM LLC and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the 8.75% senior notes due 2014 and 10.25% senior subordinated notes due 2016.
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”) as of June 30, 2010 and 2009. The results of operations for the fiscal years ended June 30, 2010, 2009 and 2008 and the condensed statements of cash flows for the fiscal years ended June 30, 2010, 2009 and 2008 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”).

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$11,522	$314	$313,403	$—	$325,239	$48,307	$—	$373,546
Restricted cash	387	—	12,455	—	12,842	—	—	12,842
Notes, advances and trade receivables, net	99	90	188,342	—	188,531	6	—	188,537
Inventories	—	182	11,473	—	11,655	—	—	11,655
Other current assets	26,741	576	79,064	—	106,381	—	—	106,381

Total current assets	38,749	1,162	604,737	—	644,648	48,313	—	692,961

Property and equipment, net	64,814	6,956	607,076	—	678,846	—	—	678,846
Intangible assets, net	2,737	65	464,386	—	467,188	—	—	467,188
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,285,257	(76,041)	(1,611,040)	—	(401,824)	401,824	—	—
Other long-term assets	38,474	49,529	5,440	—	93,443	(2)	—	93,441
Investment in subsidiaries	1,883,576	—	—	(1,883,576)	—	1,626,483	(1,626,483)	—

Total assets	$3,320,935	$(18,329)	$2,642,402	$(1,883,576)	$4,061,432	$2,076,618	$(1,626,483)	$4,511,567

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$253	$—	$12,103	$—	$—	$12,103
Accounts payable, accrued and other current liabilities	114,396	4,827	375,641	—	494,864	183	—	495,047

Total current liabilities	126,246	4,827	375,894	—	506,967	183	—	507,150

Long-term debt, less current portion	1,525,807	—	828	—	1,526,635	—	—	1,526,635
Other long-term liabilities	58,397	3,172	158,584	—	220,153	—	—	220,153
Deferred income taxes	(15,998)	(13,393)	210,585	—	181,194	(260)	—	180,934

Total liabilities	1,694,452	(5,394)	745,891	—	2,434,949	(77)	—	2,434,872

Total shareholders’ equity (deficit)	1,626,483	(12,935)	1,896,511	(1,883,576)	1,626,483	2,076,695	(1,626,483)	2,076,695

Total liabilities and shareholders’ equity (deficit)	$3,320,935	$(18,329)	$2,642,402	$(1,883,576)	$4,061,432	$2,076,618	$(1,626,483)	$4,511,567

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$15,789	$481	$305,287	$—	$321,557	$41,761	$—	$363,318
Restricted cash	789	—	9,583	—	10,372	—	—	10,372
Notes, advances and trade receivables, net	172	35	135,738	—	135,945	5	—	135,950
Inventories	—	—	9,355	—	9,355	—	—	9,355
Other current assets	19,056	1,213	55,058	—	75,327	—	—	75,327

Total current assets	35,806	1,729	515,021	—	552,556	41,766	—	594,322

Property and equipment, net	52,190	6,137	522,638	—	580,965	—	—	580,965
Intangible assets, net	3,119	61	468,702	—	471,882	—	—	471,882
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,880,889	(20,819)	(1,859,626)	—	444	(444)	—	—
Other long-term assets	48,447	9,764	734	—	58,945	—		58,945
Investment in subsidiaries	1,590,364	—	—	(1,590,364)	—	1,444,515	(1,444,515)	—

Total assets	$3,618,143	$(3,128)	$2,219,272	$(1,590,364)	$4,243,923	$1,485,837	$(1,444,515)	$4,285,245

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$111,911	$—	$711	$—	$112,622	$—	$—	$112,622
Accounts payable, accrued and other current liabilities	111,694	4,739	291,159	—	407,592	185	—	407,777

Total current liabilities	223,605	4,739	291,870	—	520,214	185	—	520,399

Long-term debt, less current portion	1,874,921	—	1,100	—	1,876,021	—	—	1,876,021
Other long-term liabilities	91,124	4,649	119,817	—	215,590	(1)	—	215,589
Deferred income taxes	(16,022)	72	203,533	—	187,583	—	—	187,583

Total liabilities	2,173,628	9,460	616,320	—	2,799,408	184	—	2,799,592

Total shareholders’ equity (deficit)	1,444,515	(12,588)	1,602,952	(1,590,364)	1,444,515	1,485,653	(1,444,515)	1,485,653

Total liabilities and shareholders’ equity (deficit)	$3,618,143	$(3,128)	$2,219,272	$(1,590,364)	$4,243,923	$1,485,837	$(1,444,515)	$4,285,245

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended June 30, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(3,178)	$2,511,699	$—	$2,508,521	$—	$—	$2,508,521
Costs and expenses:
Educational services	60,658	(684)	1,207,132	—	1,267,106	—	—	1,267,106
General and administrative	(94,146)	(573)	761,682	—	666,963	228	—	667,191
Management fees paid to affiliates	32,055	—	—	—	32,055	—	—	32,055
Depreciation and amortization	18,936	243	104,180	—	123,359	—	—	123,359

Total costs and expenses	17,503	(1,014)	2,072,994	—	2,089,483	228	—	2,089,711

Income (loss) before interest, loss on early retirement of debt and income taxes	(17,503)	(2,164)	438,705	—	419,038	(228)	—	418,810
Interest (income) expense, net	120,309	(1,649)	2,854	—	121,514	(58)	—	121,456
Loss on early retirement of debt	47,207	—	—	—	47,207	—	—	47,207
Equity in earnings of subsidiaries	(293,212)	—	—	293,212	—	(168,596)	168,596	—

Income (loss) before income taxes	108,193	(515)	435,851	(293,212)	250,317	168,426	(168,596)	250,147
Provision for (benefit from) income taxes	(60,403)	(168)	142,292	—	81,721	(80)	—	81,641

Net income (loss)	$168,596	$(347)	$293,559	$(293,212)	$168,596	$168,506	$(168,596)	$168,506

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended June 30, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$4,716	2,006,742	$—	$2,011,458	$—	$—	$2,011,458
Costs and expenses:
Educational services	51,196	3,378	1,013,147	—	1,067,721	3	—	1,067,724
General and administrative	(71,461)	2,975	575,934	—	507,448	227	—	507,675
Management fees paid to affiliates	5,000	—	—	—	5,000	—	—	5,000
Depreciation and amortization	15,540	180	96,569	—	112,289	—	—	112,289

Total costs and expenses	275	6,533	1,685,650	—	1,692,458	230	—	1,692,688

Income (loss) before interest and income taxes	(275)	(1,817)	321,092	—	319,000	(230)	—	318,770
Interest (income) expense, net	150,933	—	2,636	—	153,569	(325)	—	153,244
Equity in earnings of subsidiaries	(199,524)	—	—	199,524	—	(104,243)	104,243	—

Income (loss) before income taxes	48,316	(1,817)	318,456	(199,524)	165,431	104,338	(104,243)	165,526
Provision for (benefit from) income taxes	(55,927)	(672)	117,787	—	61,188	(67)	—	61,121

Net income (loss)	$104,243	$(1,145)	$200,669	$(199,524)	$104,243	$104,405	$(104,243)	$104,405

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended June 30, 2008 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$10,850	1,673,308	$—	$1,684,158	$—	$—	$1,684,158
Costs and expenses:
Educational services	42,506	8,192	850,561	—	901,259	(1)	—	901,258
General and administrative	(52,022)	6,719	459,336	—	414,033	36	—	414,069
Management fees paid to affiliates	5,021	—	—	—	5,021	—	—	5,021
Depreciation and amortization	10,232	—	90,040	—	100,272	—	—	100,272

Total costs and expenses	5,737	14,911	1,399,937	—	1,420,585	35	—	1,420,620

Income (loss) before interest and income taxes	(5,737)	(4,061)	273,371	—	263,573	(35)	—	263,538
Interest (income) expense, net	153,874	—	3,850	—	157,724	(1,366)	—	156,358
Equity in earnings of subsidiaries	(162,275)	—	—	162,275	—	(64,705)	64,705	—

Income (loss) before income taxes	2,664	(4,061)	269,521	(162,275)	105,849	66,036	(64,705)	107,180
Provision for (benefit from) income taxes	(62,041)	(1,579)	104,764	—	41,144	50	—	41,194

Net income (loss)	$64,705	$(2,482)	$164,757	$(162,275)	$64,705	$65,986	$(64,705)	$65,986

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2010 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(85,735)	$(40,919)	$431,407	$304,753	$2,362	$307,115

Cash flows from investing activities:
Expenditures for long-lived assets	(16,783)	(1,801)	(157,198)	(175,782)	—	(175,782)
Other investing activities	—	—	(14,416)	(14,416)	—	(14,416)

Net cash flows used in investing activities	(16,783)	(1,801)	(171,614)	(190,198)	—	(190,198)

Cash flows from financing activities:
Net repayments of debt and other	(493,206)	—	(730)	(493,936)	—	(493,936)
Net proceeds from issuance of common stock, including stock option exercises, net of treasury stock and excess tax benefit from share-based compensation	—	—	—	—	387,494	387,494
Intercompany transactions	591,457	42,553	(250,700)	383,310	(383,310)	—

Net cash flows provided by (used in) financing activities	98,251	42,553	(251,430)	(110,626)	4,184	(106,442)

Effect of exchange rate changes on cash and cash equivalents	—	—	(247)	(247)	—	(247)

Increase (decrease) in cash and cash equivalents	(4,267)	(167)	8,116	3,682	6,546	10,228
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$11,522	$314	$313,403	$325,239	$48,307	$373,546

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2009 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(29,702)	$(6,067)	$328,801	$293,032	$366	$293,398

Cash flows from investing activities:
Expenditures for long-lived assets	(13,539)	(1,592)	(135,582)	(150,713)	—	(150,713)
Other investing activities	—	—	(22,382)	(22,382)	—	(22,382)

Net cash flows used in investing activities	(13,539)	(1,592)	(157,964)	(173,095)	—	(173,095)

Cash flows from financing activities:
Net proceeds from (payments of) debt and other	(32,761)	(1)	(927)	(33,689)	14	(33,675)
Intercompany transactions	89,480	8,006	(97,486)	—	—	—

Net cash flows provided by (used in) financing activities	56,719	8,005	(98,413)	(33,689)	14	(33,675)

Effect of exchange rate changes on cash and cash equivalents	—	—	(718)	(718)	—	(718)

Increase (decrease) in cash and cash equivalents	13,478	346	71,706	85,530	380	85,910
Beginning cash and cash equivalents	2,311	135	233,581	236,027	41,381	277,408

Ending cash and cash equivalents	$15,789	$481	$305,287	$321,557	$41,761	$363,318

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2008 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(25,101)	$(1,985)	$178,383	$151,297	$1,430	$152,727

Cash flows from investing activities:
Expenditures for long-lived assets	(13,865)	(824)	(136,219)	(150,908)	—	(150,908)
Acquisition of subsidiaries, net of cash acquired	(1,947)	—	—	(1,947)	—	(1,947)
Other investing activities	—	—	(4,400)	(4,400)	—	(4,400)

Net cash flows used in investing activities	(15,812)	(824)	(140,619)	(157,255)	—	(157,255)

Cash flows from financing activities:
Net proceeds from (payments of) debt and other	(7,466)	(5)	(1,063)	(8,534)	—	(8,534)
Intercompany transactions	(41,639)	2,825	38,814	—	—	—

Net cash flows provided by (used in) financing activities	(49,105)	2,820	37,751	(8,534)	—	(8,534)

Effect of exchange rate changes on cash and cash equivalents	—	—	(204)	(204)	—	(204)

Increase (decrease) in cash and cash equivalents	(90,018)	11	75,311	(14,696)	1,430	(13,266)
Beginning cash and cash equivalents	92,329	124	158,270	250,723	39,951	290,674

Ending cash and cash equivalents	$2,311	$135	$233,581	$236,027	$41,381	$277,408

18. SUBSEQUENT EVENTS
The U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP”) held two hearings on the for-profit education industry during the Summer of 2010 and plans to hold more in the Fall. The Company received a substantial request for documents from the HELP committee on August 5, 2010 in connection with the hearings and is currently responding to the request. The request seeks information and documents relating to the Company’s use of Federal resources, including how the Company recruits and enrolls students, sets program price or tuition, determines financial aid including private or institutional loans, tracks attendance, handles withdrawal of students and returns of Title IV dollars and manages compliance with the 90/10 Rule. The request also seeks an understanding of the number of students who complete or graduate from programs offered by the Company’s schools, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how the Company tracks and manages the number of students who risk default within the cohort default rate window. In addition, the HELP committee requested that the Government Accountability Office perform an independent study of the for-profit education industry. The study is not anticipated to be available until 2011. Since a significant percentage of the Company’s revenue is derived from Title IV programs, any action by Congress that significantly reduces Title IV program funding or the ability of the Company’s schools or students to participate in Title IV programs would have a material adverse effect on the Company’s business, results of operations and financial condition.
The U.S. Department of Education published Notices of Proposed Rulemaking (“NPRMs”) in the Federal Register on June 18, 2010 and July 26, 2010. The NPRM published by the U.S. Department of Education on July 26, 2010, if promulgated as final regulations consistent with the NPRM, would cause significant changes to the Company’s business by proposing a definition of the term “gainful employment”. Under the HEA, for-profit post-secondary institutions are required to prepare students for “gainful employment” in a recognized profession. The term “gainful employment” is not defined in the HEA and has not been previously defined by regulations adopted by the U.S. Department of Education. Under the NPRM, programs would be considered to lead to gainful employment based on two tests, one of which is based on total debt-to-income ratios and the other of which is based on Title IV loan repayment rates. Programs would be determined to be fully eligible, restricted or ineligible based on the results of the two tests. Additionally, programs would be required to warn students that they may have difficulty repaying loans incurred in connection with attending a program if certain minimum thresholds for both tests are not satisfied. The proposed regulations require a significant amount of data to determine whether a program is fully eligible, restricted or ineligible, some of which such as student indebtedness, principal repayment rates and annual student earnings, is not currently available to the Company. Accordingly, the Company has been unable to project which of its programs would be ineligible, restricted or fully eligible under the proposed regulation due to the unavailability of data. Due to the unavailability of data that is relevant to such determinations, no assurances can be given related to the number of the Company’s programs which would be restricted or ineligible under the regulation as currently proposed. The failure of a material number of the Company’s programs to comply with final eligibility regulations promulgated by the U.S. Department of Education would have a material adverse effect on the Company’s enrollments, revenues and results of operations. In addition, limitations on the number of students eligible to receive Title IV funds in a program and on the introduction or growth of new programs could have a material adverse effect on the Company’s enrollments, revenues and results of operations. Further, the Company could be subject to lawsuits from students if a program is declared ineligible for participation in the Title IV programs or restricted on the number of students eligible to participate based on prior students attending the program. No assurances can be given that the excessive debt warnings we would be required to provide to students will not have a material adverse impact on the Company’s ability to retain or recruit prospective students to the Company’s schools.
On August 11, 2010, a securities class action complaint captioned Gaer v. Education Management Corp., et. al was filed against the Company, certain of its executive officers and directors, and certain underwriters of the Company’s initial public offering. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934 due to allegedly false and misleading statements in connection with the Company’s initial public offering and the Company’s subsequent press releases and filings with the Securities and Exchange Commission. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

SCHEDULE II
EDUCATION MANAGEMENT LLC AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Additions		Balance at
	Beginning	Charged to	Deductions/	End of
	of Period	Expenses	Other	Period

Allowance accounts for:

Year ended June 30, 2008
Uncollectable accounts receivable	$38,002	$42,201	$27,933	$52,270
Estimated future loan losses	1,719	—	—	1,719
Deferred tax asset valuation allowance	19,119	3,358	—	22,477

Year ended June 30, 2009
Uncollectable accounts receivable	$52,270	$67,049	$35,628	$83,691
Estimated future loan losses	1,719	11,284	(1,512)	14,515
Deferred tax asset valuation allowance	22,477	1,066	4,696	18,847

Year ended June 30, 2010
Uncollectable accounts receivable	$83,691	$91,744	$51,193	$124,242
Estimated future loan losses	14,515	28,646	—	43,161
Deferred tax asset valuation allowance	18,847	3,805	—	22,652

SUPPLEMENTAL QUARTERLY INFORMATION (Unaudited)
The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of the Company’s business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The Company’s first fiscal quarter is typically its lowest revenue recognition quarter due to student vacations.
The following table sets forth our quarterly results for fiscal years ended June 30, 2010, 2009, and 2008.

	Quarter Ended
Fiscal 2008	September 30	December 31	March 31	June 30
Net revenues	$361,333	$445,311	$461,164	$416,350
Income before interest and income taxes	31,291	95,024	91,615	45,608
Income (loss) before income taxes	(9,049)	55,565	52,576	8,088
Net income (loss)	(5,559)	34,047	31,393	6,105

	Quarter Ended
Fiscal 2009	September 30	December 31	March 31	June 30
Net revenues	$434,228	$522,218	$535,438	$519,574
Income before interest and income taxes	32,754	107,160	107,589	71,267
Income (loss) before income taxes	(5,405)	66,705	70,189	34,037
Net income (loss)	(3,302)	42,301	44,127	21,279

	Quarter Ended
Fiscal 2010	September 30	December 31	March 31	June 30
Net revenues	$534,399	$655,469	$667,896	$650,757
Income before interest, loss on early retirement of debt and income taxes	61,752	109,692	139,630	107,736
Income before income taxes	25,423	34,540	109,252	80,932
Net income	15,762	20,274	84,570	47,900

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and participation of its management, which include the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Effective controls are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by Ernst and Young, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this Form 10-K.
Changes in Internal Controls Over Financial Reporting.
There were no changes that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be contained in the Proxy Statement under the captions “Nominees as Directors for Terms Expiring at the 2011 Annual Meeting of Shareholders,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors” and “Code of Business Ethics and Conduct” and is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this Item will be contained in the Proxy Statement under the captions “Compensation of Executive Officers,” “Directors’ Compensation,” “Compensation Committee Interlocks and Insider Participants” and “Employment Agreements” and is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be contained in the Proxy Statement under the captions “Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be contained in the Proxy Statement under the captions “Certain Transactions” and “Nominees as Directors for Terms Expiring at the 2011 Annual Meeting of Shareholders” and is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be contained in the Proxy Statement under the caption “Relationship With Independent Auditors” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.	Financial Statements.

Reference is made to Item 8 herein.

(a)2.	Financial Statement Schedules.

Reference is made to Item 8 herein.

(a)3.	Exhibits

Reference is made to the Index on Page 131.
Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 1, 2010	EDUCATION MANAGEMENT CORPORATION
/s/ Edward H. West
Edward H. West
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd S. Nelson	Chief Executive Officer and Director	September 1, 2010
Todd S. Nelson	(Principal Executive Officer)

/s/ Randall J. Killeen	Vice President, Controller and Chief	September 1, 2010
Randall J. Killeen	Accounting Officer

/s/ Edward H. West	President and Chief Financial Officer	September 1, 2010
Edward H. West	(Principal Financial Officer)

/s/ John R. McKernan, Jr.	Chairman of the Board of Directors	August 31, 2010
John R. McKernan, Jr.

/s/ Mick J. Beekhuizen	Director	August 31, 2010
Mick J. Beekhuizen

/s/ Samuel C. Cowley	Director	August 31, 2010
Samuel C. Cowley

/s/ Adrian M. Jones	Director	August 31, 2010
Adrian M. Jones

/s/ Jeffrey T. Leeds	Director	August 31, 2010
Jeffrey T. Leeds

/s/ Leo F. Mullin	Director	August 31, 2010
Leo F. Mullin

/s/ Michael K. Powell	Director	August 31, 2010
Michael K. Powell

/s/ Paul J. Salem	Director	August 31, 2010
Paul J. Salem

/s/ Peter O. Wilde	Director	August 31, 2010
Peter O. Wilde

Exhibit Index

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

3.2		Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

4.2
Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 83/4% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

4.3		Form of 83/4% Senior Note due 2014 (included as part of Exhibit 4.2)

4.4
Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 101/4% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

4.5		Form of 101/4% Senior Subordinated Note due 2016 (included as part of Exhibit 4.4)

10.1
Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.2
First Amendment to Amended and Restated Credit and Guaranty Agreement dated March 23, 2009 by and among Education Management LLC, Education Management Holdings, LLC, Goldman Sachs Lending Partners LLC, J.P. Morgan Securities Inc. and BNP Paribas Securities Corp., as auction managers, BNP Paribas, as Administrative Agent and Issuing Bank, the guarantors listed on the signature papers thereto and the lenders listed on the signature papers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management LLC filed on March 26, 2009)

10.3	**
Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.4	**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.5	**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stacey R. Sauchuk (incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.6	**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.7	**
Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.8	**
Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (incorporated by reference Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on April 5, 2007)

10.9	**
Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and John R,. McKernan, Jr. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.10	**
Letter Agreement, dated February 13, 2007, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.11	**
Letter Agreement, dated June 28, 2007, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on July 5, 2007)

10.12	**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stephen J. Weiss (incorporated by reference to Exhibit 10.06 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.13	**
Waiver and Release of Claims, dated July 10, 2009, among Stephen J. Weiss, Education Management LLC and Education Management Corporation (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Education Management LLC for its fiscal year ended June 30, 2009)

10.14	**
Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.15	**	Form of Executive Time—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.16	**	Form of Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.08 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.17	**	Fiscal 2007 Management Incentive Stock Option Plan (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K filed of Education Management LLC on December 11, 2006)

10.18	**
EDMC Stock Option Plan, effective August 1, 2006, as amended (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605)), amendments filed as Exhibit 10.01 to the Current Report on Form 8- K of Education Management LLC filed on March 15, 2007, Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on April 5, 2007 and Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on July 5, 2007)

10.19	**
Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on December 29, 2006)

10.20	**	Education Management Corporation Long-Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on March 2, 2007)

10.21
Shareholders’ Agreement, dated as of October 7, 2009, by and among Education Management Corporation and each of the Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.22	**
Education Management Corporation Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.23	**	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.24	**
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.25
Registration Rights Agreement, dated as of June 1, 2006, by and among EM Acquisition Corporation, GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V GmbH & Co. KG, GS Capital Partners V Institutional, L.P., Providence Equity Partners V L.P., Providence Equity Partners V-A L.P., Providence Equity Partners IV L.P., Providence Equity Operating Partners IV L.P. and the other shareholders that are signatory thereto (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.26		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.27
Joinder Agreement, dated as of August 25, 2009, by and among each Joinder Lender listed therein, each Issuing Bank listed therein, Education Management LLC, Education Management Holdings LLC, the guarantors listed therein and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.28	* **	Employment Agreement, dated as of June 25, 2007, between Education Management LLC and Robert A. Carroll.

10.29	* **	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and J. Devitt Kramer.

10.30	* **	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Danny Finuf.

10.31	* **	Employment Agreement, dated as of October 22, 2007, between Education Management LLC and Craig Swenson.

10.32	* **	Employment Agreement, dated as of August 11, 2009, between Education Management LLC and John R. Kline.

10.33	* **	Employment Agreement, dated as of April 23, 2007, between Education Management LLC and Roberta Troike.

12.1	*	Statement re computation of ratios

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-148259))

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith. All other exhibits were previously filed.

**	Management contract or compensatory plan or arrengement.