Form 10-Q
period 2010-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2010-11-09
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Registrant’s telephone number, including area code: (412) 562-0900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of November 8, 2010, 140,348,479 shares of the registrant’s common stock were outstanding.

INDEX

PAGE

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS	2

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4 — CONTROLS AND PROCEDURES	33

PART II — OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	34

ITEM 1A RISK FACTORS	34

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 3 DEFAULTS UPON SENIOR SECURITIES	34

ITEM 4 REMOVED AND RESERVED	34

ITEM 5 OTHER INFORMATION	34

ITEM 6 — EXHIBITS	34

SIGNATURES	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,	September 30,
	2010	2010	2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$530,464	$373,546	$422,867
Restricted cash	21,228	12,842	39,187

Total cash, cash equivalents and restricted cash	551,692	386,388	462,054
Student receivables, net of allowances of $149,294, $124,242 and $95,461	152,885	167,857	109,854
Notes, advances and other receivables	38,694	20,680	24,006
Inventories	14,149	11,655	14,090
Deferred income taxes	65,410	65,410	45,164
Other current assets	49,124	40,971	36,399

Total current assets	871,954	692,961	691,567
Property and equipment, net (Note 4)	678,304	678,846	593,894
Other long-term assets (Note 6)	98,317	93,441	64,361
Intangible assets, net (Note 5)	465,990	467,188	470,783
Goodwill (Note 5)	2,579,131	2,579,131	2,579,131

Total assets	$4,693,696	$4,511,567	$4,399,736

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,103	$12,490
Accounts payable	53,206	71,211	43,695
Accrued liabilities (Note 7)	167,258	178,085	167,883
Accrued income taxes	23,503	17,851	9,767
Unearned tuition	174,825	155,746	143,735
Advance payments	234,583	72,154	237,310
Interest rate swap liability (Note 9)	27,603	—	—

Total current liabilities	693,054	507,150	614,880
Long-term debt, less current portion (Note 8)	1,523,626	1,526,635	1,872,951
Deferred income taxes	180,906	180,934	185,005
Deferred rent	178,594	165,808	128,357
Other long-term liabilities	23,647	54,345	95,600
Shareholders’ equity:
Common stock, at par	1,429	1,429	1,198
Additional paid-in capital	1,751,941	1,749,456	1,338,316
Treasury stock	(28,279)	(2,207)	—
Retained earnings	386,721	350,273	197,529
Accumulated other comprehensive loss	(17,943)	(22,256)	(34,100)

Total shareholders’ equity	2,093,869	2,076,695	1,502,943

Total liabilities and shareholders’ equity	$4,693,696	$4,511,567	$4,399,736

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENTCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share amounts)

	For the Three Months
	Ended September 30,
	2010	2009
Net revenues	$666,032	$534,399
Costs and expenses:
Educational services	357,540	295,713
General and administrative	186,770	146,857
Management fees paid to affiliates	—	1,250
Depreciation and amortization	35,051	28,827

Total costs and expenses	579,361	472,647

Income before interest and income taxes	86,671	61,752
Interest expense, net	27,451	36,329

Income before income taxes	59,220	25,423
Provision for income taxes	22,772	9,661

Net income	$36,448	$15,762

Earnings per share: (Note 2)
Basic	$0.26	$0.13
Diluted	$0.25	$0.13
Weighted average number of shares outstanding: (Note 2)
Basic	142,443	119,770
Diluted	142,939	119,770
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$36,448	$15,762
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	33,054	26,420
Amortization of intangible assets	1,997	2,407
Bad debt expense	36,531	23,179
Amortization of debt issuance costs	2,001	2,033
Share-based compensation	2,234	—
Non cash adjustments related to deferred rent	(164)	914
Changes in assets and liabilities:
Restricted cash	(8,386)	(28,815)
Receivables	(38,260)	(17,611)
Reimbursements for tenant improvements	6,685	3,232
Inventories	(2,502)	(4,714)
Other assets	(7,681)	(4,201)
Purchase of private loans	(6,551)	(7,918)
Accounts payable	(4,232)	(1,760)
Accrued liabilities	(1,575)	(3,373)
Unearned tuition	19,079	24,994
Advance payments	162,308	170,034

Total adjustments	194,538	184,821

Net cash flows provided by operating activities	230,986	200,583

Cash flows from investing activities:
Expenditures for long-lived assets	(38,635)	(33,238)
Reimbursements for tenant improvements	(6,685)	(3,232)

Net cash flows used in investing activities	(45,320)	(36,470)

Cash flows from financing activities:
Payments under revolving credit facility	—	(100,000)
Issuance of common stock	251	—
Common stock repurchased for treasury	(26,072)	—
Principal payments on long-term debt	(3,036)	(3,202)
Debt issuance costs	—	(1,320)

Net cash flows used in financing activities	(28,857)	(104,522)

Effect of exchange rate changes on cash and cash equivalents	109	(42)

Net change in cash and cash equivalents	156,918	59,549
Cash and cash equivalents, beginning of period	373,546	363,318

Cash and cash equivalents, end of period	$530,464	$422,867

Cash paid during the period for:
Interest (including swap settlement)	$17,624	$15,592
Income taxes	19,052	7,161
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
	Common	Additional			Other
	Stock at	Paid-in	Treasury	Retained	Comprehensive
	Par Value (c)	Capital	Stock (c)	Earnings	Loss		Total
Balance at June 30, 2009	$1,198	$1,338,316	$—	$181,767	$(35,628)		$1,485,653

Issuance of common stock	231	389,210	—	—	—		389,441
Share-based compensation	—	21,670	—	—	—		21,670
Excess tax benefit from share-based compensation	—	260	—	—	—		260
Common stock repurchased for treasury	—	—	(2,207)	—	—		(2,207)

Comprehensive income:
Net income	—	—	—	168,506	—		168,506
Foreign currency translation	—	—	—	—	458		458
Unrealized gain on interest rate swaps, net of tax expense of $7,575	—	—	—	—	12,914		12,914

Comprehensive income (a)							181,878

Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256	)(b)	$2,076,695

Issuance of common stock	—	251	—	—	—		251
Share-based compensation	—	2,234	—	—	—		2,234
Common stock repurchased for treasury	—	—	(26,072)	—	—		(26,072)

Comprehensive income:
Net income	—	—	—	36,448	—		36,448
Foreign currency translation	—	—	—	—	343		343
Unrealized gain on interest rate swaps, net of tax expense of $2,359	—	—	—	—	3,970		3,970

Comprehensive income							40,761

Balance at September 30, 2010	$1,429	$1,751,941	$(28,279)	$386,721	$(17,943	)(b)	$2,093,869

(a)	During the three months ended September 30, 2009, other comprehensive income consisted of a $0.9 million unrealized gain on interest rate swaps, net of tax expense, and a $0.6 million foreign currency translation gain.

(b)	The balance in accumulated other comprehensive loss at September 30, 2010, June 30, 2010 and September 30, 2009 is comprised of $17.3 million, $21.4 million and $33.3 million of unrealized losses on interest rate swaps, net of tax benefit, respectively and $0.6 million, $0.9 million and $0.8 million of cumulative foreign currency translation losses, respectively.

(c)	There were 600,000,000 authorized shares of par value $0.01 common stock at September 30, 2010, June 30, 2010 and September 30, 2009. Common stock of 119,770,277 shares was issued and outstanding at September 30, 2009. Common stock and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Outstanding
Balance at June 30, 2009	—	119,770,277
Repurchased for treasury	123,000	(123,000)
Public offering	—	23,000,000
Issued for stock-based compensation plans	—	205,141

Balance at June 30, 2010	123,000	142,852,418
Repurchased for treasury	2,535,572	(2,535,572)
Issued for stock-based compensation plans	—	21,972

Balance at September 30, 2010	2,658,572	140,338,818

The accompanying notes are an integral part of these consolidated financial statements.

1. BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation and its subsidiaries (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2010 and 2009, and the statements of operations and of cash flows for the three months ended September 30, 2010 and 2009. The statements of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2010 has been derived from the consolidated audited balance sheet included in the Annual Report on Form 10-K.
Nature of operations
The Company is among the largest providers of post-secondary education in North America, with approximately 158,300 enrolled students as of October 2010. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The Company offers academic programs to its students through campus-based and online instruction, or through a combination of both. The Company is committed to offering quality academic programs and continuously strives to improve the learning experience for its students. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.
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
The acquisition of the Company was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of senior notes due 2014 and senior subordinated notes due 2016 (collectively, the “Notes”).
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
Reclassifications
Certain reclassifications of September 30, 2009 data have been made to conform to the September 30, 2010 presentation.
2. EARNINGS PER SHARE
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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months
	Ended September 30,
	2010	2009
Net income	$36,448	$15,762

Weighted average number of shares outstanding:
Basic	142,443	119,770
Effect of stock-based awards	496	—

Diluted	142,939	119,770

Earnings per share:
Basic	$0.26	$0.13
Diluted	$0.25	$0.13
Because certain performance and market conditions have not been met with respect to the Company’s performance-based options, as further described in Note 3, the Company has determined these options to be contingently issuable at September 30, 2010 and has excluded these options from the computation of diluted EPS in the quarter ended September 30, 2010. Additionally, time-based options to purchase 4.1 million shares of common stock were outstanding for the quarter ended September 30, 2010 but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. As a result, time-based options that have a dilutive effect were the only options included in the diluted EPS calculation for the quarter ended September 30, 2010.
At September 30, 2009 all stock options were contingently issuable due to the existence of certain conditions precluding option holders from receiving fair value for an exercised option. As a result, no options were included in the computation of diluted EPS in the quarter ended September 30, 2009.

3. SHARE-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM
Share-Based Compensation
In August 2006, the Company’s Board of Directors approved the 2006 Stock Option Plan (the “2006 Plan”) for executive management and key personnel. Under the 2006 Plan, certain of the Company’s employees were granted a combination of time-based and performance-based options to purchase the Company’s common stock. In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Under the Omnibus Plan, the Company may issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.
Upon completion of the initial public offering in October 2009 certain conditions were removed that related to the inability of option holders to obtain fair market value for time-based stock options granted under the 2006 Plan. The Company also granted stock options and restricted stock under the Omnibus Plan in connection with the initial public offering. The Company recognized $2.2 million of share-based compensation expense related to outstanding stock options and restricted stock during the quarter ended September 30, 2010 related to its time-based option grants. The Company did not recognize any compensation cost in the quarter ended September 30, 2009. Stock option exercises during the quarter ended September 30, 2010 were not significant.
The Company continues to defer compensation expense on performance-based options granted under the 2006 Plan, which have elements of both performance and market conditions, because the performance conditions are not probable of being met at September 30, 2010.
On September 30, 2010, the Company granted 2.4 million time-based stock options, which vest over a four year period and have an exercise price of $14.68 per share, under the Omnibus Plan. Using key assumptions of 44% for stock price volatility and 6.25 years for expected option term, these options had an estimated fair value of $6.66 per option using the Black-Scholes method of estimating fair value.
Net of estimated forfeitures, the Company had $28.7 million of unrecognized compensation cost relating to time-based stock options and $8.7 million of unrecognized compensation cost related to performance-based awards at September 30, 2010.
Long Term Incentive Compensation Plan
In fiscal 2007, the Company adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners, in connection with a change in control of the Company. Out of a total of 1,000,000 units authorized, approximately 698,000 units were outstanding under the LTIC Plan at September 30, 2010. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan in stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.6 million at September 30, 2010.
Stock Repurchase Program
In June 2010, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to $50.0 million of its common stock through June 30, 2011. Under the terms of the program, the Company may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the quarter ended September 30, 2010, the Company repurchased 2.5 million shares of its common stock for $26.1 million under this program. At September 30, 2010, approximately $21.7 million remains available under this program for stock repurchases.

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

	September 30,	June 30,	September 30,
Asset Class	2010	2010	2009
Land	$17,637	$17,655	$17,813
Buildings and improvements	75,197	74,764	74,450
Leasehold improvements and capitalized lease costs	460,049	446,992	355,543
Furniture and equipment	132,488	128,411	100,856
Technology and other equipment	232,680	226,587	181,397
Software	57,982	56,350	46,564
Library books	36,009	35,051	31,087
Construction in progress	35,838	29,850	48,229

Total	1,047,880	1,015,660	855,939
Less accumulated depreciation	(369,576)	(336,814)	(262,045)

Property and equipment, net	$678,304	$678,846	$593,894

Depreciation and amortization of property and equipment was $33.1 million and $26.4 million, respectively, for the three months ended September 30, 2010 and 2009.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. Goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its tangible and identifiable intangible net assets. This is evidenced by the excess of the amount paid to acquire the Company over the values of these respective net assets.
The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each fiscal year. During interim periods, the Company reviews forecasts, its market capitalization, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the quarter ended September 30, 2010, the Company identified no such triggering events, and as a result, no impairments were recorded.

Intangible Assets
Intangible assets consisted of the following amounts (in thousands):

	September 30, 2010		June 30, 2010		September 30, 2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Tradename-Argosy University	3,000	(1,444)	3,000	(1,361)	3,000	(1,111)
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	32,743	(19,684)	31,948	(18,412)	29,258	(14,802)
Student contracts, applications and relationships	39,511	(34,326)	39,511	(34,048)	39,511	(32,881)
Favorable leases	16,419	(12,408)	16,403	(12,032)	16,400	(10,771)

Total intangible assets	$533,852	$(67,862)	$533,041	$(65,853)	$530,348	$(59,565)

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
Amortization of intangible assets for the three months ended September 30, 2010 and 2009 was $2.0 million and $2.4 million, respectively.
Total estimated amortization on the Company’s existing intangible assets at September 30, 2010 for each of the years ending June 30, 2011 through 2015 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2011 (remainder)	$6,298
2012	7,351
2013	5,004
2014	3,236
2015	1,003
Thereafter	919

6. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following amounts (in thousands):

	September 30,	June 30,	September 30,
	2010	2010	2009
Private loans, net	$54,399	$49,529	$9,798
Deferred financing fees	23,535	25,536	36,129
Other	20,383	18,376	18,434

Total other long-term assets	$98,317	$93,441	$64,361

In August 2008, the Company introduced the Education Finance Loan program with a private lender, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchases loans that are originated by a private lender. The Company does not anticipate awarding aid under the Education Finance Loan program in fiscal 2011 to students who had not previously received aid under the program.
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
At September 30, 2010, the total allowance recorded in private loans, net was $38.2 million, and the total allowance recorded in other long-term liabilities was $4.5 million. These estimates represent a projected default rate based on information received from a private loan provider that includes historical default rate data for former students that attended the Company’s institutions. This data was analyzed to apply projected default rates by credit score and was supplemented by a consideration of current economic factors.
As of September 30, 2010, the Company is committed to purchase approximately $19.1 million of loans during the remainder of fiscal 2011.
7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	September 30,	June 30,	September 30,
	2010	2010	2009
Payroll and related taxes	$44,753	$67,803	$39,821
Capital expenditures	10,306	10,020	18,945
Advertising	31,802	32,474	28,893
Interest	21,816	12,732	33,192
Benefits	11,335	12,014	9,411
Other	47,246	43,042	37,621

Total accrued liabilities	$167,258	$178,085	$167,883

In March 2010, the Company implemented a corporate services restructuring plan to improve operational efficiencies by realigning functions between corporate services and the Company’s education systems. Unpaid amounts were recorded in accrued liabilities on the accompanying consolidated balance sheet and primarily relate to severance and benefit payments that will be made to terminated employees through the end of fiscal 2011. At September 30, 2010, there was $3.3 million that remains in accrued liabilities related to these future severance payments.

8. SHORT-TERM AND LONG-TERM DEBT
Short-Term Debt:
EM LLC had no borrowings under its $442.5 million credit facility at September 30, 2010, June 30, 2010 or September 30, 2009. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.
EM LLC had outstanding letters of credit of $287.3 million at September 30, 2010. The U.S. Department of Education requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit was $259.8 million at September 30, 2010 and is set at 10% of projected Title IV aid to be received by students attending the Company’s institutions in fiscal 2011. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program, which is described in Note 6. The outstanding letters of credit reduced the amount available for borrowings under the revolving credit facility to $155.2 million at September 30, 2010.
Long-Term Debt:
The Company’s long-term debt consisted of the following amounts (in thousands):

	September 30,	June 30,	September 30,
	2010	2010	2009
Senior secured term loan facility, due 2013	$1,112,015	$1,114,977	$1,123,865
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	47,680	47,680	385,000
Other	1,007	1,081	1,576

Total long-term debt	1,535,702	1,538,738	1,885,441
Less current portion	12,076	12,103	12,490

Total long-term debt, less current portion	$1,523,626	$1,526,635	$1,872,951

The interest rate on the senior secured term loan facility, which equals three-month LIBOR plus a margin spread of 1.75%, was 2.1% at September 30, 2010, 2.3% at June 30, 2010 and 2.1% at September 30, 2009.
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

9. DERIVATIVE INSTRUMENTS
EM LLC utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term loan facility. Currently, EM LLC has two five-year interest rate swaps outstanding through July 1, 2011, each for a notional amount of $375.0 million. The interest rate swaps effectively convert a portion of the variable interest rate on the senior secured term loan to a fixed rate. EM LLC receives payments based on the three-month LIBOR and makes payments based on a fixed rate of 5.4%.
The fair value of the interest rate swaps was $27.6 million at September 30, 2010, which was recorded as part of current liabilities on the consolidated balance sheet since the agreements mature within one year. The fair value of the interest rate swaps was $33.9 million and $53.0 million at June 30, 2010 and September 30, 2009, respectively, which was recorded in other long-term liabilities on the consolidated balance sheets. The Company recorded an unrealized after-tax gain of $4.0 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, in other comprehensive income related to the change in market value of the swap agreements. Additionally, at September 30, 2010, there was a cumulative unrealized loss of $17.3 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements. During the three months ended September 30, 2010, the Company reclassified $5.7 million from accumulated other comprehensive loss to the consolidated statement of operations, all of which was paid due to normal quarterly settlements of the interest rate swaps. Over the next twelve months, the Company estimates approximately $17.3 million will be reclassified to the consolidated statement of operations based on current interest rates and underlying debt obligations at September 30, 2010.
The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable, including obtaining quotes from counterparties, which are based on three-month LIBOR forward curves, and assessing non-performance risk based upon published market data.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	September 30, 2010		June 30, 2010		September 30, 2009
	Carrying		Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Value	Fair Value
Variable rate debt	$1,112,015	$1,011,934	$1,114,977	$1,036,929	$1,123,865	$1,073,291
Fixed rate debt	423,687	423,155	423,761	426,979	761,576	825,345

Total debt	$1,535,702	$1,435,089	$1,538,738	$1,463,908	$1,885,441	$1,898,636
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. The fair value of the private loans the Company purchased from the originating bank also approximates their carrying value, which the Company has estimated in its allowance for loan losses reserve. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9. The fair values of the Company’s debt instruments are generally determined based on each instrument’s trading value at the dates presented.

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
The Company’s effective tax rate was 38.5% for the quarter ended September 30, 2010 and 38.0% for the quarter ended September 30, 2009. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2010.
12. CONTINGENCIES
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
On May 6, 2010, a qui tam action captioned Buchanan v. South University Online and Education Management Corporation filed under the False Claims Act in July 2007 was unsealed due to the U.S. Department of Justice’s decision to not intervene in the action at this time. The case, which is pending in the United States District Court for the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (the “HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds. The complaint, which was filed by a former admissions representative for the online programs offered by South University, outlines a theory of damages based upon Title IV funding disbursements to the Company over a number of years and asserts the plaintiff is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The Company believes the claims to be without merit and intends to defend this action vigorously.
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
13. RELATED PARTY TRANSACTIONS
In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay annual advisory fees of $5.0 million to the Sponsors. This agreement included customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. The accompanying consolidated statement of operations for the quarter ended September 30, 2009 contains $1.2 million in management fees paid to affiliates. Upon the completion of the initial public offering, the Company terminated the agreement for a payment of $29.6 million to the Sponsors..
In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this agreement are discussed in Note 9.
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

In November 2009, Education Management Corporation (“EDMC”) guaranteed the indebtedness of EM LLC and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the 8.75% senior notes due 2014 and 10.25% senior subordinated notes due 2016.
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of September 30, 2010, June 30, 2010 and September 30, 2009. The results of operations and of condensed cash flows for the quarters ended September 30, 2010 and 2009 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$364,815	$1,387	$115,077	$—	$481,279	$49,185	$—	$530,464
Restricted cash	621	—	20,607	—	21,228	—	—	21,228
Student and other receivables, net	3,033	81	188,461	—	191,575	4	—	191,579
Inventories	(589)	104	14,634	—	14,149	—	—	14,149
Other current assets	29,408	577	84,549	—	114,534	—	—	114,534

Total current assets	397,288	2,149	423,328	—	822,765	49,189	—	871,954

Property and equipment, net	62,736	7,145	608,423	—	678,304	—	—	678,304
Intangible assets, net	2,653	59	463,278	—	465,990	—	—	465,990
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	941,752	(82,411)	(1,236,475)	—	(377,134)	377,134	—	—
Other long-term assets	38,132	54,399	5,787	—	98,318	(1)	—	98,317
Investment in subsidiaries	1,938,225	—	—	(1,938,225)	—	1,667,287	(1,667,287)	—

Total assets	$3,388,114	$(18,659)	$2,836,144	$(1,938,225)	$4,267,374	$2,093,609	$(1,667,287)	$4,693,696

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	147,091	4,140	529,747	—	680,978	—	—	680,978

Total current liabilities	158,941	4,140	529,973	—	693,054	—	—	693,054

Long-term debt, less current portion	1,522,845	—	781	—	1,523,626	—	—	1,523,626
Other long-term liabilities	53,617	4,649	143,975	—	202,241	—	—	202,241
Deferred income taxes	(14,576)	(14,652)	210,394	—	181,166	(260)	—	180,906

Total liabilities	1,720,827	(5,863)	885,123	—	2,600,087	(260)	—	2,599,827

Total shareholders’ equity (deficit)	1,667,287	(12,796)	1,951,021	(1,938,225)	1,667,287	2,093,869	(1,667,287)	2,093,869

Total liabilities and shareholders’ equity (deficit)	$3,388,114	$(18,659)	$2,836,144	$(1,938,225)	$4,267,374	$2,093,609	$(1,667,287)	$4,693,696

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$11,522	$314	$313,403	$—	$325,239	$48,307	$—	$373,546
Restricted cash	387	—	12,455	—	12,842	—	—	12,842
Student and other receivables, net	99	90	188,342	—	188,531	6	—	188,537
Inventories	—	182	11,473	—	11,655	—	—	11,655
Other current assets	26,741	576	79,064	—	106,381	—	—	106,381

Total current assets	38,749	1,162	604,737	—	644,648	48,313	—	692,961

Property and equipment, net	64,814	6,956	607,076	—	678,846	—	—	678,846
Intangible assets, net	2,737	65	464,386	—	467,188	—	—	467,188
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,285,257	(76,041)	(1,611,040)	—	(401,824)	401,824	—	—
Other long-term assets	38,474	49,529	5,440	—	93,443	(2)	—	93,441
Investment in subsidiaries	1,883,576	—	—	(1,883,576)	—	1,626,483	(1,626,483)	—

Total assets	$3,320,935	$(18,329)	$2,642,402	$(1,883,576)	$4,061,432	$2,076,618	$(1,626,483)	$4,511,567

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$253	$—	$12,103	$—	$—	$12,103
Other current liabilities	114,396	4,827	375,641	—	494,864	183	—	495,047

Total current liabilities	126,246	4,827	375,894	—	506,967	183	—	507,150

Long-term debt, less current portion	1,525,807	—	828	—	1,526,635	—	—	1,526,635
Other long-term liabilities	58,397	3,172	158,584	—	220,153	—	—	220,153
Deferred income taxes	(15,998)	(13,393)	210,585	—	181,194	(260)	—	180,934

Total liabilities	1,694,452	(5,394)	745,891	—	2,434,949	(77)	—	2,434,872

Total shareholders’ equity (deficit)	1,626,483	(12,935)	1,896,511	(1,883,576)	1,626,483	2,076,695	(1,626,483)	2,076,695

Total liabilities and shareholders’ equity (deficit)	$3,320,935	$(18,329)	$2,642,402	$(1,883,576)	$4,061,432	$2,076,618	$(1,626,483)	$4,511,567

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$364,623	$1,119	$15,353	$—	$381,095	$41,772	$—	$422,867
Restricted cash	740	—	38,447	—	39,187	—	—	39,187
Student and other receivables, net	76	70	133,711	—	133,857	3	—	133,860
Inventories	—	—	14,090	—	14,090	—	—	14,090
Other current assets	24,273	881	56,409	—	81,563	—	—	81,563

Total current assets	389,712	2,070	258,010	—	649,792	41,775	—	691,567

Property and equipment, net	49,410	6,526	537,958	—	593,894	—	—	593,894
Intangible assets, net	3,044	70	467,669	—	470,783	—	—	470,783
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,418,143	(26,225)	(1,391,918)	—	—	—	—
Other long-term assets	49,149	9,814	5,880	—	64,843	(482)	—	64,361
Investment in subsidiaries	1,625,183	—	—	(1,625,183)	—	1,461,834	(1,461,834)	—

Total assets	$3,541,969	$(7,745)	$2,449,402	$(1,625,183)	$4,358,443	$1,503,127	$(1,461,834)	$4,399,736

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,912	$—	$578	$—	$12,490	$—	$—	$12,490
Other current liabilities	119,954	2,489	479,763	—	602,206	184	—	602,390

Total current liabilities	131,866	2,489	480,341	—	614,696	184	—	614,880

Long-term debt, less current portion	1,871,958	—	993	—	1,872,951	—	—	1,872,951
Other long-term liabilities	91,964	8,259	123,734	—	223,957	—	—	223,957
Deferred income taxes	(15,653)	(5,986)	206,644	—	185,005	—	—	185,005

Total liabilities	2,080,135	4,762	811,712	—	2,896,609	184	—	2,896,793

Total shareholders’ equity (deficit)	1,461,834	(12,507)	1,637,690	(1,625,183)	1,461,834	1,502,943	(1,461,834)	1,502,943

Total liabilities and shareholders’ equity (deficit)	$3,541,969	$(7,745)	$2,449,402	$(1,625,183)	$4,358,443	$1,503,127	$(1,461,834)	$4,399,736

CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended September 30, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$1,151	$664,881	$—	$666,032	$—	$—	$666,032
Costs and expenses:
Educational services	15,806	2,056	339,678	—	357,540	—	—	357,540
General and administrative	(19,938)	(102)	206,753	—	186,713	57	—	186,770
Depreciation and amortization	5,660	81	29,310	—	35,051	—	—	35,051

Total costs and expenses	1,528	2,035	575,741	—	579,304	57	—	579,361

Income (loss) before interest and income taxes	(1,528)	(884)	89,140	—	86,728	(57)	—	86,671
Interest (income) expense, net	27,961	(1,109)	613	—	27,465	(14)	—	27,451
Equity in earnings of subsidiaries	(54,649)	—	—	54,649	—	(36,491)	36,491	—

Income before income taxes	25,160	225	88,527	(54,649)	59,263	36,448	(36,491)	59,220
Provision for (benefit from) income taxes	(11,331)	86	34,017	—	22,772	—	—	22,772

Net income	$36,491	$139	$54,510	$(54,649)	$36,491	$36,448	$(36,491)	$36,448

CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended September 30, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(205)	534,604	$—	$534,399	$—	$—	$534,399
Costs and expenses:
Educational services	8,973	(526)	287,266	—	295,713	—	—	295,713
General and administrative	(19,811)	420	166,192	—	146,801	56	—	146,857
Management fees paid to affiliates	1,250	—	—	—	1,250	—	—	1,250
Depreciation and amortization	4,453	63	24,311	—	28,827	—	—	28,827

Total costs and expenses	(5,135)	(43)	477,769	—	472,591	56	—	472,647

Income (loss) before interest and income taxes	5,135	(162)	56,835	—	61,808	(56)	—	61,752
Interest (income) expense, net	35,911	(293)	720	—	36,338	(9)	—	36,329
Equity in earnings of subsidiaries	(34,871)	—	—	34,871	—	(15,791)	15,791	—

Income before income taxes	4,095	131	56,115	(34,871)	25,470	15,744	(15,791)	25,423
Provision for (benefit from) income taxes	(11,696)	50	21,325	—	9,679	(18)	—	9,661

Net income	$15,791	$81	$34,790	$(34,871)	$15,791	$15,762	$(15,791)	$15,762

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2010 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$9,924	$(3,933)	$224,117	$230,108	$878	$230,986

Cash flows from investing activities:
Expenditures for long-lived assets	(3,573)	(407)	(34,655)	(38,635)	—	(38,635)
Other investing activities	—	—	(6,685)	(6,685)	—	(6,685)

Net cash flows used in investing activities	(3,573)	(407)	(41,340)	(45,320)	—	(45,320)

Cash flows from financing activities:
Net repayments of debt and other	(2,962)	—	(74)	(3,036)	—	(3,036)
Common stock repurchased and stock option exercises	—	—	—	—	(25,821)	(25,821)
Intercompany transactions	349,904	5,413	(381,138)	(25,821)	25,821	—

Net cash flows provided by (used in) financing activities	346,942	5,413	(381,212)	(28,857)	—	(28,857)

Effect of exchange rate changes on cash and cash equivalents	—	—	109	109	—	109

Increase (decrease) in cash and cash equivalents	353,293	1,073	(198,326)	156,040	878	156,918
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546

Ending cash and cash equivalents	$364,815	$1,387	$115,077	$481,279	$49,185	$530,464

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2009 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(11,301)	$1,688	$210,185	$200,572	$11	$200,583

Cash flows from investing activities:
Expenditures for long-lived assets	(2,765)	(365)	(30,108)	(33,238)	—	(33,238)
Other investing activities	—	—	(3,232)	(3,232)	—	(3,232)

Net cash flows used in investing activities	(2,765)	(365)	(33,340)	(36,470)	—	(36,470)

Cash flows from financing activities:
Net proceeds from (payments of) debt and other	(104,282)	—	(240)	(104,522)	—	(104,522)
Intercompany transactions	467,182	(685)	(466,497)	—	—	—

Net cash flows provided by (used in) financing activities	362,900	(685)	(466,737)	(104,522)	—	(104,522)

Effect of exchange rate changes on cash and cash equivalents	—	—	(42)	(42)	—	(42)

Increase (decrease) in cash and cash equivalents	348,834	638	(289,934)	59,538	11	59,549
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$364,623	$1,119	$15,353	$381,095	$41,772	$422,867

15. SUBSEQUENT EVENTS
In October 2010, the Company received a request for documents from the Illinois State Attorney General’s office requesting information in connection with an investigation by the Attorney General under the Illinois False Claims Act of whether incentive compensation was paid to employees in violation of the U.S. Department of Education’s prohibition on the payment of incentive compensation. The Company intends to cooperate with the Attorney General in connection with its investigation.
In October 2010, Argosy University received a subpoena from the Florida Attorney General’s office seeking a wide range of documents related to the Company’s institutions from January 2, 2006 to the present. The Florida Attorney General has announced that it is investigating potential misrepresentations in recruitment, financial aid and other areas. The Company is evaluating the subpoena and intends to cooperate with the investigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended September 30,
	2010	2009
Net revenues	100.0%	100.0%
Costs and expenses:
Educational services	53.7%	55.4%
General and administrative	28.0%	27.5%
Management fees paid to affiliates	0.0%	0.2%
Depreciation and amortization	5.3%	5.4%

Total costs and expenses	87.0%	88.5%

Income before interest and income taxes	13.0%	11.5%
Interest expense, net	4.1%	6.8%

Income before income taxes	8.9%	4.7%
Provision for income taxes	3.4%	1.8%

Net income	5.5%	2.9%

Three months ended September 30, 2010 (current period) compared to the three months ended September 30, 2009 (prior period)
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Net revenues for the three months ended September 30, 2010 increased 24.6% to $666.0 million, compared to $534.4 million in the same period a year ago. Average student enrollment increased 23.1% in the current period compared to the prior period primarily due to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 6% in the current period compared to the prior period. These factors were partially offset by a lower average credit load taken by students due to an increase in the number of students enrolled in fully online programs, who typically take a lesser average credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools since September 30, 2009. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population
Our quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments at our schools. The seasonality of our business has decreased over the last several years due to an increased percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.

Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components include faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs and bad debt expense.
Educational services expense increased by $61.8 million, or 20.9%, to $357.5 million in the current quarter due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 165 basis points from the quarter ended September 30, 2009 to the current quarter. Salaries and benefits decreased by 156 basis points from the prior period primarily due to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs. Rent expense associated with schools was $44.7 million in the current period and $40.4 million in the prior period, representing a decrease of 85 basis points. Additionally, costs related to insurance and utilities decreased 25 basis points in the current period compared to the prior period.
These decreases as a percentage of net revenues were partially offset by an increase in bad debt expense, which was $36.5 million, or 5.5% of net revenues, in the current period compared to $23.2 million, or 4.3% of net revenues, in the prior period, an increase of 115 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. Additionally, bad debt expense tends to be higher during our first fiscal quarter due to it being our lowest revenue recognition quarter because of student summer vacations. The remaining net decrease of 14 basis points in the current period was driven by other costs, none of which were individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.
General and administrative expense was $186.8 million for the current quarter, an increase of 27.2% from $146.9 million in the prior year period. As a percentage of net revenues, general and administrative expenses increased 56 basis points compared to the quarter ended September 30, 2009. Legal and consulting costs accounted for an increase of 73 basis points compared with the prior year quarter. Non-cash share-based compensation expense, which was $2.0 million in the current quarter, contributed to a 29 basis point increase compared to the prior year quarter. We did not record any share-based compensation expense in the quarter ended September 30, 2009 due to the existence of certain conditions associated with the options that were removed upon the completion of the initial public offering.
The increases in general and administrative expense were partially offset by a 32 basis point decrease in marketing and admissions costs, which were $157.5 million in the current quarter and $128.1 million in the prior year quarter due primarily to a change in the mix of advertising expense. The remaining net decrease of 14 basis points in the current quarter was driven by other costs, none of which were individually significant.

Management fees paid to affiliates
In the quarter ended September 30, 2009, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction. The agreement was terminated in connection with the initial public offering in October 2009.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $35.1 million in the current period, an increase of 21.6% from the prior year period. As a percentage of net revenues, depreciation and amortization expense remained relatively flat, decreasing by 13 basis points compared to the prior year quarter.
Interest expense, net
Net interest expense was $27.4 million in the current quarter, a decrease of $8.9 million from the prior year quarter. The decrease in net interest expense is primarily related to a lower principal amount outstanding on the 10.25% senior subordinated notes due June 2016 as a result of the early retirement of $337.3 million of these notes in fiscal 2010.
Provision for income taxes
Our effective tax rate was 38.5% for the quarter ended September 30, 2010 as compared to 38.0% for the same period in the prior year. This resulted in a provision for income taxes of $22.8 million in the current quarter and $9.7 million in the prior year quarter. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes and accounting for uncertain tax positions.
Liquidity and Funds of Capital Resources
We had cash and cash equivalents of $530.5 million at September 30, 2010, all of which was invested in highly liquid investments with maturities of three months or less. Our cash balances tend to be higher at the end of our first and third fiscal quarters than at the end of our second and fourth fiscal quarters due to the timing of receipts of students’ federal aid. We finance our operating activities primarily from cash generated from operations. Our primary source of cash is tuition collected from our students. We believe that cash flow from operations, supplemented from time to time with borrowings under our $442.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures, debt service and acquisitions during the next twelve months.
Operating cash flows
Cash flow from operations for the three month period ended September 30, 2010 was $231.0 million, compared to $200.6 million in the prior year period. The increase in operating cash flows as compared to the prior year period was primarily related to improved operating performance.
Days sales outstanding (“DSO”) in net receivables increased to 26.4 days for the period ended September 30, 2010 compared to 22.9 days in the period ended September 30, 2009 due primarily to the effects of the changes to the Federal Direct Loan Program as well as our increased assistance with students’ cost of education. We calculate DSO by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. Net accounts receivable can be affected significantly by the changes in the start dates of academic terms from reporting period to reporting period. There were no significant changes to the start dates of academic terms in session as compared to the prior year period.

The level of student and other receivables reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. Collection of these receivables is heaviest at the start of each academic period. Additionally, federal financial aid proceeds for continuing students can be received up to ten days prior to the start of an academic term, which can result in fluctuations in quarterly cash receipts due to the timing of the start of academic terms.
We introduced the Education Finance Loan program in August 2008, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. We purchased loans totaling $6.6 million during the three-month period ended September 30, 2010 related to the Education Finance Loan program.
We have accrued a total of $9.1 million as of September 30, 2010 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.
Investing cash flows
Capital expenditures were $38.6 million, or 5.8% of net revenues, for the quarter ended September 30, 2010, compared to $33.2 million, or 6.2% of net revenues, for the prior year quarter. We expect capital expenditures in fiscal 2011 to approximate 5.0% of net revenues, compared to 7.0% of net revenues in fiscal 2010. The anticipated decrease in capital expenditures is primarily due to a reduced investment in new schools in the current year as a result of the uncertainty in the regulatory environment.
Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements and reduce capital expenditures. We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
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
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2010, we had $1,535.7 million in aggregate indebtedness outstanding. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.
We can borrow up to $442.5 million on our revolving credit facility in order to fund working capital needs that may result from the seasonal pattern of cash receipts that occur throughout the year and issue letters of credit. We did not draw on the revolving credit facility in fiscal 2010 or in the three month period ended September 30, 2010.

We may issue up to $375.0 million of letters of credit under the revolving credit facility, which reduce our availability to borrow funds under the facility. At September 30, 2010, an aggregate of $287.3 million in letters of credit were outstanding. The U.S. Department of Education requires us to maintain a letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit, which was $259.8 million at September 30, 2010, is currently set at 10% of the projected Title IV aid to be received by students attending our institutions in fiscal 2011. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program. We had $155.2 million of additional borrowings available under the revolving credit facility at September 30, 2010 after giving effect to outstanding letters of credit.
In November 2009, EDMC guaranteed the Indentures issued in connection with the 8.75% senior notes due 2014 and the 10.25% senior subordinated notes due 2016 issued by EM LLC and Education Management Finance Corp. At September 30, 2010, total indebtedness issued under the Indentures was $422.7 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Federal Family Education Loan Program, Direct Loans and Private Student Loans
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
In August 2008, we introduced the Education Finance Loan program, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. We do not anticipate awarding aid under the Education Finance Loan program in fiscal 2011 to students who had not received aid under the program as of June 30, 2010. We estimate that total aid awarded under the program during fiscal 2011 will be approximately $15 million and we will purchase approximately $25 million in loans under the program in all of fiscal 2011. During fiscal 2010, loans to students under the Education Finance Loan program represented approximately 2.6% of our net revenues.

The Education Finance Loan program adversely impacts our liquidity and exposes us to greater credit risk because we own long-term loans to our students. This financing program provides for payments to us by our students over a term as long as 15 years, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which has resulted in an increase to our bad debt expense as a percentage of net revenues compared to prior fiscal years. While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Regulatory Environment
The U.S. Department of Education published Notices of Proposed Rulemaking (“NPRM”)in the Federal Register on June 18, 2010 and July 26, 2010 pursuant to which it proposed to amend certain regulations under the HEA governing federal student financial assistance programs under Title IV of the HEA (“Title IV programs”), including the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Federal Pell Grant (“Pell”) program. The NPRMs were preceded by negotiated rulemaking sessions in which the U.S. Department of Education consulted with members of the higher education community to discuss issues and attempt to agree on regulatory revisions to address those issues. The public comment period for the NPRM published June 18, 2010 expired on August 2, 2010 and the public comment period for the NPRM published July 26, 2010 expired on September 9, 2010. The NPRMs addressed 14 “program integrity” areas, including, among other things, eliminating the current safe harbors addressing types of activities and payment arrangements of certain persons and entities involved in student recruiting and other activities, implementing a definition of “gainful employment” with which each educational program offered by for-profit institutions would be required to comply in order to participate in Title IV programs, revising and expanding the activities that constitute a “substantial misrepresentation”, requiring states to legally authorize institutions through a state governmental agency or entity and requiring those authorizations to meet certain minimum requirements, imposing limitations on agreements between related institutions, and defining a “credit hour”.
The U.S. Department of Education published final regulations in the Federal Register on October 29, 2010 for all areas addressed by the NRPMs except for the eligibility of existing programs portion of the proposed gainful employment regulation. With respect to gainful employment, the final regulations only addressed requirements for approvals of new educational programs and disclosure and reporting required for educational programs. The majority of the new regulations take effect on July 1, 2011. The U.S. Department of Education has indicated that the final gainful employment regulation establishing new criteria for Title IV program eligibility will likely be published in early 2011, with an effective date of July 1, 2012, which is consistent with the date published in the gainful employment NPRM. The proposed gainful employment regulation included in the second NPRM would result in the ineligibility of any program in which (i) students who attended the program have annual loan repayment rates on Federal Family Education Loan Program loans and Direct loans of less than 35%, and (ii) students who completed the program have an assumed debt-to-income ratio that is greater than 30% of their discretionary income and greater than 12% of their assumed average annual earnings. The proposed regulation would also impose growth restrictions and warning requirements and employer affirmation restrictions for programs that do not meet certain minimum debt-to-income ratios and Direct loan repayment rates.
The final regulations adopted by the U.S. Department of Education make significant changes to certain of the current regulatory requirements, including the following:
•	Elimination of the 12 “safe harbors” for types of activities and payment arrangements of certain persons and entities involved in student recruiting and other activities that an institution may carry out without violating the HEA’s prohibition on the payment of incentive compensation to these persons and entities. The regulation prohibits an institution from providing a commission, bonus or other incentive payment, defined as a sum of money or something of value, other than a fixed salary or wages, to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV program funds, if the commission, bonus or incentive payment is based directly or indirectly, in whole or in part, upon success in securing enrollments or the award of financial aid. Merit-based adjustments to employee compensation are permitted provided that the adjustments are not based directly or indirectly upon success in securing student enrollments or the award of financial aid. We are in the process of revising our compensation plan for our admissions representatives in response to the new regulations and anticipate implementing the new plan across our organization by the end of the third quarter of fiscal 2011. The U.S. Department of Education also has stated that it will not review individual schools’ compensation plans prior to their implementation. The new compensation plan for our admissions representatives could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to recruit students and attract and retain qualified and competent admissions representatives.

•	Requiring notice to the U.S. Department of Education at least 90 days prior to the first day of class for a new academic program, including an accompanying application describing how the institution determined the need for the program, how the program was designed to meet local market needs (or regional or national market needs for online programs), how the program was reviewed, approved or developed by or with business advisory committees or other listed entities, documentation of accrediting approval, and the anticipated first day of class. An institution that provides at least 90 days prior notice is permitted to offer the new program to students unless the U.S. Department of Education informs the institution at least 30 days prior to the start of the first class that it must approve the new program before it may be added to the institution’s Title IV Program eligibility. If it decides it must approve the new programs, the U.S. Department of Education may require additional information to be submitted by the institution. Factors considered by the U.S. Department of Education when determining whether to approve the new programs include the financial responsibility and administrative capacity of the institution, whether the new program is one of several new programs that will replace programs currently offered by the institution, whether the number of additional educational programs being added is inconsistent with the institution’s historic program offerings, growth, and operations, and the sufficiency of the process undertaken by the institution to determine whether the new program will lead to gainful employment in a recognized occupation. Any delay in obtaining program approvals from the U.S. Department of Education could adversely impact our ability to serve new students and revise our programs to meet new areas of interest and respond to changing regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.
•	Revising the provisions regarding misrepresentation to expand what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Under the new regulations, any false, erroneous, or misleading statement, or statement that has the likelihood or tendency to deceive or confuse, that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could constitute a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution’s participation in Title IV programs. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation, as well as encourage private litigants to seek to enforce the expanded regulations through False Claims Act litigation, which could have a material adverse effect on our business, financial condition and results of operations.
•	Requiring an institution of higher education to be legally authorized in the state in which it is physically located and establishing new requirements for establishing the adequacy of the authorization through one of several prescribed options, including, for example, demonstrating that the institution is established by name as an educational institution by the state through a charter, statute, constitutional provision or other action issued by a state governmental agency or entity, provided that the state has a process to review and act on complaints concerning institutions and enforce applicable state laws and that the institution complies with any applicable state approval or licensure requirements. If an institution’s existing state approval in the state in which it is physically located do not comply with these new requirements, or if the state does not comply with the new requirements and issue any new necessary approvals, the institution could lose its eligibility to participate in the Title IV programs. In the event that a state in which one of our institutions is located is unable to comply with the new necessary new requirements by July 1, 2011, we may request up to two one-year extensions of the effective date of the new state authorization requirements for such institutions.
The new state authorization regulations also require institutions offering fully online classes to students in a state where it is not physically located to meet any state requirements for it to legally offer postsecondary education in that state. We currently offer fully online programs through three of our institutions to students located across the country. We are evaluating whether the new state authorization regulation will require our institutions which offer fully online programs to obtain additional state authorizations.
As a result of these new regulations, certain of our campuses and distance education programs may be required to obtain additional or revised state authorizations to remain certified as eligible to participate in Title IV programs. If we are unable to obtain additional or revised state authorizations, students at certain of our campuses, or certain of our students enrolled in distance education programs, may be unable to access Title IV program funds, which could have a material adverse effect on our business, financial condition and results of operations.
•	Limiting the percentage of an enrolling institution’s (the “home institution”) program that could be provided by another institution if the institutions have a common, for-profit parent. The new regulations prohibit students who attend a home institution which is not authorized to offer online programs from taking more than 50% of their program from one of our three institutions that offer fully online programs even if an agreement exists the two schools approved by the home institution’s accrediting agency. We are assessing the impact of this new regulation on our Art Institutes, some of which have students who take online classes offered by The Art Institute of Pittsburgh, which is authorized to offer fully online programs.
In addition to the new regulations addressed above, the final regulations issued by the U.S. Department of Education include provisions regarding the definition of a credit hour; the administration of ability-to-benefit examinations; student attendance requirements; proof of high school graduation; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final regulations issued on October 29, 2010. We cannot predict how the recently released or any other resulting regulations will be interpreted. Our inability to comply with the final regulations by the effective date of the regulations could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from the U.S. Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, adversely impact our stock price due to investor uncertainty, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory Oversight. The U.S. Department of Education is required to conduct periodic program reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally such reviews occur every six years, although it typically occurs after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently all of our schools are operating under a Provisional Program Participation Agreement with the U.S. Department of Education due to the change of control of the Company which occurred in connection with the Transaction.
During fiscal 2010, the U.S. Department of Education performed reviews of two of our 29 institutions. Additional program reviews were performed at three of our institutions during the first quarter of fiscal 2011. We received a final report for one review during the first quarter of fiscal 2011 with no findings of material noncompliance. We have not received a final report from the U.S. Department of Education for the other four program reviews.
We are in the process of reviewing the proposed regulations to determine their potential impacts on the Company, our institutions, and the academic programs we offer. As part of this review, we are considering whether the goodwill at any of our reporting units has been impaired. Based on all information currently available to us, including the significant excess of estimated fair value over carrying value at our last annual impairment testing date of April 1, 2010, we do not believe that it is more likely than not that any of our reporting units has a fair value below its carrying value at September 30, 2010. Consequently, we do not believe a triggering event has occurred, and we have not completed an interim impairment analysis. If we determine, based on additional information, that the regulatory matters described above or the market value of our common stock result in a triggering event, we will perform an interim goodwill impairment analysis, which may result in a material impairment charge. For additional information refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies — Impairment of Goodwill and Indefinite-Lived Intangible Assets” contained within our June 30, 2010 Form 10-K.
Contingencies
Refer to Item 1 — “Financial Statements — Note 12, Contingencies and Note 15, Subsequent Events”.
New Accounting Standards Not Yet Adopted
None.
Non-GAAP Financial Measures
EBITDA, a measure used by management to measure operating performance, is defined as net income plus interest expense, net, provision for income taxes and depreciation and amortization, including amortization of intangible assets. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, management believes that EBITDA provides more comparability between our historical results and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three Months
	Ended September 30,
	2010	2009
Net income	$36.4	$15.8
Interest expense, net	27.4	36.3
Provision for income taxes	22.8	9.7
Depreciation and amortization	35.1	28.8

EBITDA	$121.7	$90.6

Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of September 30, 2010, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
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

For the 12 month
period ended
September 30,
2010
Net income	$189.3
Interest expense, net	112.6
Loss on early retirement of debt	47.2
Provision for income taxes	94.8
Depreciation and amortization	129.6

EBITDA	573.5
Reversal of impact of unfavorable leases (1)	(0.7)
Transaction and advisory expense (2)	30.8
Severance and relocation	7.0
Capital taxes	2.4
Non-cash compensation (3)	23.6
Other	5.6

Adjusted EBITDA — Covenant Compliance	$642.2

(1)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.

(2)	Represents a non-recurring fee of $29.6 million paid to terminate the Sponsor Management Agreement at the time of the initial public offering and one quarter of $5.0 million of annual advisory fees paid to the Sponsors that ended December 31, 2009.

(3)	Represents non-cash expense for stock options and restricted stock.

Our covenant requirements and actual ratios for the year ended September 30, 2010 are as follows:

	Covenant	Actual
Senior secured credit facility	Requirements	Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.10x	5.58x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 5.25x	1.64x
Certain Risks and Uncertainties
Certain of the matters we discuss in this report may constitute forward-looking statements. Forward-looking statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern our strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time we make forward-looking public statements concerning our expected future operations and performance and other developments. All of these forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Some of the factors that we believe could affect our results include:
•	compliance with extensive federal, state and accrediting agency regulations and requirements;
•	our ability to maintain eligibility to participate in Title IV programs;
•	government and regulatory changes including revised interpretations of regulatory requirements that affect the postsecondary education industry and new regulations currently proposed by the U.S. Department of Education;
•	regulatory and accrediting agency approval of transactions involving a change of ownership or control or a change in our corporate structure;
•	damage to our reputation or our regulatory environment caused by actions of other for-profit institutions;

•	availability of private loans for our students;
•	loans provided to students under our Education Finance Loan program with a private lender;

•	effects of a general economic slowdown or recession in the United States or abroad;

•	disruptions in the credit and equity markets worldwide;

•	difficulty in opening additional schools and expanding online academic programs;
•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost effective manner;

•	failure to effectively market and advertise to new students;

•	decline in the overall growth of enrollment in post-secondary institutions;

•	our ability to manage our substantial leverage;
•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;

•	our ability to keep pace with changing market needs and technology;
•	our ability to raise additional capital in the future in light of our substantial leverage;

•	our ability to effectively manage our growth;

•	capacity constraints or system disruptions to our online computer networks;

•	the vulnerability of our online computer networks to security risks;

•	failure to attract, retain and integrate qualified management personnel;

•	our ability to integrate acquired schools;

•	inability to operate schools due to a natural disaster;

•	competitors with greater resources;

•	risks inherent in non-domestic operations; and

•	the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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
At September 30, 2010, we had total debt obligations of $1,535.7 million, including $1,112.0 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 6.4%. A hypothetical change of 1.25% in interest rates from September 30, 2010 levels would have increased or decreased interest expense by approximately $1.1 million for the variable rate debt in the three month period ended September 30, 2010.
Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At September 30, 2010, we had variable rate debt of $362.0 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three-month LIBOR and make payments based on a fixed rate of 5.4%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated as and qualify as cash flow hedges. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
For the quarter ended September 30, 2010, we recorded an unrealized after-tax gain of $4.0 million in other comprehensive income related to the change in market value of the interest rate swaps. The cumulative unrealized loss of $17.3 million, net of tax, at September 30, 2010 related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.

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
Information relating to legal proceedings is included in Note 12, Contingencies, and Note 15, Subsequent Events, to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Except for the following Risk Factors, there have been no material changes to our Risk Factors as previously disclosed in our June 30, 2010 Form 10-K filed with the Securities and Exchange Commission (file no. 001-34466).
If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.
A provision of the HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2010, the percentage of revenues derived from Title IV programs ranged from approximately 89% to 58%, with a weighted average of approximately 77% as compared to a weighted average of approximately 70% in fiscal 2009. In order to ensure proper reporting of our 90/10 rates, we have engaged an independent accounting firm to perform a detailed review of the 90/10 rate of one of our institutions representing approximately 1.6% of our net revenues in fiscal 2010 which had a 90/10 rate of 89% in fiscal 2010. We expect to receive the results of the detailed review in the Fall of 2010. We anticipate that our 90/10 rates will continue to increase in fiscal 2011 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2011 is projected to remain under the 90% threshold, we project that some of our institutions will exceed the 90% threshold if we do not continue to successfully implement certain changes to these institutions during the fiscal year which would decrease their 90/10 rate, such as increases in international and military students and certain internal restructuring designed to achieve additional operational efficiencies. Additionally, the revised rules included in the 2008 HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. Some of our institutions would not comply with the 90/10 Rule in fiscal 2012 if the relief provided in the most recent HEA reauthorization is not extended. Continued decreases in the availability of state grants would also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. We continue to monitor the compliance with the 90/10 Rule by each of our institutions and assess the impact of increased financial aid received by our students under the current rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.
Regulations recently adopted by the U.S. Department of Education could result in significant changes to the way we operate our business, and increases to the administrative cost of complying with the regulations.
As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Funds of Capital Resources—Regulatory Environment,” on October 29, 2010, the U.S. Department of Education adopted amendments to certain regulations under the HEA governing student financial assistance programs under Title IV of the HEA. We cannot predict how the recently released or any other resulting regulations will be interpreted. Our inability to comply with the final regulations by their respective effective dates could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from the U.S. Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial conditions, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of Education Management Corporation common stock purchased by us during the three months ended September 30, 2010:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs (a)	or Programs (a)
July 1 – July 31	—	$—	—	$47,792,753

August 1 – August 31	—	—	—	47,792,753

September 1 – September 30	2,535,572	$10.28	2,535,572	$21,721,405

Total	2,535,572	$10.28	2,535,572	$21,721,405

(a)	On June 11, 2010, the Board of Directors approved a stock repurchase program under which we may purchase up to $50.0 million of our common stock through June 30, 2011. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Document

31.1	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ EDWARD H. WEST
Edward H. West
President and Chief Financial Officer
Date: November 8, 2010