Form 10-Q/A
period 2010-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2010-12-10
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
Education Management Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Form 10-Q for the quarter ended September 30, 2010 (the “Form 10-Q”) to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its President and Chief Financial Officer filed as Exhibit 31.2 to the Form 10-Q.
This Amendment should be read in conjunction with the Form 10-Q, which continues to speak as of the date thereof. Other than as set forth above, this Amendment does not modify or update disclosures in the Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.
PART II
OTHER INFORMATION
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

Date: December 10, 2010