Form 10-Q
period 2010-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2011-02-11
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010
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
Registrant’s telephone number, including area code: (412) 562-0900
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of February 11, 2011, there were 135,519,085 shares of the registrant’s common stock outstanding.

INDEX

PAGE
PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS	2

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4 — CONTROLS AND PROCEDURES	45

PART II — OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	46

ITEM 1A RISK FACTORS	46

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 3 DEFAULTS UPON SENIOR SECURITIES	46

ITEM 4 REMOVED AND RESERVED	46

ITEM 5 OTHER INFORMATION	46

ITEM 6 EXHIBITS	47

SIGNATURES	48

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,	December 31,
	2010	2010	2009
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$393,412	$373,546	$310,037
Restricted cash	18,388	12,842	16,006

Total cash, cash equivalents and restricted cash	411,800	386,388	326,043
Student receivables, net of allowances of $171,143, $124,242 and $108,576 (Note 4)	108,784	167,857	80,863
Notes, advances and other receivables	4,209	20,680	11,024
Inventories	11,643	11,655	12,572
Deferred income taxes	65,410	65,410	45,164
Other current assets	45,993	40,971	48,130

Total current assets	647,839	692,961	523,796

Property and equipment, net (Note 5)	692,293	678,846	618,953
Other long-term assets (Note 7)	92,924	93,441	66,857
Intangible assets, net (Note 6)	464,643	467,188	469,546
Goodwill (Note 6)	2,579,131	2,579,131	2,579,131

Total assets	$4,476,830	$4,511,567	$4,258,283

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 9)	$12,076	$12,103	$12,281
Accounts payable	31,598	71,211	47,053
Accrued liabilities (Note 8)	156,982	178,085	147,176
Accrued income taxes	37,438	17,851	16,836
Unearned tuition	65,065	155,746	48,913
Advance payments	93,171	72,154	81,325
Interest rate swap liability (Note 10)	18,592	—	—

Total current liabilities	414,922	507,150	353,584

Long-term debt, less current portion (Note 9)	1,520,504	1,526,635	1,554,049
Deferred income taxes	179,174	180,934	177,396
Deferred rent	188,876	165,808	146,187
Other long-term liabilities	22,042	54,345	94,289
Shareholders’ equity:
Common stock, at par	1,431	1,429	1,198
Additional paid-in capital	1,755,269	1,749,456	1,743,616
Treasury stock	(65,487)	(2,207)	—
Retained earnings	471,999	350,273	217,803
Accumulated other comprehensive loss	(11,900)	(22,256)	(29,839)

Total shareholders’ equity	2,151,312	2,076,695	1,932,778

Total liabilities and shareholders’ equity	$4,476,830	$4,511,567	$4,258,283

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands except per share amounts)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Net revenues	$771,866	$655,469	$1,437,898	$1,189,868
Costs and expenses:
Educational services	374,141	315,266	731,681	610,979
General and administrative	186,979	170,305	373,749	317,162
Management fees paid to affiliates	—	30,805	—	32,055
Depreciation and amortization	35,349	29,401	70,400	58,228

Total costs and expenses	596,469	545,777	1,175,830	1,018,424

Income before loss on extinguishment of debt, interest and income taxes	175,397	109,692	262,068	171,444
Interest expense, net	28,602	30,390	56,052	66,719
Loss on extinguishment of debt	8,363	44,762	8,363	44,762

Income before income taxes	138,432	34,540	197,653	59,963
Provision for income taxes	53,154	14,266	75,927	23,927

Net income	$85,278	$20,274	$121,726	$36,036

Earnings per share: (Note 2)
Basic	$0.61	$0.14	$0.86	$0.27
Diluted	$0.61	$0.14	$0.86	$0.27
Weighted average number of shares outstanding: (Note 2)
Basic	139,598	142,387	141,021	131,079
Diluted	140,256	143,143	141,597	131,457
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months
	Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$121,726	$36,036
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	66,406	53,659
Amortization of intangible assets	3,994	4,569
Bad debt expense	73,612	50,565
Fair value adjustment to loans held for sale	7,496	—
Amortization of debt issuance costs	3,833	4,113
Loss on extinguishment of debt	8,363	44,762
Share-based compensation	5,399	17,476
Non cash adjustments related to deferred rent	(1,237)	1,436
Changes in assets and liabilities:
Restricted cash	(5,546)	(5,634)
Receivables	5,397	(1,288)
Reimbursements for tenant improvements	14,138	7,421
Inventory	25	(3,193)
Other assets	(10,478)	(17,236)
Purchase of EFL loans (Note 7)	(18,410)	(22,643)
Accounts payable	(26,403)	(1,373)
Accrued liabilities	(4,046)	(12,415)
Unearned tuition	(90,681)	(69,828)
Advance payments	20,782	13,997

Total adjustments	52,644	64,388

Net cash flows provided by operating activities	174,370	100,424

Cash flows from investing activities:
Expenditures for long-lived assets	(69,676)	(69,826)
Reimbursements for tenant improvements	(14,138)	(7,421)

Net cash flows used in investing activities	(83,814)	(77,247)

Cash flows from financing activities:
Payments under revolving credit facility	—	(100,000)
Retirement of senior subordinated notes	—	(355,465)
Issuance of common stock	416	387,824
Common stock repurchased for treasury	(59,598)	—
Principal payments on long-term debt	(6,158)	(6,343)
Debt issuance costs	(5,411)	(2,400)

Net cash flows used in financing activities	(70,751)	(76,384)

Effect of exchange rate changes on cash and cash equivalents	61	(74)

Net change in cash and cash equivalents	19,866	(53,281)
Cash and cash equivalents, beginning of period	373,546	363,318

Cash and cash equivalents, end of period	$393,412	$310,037

Cash paid during the period for:
Interest (including swap settlement)	$54,483	$64,168
Income taxes	63,113	23,011
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
	Common	Additional			Other
	Stock at	Paid-in	Treasury	Retained	Comprehensive
	Par Value (c)	Capital	Stock (c)	Earnings	Loss		Total
Balance at June 30, 2009	$1,198	$1,338,316	$—	$181,767	$(35,628)	(b)	$1,485,653

Issuance of common stock	231	389,210		—	—		389,441
Share-based compensation	—	21,670		—	—		21,670
Excess tax benefit from share-based compensation	—	260		—	—		260
Common stock repurchased for treasury	—	—	(2,207)	—	—		(2,207)

Comprehensive income:
Net income	—	—	—	168,506	—		168,506
Foreign currency translation	—	—	—	—	458		458
Reclassification into earnings on interest rate swaps, net of tax of $14,005	—	—	—	—	23,795		23,795
Periodic revaluation of interest rate swaps, net of tax of $6,430	—	—	—	—	(10,881)		(10,881)

Net change in interest rate swaps	—	—	—	—	12,914		12,914

Comprehensive income	—	—	—	—	—		181,878 (a)

Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256)	(b)	$2,076,695

Issuance of common stock	2	414	—	—	—		416
Share-based compensation	—	5,399	—	—	—		5,399
Common stock repurchased for treasury	—	—	(63,280)	—	—		(63,280)

Comprehensive income:
Net income	—	—	—	121,726	—		121,726
Foreign currency translation	—	—	—	—	709		709
Reclassification into earnings on interest rate swaps, net of tax of $6,917	—	—	—	—	11,778		11,778
Periodic revaluation of interest rate swaps, net of tax of $1,224	—	—	—	—	(2,131)		(2,131)

Net change in interest rate swaps	—	—	—	—	9,647		9,647

Comprehensive income	—	—	—	—	—		132,082

Balance at December 31, 2010	$1,431	$1,755,269	$(65,487)	$471,999	$(11,900)	(b)	$2,151,312

(a)
During the six months ended December 31, 2009, other comprehensive income consisted of an $11.7 million reclassification into earnings, net of tax, a $(6.7) million reduction on interest rate swaps due to a periodic revaluation, net of tax and a $0.8 million foreign currency translation gain.

(b)
The balance in accumulated other comprehensive loss at December 31, 2010, June 30, 2010 and December 31, 2009 is comprised of $11.7 million, $21.4 million and $29.2 million of a net change in interest rate swaps, net of tax, respectively and $0.2 million, $0.9 million and $0.6 million of cumulative foreign currency translation losses, respectively.

(c)
There were 600,000,000 authorized shares of par value $0.01 common stock at December 31, 2010, June 30, 2010 and December 31, 2009. Common stock of 142,823,731 shares was issued and outstanding at December 31, 2009. Common stock and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Outstanding
Balance at June 30, 2009	—	119,770,277
Repurchased for treasury	123,000	(123,000)
Public offering	—	23,000,000
Issued for stock-based compensation plans	—	205,141

Balance at June 30, 2010	123,000	142,852,418
Repurchased for treasury	5,056,872	(5,056,872)
Issued for stock-based compensation plans	—	84,630

Balance at December 31, 2010	5,179,872	137,880,176

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation and its subsidiaries (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2010 and 2009, the consolidated statements of operations for the three and six months ended December 31, 2010 and 2009 and the statements of cash flows for the six months ended December 31, 2010 and 2009. The consolidated statements of operations for the three and six months ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2010 has been derived from the consolidated audited balance sheet included in the Annual Report on Form 10-K.
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
The acquisition of the Company was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of 8.75% senior notes due 2014 (the “Senior Notes”) and 10.25% senior subordinated notes due 2016 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”).

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Initial Public Offering
In October 2009, the Company completed an initial public offering of 23.0 million shares of common stock, $0.01 par value, at a per share price of $18.00 (the “initial public offering”). Net proceeds to the Company, after transaction costs, totaled approximately $387.3 million. No Sponsor-owned shares were sold in connection with the initial public offering. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the Senior Subordinated Notes in a tender offer and $29.6 million was used to pay a termination fee under a management agreement entered into with the Sponsors in connection with the Transaction. In addition, the availability for borrowing under EM LLC’s revolving credit facility increased from $388.5 million to $442.5 million effective upon the closing of the initial public offering.
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
Reclassifications
Certain reclassifications of December 31, 2009 data have been made to conform to the December 31, 2010 presentation.
2. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that vested restricted stock was converted into common stock and certain outstanding stock options were exercised and the resultant proceeds were used to acquire shares of common stock at its average market price during the reporting period.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Net income	$85,278	$20,274	$121,726	$36,036

Weighted average number of shares outstanding:
Basic	139,598	142,387	141,021	131,079
Effect of stock-based awards	658	756	576	378

Diluted	140,256	143,143	141,597	131,457

Earnings per share:
Basic	$0.61	$0.14	$0.86	$0.27
Diluted	$0.61	$0.14	$0.86	$0.27
Because certain performance and market conditions have not been met with respect to the Company’s performance-based options, as further described in Note 3, the Company has determined these options to be contingently issuable at December 31, 2010 and 2009 and has excluded them from the computation of diluted EPS in the three and six month periods ended December 31, 2010 and 2009. Additionally, time-based options to purchase 4.0 million and 1.6 million shares of common stock were outstanding for the three-month and six-month periods ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. As a result, time-based options that have a dilutive effect were the only options included in the diluted EPS calculation for the three-month and six month periods ended December 31, 2010 and 2009.
3. SHARE-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM
Share-Based Compensation
In August 2006, the Company’s Board of Directors approved the 2006 Stock Option Plan (the “2006 Plan”) for executive management and key personnel. Under the 2006 Plan, certain of the Company’s employees were granted a combination of time-based and performance-based options to purchase the Company’s common stock. In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Under the Omnibus Plan, the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.
Upon completion of the initial public offering in October 2009, the Company recognized $15.2 million of previously deferred stock-based compensation costs due to the removal of certain conditions that existed related to the inability of option holders to obtain fair market value for stock options granted under the 2006 Plan. The Company also granted stock options and restricted stock under the Omnibus Plan in connection with the initial public offering. The Company recognized $3.2 million and $5.4 million of share-based compensation expense related to outstanding time-based stock options, restricted stock and other awards during the three and six month periods ended December 31, 2010, respectively. The Company recognized $17.5 million of share-based compensation expense during the three and six month periods ended December 31, 2009.
The Company continues to defer compensation expense on performance-based options granted under the 2006 Plan, which have elements of both performance and market conditions, because the performance conditions are not probable of being met at December 31, 2010.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the six month period ended December 31, 2010, the Company granted 2.5 million time-based stock options, which vest over a four year period and have a weighted average exercise price of $14.65 per share. Using key assumptions of 44% for stock price volatility and 6.25 years for expected option term, these options had an estimated fair value of $6.65 per option using the Black-Scholes method of estimating fair value.
Stock option exercise activity was not significant during the six month period ended December 31, 2010. Net of estimated forfeitures, the Company had $26.2 million of unrecognized compensation cost relating to time-based stock options and $8.6 million of unrecognized compensation cost related to performance-based awards at December 31, 2010.
Long Term Incentive Compensation Plan
In fiscal 2007, the Company adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to the Principal Shareholders in connection with a change in control of the Company. Out of a total of 1,000,000 units authorized, approximately 672,000 units were outstanding under the LTIC Plan at December 31, 2010. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan in stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.5 million at December 31, 2010.
Stock Repurchase Program
On December 8, 2010, the Company’s Board of Directors approved an increase in the size of its stock repurchase program from $50.0 million to $150.0 million. The Company also extended the date through which the purchases may occur from June 30, 2011 to December 31, 2011. Under the terms of the program, the Company may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company has repurchased 5.2 million shares of its common stock for $65.5 million under the program from its inception in June 2010 through December 31, 2010, of which $3.7 million settled after December 31, 2010. At December 31, 2010, approximately $84.5 million remained available under the program to be used for future stock repurchases.
4. STUDENT RECEIVABLES
The Company records student receivables at cost less an estimated allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student. The reserve is established based on the likelihood of collection considering the Company’s historical experience, which is updated on a frequent basis. The reserve methodology results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at a high rate and are written off after repeated attempts have been unsuccessful.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
Asset Class	2010	2010	2009
Land	$17,630	$17,655	$17,657
Buildings and improvements	75,215	74,764	73,683
Leasehold improvements and capitalized lease costs	463,440	446,992	372,578
Furniture and equipment	135,897	128,411	110,470
Technology and other equipment	250,425	226,587	193,148
Software	61,830	56,350	49,622
Library books	37,140	35,051	32,484
Construction in progress	49,830	29,850	57,178

Total	1,091,407	1,015,660	906,820
Less accumulated depreciation	(399,114)	(336,814)	(287,867)

Property and equipment, net	$692,293	$678,846	$618,953

Depreciation and amortization of property and equipment was $33.3 million and $27.2 million, respectively, for the three months ended December 31, 2010 and 2009. Depreciation and amortization of property and equipment was $66.4 million and $53.6 million, respectively, for the six month periods ended December 31, 2010 and 2009.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. Goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its net tangible and identifiable intangible assets. This is evidenced by the excess of the amount paid to acquire the Company over the values of these respective net assets.
The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each year. During interim periods, the Company reviews forecasts, its market capitalization, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the six month period ended December 31, 2010, the Company identified no such triggering events, and as a result, no impairments were recorded.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Intangible Assets
Intangible assets consisted of the following amounts (in thousands):

	December 31, 2010		June 30, 2010		December 31, 2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	33,391	(20,974)	31,948	(18,412)	30,172	(16,007)
Student contracts, applications and relationships	39,511	(34,604)	39,511	(34,048)	39,511	(33,284)
Favorable leases and other	19,435	(14,295)	19,403	(13,393)	19,409	(12,434)

Total intangible assets	$534,516	$(69,873)	$533,041	$(65,853)	$531,271	$(61,725)

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
Amortization of intangible assets for the three months ended December 31, 2010 and 2009 was $2.0 million and $2.2 million, respectively. Amortization of intangible assets for the six month periods ended December 31, 2010 and 2009 was $4.0 million and $4.6 million, respectively.
Total estimated amortization on the Company’s existing intangible assets at December 31, 2010 for each of the years ending June 30, 2011 through 2015 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2011 (remainder)	$4,377
2012	7,719
2013	5,372
2014	3,604
2015	1,187
Thereafter	205
7. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
	2010	2010	2009
EFL loans	$53,789	$49,529	$18,147
Deferred financing fees	18,751	25,536	29,862
Other	20,384	18,376	18,848

Total other long-term assets	$92,924	$93,441	$66,857

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In August 2008, the Company introduced the Education Finance Loan program with a private lender, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchases loans that are originated by a private lender (“EFL loans”). The Company anticipates only awarding aid under the Education Finance Loan program in fiscal 2011 to students who had received aid under the program before June 30, 2010. As of December 31, 2010, the Company is committed to purchase approximately $8.6 million of EFL loans during the remainder of fiscal 2011. The Company does not expect to make any purchases or award any aid under the program beyond June 30, 2011.
Prior to the quarter ended December 31, 2010, EFL loans were classified as held for investment, and the Company recognized bad debt expense related to these loans for estimated losses on the pro-rata portion of the academic term that had been completed. Bad debt expense was determined using a projected default rate based on information received from a private loan provider that included historical default rate data for former students that attended the Company’s institutions. This data was further analyzed to apply projected default rates by credit score and was supplemented to include consideration of current economic factors. The allowance for loan losses was recorded in other long-term assets or other long-term liabilities, depending on whether the loan had been purchased from the originating bank.
In December 2010, EFL loans were redesignated from held for investment to held for sale as the Company no longer intends to hold the loans to maturity. Accordingly, the Company recorded the loans at the lower of cost or fair market value. During the quarter ended December 31, 2010, the Company recorded a loss of $7.5 million in educational services expense as a fair value adjustment. In future periods, changes in the fair value of these loans will be included in educational services expense to the extent that fair value falls below carrying value.
The Company determines the fair value of EFL loans using an income-based and a market-based approach using level 3 inputs. In determining the fair value using the income-based approach, the Company considers interest rate, credit and market factors. In determining the fair value using the market-based approach, the Company includes transaction prices of comparable loan portfolios, to the extent available, or other market indicators. The following table summarizes changes to the EFL loans during the six months ended December 31, 2010 (in thousands):

EFL loans held for investment at June 30, 2010	$49,529
Purchases of EFL loans	18,410
Accrued interest	4,287
Bad debt reserve	(9,499)
Fair value adjustment	(7,496)
Payments received	(1,442)

EFL loans held for sale at December 31, 2010	$53,789

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
8. ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
	2010	2010	2009
Payroll and related taxes	$35,592	$67,803	$35,449
Capital expenditures	11,869	10,020	22,904
Advertising	36,804	32,474	33,230
Interest	12,859	12,732	13,007
Benefits	12,749	12,014	9,842
Other	47,111	43,042	32,744

Total accrued liabilities	$156,984	$178,085	$147,176

9. SHORT-TERM AND LONG-TERM DEBT
Senior Secured Credit Facilities Amendment:
On December 7, 2010, EM LLC entered into an agreement to amend and extend its senior secured credit facilities, which include a $442.5 million revolving credit facility and a $1.1 billion term loan. Under the agreement, lenders providing $328.3 million, or 74%, of the current capacity under the revolving credit facility extended their commitments from June 1, 2012 to June 1, 2015, at a new interest rate of LIBOR + 4.0%. In addition, holders of an aggregate $758.7 million, or 68%, of the term loan agreed to extend the maturity date from June 1, 2013 to June 1, 2016 and increase the interest rate on these borrowings from LIBOR + 1.75% to LIBOR + 4.0%. Lenders who did not extend will continue to be paid interest based on the margin spreads in place prior to the amendment.
The lenders also approved amendments to the senior secured credit facilities, including a springing maturity of March 1, 2014 for the term loans in the event that EM LLC does not refinance, extend or pay in full the Senior Notes due 2014 on or prior to March 1, 2014. The amendments also included an increase to the covenant basket amount for capital expenditures and certain restricted payments, a tightening of the leverage ratio requirements through the remainder of fiscal 2011, an increase in the amount of the revolving credit line available for letters of credit to $425.0 million and the ability to use cash to collateralize letters of credit.
The amendment of the term loan was accounted for as an extinguishment of the original term loan, which resulted in a loss on extinguishment of debt of $8.4 million. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in cash paid to lenders in connection with the amendment.
Short-Term Debt:
EM LLC had no borrowings under its $442.5 million credit facility at December 31, 2010, June 30, 2010 or December 31, 2009. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.
EM LLC had outstanding letters of credit of $281.7 million at December 31, 2010. The U.S. Department of Education requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit was $259.8 million at December 31, 2010 and is set at 10% of projected Title IV aid to be received by students attending the Company’s institutions in fiscal 2011. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program, which is described in Note 7. The outstanding letters of credit reduced the amount available for borrowings under the revolving credit facility to $160.8 million at December 31, 2010.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt:
The Company’s long-term debt consisted of the following amounts (in thousands):

	December 31,	June 30,	December 31,
	2010	2010	2009
Senior secured term loan facility, due 2013	$352,386	$1,114,977	$1,120,902
Senior secured term loan facility, due 2016	756,666	—	—
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	47,680	47,680	69,032
Other	848	1,081	1,396

Total long-term debt	1,532,580	1,538,738	1,566,330
Less current portion	12,076	12,103	12,281

Total long term debt, less current portion	$1,520,504	$1,526,635	$1,554,049

The interest rate on the senior secured term loan facility due in 2013, which equals three-month LIBOR plus a margin spread of 1.75% was 2.1% at December 31, 2010, 2.3% at June 30, 2010 and 2.1% at December 31, 2009. The interest rate on the senior secured term loan facility due in 2016, which equals three-month LIBOR plus a margin spread of 4.00% was 4.3% at December 31, 2010.
In connection with the initial public offering, the Company purchased Senior Subordinated Notes with a face value of approximately $316.0 million. The Company recorded a loss of $44.8 million on the extinguishment of a portion of the Senior Subordinated Notes in the quarter ended December 31, 2009, which was comprised of a premium to repurchase the debt over face value of $39.5 million and accelerated amortization on the prorated portion of deferred financing costs related to the Senior Subordinated Notes of $5.3 million. In the third quarter of fiscal 2010, the Company extinguished an additional $21.3 million of the Senior Subordinated Notes.
10. DERIVATIVE INSTRUMENTS
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
The fair value of the interest rate swaps was $18.6 million at December 31, 2010, which was recorded as part of current liabilities on the consolidated balance sheet since the agreements mature within one year. The fair value of the interest rate swaps was $33.9 million and $46.5 million at June 30, 2010 and December 31, 2009, respectively, which was recorded in other long-term liabilities on the consolidated balance sheets.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
During the three and six months ended December 31, 2010 and 2009, the Company reclassified approximately $6.0 million and $11.7 million, net of tax, respectively, from accumulated other comprehensive loss to the consolidated statement of operations, all of which was paid due to regularly recurring quarterly settlements of the interest rate swaps. The Company recorded an unrealized after-tax loss of $0.4 million and $1.9 million for the three months ended December 31, 2010 and 2009, respectively, and $2.1 million and $6.7 million for the six months ended December 31, 2010 and 2009, respectively, in other comprehensive loss related to the change in market value of the swap agreements. Additionally, at December 31, 2010, there was a cumulative unrealized loss of $11.7 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet that will be reclassified to the consolidated statement of operations over the remaining six months of the term of the interest rate swaps based on current interest rates and underlying debt obligations at December 31, 2010. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements
The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable, including obtaining quotes from counterparties, which are based on three-month LIBOR forward curves, and assessing non-performance risk based upon published market data.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	December 31, 2010		June 30, 2010		December 31, 2009
	Carrying		Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Value	Fair Value
Variable rate debt	$1,109,052	$1,087,947	$1,114,977	$1,036,929	$1,120,902	$1,048,043
Fixed rate debt	423,528	434,246	423,761	426,979	445,428	458,749

Total debt	$1,532,580	$1,522,193	$1,538,738	$1,463,908	$1,566,330	$1,506,792
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 10. The fair values of the Company’s debt instruments are generally determined based on each instrument’s trading value at the dates presented.
The following table summarizes the level of the fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2010			June 30, 2010			December 31, 2009
			Total fair			Total fair			Total fair
	Level 2	Level 3	value	Level 2	Level 3	value	Level 2	Level 3	value
EFL loans held for sale	$—	$53,789	$53,789	$—	$—	$—	$—	$—	$—
Interest rate swap liability	18,592	—	18,592	33,932	—	33,932	46,511	—	46,511
As described in Note 7, EFL loans under the Education Finance Loan program were redesignated from held for investment to held for sale, as the Company no longer intends to hold these loans to maturity. These loans were transferred to the held for sale category at the lower of cost or fair market value during the quarter ended December 31, 2010. These loans were recorded at cost less an allowance for estimated loan losses in past periods.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As described in Note 10, the interest rate swap liability was recorded as part of current liabilities on the consolidated balance sheet at December 31, 2010 since the agreements mature within one year. In past periods, the interest rate swap liability was recorded as part of other long-term liabilities on the consolidated balance sheets.
12. INCOME TAXES
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
The Company’s effective tax rate was 38.4% for the three and six months ended December 31, 2010 and 41.3% and 39.9% for the three and six months ended December 31, 2009. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2010.
13. CONTINGENCIES
Securities Class Action
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
On November 10, 2010, the Court granted the Oklahoma Police Pension and Retirement System’s motion to serve as lead plaintiff in the lawsuit. On January 10, 2011, the lead plaintiff and the Southeastern Pennsylvania Transportation Authority filed an Amended Class Action Complaint with the Court on January 14, 2011 alleging similar violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 and adding one additional individual defendant and other underwriters from the Company’s initial public offering.
Incentive Compensation Matters
On May 6, 2010, a qui tam action captioned Buchanan v. South University Online and Education Management Corporation filed under the False Claims Act in July 2007 was unsealed due to the U.S. Department of Justice’s decision to not intervene in the action at this time. The case, which is pending in the United States District Court for the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”) and U.S. Department of Education regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds. The complaint, which was filed by a former admissions representative for the online programs offered by South University, outlines a theory of damages based upon Title IV funding disbursements to the Company over a number of years and asserts the plaintiff is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The Company believes the claims to be without merit and intends to defend this action vigorously.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In December 2010, the Department of Justice, Civil Division, requested that the Company voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation in connection with a second qui tam action that is also pending in United States District Court for the Western District of Pennsylvania but that is currently under seal. The request was made in order to examine allegations that the Company may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education. The Company has provided documents and other information to the Office of the U.S. Attorney for the Western District of Pennsylvania, which is working with the Department of Justice, and intends to continue to cooperate with the inquiry and furnish requested information and documents.
Buirkle APA Program Accreditation Lawsuit
In August 2009, a petition was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy Education Group, Inc. University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Ms. Powell-Kissinger as a defendant. The plaintiffs filed an amended petition in state court in January 2010 under the name of Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The petition alleges that, prior to the plaintiffs’ enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation, American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs’ career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remaining lawsuits in the case were stayed pending the resolution of the three arbitrations.
In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in September 2011. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the previous lawsuits. Defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. The court signed the order of non-suit in August 2010, and this case was closed. The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.
State Attorney General Investigations
In October 2010, Argosy University received a subpoena from the Florida Attorney General’s office seeking a wide range of documents related to the Company’s institutions, including the nine institutions located in Florida, from January 2, 2006 to the present. The Florida Attorney General has announced that it is investigating potential misrepresentations in recruitment, financial aid and other areas. The Company is cooperating with the investigation, but have also filed a suit to quash or limit the subpoena and to protect information sought that constitutes proprietary or trade secret information. We cannot predict the eventual scope, duration or outcome of the investigation at this time.
In October 2010, the Company received a request for documents from the Illinois State Attorney General’s office requesting information in connection with an investigation by the Attorney General under the Illinois False Claims Act of whether incentive compensation was paid to employees in violation of the U.S. Department of Education’s prohibition on the payment of incentive compensation. The Company has provided documents to the Attorney General in response to its request and intends to cooperate with the Attorney General in connection with its investigation.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General has announced an investigation of the business practices of for-profit postsecondary schools and that subpoenas had been issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, we cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Other
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
14. RELATED PARTY TRANSACTIONS
In connection with the debt amendment described in Note 9, the Company paid an arranger fee of $1.1 million to an affiliate of one of the Sponsors.
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
In June 2006, the Company entered into a five-year interest rate swap agreement in the amount of $375.0 million with an affiliate of one of the Sponsors. The terms of this agreement are discussed in Note 10.
15. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In November 2009, Education Management Corporation (“EDMC”) guaranteed the indebtedness of EM LLC and Education Management Finance Corp. under the Notes.
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of December 31, 2010, June 30, 2010 and December 31, 2009. The statements of operations for the three and six month periods ended December 31, 2010 and 2009 and of condensed cash flows for the six month periods ended December 31, 2010 and 2009 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$311,400	$9,334	$23,884	$—	$344,618	$48,794	$—	$393,412
Restricted cash	438	—	17,950	—	18,388	—	—	18,388
Student and other receivables, net	(172)	72	113,088	—	112,988	5	—	112,993
Inventories	(355)	105	11,893	—	11,643	—	—	11,643
Other current assets	27,874	533	82,996	—	111,403	—	—	111,403

Total current assets	339,185	10,044	249,811	—	599,040	48,799	—	647,839

Property and equipment, net	71,328	7,205	613,760	—	692,293	—	—	692,293
Intangible assets, net	2,551	57	462,035	—	464,643	—	—	464,643
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	973,077	(102,869)	(1,213,810)	—	(343,602)	343,602	—	—
Other long-term assets	33,800	53,789	5,337	—	92,926	(2)	—	92,924
Investment in subsidiaries	2,043,812	—	—	(2,043,812)	—	1,758,651	(1,758,651)	—

Total assets	$3,471,081	$(31,774)	$2,688,936	$(2,043,812)	$4,084,431	$2,151,050	$(1,758,651)	$4,476,830

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	147,905	1,953	252,990	—	402,848	(2)	—	402,846

Total current liabilities	159,755	1,953	253,216	—	414,924	(2)	—	414,922

Long-term debt, less current portion	1,519,882	—	622	—	1,520,504	—	—	1,520,504
Other long-term liabilities	44,916	2,563	163,439	—	210,918	—	—	210,918
Deferred income taxes	(12,123)	(18,642)	210,199	—	179,434	(260)	—	179,174

Total liabilities	1,712,430	(14,126)	627,476	—	2,325,780	(262)	—	2,325,518

Total shareholders’ equity (deficit)	1,758,651	(17,648)	2,061,460	(2,043,812)	1,758,651	2,151,312	(1,758,651)	2,151,312

Total liabilities and shareholders’ equity (deficit)	$3,471,081	$(31,774)	$2,688,936	$(2,043,812)	$4,084,431	$2,151,050	$(1,758,651)	$4,476,830

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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$245,086	$2,301	$16,544	$—	$263,931	$46,106	$—	$310,037
Restricted cash	531	—	15,475	—	16,006	—	—	16,006
Student and other receivables, net	63	53	91,767	—	91,883	4	—	91,887
Inventories	—	90	12,482	—	12,572	—	—	12,572
Other current assets	29,377	624	63,293	—	93,294	—	—	93,294

Total current assets	275,057	3,068	199,561	—	477,686	46,110	—	523,796

Property and equipment, net	52,434	6,481	560,038	—	618,953	—	—	618,953
Intangible assets, net	2,952	68	466,526	—	469,546	—	—	469,546
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,144,441	(36,215)	(1,508,694)	—	(400,468)	400,468	—	—
Other long-term assets	43,046	18,147	5,664	—	66,857	—	—	66,857
Investment in subsidiaries	1,712,211	—	—	(1,712,211)	—	1,486,386	(1,486,386)	—

Total assets	$3,237,469	$(8,451)	$2,294,898	$(1,712,211)	$3,811,705	$1,932,964	$(1,486,386)	$4,258,283

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,851	$—	$430	$—	$12,281	$—	$—	$12,281
Other current liabilities	118,130	2,620	220,367	—	341,117	186	—	341,303

Total current liabilities	129,981	2,620	220,797	—	353,398	186	—	353,584

Long-term debt, less current portion	1,553,084	—	965	—	1,554,049	—	—	1,554,049
Other long-term liabilities	87,512	11,785	141,179	—	240,476	—	—	240,476
Deferred income taxes	(19,494)	(9,521)	206,411	—	177,396	—	—	177,396

Total liabilities	1,751,083	4,884	569,352	—	2,325,319	186	—	2,325,505

Total shareholders’ equity (deficit)	1,486,386	(13,335)	1,725,546	(1,712,211)	1,486,386	1,932,778	(1,486,386)	1,932,778

Total liabilities and shareholders’ equity (deficit)	$3,237,469	$(8,451)	$2,294,898	$(1,712,211)	$3,811,705	$1,932,964	$(1,486,386)	$4,258,283

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$545	$771,321	$—	$771,866	$—	$—	$771,866
Costs and expenses:
Educational services	19,301	10,227	344,614	—	374,142	—	—	374,142
General and administrative	(29,708)	(929)	217,559	—	186,922	57	—	186,979
Depreciation and amortization	5,988	85	29,276	—	35,349	—	—	35,349

Total costs and expenses	(4,419)	9,383	591,449	—	596,413	57	—	596,470

Income (loss) before loss on extinguishment of debt, interest and income taxes	4,419	(8,838)	179,872	—	175,453	(57)	—	175,396
Interest (income) expense, net	28,942	(963)	636	—	28,615	(14)	—	28,601
Loss on extinguishment of debt	8,363	—	—	—	8,363	—	—	8,363
Equity in earnings of subsidiaries	(105,587)	—	—	105,587	—	(85,321)	85,321	—

Income (loss) before income taxes	72,701	(7,875)	179,236	(105,587)	138,475	85,278	(85,321)	138,432
Provision for (benefit from) income taxes	(12,620)	(3,023)	68,798	—	53,155	—	—	53,155

Net income (loss)	$85,321	$(4,852)	$110,438	$(105,587)	$85,320	$85,278	$(85,321)	$85,277

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(3,254)	$658,723	$—	$655,469	$—	$—	$655,469
Costs and expenses:
Educational services	17,201	(2,000)	300,065	—	315,266	—	—	315,266
General and administrative	(14,895)	(29)	185,171	—	170,247	58	—	170,305
Management fees paid to affiliates	30,805	—	—	—	30,805	—	—	30,805
Depreciation and amortization	4,449	64	24,888	—	29,401	—	—	29,401

Total costs and expenses	37,560	(1,965)	510,124	—	545,719	58	—	545,777

Income (loss) before loss on extinguishment of debt, interest and income taxes	(37,560)	(1,289)	148,599	—	109,750	(58)	—	109,692
Interest expense, net	29,612	85	722	—	30,419	(29)	—	30,390
Loss on extinguishment of debt	44,762	—	—	—	44,762	—	—	44,762
Equity in earnings of subsidiaries	(86,942)	—	—	86,942	—	(20,291)	20,291	—

Income (loss) before income taxes	(24,992)	(1,374)	147,877	(86,942)	34,569	20,262	(20,291)	34,540
Provision for (benefit from) income taxes	(45,283)	(546)	60,107	—	14,278	(12)	—	14,266

Net income (loss)	$20,291	$(828)	$87,770	$(86,942)	$20,291	$20,274	$(20,291)	$20,274

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended December 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$1,696	$1,436,202	$—	$1,437,898	$—	$—	$1,437,898
Costs and expenses:
Educational services	35,107	12,283	684,291	—	731,681	—	—	731,681
General and administrative	(49,646)	(1,031)	424,312	—	373,635	114	—	373,749
Depreciation and amortization	11,648	166	58,586	—	70,400	—	—	70,400

Total costs and expenses	(2,891)	11,418	1,167,189	—	1,175,716	114	—	1,175,830

Income (loss) before loss on extinguishment of debt, interest and income taxes	2,891	(9,722)	269,013	—	262,182	(114)	—	262,068
Interest (income) expense, net	56,903	(2,072)	1,249	—	56,080	(28)	—	56,052
Loss on extinguishment of debt	8,363	—	—	—	8,363	—	—	8,363
Equity in earnings of subsidiaries	(160,236)	—	—	160,236	—	(121,812)	121,812	—

Income (loss) before income taxes	97,861	(7,650)	267,764	(160,236)	197,739	121,726	(121,812)	197,653
Provision for (benefit from) income taxes	(23,951)	(2,937)	102,815	—	75,927	—	—	75,927

Net income (loss)	$121,812	$(4,713)	$164,949	$(160,236)	$121,812	$121,726	$(121,812)	$121,726

CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(3,459)	$1,193,327	$—	$1,189,868	$—	$—	$1,189,868
Costs and expenses:
Educational services	26,174	(2,526)	587,331	—	610,979	—	—	610,979
General and administrative	(34,706)	391	351,363	—	317,048	114	—	317,162
Management fees paid to affiliates	32,055	—	—	—	32,055	—	—	32,055
Depreciation and amortization	8,902	127	49,199	—	58,228	—	—	58,228

Total costs and expenses	32,425	(2,008)	987,893	—	1,018,310	114	—	1,018,424

Income (loss) before loss on extinguishment of debt, interest and income taxes	(32,425)	(1,451)	205,434	—	171,558	(114)	—	171,444
Interest (income) expense, net	65,523	(208)	1,442	—	66,757	(38)	—	66,719
Loss on extinguishment of debt	44,762	—	—	—	44,762	—	—	44,762
Equity in earnings of subsidiaries	(121,847)	—	—	121,847	—	(36,082)	36,082	—

Income (loss) before income taxes	(20,863)	(1,243)	203,992	(121,847)	60,039	36,006	(36,082)	59,963
Provision for (benefit from) income taxes	(56,945)	(496)	81,398	—	23,957	(30)	—	23,927

Net income (loss)	$36,082	$(747)	$122,594	$(121,847)	$36,082	$36,036	$(36,082)	$36,036

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2010 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$5,376	$(12,395)	$180,902	$173,883	$487	$174,370

Cash flows from investing activities:
Expenditures for long-lived assets	(7,179)	(725)	(61,772)	(69,676)	—	(69,676)
Other investing activities	—	—	(14,138)	(14,138)	—	(14,138)

Net cash flows used in investing activities	(7,179)	(725)	(75,910)	(83,814)	—	(83,814)

Cash flows from financing activities:
Net repayments of debt and other	(11,336)	—	(233)	(11,569)	—	(11,569)
Common stock repurchased and stock option exercises	—	—	—	—	(59,182)	(59,182)
Intercompany transactions	313,017	22,140	(394,339)	(59,182)	59,182	—

Net cash flows provided by (used in) financing activities	301,681	22,140	(394,572)	(70,751)	—	(70,751)

Effect of exchange rate changes on cash and cash equivalents	—	—	61	61	—	61

Increase (decrease) in cash and cash equivalents	299,878	9,020	(289,519)	19,379	487	19,866
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546

Ending cash and cash equivalents	$311,400	$9,334	$23,884	$344,618	$48,794	$393,412

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2009 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated

Net cash flows provided by (used in) operations	$(33,830)	$(3,542)	$137,635	$100,263	$161	$100,424

Cash flows from investing activities
Expenditures for long-lived assets	(5,915)	(731)	(63,180)	(69,826)	—	(69,826)
Other investing activities	—	—	(7,421)	(7,421)	—	(7,421)

Net cash flows used in investing activities	(5,915)	(731)	(70,601)	(77,247)	—	(77,247)

Cash flows from financing activities
Net repayments of debt and other	(463,792)	—	(416)	(464,208)	—	(464,208)
Net proceeds from issuance of common stock, including stock-based compensation	—	—	—	—	387,824	387,824
Intercompany transactions	732,834	6,093	(355,287)	383,640	(383,640)	—

Net cash flows provided by (used in) financing activities	269,042	6,093	(355,703)	(80,568)	4,184	(76,384)

Effect of exchange rate changes on cash and cash equivalents	—	—	(74)	(74)	—	(74)

Increase (decrease) in cash and cash equivalents	229,297	1,820	(288,743)	(57,626)	4,345	(53,281)
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$245,086	$2,301	$16,544	$263,931	$46,106	$310,037

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	48.5%	48.1%	50.9%	51.3%
General and administrative	24.2%	26.0%	26.0%	26.7%
Management fees paid to affiliates	0.0%	4.7%	0.0%	2.7%
Depreciation and amortization	4.6%	4.5%	4.9%	4.9%

Total costs and expenses	77.3%	83.3%	81.8%	85.6%

Income before loss on extinguishment of debt, interest and income taxes	22.7%	16.7%	18.2%	14.4%
Interest expense, net	3.7%	4.6%	3.9%	5.6%
Loss on extinguishment of debt	1.1%	6.8%	0.6%	3.8%

Income before income taxes	17.9%	5.3%	13.7%	5.0%
Provision for income taxes	6.9%	2.2%	5.2%	2.0%

Net income	11.0%	3.1%	8.5%	3.0%

Three months ended December 31, 2010 (current period) compared to the three months ended December 31, 2009 (prior period)
All basis point changes are presented as a percentage of net revenues in each period of comparison.
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

The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students and new students attending our schools at the beginning of a period. We believe that the size of our student population at our campuses is influenced by a number of factors. These include the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the effectiveness of our marketing efforts to reach existing demand for post-secondary education, the persistence of our students, the number of credit hours taken by our students, the length of the education programs and our overall educational reputation. We seek to grow our average student population by offering new programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition. Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Our ability to raise tuition in the future may be limited by the gainful employment regulation proposed by the U.S. Department of Education which is described below and limits the ability of students to obtain financing for tuition and fees in excess of their ability to obtain federally guaranteed loans, private loans, or make cash payments. Total tuition and fees typically exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. We have increased our lending activity to students over the last several years due to significant decreases in availability of private loans for students to cover this financing gap. We recently extended the repayment period for some of the financing we make available to students to include periods of up to 36 months, which may result in higher bad debt expense as a percentage of our net revenues.
Net revenues for the three months ended December 31, 2010 increased 17.8% to $771.9 million, compared to $655.5 million in the same period a year ago. Average student enrollment increased 16.4% in the current quarter compared to the prior year quarter primarily due to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 4% in the current quarter compared to the prior year quarter. These factors were partially offset by a lower average credit load taken by students due to an increase in the number of students enrolled in fully online programs, who typically take a lesser average credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools since December 31, 2009.
Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. The major cost components include faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs, loan fees and bad debt expense.
Educational services expense increased by $58.9 million, or 18.7%, to $374.1 million in the current quarter due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense increased by 37 basis points from the quarter ended December 31, 2009 to the current quarter.
Bad debt expense was $37.1 million, or 4.8% of net revenues, in the current quarter compared to $27.4 million, or 4.2% of net revenues, in the prior year quarter, which represented an increase of 63 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education through extended credit terms, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may result in higher bad debt expense as a percentage of net revenues in future periods. Additionally, loans purchased under the Education Finance Loan program were redesignated from held for investment to held for sale during the current quarter resulting in a $7.5 million fair value adjustment that accounted for an increase of 97 basis points in educational services expense from the prior year quarter. The fair value adjustment due to the reclassification of these loans as held for sale includes $1.5 million that would have been recorded in bad debt expense if the loans had not been reclassified.

Salaries and benefits expense decreased by 64 basis points from the prior year quarter. This decrease was primarily due to operating leverage at existing onground campuses and $2.2 million in non-recurring stock-based compensation costs recognized in the prior year quarter in connection with the initial public offering, partially offset by an increase in these costs for our fully online programs. We also experienced operating leverage on rent associated with our schools, which decreased by 41 basis points as a percentage of net revenues, totaling $46.2 million in the current quarter compared to $41.9 million in the prior year quarter. We also experienced a decrease of 16 basis points from the prior year quarter in fees paid to private lenders to originate loans obtained by our students. The remaining net decrease in educational services expense in the current quarter was the result of a net decrease in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.
General and administrative expense was $187.0 million for the current quarter, an increase of 9.8% from $170.3 million in the prior year quarter. As a percentage of net revenues, general and administrative expense decreased 176 basis points compared to the quarter ended December 31, 2009. During the three months ended December 31, 2009, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with outstanding stock options which were removed upon the completion of the initial public offering. We also incurred costs of $0.9 million associated with the repurchase of the Senior Subordinated Notes in the prior year quarter.
After adjusting for the costs incurred in connection with the initial public offering and repurchase of the Senior Subordinated Notes, general and administrative expense increased by 38 basis points in the current quarter compared to the prior year quarter. The majority of the increase was due to a 30 basis point increase in legal and consulting costs compared to the prior year quarter, which were higher due primarily to the current regulatory environment. We also experienced an increase of ten basis points in marketing and admissions costs, which were $160.0 million in the current quarter compared to $135.2 million in the prior year quarter. The remaining net decrease of two basis points in the current quarter was the result of decreases in other costs, none of which were individually significant.
Management fees paid to affiliates
In the quarter ended December 31, 2009, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering. No management fees were paid in fiscal 2011.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $35.3 million in the current period, an increase of 20.2% from the prior year quarter. As a percentage of net revenues, depreciation and amortization expense remained relatively flat, increasing by nine basis points compared to the prior year quarter.

Interest expense, net
Net interest expense was $28.6 million in the current quarter, a decrease of $1.8 million from the prior year quarter. The decrease in net interest expense is primarily related to a lower principal amount outstanding on the Senior Subordinated Notes as a result of the early retirement of $337.3 million of these notes in fiscal 2010, partially offset by a $1.5 million increase in interest expense due to a higher interest rate on the $758.7 million principal balance of the term loan held by lenders who consented to the amendment and extension of the senior secured credit facility in December 2010.
Loss on extinguishment of debt
On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facilities. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt of $8.4 million. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in fees paid to lending institutions to complete the debt amendment.
In connection with the initial public offering in the prior period, we retired $316.0 million of Senior Subordinated Notes in a tender offer at a premium of $39.5 million. We also accelerated recognition of $5.3 million of amortization on the deferred financing fees related to these notes.
Provision for income taxes
Our effective tax rate was 38.4% for the three months ended December 31, 2010 as compared to 41.3% for the same period in the prior year. The effective tax rates differed from the combined federal and state statutory rates due primarily to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions. The reduction in the effective tax rate from the same period in the prior year is primarily due to the impact of the establishment of certain reserves for uncertain tax positions in the same period in the prior year.
Six months ended December 31, 2010 (current period) compared to the six months ended December 31, 2009 (prior period)
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Net revenues for the six months ended December 31, 2010 increased 20.8% to $1,437.9 million, compared to $1,189.9 million in the same period a year ago. Average student enrollment increased 16.1% in the current period compared to the prior period primarily due to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 4% in the current period compared to the prior period. These factors were partially offset by a lower average credit load taken by students due to an increase in the number of students enrolled in fully online programs, who typically take a lesser average credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools since December 31, 2009. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.

Educational services expense
Educational services expense increased by $120.7 million, or 19.8%, to $731.7 million in the current period due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 46 basis points in the current period compared to the prior period.
Salaries and benefits expense decreased by 101 basis points from the prior year six month period. This decrease was primarily due to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs. We also experienced operating leverage on rent associated with our schools, which decreased 60 basis points as a percentage of net revenues, totaling $90.9 million in the current period compared to $82.3 million in the prior period. We also experienced a decrease of 19 basis points from the prior period in fees paid to private lenders to originate loans obtained by our students.
Bad debt expense was $73.6 million, or 5.1% of net revenues, in the current six month period compared to $50.6 million, or 4.2% of net revenues, in the prior period, which represented an increase of 87 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education through extended credit terms, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may result in higher bad debt expense as a percentage of net revenues in future periods. Additionally, loans purchased under the Education Finance Loan program were redesignated from held for investment to held for sale during the current period resulting in a $7.5 million fair value adjustment that accounted for an increase of 52 basis points in educational services expense from the prior year period. The fair value adjustment due to the reclassification of these loans as held for sale includes $1.5 million of bad debt expense that would have been recorded if the loans had not been reclassified.
The remaining net decrease of five basis points in educational services expense in the current period was the result of a net decrease in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense was $373.7 million for the current six month period, an increase of 17.9% from $317.1 million in the prior year period. As a percentage of net revenues, general and administrative expense decreased 66 basis points compared to the prior year period. During the six month period ended December 31, 2009, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with outstanding stock options which were removed upon the completion of the initial public offering. We also incurred costs of $0.9 million associated with the repurchase of the Senior Subordinated Notes in the prior year period.
After adjusting for the costs incurred in connection with the initial public offering and repurchase of the Senior Subordinated Notes, general and administrative expense increased by 52 basis points in the current six-month period compared to the prior year period. The majority of the increase was due to a 49 basis point increase in legal and consulting costs compared to the prior year period, which were higher due primarily to the current regulatory environment.
This increase was partially offset by a decrease in total marketing and admissions costs of five basis points, which were approximately 22.1% of net revenues in both periods presented. The remaining net increase of eight basis points in the current six month period was the result of net increases in other costs, none of which were individually significant.

Management fees paid to affiliates
In the six month period ended December 31, 2009, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering. No management fees were paid in fiscal 2011.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $70.4 million in the current period, an increase of 21.6% from the prior period. As a percentage of net revenues, depreciation and amortization expense remained flat compared to the prior year six-month period.
Interest expense, net
Net interest expense was $56.1 million in the current period, a decrease of $10.7 million from the prior year period. The decrease in net interest expense is primarily related to a lower principal amount outstanding on the Senior Subordinated Notes as a result of the early retirement of $337.3 million of these notes during fiscal 2010, partially offset by a $1.5 million increase in interest expense due to a higher interest rate on the $758.7 million principal balance of the term loan held by lenders who consented to the amendment and extension of the senior credit facility in December 2010.
Loss on extinguishment of debt
On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facilities. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt of $8.4 million. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in fees paid to lending institutions to complete the debt amendment.
In connection with the initial public offering in the prior period, we retired $316.0 million of Senior Subordinated Notes in a tender offer at a premium of $39.5 million. We also accelerated recognition of $5.3 million of amortization on the deferred financing fees related to these notes.
Provision for income taxes
Our effective tax rate was 38.4% for the six months ended December 31, 2010 as compared to 39.9% for the same period in the prior year. The effective tax rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions. The reduction in the effective tax rate from the same period in the prior year is primarily due to the impact of the establishment of certain reserves for uncertain tax positions in the same period in the prior year.
Liquidity and Funds of Capital Resources
We had cash and cash equivalents of $393.4 million at December 31, 2010, all of which was invested in highly liquid investments with maturities of three months or less. Our cash balances tend to be higher at the end of our first and third fiscal quarters than at the end of our second and fourth fiscal quarters due to the timing of receipts of students’ federal aid. We finance our operating activities primarily from cash generated from operations. Our primary source of cash is tuition collected from our students. We believe that cash flow from operations, supplemented from time to time with borrowings under our $442.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures, debt service and acquisitions during the next twelve months.

Operating cash flows
Cash flow from operations for the six month period ended December 31, 2010 was $174.4 million, compared to $100.4 million in the prior year period, which included a non-recurring $29.6 million outflow to terminate a management agreement with Sponsors in connection with the initial public offering. The increase in operating cash flows as compared to the prior year period was primarily related to improved operating performance and a reduction of $9.7 million in the amount of interest paid on our debt compared to the prior year period as a result of $337.3 million of debt repurchases since September 30, 2009.
We calculate days sales outstanding (“DSO”) by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. DSO in net receivables increased slightly to 13.4 days for the quarter ended December 31, 2010 compared to 12.8 days in the quarter ended December 31, 2009 due primarily to our increased assistance with students’ cost of education through extended credit terms. We extend credit to our students to help fund the difference between our total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. We have increased our lending activity to students over the last several years due to significant decreases in availability of private loans for students to cover this financing gap. We recently extended the repayment period for some of the financing we make available to students to include periods of up to 36 months, which may result in higher bad debt expense as a percentage of our net revenues and an increase in our DSO if students continue to utilize this funding source. Since the extended payment plans are not federal student aid loans, these plans will not directly affect our published student loan default rates; however, there may be an indirect negative impact to default rates as students may have more total debt upon graduation.
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
We introduced the Education Finance Loan program in August 2008, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower meet certain eligibility and underwriting criteria. We purchased loans totaling $18.4 million during the six-month period ended December 31, 2010 related to the Education Finance Loan program.
We have accrued a total of $9.2 million as of December 31, 2010 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

Investing cash flows
Capital expenditures were $69.7 million, or 4.8% of net revenues, for the six month period ended December 31, 2010, compared to $69.8 million, or 5.9% of net revenues, for the prior year period. We expect capital expenditures in fiscal 2011 to approximate 5.0% of net revenues, compared to 7.0% of net revenues in fiscal 2010. The anticipated decrease in capital expenditures is primarily due to a reduced number of new schools opening in the current year as a result of uncertainty in the regulatory environment.
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
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2010, we had $1,532.6 million in aggregate indebtedness outstanding. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.
On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facilities, which include a $442.5 million revolving credit facility and a $1.1 billion term loan. Under the agreement, lenders providing $328.3 million, or 74% of the current capacity, under the revolving credit facility extended their commitments from June 1, 2012 to June 1, 2015 at a new interest rate of LIBOR + 4.0%. In addition, holders of an aggregate $758.7 million, or 68%, of the term loan agreed to extend the maturity date from June 1, 2013 to June 1, 2016 and increase the interest rate on these borrowings from LIBOR + 1.75% to LIBOR + 4.0%. Lenders who did not extend will continue to be paid interest based on the margin spreads in place prior to the amendment.
We may borrow up to $442.5 million on our revolving credit facility in order to fund working capital needs that may result from the seasonal pattern of cash receipts that occur throughout the year, issue letters of credit and, when necessary, satisfy certain year-end regulatory requirements. We did not draw on the revolving credit facility in fiscal 2010 or in the six month period ended December 31, 2010.
We may issue up to $425.0 million of letters of credit under the revolving credit facility, which reduce our availability to borrow funds under the facility. At December 31, 2010, an aggregate of $281.7 million in letters of credit were outstanding. The U.S. Department of Education requires us to maintain a letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit, which was $259.8 million at December 31, 2010, is currently set at 10% of the projected Title IV aid to be received by students attending our institutions in fiscal 2011. The majority of the remainder of the outstanding letters of credit relate to obligations to purchase loans under the Education Finance Loan program. We had $160.8 million of additional borrowings available under the revolving credit facility at December 31, 2010 after giving effect to outstanding letters of credit.
In June 2010, our Board of Directors approved a $50.0 million stock repurchase program which was increased to $150.0 million in December 2010. The stock repurchase program terminates on December 31, 2011 if the amount allocated to the program is not used to repurchase shares prior to such date. Under the terms of the program, we may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. We are not obligated to acquire any particular amount of common stock, and the program may be modified or suspended at any time at our discretion. We have repurchased 5.2 million shares of our common stock for $65.5 million through December 31, 2010. Approximately $84.5 million remained available under the program for future stock repurchases at December 31, 2010.

In November 2009, EDMC guaranteed the Indentures issued in connection with the Notes issued by EM LLC and Education Management Finance Corp. At December 31, 2010, total indebtedness issued under the Indentures was $422.7 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
In October 2009, we consummated an initial public offering of 23.0 million shares of our common stock for net proceeds of approximately $387.3 million. The proceeds were primarily used to purchase a face value of $316.0 million of the Senior Subordinated Notes in a tender offer for $355.5 million and to pay a termination fee of $29.6 million under a management agreement entered into with the Sponsors in connection with the Transaction. In addition, we purchased Senior Subordinated Notes with a face value of approximately $21.3 million through a tender offer during the quarter ended March 31, 2010.
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
The reliance by students attending our schools on private loans decreased substantially during the last two fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. However, this trend was partially offset by increased extension of credit to our students as well as the introduction of the Education Finance Loan program described below.
In August 2008, we introduced the Education Finance Loan program, which enables students who have exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower meet certain eligibility and underwriting criteria. Under the program, we purchase loans made by a private lender to students who attend our schools. We do not anticipate awarding aid under the Education Finance Loan program in fiscal 2011 to students who had not received aid under the program as of June 30, 2010. We estimate that total aid awarded under the program during the remainder of fiscal 2011 will be approximately $3.2 million, and we will purchase approximately $8.6 million in loans under the program during the remainder of fiscal 2011. We do not expect to make any purchases or award any aid under the program beyond June 30, 2011. During fiscal 2010, loans to students under the Education Finance Loan program represented approximately 2.6% of our net revenues.
The Education Finance Loan program adversely impacts our liquidity and exposes us to greater credit risk because we own long-term loans to our students. This financing program provides for payments to us by our students over a term as long as 20 years, which could have a material adverse effect on our cash flows from operations. In addition, we have the risk of collection with respect to these loans, which has resulted in an increase to our bad debt expense as a percentage of net revenues compared to prior fiscal years. In December 2010, loans held under the Education Finance Loan program were redesignated from held for investment to held for sale because the Company no longer intends to hold the loans to maturity and recorded the loans at the lower of cost or fair market value.
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

•
Requiring notice to the U.S. Department of Education at least 90 days prior to the first day of class for a new academic program, including an accompanying application describing how the institution determined the need for the program, how the program was designed to meet local market needs (or regional or national market needs for online programs), how the program was reviewed, approved or developed by or with business advisory committees or other listed entities, documentation of accrediting approval, and the anticipated first day of class. An institution that provides at least 90 days prior notice is permitted to offer the new program to students unless the U.S. Department of Education informs the institution at least 30 days prior to the start of the first class that it must approve the new program before it may be added to the institution’s Title IV Program eligibility. If it decides it must approve the new programs, the U.S. Department of Education may require additional information to be submitted by the institution. Factors considered by the U.S. Department of Education when determining whether to approve the new programs include the financial responsibility and administrative capacity of the institution, whether the new program is one of several new programs that will replace programs currently offered by the institution, whether the number of additional educational programs being added is inconsistent with the institution’s historic program offerings, growth, and operations, and the sufficiency of the process undertaken by the institution to determine whether the new program will lead to gainful employment in a recognized occupation. During fiscal 2010, we developed eight new academic programs and introduced over 230 new or existing academic programs to locations that had not previously offered them. Under the new regulation, all of the new academic programs and the introduction of most of the new or existing academic programs to a new location would require notice to the U.S. Department of Education. Any delay in obtaining program approvals from the U.S. Department of Education could adversely impact our ability to serve new students and revise our programs to meet new areas of interest and respond to changing regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.

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

•
Requiring an institution of higher education to be legally authorized in the state in which it is physically located and establishing new requirements for establishing the adequacy of the authorization through one of several prescribed options, including, for example, demonstrating that the institution is established by name as an educational institution by the state through a charter, statute, constitutional provision or other action issued by a state governmental agency or entity, provided that the state has a process to review and act on complaints concerning institutions and enforce applicable state laws and that the institution complies with any applicable state approval or licensure requirements. The new state authorization regulations also require institutions offering fully online classes to students in a state where it is not physically located to meet any state requirements for it to legally offer postsecondary education in that state. We currently offer fully online programs through three of our institutions to students located across the country. In January 2011, 43,900 students, or 27.9% of all students attending our schools, were enrolled in fully online programs.

We are reviewing existing authorizations and operations in all states to ensure all of our institutions comply with the new expectations for both onground schools and fully online programs. Although we cannot predict with certainty how all of the regulations will be interpreted and implemented by the U.S. Department of Education, agency representatives have clarified that the intent of the new regulations is not to require postsecondary institutions to be licensed in every state and states are not required to create new regulatory structures to regulate all onground and online programs. Instead, the U.S. Department of Education will defer to the states to determine what types of approvals are necessary and an institution may be required to provide documentation to the U.S. Department of Education, upon request, to confirm they have received the necessary approval or exemption from a particular state, or that the regulations do not apply.

As a result, these new regulations may require some of our schools and/or programs to secure additional state consents or modify existing offerings as of July 1, 2011. Furthermore, certain states that previously approved or exempted some of our schools may be required to revise existing oversight and licensure processes to ensure existing approvals and exemptions comply with the U.S. Department of Education’s new expectations. Schools can apply for an extension of the July 1 deadline to allow states to revise existing processes and/or requirements to comply with the regulations, but cannot request extensions of the implementation date to provide documentation, if requested by the U.S. Department of Education, to confirm authorization, exemption, or inapplicability of jurisdiction. Accordingly, we have been seeking written confirmation from states regarding the applicability of standards based on current or expected conduct, submitting additional applications for authorization or exemption, and identifying states with oversight and/or approval processes that may not meet the the U.S. Department of Education’s expectations for state authorization after July 1, 2011. We anticipate that this project will be completed in advance of the July 1 implementation date. We cannot predict with certainty how all of the new state authorization regulations will be interpreted and implemented, but if we are unable to satisfactorily document the necessary state authorizations, or if states are unable or unwilling to revise existing processes to comply with new requirements by the U.S. Department of Education, certain programs or campuses may no longer be eligible for participation in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations.

•
Limiting the percentage of an enrolling institution’s (the “home institution”) program that could be provided by another institution if the institutions have a common, for-profit parent. The new regulations prohibit students who attend a home institution which is not authorized to offer online programs from taking more than 50% of their program from one of our three institutions that offer fully online programs even if an agreement exists between the two schools that has been approved by the home institution’s accrediting agency. We are assessing the impact of this new regulation on our Art Institutes, some of which have students who take online classes offered by The Art Institute of Pittsburgh, which is authorized to offer fully online programs.

In addition to the new regulations addressed above, the final regulations issued by the U.S. Department of Education include provisions regarding the definition of a credit hour; the administration of ability-to-benefit examinations; student attendance requirements; proof of high school graduation; requirements regarding an institution’s return of Title IV program funds; and certain other issues pertaining to a student’s eligibility to receive Title IV program funds. We are in the process of reviewing all of the final regulations issued on October 29, 2010. We cannot predict with certainty how the recently released or any other resulting regulations will be interpreted. Our inability to comply with the final regulations by the effective date of the regulations could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from the U.S. Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, adversely impact our stock price due to investor uncertainty, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulatory Oversight
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
During fiscal 2010, the U.S. Department of Education performed reviews of three of our 29 institutions, two of which remained open at June 30, 2010. Additional program reviews were performed at four of our institutions during the first six months of fiscal 2011. We have received final reports for three program reviews during the first six months of fiscal 2011 with no findings of material noncompliance and have not received final reports from the U.S. Department of Education for the other three program reviews. In addition, we received notice from the U.S. Department of Education in January 2011 that it intends to perform a program review at one of our institutions during the third quarter of fiscal 2011.
We are in the process of reviewing the proposed regulations to determine their potential impacts on the Company, our institutions, and the academic programs we offer. As part of this review, we are considering whether the goodwill at any of our reporting units has been impaired. Based on all information currently available to us, including the significant excess of estimated fair value over carrying value at our last annual impairment testing date of April 1, 2010, we do not believe that it is more likely than not that any of our reporting units has a fair value below its carrying value at December 31, 2010. Consequently, we do not believe a triggering event has occurred, and we have not completed an interim impairment analysis. If we determine, based on additional information, that the regulatory matters described above or the market value of our common stock result in a triggering event, we will perform an interim goodwill impairment analysis, which may result in a material impairment charge. For additional information refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies — Impairment of Goodwill and Indefinite-Lived Intangible Assets” contained within our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Contingencies
Refer to Item 1 — “Financial Statements — Note 13, Contingencies”.
New Accounting Standards Not Yet Adopted
None.

Non-GAAP Financial Measures
EBITDA, a measure used by management to measure operating performance, is defined as net income (loss) plus interest (income) expense, net, provision for (benefit from) income taxes and depreciation and amortization, including amortization of intangible assets. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Net income	$85.3	$20.3	$121.7	$36.0
Interest expense, net	28.6	30.4	56.1	66.7
Loss on extinguishment of debt (1)	8.4	44.8	8.4	44.8
Provision for income taxes	53.1	14.2	75.9	24.0
Depreciation and amortization	35.3	29.4	70.4	58.2

EBITDA	$210.7	$139.1	$332.5	$229.7

(1)
On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facilities. The amendment was accounted for as an extinguishment of the original term loan. As a result, we expensed $5.1 million of previously deferred financing fees that were being amortized through the original maturity date. In addition, we recorded $3.3 million as a loss on extinguishment of debt for fees paid to lenders in connection with the amendment.

In connection with the initial public offering in the prior year period, we retired $316.0 million of Senior Subordinated Notes in a tender offer at a premium of $39.5 million. We also accelerated amortization on the deferred financing fees that related to these notes for $5.3 million.

Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 31, 2010, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
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

For the 12 month
period ended
December 31,
2010
Net income	$254.3
Interest expense, net	110.8
Loss on extinguishment of debt	10.9
Provision for income taxes	133.7
Depreciation and amortization	135.5

EBITDA	645.2
Reversal of impact of unfavorable leases (1)	(0.6)
Severance and relocation	7.5
Capital taxes	2.5
Non-cash compensation (2)	9.3
Other	5.4

Adjusted EBITDA — Covenant Compliance	$669.3

(1)
Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.

(2)	Represents non-cash expense for stock options and restricted stock.
Our covenant requirements and actual ratios for the year ended December 31, 2010 are as follows:

	Covenant	Actual
Senior secured credit facility	Requirements	Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.20x	5.85	x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 4.50x	1.77	x

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
At December 31, 2010, we had total debt obligations of $1,532.6 million, including $1,109.1 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 7.6%. A hypothetical change of 1.25% in interest rates from December 31, 2010 levels would have increased or decreased interest expense by approximately $2.2 million for the variable rate debt in the six month period ended December 31, 2010.
Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At December 31, 2010, we had variable rate debt of $359.1 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three-month LIBOR and make payments based on a fixed rate of 5.4%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated as and qualify as cash flow hedges. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 10 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
For the six-month period ended December 31, 2010, we recorded a net change in interest rate swaps of $9.6 million, net of tax, in other comprehensive income consisting of an $18.7 million reclassification into earnings partially offset by a reduction of $9.1 million due to a periodic revaluation. The cumulative unrealized loss of $11.7 million, net of tax, at December 31, 2010 related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.

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
Information relating to legal proceedings is included in Note 13, Contingencies, to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes to our Risk Factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of Education Management Corporation common stock purchased by us during the three months ended December 31, 2010:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs (a)	Plans or Programs (a)
October 1 - October 31	—	$—	—	$21,721,405
November 1 - November 30	1,505,300	$14.42	1,505,300	$11,657
December 1 - December 31	1,016,000	$15.25	1,016,000	$84,513,433
Total quarter ended December 31, 2010	2,521,300	$14.76	2,521,300	$84,513,433

(a)
On December 8, 2010, the Company’s Board of Directors approved an increase in the size of its stock repurchase program from $50.0 million to $150.0 million. The Company also extended the date through which the purchases may occur from June 30, 2011 to December 31, 2011. Under the terms of the program, the Company may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Document

10.1
Amendment and Restatement Agreement dated December 7, 2010 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, BNP Paribas (“BNP”), as Administrative Agent and Collateral Agent, and BNP, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank National Association, each as Issuing Bank (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 8, 2010).

31.1	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: February 11, 2011

EDUCATION MANAGEMENT CORPORATION

/s/ Edward H. West
Edward H. West
President and Chief Financial Officer