Form 10-Q
period 2011-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2011-05-06
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of May 6, 2011, there were 132,665,901 shares of the registrant’s common stock outstanding.

INDEX

PAGE

PART I — FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	2

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

ITEM 4 CONTROLS AND PROCEDURES	46

PART II — OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	47

ITEM 1A RISK FACTORS	47

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

ITEM 3 DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4 REMOVED AND RESERVED	48

ITEM 5 OTHER INFORMATION	48

ITEM 6 EXHIBITS	49

SIGNATURES	50

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011	June 30, 2010	March 31, 2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$613,155	$373,546	$472,637
Restricted cash	52,907	12,842	26,482

Total cash, cash equivalents and restricted cash	666,062	386,388	499,119

Student receivables, net of allowances of $180,667, $124,242 and $118,246 (Note 4)	110,158	167,857	94,776
Notes, advances and other receivables	15,143	20,680	17,457
Inventories	11,785	11,655	13,242
Deferred income taxes	65,761	65,410	46,320
Other current assets	42,391	40,971	44,442

Total current assets	911,300	692,961	715,356
Property and equipment, net (Note 5)	695,761	678,846	634,587
Other long-term assets (Note 7)	89,915	93,441	82,168
Intangible assets, net (Note 6)	463,545	467,188	468,224
Goodwill (Note 6)	2,579,131	2,579,131	2,579,131

Total assets	$4,739,652	$4,511,567	$4,479,466

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 9)	$12,076	$12,103	$12,172
Accounts payable	43,420	71,211	48,150
Accrued liabilities (Note 8)	191,594	178,085	187,812
Accrued income taxes	24,400	17,851	31,704
Unearned tuition	104,610	155,746	89,540
Advance payments	293,368	72,154	158,788
Interest rate swap (Note 10)	9,561	—	—

Total current liabilities	679,029	507,150	528,166
Long-term debt, less current portion (Note 9)	1,517,480	1,526,635	1,529,661
Deferred income taxes	177,390	180,934	178,388
Deferred rent	190,548	165,808	154,240
Other long-term liabilities	16,947	54,345	66,624
Shareholders’ equity:
Common stock, at par	1,431	1,429	1,428
Additional paid-in capital	1,758,402	1,749,456	1,745,512
Treasury stock	(140,610)	(2,207)	—
Retained earnings	544,982	350,273	302,373
Accumulated other comprehensive loss	(5,947)	(22,256)	(26,926)

Total shareholders’ equity	2,158,258	2,076,695	2,022,387

Total liabilities and shareholders’ equity	$4,739,652	$4,511,567	$4,479,466

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net revenues	$754,340	$667,896	$2,192,238	$1,857,764
Costs and expenses:
Educational services	381,703	323,146	1,113,384	934,125
General and administrative	190,568	174,446	564,317	491,608
Management fees paid to affiliates	—	—	—	32,055
Depreciation and amortization	37,148	30,674	107,548	88,902

Total costs and expenses	609,419	528,266	1,785,249	1,546,690

Income before loss on extinguishment of debt, interest and income taxes	144,921	139,630	406,989	311,074
Interest expense, net	31,464	27,933	87,516	94,652
Loss on extinguishment of debt	—	2,445	8,363	47,207

Income before income taxes	113,457	109,252	311,110	169,215
Provision for income taxes	40,474	24,682	116,401	48,609

Net income	$72,983	$84,570	$194,709	$120,606

Earnings per share: (Note 2)
Basic	$0.54	$0.59	$1.40	$0.89
Diluted	$0.53	$0.59	$1.39	$0.89
Weighted average number of shares outstanding: (Note 2)
Basic	135,655	142,831	139,258	134,939
Diluted	136,759	143,936	140,003	135,675
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$194,709	$120,606
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	101,515	82,231
Amortization of intangible assets	6,033	6,671
Bad debt expense	105,807	78,574
Fair value adjustment to EFL loans (Note 7)	21,366	—
Amortization of debt issuance costs	5,177	6,127
Loss on extinguishment of debt	8,363	47,207
Share-based compensation	8,293	19,428
Non cash adjustments related to deferred rent	(2,842)	1,898
Changes in assets and liabilities:
Restricted cash	(40,065)	(16,110)
Receivables	(37,915)	(43,280)
Reimbursements for tenant improvements	18,354	8,229
Inventory	(113)	(3,868)
Other assets	(21,853)	(14,565)
Purchase of EFL loans	(23,888)	(51,501)
Accounts payable	(13,737)	696
Accrued liabilities	16,017	35,675
Unearned tuition	(51,136)	(29,202)
Advance payments	219,729	91,341

Total adjustments	319,105	219,551

Net cash flows provided by operating activities	513,814	340,157

Cash flows from investing activities:
Expenditures for long-lived assets	(106,324)	(119,825)
Reimbursements for tenant improvements	(18,354)	(8,229)

Net cash flows used in investing activities	(124,678)	(128,054)

Cash flows from financing activities:
Payments under revolving credit facility	—	(100,000)
Retirement of senior subordinated notes	—	(378,952)
Issuance of common stock	655	387,998
Common stock repurchased for treasury	(135,660)	—
Principal payments on long-term debt	(9,182)	(9,489)
Debt issuance costs	(5,411)	(2,400)

Net cash flows used in financing activities	(149,598)	(102,843)

Effect of exchange rate changes on cash and cash equivalents	71	59

Net change in cash and cash equivalents	239,609	109,319
Cash and cash equivalents, beginning of period	373,546	363,318

Cash and cash equivalents, end of period	$613,155	$472,637

Cash paid during the period for:
Interest (including swap settlement)	$77,189	$81,734
Income taxes	126,535	53,868
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
	Common	Additional			Other
	Stock at	Paid-in	Treasury	Retained	Comprehensive
	Par Value (c)	Capital	Stock (c)	Earnings	Loss		Total
Balance at June 30, 2009	$1,198	$1,338,316	$—	$181,767	$(35,628	)(b)	$1,485,653

Issuance of common stock	231	389,210		—	—		389,441
Share-based compensation	—	21,670		—	—		21,670
Excess tax benefit from share-based compensation	—	260		—	—		260
Common stock repurchased for treasury	—	—	(2,207)	—	—		(2,207)

Comprehensive income: (a)
Net income	—	—	—	168,506	—		168,506
Foreign currency translation	—	—	—	—	458		458
Reclassification into earnings on interest rate swaps, net of tax of $14,005	—	—	—	—	23,795		23,795
Periodic revaluation of interest rate swaps, net of tax of $6,430	—	—	—	—	(10,881)		(10,881)

Net change in interest rate swaps	—	—	—	—	12,914		12,914

Comprehensive income	—	—	—	—	—		181,878

Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256	)(b)	$2,076,695

Issuance of common stock	2	653	—	—	—		655
Share-based compensation	—	8,293	—	—	—		8,293
Common stock repurchased for treasury	—	—	(138,403)	—	—		(138,403)

Comprehensive income:
Net income	—	—	—	194,709	—		194,709
Foreign currency translation	—	—	—	—	972		972
Reclassification into earnings on interest rate swaps, net of tax of $10,451	—	—	—	—	17,796		17,796
Periodic revaluation of interest rate swaps, net of tax of $1,416	—	—	—	—	(2,459)		(2,459)

Net change in interest rate swaps	—	—	—	—	15,337		15,337

Comprehensive income	—	—	—	—	—		211,018

Balance at March 31, 2011	$1,431	$1,758,402	$(140,610)	$544,982	$(5,947	)(b)	$2,158,258

(a)	During the nine months ended March 31, 2010, other comprehensive income consisted of a $17.8 million reclassification into earnings, net of tax, a $(10.1) million reduction on interest rate swaps due to a periodic revaluation, net of tax and a $1.0 million foreign currency translation gain.

(b)	The balance in accumulated other comprehensive loss at March 31, 2011, June 30, 2010 and March 31, 2010 is comprised of $6.0 million, $21.4 million and $26.5 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $0.1 million, $(0.9) million and $(0.4) million of a cumulative foreign currency translation gain/(loss), respectively.

(c)	There were 600,000,000 authorized shares of par value $0.01 common stock at March 31, 2011, June 30, 2010 and March 31, 2010. Common stock of 142,848,312 shares was issued and outstanding at March 31, 2010. Common stock and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Outstanding
Balance at June 30, 2009	—	119,770,277
Repurchased for treasury	123,000	(123,000)
Public offering	—	23,000,000
Issued for stock-based compensation plans	—	205,141

Balance at June 30, 2010	123,000	142,852,418
Repurchased for treasury	9,161,672	(9,161,672)
Issued for stock-based compensation plans	—	116,097

Balance at March 31, 2011	9,284,672	133,806,843

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation and its subsidiaries (the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2011 and 2010, and its consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 and of cash flows for the nine months ended March 31, 2011 and 2010. The consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2010 has been derived from the consolidated audited balance sheet included in the Form 10-K.
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Initial Public Offering
In October 2009, the Company completed an initial public offering of 23.0 million shares of common stock, $0.01 par value, at a per share price of $18.00 (the “initial public offering”). Net proceeds to the Company, after transaction costs, totaled approximately $387.3 million, of which $355.5 million was used to purchase $316.0 million of the Senior Subordinated Notes in a tender offer and $29.6 million was used to pay a termination fee under a management agreement entered into with the Sponsors in connection with the Transaction. In addition, the availability for borrowing under EM LLC’s revolving credit facility increased from $388.5 million to $442.5 million effective upon the closing of the initial public offering. No Sponsor-owned shares were sold in connection with the initial public offering.
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
Reclassifications
Certain reclassifications of March 31, 2010 data have been made to conform to the March 31, 2011 presentation.
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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net income	$72,983	$84,570	$194,709	$120,606

Weighted average number of shares outstanding:
Basic	135,655	142,831	139,258	134,939
Effect of stock-based awards	1,104	1,105	745	736

Diluted	136,759	143,936	140,003	135,675

Earnings per share:
Basic	$0.54	$0.59	$1.40	$0.89
Diluted	$0.53	$0.59	$1.39	$0.89

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Because certain performance and market conditions have not been met with respect to the Company’s performance-based options, as further described in Note 3, the Company has determined these options to be contingently issuable at March 31, 2011 and 2010. As a result, all 3.3 million of outstanding performance options have been excluded from the computation of diluted EPS in the three and nine month periods ended March 31, 2011 and 2010. Additionally, time-based options to purchase 4.0 million and 1.6 million shares of common stock were outstanding for the three month periods ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. As a result, time-based options that have a dilutive effect were the only options included in the diluted EPS calculation for the three and nine month periods ended March 31, 2011 and 2010.
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
Upon completion of the initial public offering in October 2009, the Company recognized $15.2 million of previously deferred stock-based compensation costs due to the removal of certain conditions that existed related to the inability of option holders to obtain fair market value for stock options granted under the 2006 Plan. The Company also granted stock options and restricted stock under the Omnibus Plan in connection with the initial public offering. The Company recognized $2.9 million and $8.3 million of share-based compensation expense related to outstanding time-based stock options, restricted stock and other awards during the three and nine month periods ended March 31, 2011, respectively. The Company recognized $2.2 million and $19.4 million of share-based compensation expense during the three and nine month periods ended March 31, 2010, respectively.
The Company continues to defer compensation expense on performance-based options granted under the 2006 Plan, which have elements of both performance and market conditions, because the performance conditions are not probable of being met at March 31, 2011.
During the nine month period ended March 31, 2011, the Company granted 2.5 million time-based stock options, which vest over a four year period, at a weighted average exercise price of $14.65 per share. Using key assumptions of 44% for stock price volatility and 6.25 years for expected option term, these options had an estimated fair value of $6.65 per option using the Black-Scholes method of estimating fair value.
Approximately 0.1 million of stock options were exercised during the nine month period ended March 31, 2011. Net of estimated forfeitures, the Company had $23.4 million of unrecognized compensation cost relating to time-based stock options and $8.6 million of unrecognized compensation cost related to performance-based stock options at March 31, 2011.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On April 29, 2011, the Company’s Board of Directors approved a plan to modify the vesting conditions of the existing performance-based stock options. After giving effect to the modification, the options will vest upon the greater of the percentage of the Company’s common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Stockholders”) or on certain return on investment hurdles achieved by the Principal Stockholders. The exercise price and contractual life of the performance-based stock options did not change. Since the modified vesting conditions are not probable of being met, the Company will not have compensation expense until those conditions become probable of being met. The Company is in the process of determining the new unrecognized compensation cost on the modified performance-based stock options.
Long Term Incentive Compensation Plan
In fiscal 2007, the Company adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to the Principal Stockholders in connection with a change in control of the Company. Out of a total of 1,000,000 units authorized, approximately 656,000 units were outstanding under the LTIC Plan at March 31, 2011. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan in stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.5 million at March 31, 2011.
Stock Repurchase Program
On March 11, 2011, the Company’s Board of Directors approved an increase to the size of the Company’s stock repurchase program from $150.0 million to $250.0 million. The date through which the repurchases may occur remained December 31, 2011. Under the terms of the program, the Company may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company has repurchased 9.3 million shares of its common stock for $140.6 million under the program from its inception in June 2010 through March 31, 2011, of which $2.7 million settled after March 31, 2011. At March 31, 2011, approximately $109.4 million remained available under the program to be used for future stock repurchases.
4. STUDENT RECEIVABLES
The Company records student receivables at cost less an estimated allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student. The reserve is established based on the likelihood of collection considering the Company’s historical experience, which is updated on a frequent basis. The reserve methodology results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at a high rate and are written off after repeated collection attempts have been unsuccessful.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	March 31, 2011	June 30, 2010	March 31, 2010
Land	$17,649	$17,655	$17,861
Buildings and improvements	75,315	74,764	73,917
Leasehold improvements and capitalized lease costs	505,157	446,992	404,383
Furniture and equipment	141,916	128,411	117,117
Technology and other equipment	260,373	226,587	205,144
Software	65,130	56,350	53,083
Library books	37,941	35,051	33,551
Construction in progress	24,779	29,850	44,553

Total	1,128,260	1,015,660	949,609
Less accumulated depreciation	(432,499)	(336,814)	(315,022)

Property and equipment, net	$695,761	$678,846	$634,587

Depreciation and amortization of property and equipment was $35.1 million and $28.6 million, respectively, for the three months ended March 31, 2011 and 2010. Depreciation and amortization of property and equipment was $101.5 million and $82.2 million, respectively, for the nine month periods ended March 31, 2011 and 2010.
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
The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each fiscal year. During interim periods, the Company reviews forecasts, its market capitalization, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the nine month period ended March 31, 2011, the Company identified no such triggering events, and as a result, no impairments were recorded.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Intangible Assets
Intangible assets consisted of the following amounts (in thousands):

	March 31, 2011		June 30, 2010		March 31, 2010
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	34,327	(22,303)	31,948	(18,412)	30,935	(17,191)
Student contracts, applications and relationships	39,511	(34,881)	39,511	(34,048)	39,511	(33,687)
Favorable leases and other	19,448	(14,736)	19,403	(13,393)	19,425	(12,948)

Total intangible assets	$535,465	$(71,920)	$533,041	$(65,853)	$532,050	$(63,826)

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
Amortization of intangible assets for the three months ended March 31, 2011 and 2010 was $2.0 million and $2.1 million, respectively. Amortization of intangible assets for the nine month period ended March 31, 2011 and 2010 was $6.0 million and $6.7 million, respectively.
Total estimated amortization on the Company’s existing intangible assets at March 31, 2011 for each of the years ending June 30, 2011 through 2015 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2011 (remainder)	$2,001
2012	8,082
2013	5,735
2014	3,967
2015	1,581
Thereafter	—
7. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following amounts (in thousands):

	March 31,	June 30,	March 31,
	2011	2010	2010
EFL loans	$44,403	$49,529	$35,502
Deferred financing fees	17,407	25,536	27,538
Other	28,105	18,376	19,128

Total other long-term assets	$89,915	$93,441	$82,168

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In August 2008, the Company introduced the Education Finance Loan program with a private lender, which enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the Education Finance Loan program, the Company purchased loans that were originated by a private lender (“EFL Loans”). The Company has only awarded aid under the Education Finance Loan program in fiscal 2011 to students who had received aid under the program before June 30, 2010.
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
In December 2010, EFL Loans were redesignated from held for investment to held for sale, and the Company recorded the loans at the lower of cost or fair market value. On April 14, 2011, the Company sold its wholly-owned subsidiary which holds the EFL Loans to an unrelated third party for proceeds of $44.4 million. In connection with the sale, the Company pre-funded approximately $1.6 million for the purchase of EFL Loans through June 30, 2011. This transaction was considered in determining the required fair market value adjustment of $13.2 million on March 31, 2011. Including this fair value adjustment, the Company recorded a total fair value adjustment of $13.9 million and $21.4 million, respectively, in educational services expense during the three and nine months ended March 31, 2011. As a result of the above-mentioned sale, the Company has no future obligations to fund additional purchases of loans from the private lender under the Education Finance Loan program.
8. ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	March 31,	June 30,	March 31,
	2011	2010	2010
Payroll and related taxes	$67,526	$67,803	$67,775
Capital expenditures	7,275	10,020	11,187
Advertising	34,767	32,474	30,009
Interest	21,727	12,732	21,790
Benefits	11,748	12,014	9,569
Other	48,551	43,042	47,482

Total accrued liabilities	$191,594	$178,085	$187,812

9. SHORT-TERM AND LONG-TERM DEBT
Senior Secured Credit Facilities Amendment:
On December 7, 2010, EM LLC entered into an agreement to amend and extend its senior secured credit facilities, which include a $442.5 million revolving credit facility and a $1.1 billion term loan. Under the agreement, lenders providing $328.3 million, or 74%, of the current capacity under the revolving credit facility extended their commitments from June 1, 2012 to June 1, 2015, at a new interest rate of LIBOR + 4.00%. In addition, holders of an aggregate $758.7 million, or 68%, of the term loan agreed to extend the maturity date from June 1, 2013 to June 1, 2016 and increase the interest rate on these borrowings from LIBOR + 1.75% to LIBOR + 4.00%. Lenders who did not extend will continue to be paid interest based on the margin spreads in place prior to the amendment.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The lenders also approved other amendments to the senior secured credit facilities, including a springing maturity of March 1, 2014 for the term loan in the event that EM LLC does not refinance, extend or pay in full the Senior Notes due 2014 on or prior to March 1, 2014. The amendments also included an increase to the covenant basket amount for capital expenditures and certain restricted payments, a tightening of the leverage ratio requirements through the remainder of fiscal 2011, an increase in the amount of the revolving credit line available for letters of credit to $425.0 million and the ability to use cash to collateralize letters of credit.
The amendment of the term loan was accounted for as an extinguishment of the original term loan, which resulted in a loss on extinguishment of debt of $8.4 million. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in cash paid to lenders in connection with the amendment.
Short-Term Debt:
EM LLC had no borrowings under its $442.5 million revolving credit facility at March 31, 2011, June 30, 2010 or March 31, 2010. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Covenant Compliance”.
EM LLC had outstanding letters of credit of $280.8 million at March 31, 2011. The majority of these letters of credit are with the U.S. Department of Education, which requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit was $259.8 million at March 31, 2011. The outstanding letters of credit reduced the amount available for borrowings under the revolving credit facility to $161.7 million at March 31, 2011.
On April 11, 2011, the Company increased its letter of credit with the U.S. Department of Education to $361.5 million, which is 15% of total Title IV aid received by students attending the Company’s institutions during fiscal 2010. Immediately following this increase, the Company had $75.0 million of additional borrowings available under the revolving credit facility.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Long-Term Debt:
The Company’s long-term debt consisted of the following amounts (in thousands):

	March 31,	June 30,	March 31,
	2011	2010	2010
Senior secured term loan facility, due 2013	$351,445	$1,114,977	$1,117,940
Senior secured term loan facility, due 2016	754,645	—	—
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	47,680	47,680	47,680
Other	786	1,081	1,213

Total long-term debt	1,529,556	1,538,738	1,541,833
Less current portion	12,076	12,103	12,172

Total long term debt, less current portion	$1,517,480	$1,526,635	$1,529,661

The interest rate on the senior secured term loan facility due in 2013, which equals three-month LIBOR plus a margin spread of 1.75%, was 2.1% at March 31, 2011, 2.3% at June 30, 2010 and 2.1% at March 31, 2010. The interest rate on the senior secured term loan facility due in 2016, which equals three-month LIBOR plus a margin spread of 4.0%, was 4.3% at March 31, 2011.
During the nine months ended March 31, 2010, the Company purchased Senior Subordinated Notes with a total face value of approximately $337.3 million through two tender offer transactions. As the Senior Subordinated Notes were purchased at a premium, the Company recorded losses of $2.4 million and $47.2 million in the three and nine months ended March 31, 2010, respectively. These losses included the acceleration of amortization on previously deferred debt fees of $0.3 million and $5.6 million in the three and nine month periods ended March 31, 2010, respectively.
On April 29, 2011, the Company notified the Trustee of its intention to call the remaining $47.7 million of the Senior Subordinated Notes on June 1, 2011 for a price of 105.125%. The premium of $2.4 million and remaining amortization on related deferred financing fees of $0.6 million will be recorded as a loss on extinguishment of debt in the fourth quarter of fiscal 2011.
10. DERIVATIVE INSTRUMENTS
EM LLC utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term loan facility. At March 31, EM LLC has two five-year interest rate swaps outstanding through July 1, 2011, each for a notional amount of $375.0 million. The interest rate swaps effectively convert a portion of the variable interest rate on the senior secured term loan to a fixed rate. EM LLC receives payments based on the three-month LIBOR and makes payments based on a fixed rate of 5.4%.
The fair value of the interest rate swaps was $9.6 million at March 31, 2011, which was recorded as part of current liabilities on the consolidated balance sheet since the agreements mature within one year. The fair value of the interest rate swaps was $33.9 million and $42.3 million at June 30, 2010 and March 31, 2010, respectively, which was recorded in other long-term liabilities on the consolidated balance sheets.
During the three and nine months ended March 31 of both 2011 and 2010, the Company reclassified approximately $6.1 million and $17.8 million, net of tax, respectively, from accumulated other comprehensive loss to the consolidated statement of operations, all of which was paid due to regularly recurring quarterly settlements of the interest rate swaps. The Company recorded an unrealized after-tax loss of $0.4 million and $3.4 million for the three months ended March 31, 2011 and 2010, respectively, and $2.5 million and $10.1 million for the nine months ended March 31, 2011 and 2010, respectively, in other comprehensive loss related to the change in market value of the swap agreements. Additionally, at March 31, 2011, there was a cumulative unrealized loss of $6.0 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s consolidated balance sheet that will be reclassified to the consolidated statement of operations over the remaining three months of the term of the interest rate swaps based on current interest rates and underlying debt obligations at March 31, 2011. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company used Level 2 inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable, including obtaining quotes from counterparties, which are based on three-month LIBOR forward curves, and assessing non-performance risk based upon published market data.
On April 7, 2011, the Company entered into three interest rate swap agreements for an aggregate notional amount of $950.0 million. All swap agreements are effective July 1, 2011. The first swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% until the scheduled maturity of the underlying borrowings on June 1, 2013. The other two swap agreements are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. One of the swap agreements for $312.5 million was entered into with an affiliate of one of the Sponsors.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	March 31, 2011		June 30, 2010		March 31, 2010
	Carrying		Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Value	Fair Value
Variable rate debt	$1,106,090	$1,082,146	$1,114,977	$1,036,929	$1,117,940	$1,089,992
Fixed rate debt	423,466	431,936	423,761	426,979	423,893	437,082

Total debt	$1,529,556	$1,514,082	$1,538,738	$1,463,908	$1,541,833	$1,527,074
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 10. The fair values of the Company’s debt instruments are determined based on each instrument’s trading value at the dates presented.
As described in Note 7, EFL Loans under the Education Finance Loan program were redesignated from held for investment to held for sale in December 2010. At March 31, 2011, the loans were recorded at market value using Level 2 inputs, as the loans were sold to an unrelated third party in April 2011.
As described in Note 10, the fair value of the interest rate swap was recorded as part of current liabilities on the consolidated balance sheet at March 31, 2011 since the agreements mature within one year. In past periods, the fair value of the interest rate swap was recorded as part of other long-term liabilities on the consolidated balance sheets.
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company’s effective tax rate was 35.7% and 37.4% for the three and nine months ended March 31, 2011 and 22.6% and 28.7% for the three and nine months ended March 31, 2010. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
As a result of the expiration of certain statutes of limitation with respect to the 2007 and 2006 tax years, the Company’s liability for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes, decreased by $4.3 million and $16.3 million during the three and nine month periods ended March 31, 2011 and 2010, respectively. The Company’s effective tax rate was impacted by $3.5 million and $17.9 million during the three and nine month periods ending March 31, 2011 and 2010, respectively, related to these statute of limitation expirations.
As of March 31, 2011, the Company’s accrual for uncertain tax positions was $5.3 million, excluding interest and the indirect benefits associated with state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits, excluding interest and the indirect benefits associated with state income taxes, will decrease by $0.8 million within the next twelve months due to the expiration of certain statutes of limitation with respect to the 2008 tax year. If recognized, the resultant tax benefit will be a discrete item in the third quarter of fiscal year 2012.
The statutes of limitation for the Company’s U.S. income tax return are closed for years through fiscal 2007. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local income tax returns are generally closed for years through fiscal 2006.
13. CONTINGENCIES
Securities Class Action
On August 11, 2010, a securities class action complaint captioned Gaer v. Education Management Corp., et. al was filed against the Company, certain of its executive officers and directors, and certain underwriters of the Company’s initial public offering. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934 due to allegedly false and misleading statements in connection with the Company’s initial public offering and the Company’s subsequent press releases and filings with the Securities and Exchange Commission. On November 10, 2010, the Court granted the Oklahoma Police Pension and Retirement System’s motion to serve as lead plaintiff in the lawsuit. On January 10, 2011, the lead plaintiff and the Southeastern Pennsylvania Transportation Authority filed an Amended Class Action Complaint with the Court alleging similar violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 and adding one additional individual defendant and other underwriters from the Company’s initial public offering. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.
Incentive Compensation Matters
On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel., Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et. al (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice’s decision to intervene in the case under the federal False Claims Act. Several of the states listed on the case caption have joined the case based on qui tam actions filed under their respective state False Claims Acts. The case, which is pending in the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. The Company previously disclosed the receipt of a request from the Department of Justice, Civil Division, for documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation in connection with a qui tam action pending in United States District Court for the Western District of Pennsylvania but that was under seal at the time. The complaint was filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The Company believes the claims to be without merit and intends to vigorously defend itself.
On May 6, 2010, a qui tam action captioned Buchanan v. South University Online and Education Management Corporation filed under the False Claims Act in July 2007 was unsealed due to the U.S. Department of Justice’s decision to not intervene in the action at that time. The case, which is also pending in the United States District Court for the Western District of Pennsylvania, makes similar allegations to the Washington case that the defendants’ compensation plans for admission representatives violated the HEA and U.S. Department of Education regulations. The complaint was filed by a former admissions representative for the online programs offered by South University and requests damages similar to Washington. The Company believes the claims to be without merit and intends to defend this action vigorously
OIG Subpoena
On March 22, 2011, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of online programs offered by South University and The Art Institute of Pittsburgh for the time period beginning January 1, 2006 through the date of the subpoena. The Company intends to cooperate with the subpoena and investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in February 2012. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the previous lawsuits. Defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. The court signed the order of non-suit in August 2010, and the case was closed. The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.
State Attorney General Investigations
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General has announced an investigation of the business practices of for-profit postsecondary schools and that subpoenas had been issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
In October 2010, Argosy University received a subpoena from the Florida Attorney General’s office seeking a wide range of documents related to the Company’s institutions, including the nine institutions located in Florida, from January 2, 2006 to the present. The Florida Attorney General has announced that it is investigating potential misrepresentations in recruitment, financial aid and other areas. The Company is cooperating with the investigation, but has also filed a suit to quash or limit the subpoena and to protect information sought that constitutes proprietary or trade secret information. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
14. RELATED PARTY TRANSACTIONS
In connection with the debt amendment described in Note 9, the Company paid an arranger fee of $1.1 million to an affiliate of one of the Sponsors in the second quarter of fiscal 2011.
In connection with the Transaction and under the terms of an agreement between the Company and the Sponsors, the Company agreed to pay annual advisory fees of $5.0 million to the Sponsors. This agreement included customary exculpation and indemnification provisions in favor of the Sponsors and their affiliates. Upon the completion of the initial public offering, the Company terminated the agreement with the Sponsors and paid a non-recurring fee of $29.6 million. The termination fee is included in management fees paid to affiliates in the accompanying consolidated statements of operations for the nine months ended March 31, 2010.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
In June 2006 and April 2011, the Company entered into interest rate swap agreements in the amount of $375.0 million and $312.5 million, respectively, with an affiliate of one of the Sponsors. The terms of these agreements are discussed in Note 10.
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
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of March 31, 2011, June 30, 2010 and March 31, 2010. The statements of operations for the three and nine month periods ended March 31, 2011 and 2010 and of condensed cash flows for the nine month periods ended March 31, 2011 and 2010 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2011 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$543,502	$10,636	$9,919	$—	$564,057	$49,098	$—	$613,155
Restricted cash	21,571	—	31,336	—	52,907	—	—	52,907
Student and other receivables, net	(77)	101	125,273	—	125,297	4	—	125,301
Inventories	(254)	117	11,922	—	11,785	—	—	11,785
Other current assets	31,085	418	76,649	—	108,152	—	—	108,152

Total current assets	595,827	11,272	255,099	—	862,198	49,102	—	911,300

Property and equipment, net	70,212	7,172	618,377	—	695,761	—	—	695,761
Intangible assets, net	2,445	53	461,047	—	463,545	—	—	463,545
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	692,994	(106,974)	(857,282)	—	(271,262)	271,262	—	—
Other long-term assets	33,247	44,196	12,473	—	89,916	(1)	—	89,915
Investment in subsidiaries	2,138,249	—	—	(2,138,249)	—	1,837,633	(1,837,633)	—

Total assets	$3,540,302	$(44,281)	$3,061,517	$(2,138,249)	$4,419,289	$2,157,996	$(1,837,633)	$4,739,652

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	149,582	3,881	513,492	—	666,955	(2)	—	666,953

Total current liabilities	161,432	3,881	513,718	—	679,031	(2)	—	679,029

Long-term debt, less current portion	1,516,920	—	560	—	1,517,480	—	—	1,517,480
Other long-term liabilities	32,726	1,325	173,444	—	207,495	—	—	207,495
Deferred income taxes	(8,409)	(23,987)	210,046	—	177,650	(260)	—	177,390

Total liabilities	1,702,669	(18,781)	897,768	—	2,581,656	(262)	—	2,581,394

Total shareholders’ equity (deficit)	1,837,633	(25,500)	2,163,749	(2,138,249)	1,837,633	2,158,258	(1,837,633)	2,158,258

Total liabilities and shareholders’ equity (deficit)	$3,540,302	$(44,281)	$3,061,517	$(2,138,249)	$4,419,289	$2,157,996	$(1,837,633)	$4,739,652

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

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$402,671	$4,685	$18,867	$—	$426,223	$46,414	$—	$472,637
Restricted cash	737	500	25,245	—	26,482	—	—	26,482
Student and other receivables, net	14,900	96	97,235	—	112,231	2	—	112,233
Inventories	—	168	13,074	—	13,242	—	—	13,242
Other current assets	28,492	615	61,655	—	90,762	—	—	90,762

Total current assets	446,800	6,064	216,076	—	668,940	46,416	—	715,356

Property and equipment, net	55,787	6,610	572,190	—	634,587	—	—	634,587
Intangible assets, net	2,829	67	465,328	—	468,224	—	—	468,224
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	937,892	(62,315)	(1,277,814)	—	(402,237)	402,237	—	—
Other long-term assets	41,276	35,295	5,598	—	82,169	(1)	—	82,168
Investment in subsidiaries	1,835,815	—	—	(1,835,815)	—	1,573,920	(1,573,920)	—

Total assets	$3,327,727	$(14,279)	$2,553,181	$(1,835,815)	$4,030,814	$2,022,572	$(1,573,920)	$4,479,466

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$322	$—	$12,172	$—	$—	$12,172
Other current liabilities	162,718	3,934	349,157	—	515,809	185	—	515,994

Total current liabilities	174,568	3,934	349,479	—	527,981	185	—	528,166

Long-term debt, less current portion	1,528,770	—	891	—	1,529,661	—	—	1,529,661
Other long-term liabilities	66,066	7,395	147,403	—	220,864	—	—	220,864
Deferred income taxes	(15,597)	(12,206)	206,191	—	178,388	—	—	178,388

Total liabilities	1,753,807	(877)	703,964	—	2,456,894	185	—	2,457,079

Total shareholders’ equity (deficit)	1,573,920	(13,402)	1,849,217	(1,835,815)	1,573,920	2,022,387	(1,573,920)	2,022,387

Total liabilities and shareholders’ equity (deficit)	$3,327,727	$(14,279)	$2,553,181	$(1,835,815)	$4,030,814	$2,022,572	$(1,573,920)	$4,479,466

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$1,699	$752,641	$—	$754,340	$—	$—	$754,340
Costs and expenses:
Educational services	20,567	15,923	345,213	—	381,703	—	—	381,703
General and administrative	(26,170)	(651)	217,332	—	190,511	57	—	190,568
Depreciation and amortization	6,695	81	30,372	—	37,148	—	—	37,148

Total costs and expenses	1,092	15,353	592,917	—	609,362	57	—	609,419

Income (loss) before loss on extinguishment of debt, interest and income taxes	(1,092)	(13,654)	159,724	—	144,978	(57)	—	144,921
Interest (income) expense, net	32,110	(1,233)	598	—	31,475	(11)	—	31,464
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Equity in earnings of subsidiaries	(94,437)	—	—	94,437	—	(73,029)	73,029	—

Income (loss) before income taxes	61,235	(12,421)	159,126	(94,437)	113,503	72,983	(73,029)	113,457
Provision for (benefit from) income taxes	(11,794)	(4,569)	56,837	—	40,474	—	—	40,474

Net income (loss)	$73,029	$(7,852)	$102,289	$(94,437)	$73,029	$72,983	$(73,029)	$72,983

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(1,232)	$669,128	$—	$667,896	$—	$—	$667,896
Costs and expenses:
Educational services	17,068	(738)	306,816	—	323,146	—	—	323,146
General and administrative	(19,587)	(94)	194,070	—	174,389	57	—	174,446
Management fees paid to affiliates	—	—	—	—	—	—	—	—
Depreciation and amortization	4,570	59	26,045	—	30,674	—	—	30,674

Total costs and expenses	2,051	(773)	526,931	—	528,209	57	—	528,266

Income (loss) before loss on extinguishment of debt, interest and income taxes	(2,051)	(459)	142,197	—	139,687	(57)	—	139,630
Interest expense, net	27,811	(560)	688	—	27,939	(6)	—	27,933
Loss on extinguishment of debt	2,445	—	—	—	2,445	—	—	2,445
Equity in earnings of subsidiaries	(123,604)	—	—	123,604	—	(84,621)	84,621	—

Income (loss) before income taxes	91,297	101	141,509	(123,604)	109,303	84,570	(84,621)	109,252
Provision for (benefit from) income taxes	6,676	168	17,838	—	24,682	—	—	24,682

Net income (loss)	$84,621	$(67)	$123,671	$(123,604)	$84,621	$84,570	$(84,621)	$84,570

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2011 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$3,395	$2,188,843	$—	$2,192,238	$—	$—	$2,192,238
Costs and expenses:
Educational services	55,674	28,206	1,029,504	—	1,113,384	—	—	1,113,384
General and administrative	(75,816)	(1,682)	641,644	—	564,146	171	—	564,317
Depreciation and amortization	18,343	247	88,958	—	107,548	—	—	107,548

Total costs and expenses	(1,799)	26,771	1,760,106	—	1,785,078	171	—	1,785,249

Income (loss) before loss on extinguishment of debt, interest and income taxes	1,799	(23,376)	428,737	—	407,160	(171)	—	406,989
Interest (income) expense, net	89,013	(3,305)	1,847	—	87,555	(39)	—	87,516
Loss on extinguishment of debt	8,363	—	—	—	8,363	—	—	8,363
Equity in earnings of subsidiaries	(254,673)	—	—	254,673	—	(194,841)	194,841	—

Income (loss) before income taxes	159,096	(20,071)	426,890	(254,673)	311,242	194,709	(194,841)	311,110
Provision for (benefit from) income taxes	(35,745)	(7,506)	159,652	—	116,401	—	—	116,401

Net income (loss)	$194,841	$(12,565)	$267,238	$(254,673)	$194,841	$194,709	$(194,841)	$194,709

CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$(4,691)	$1,862,455	$—	$1,857,764	$—	$—	$1,857,764
Costs and expenses:
Educational services	43,242	(3,264)	894,147	—	934,125	—	—	934,125
General and administrative	(54,293)	297	545,433	—	491,437	171	—	491,608
Management fees paid to affiliates	32,055	—	—	—	32,055	—	—	32,055
Depreciation and amortization	13,472	186	75,244	—	88,902	—	—	88,902

Total costs and expenses	34,476	(2,781)	1,514,824	—	1,546,519	171	—	1,546,690

Income (loss) before loss on extinguishment of debt, interest and income taxes	(34,476)	(1,910)	347,631	—	311,245	(171)	—	311,074
Interest (income) expense, net	93,334	(768)	2,130	—	94,696	(44)	—	94,652
Loss on extinguishment of debt	47,207	—	—	—	47,207	—	—	47,207
Equity in earnings of subsidiaries	(245,451)	—	—	245,451	—	(120,703)	120,703	—

Income (loss) before income taxes	70,434	(1,142)	345,501	(245,451)	169,342	120,576	(120,703)	169,215
Provision for (benefit from) income taxes	(50,269)	(328)	99,236	—	48,639	(30)	—	48,609

Net income (loss)	$120,703	$(814)	$246,265	$(245,451)	$120,703	$120,606	$(120,703)	$120,606

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2011 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated
Net cash flows provided by (used in) operations	$(43,736)	$(9,878)	$566,637	$513,023	$791	$513,814

Cash flows from investing activities:
Expenditures for long-lived assets	(10,730)	(1,096)	(94,498)	(106,324)	—	(106,324)
Other investing activities	—	—	(18,354)	(18,354)	—	(18,354)

Net cash flows used in investing activities	(10,730)	(1,096)	(112,852)	(124,678)	—	(124,678)

Cash flows from financing activities:
Net repayments of debt and other	(14,298)	—	(295)	(14,593)	—	(14,593)
Common stock repurchased and stock option exercises	—	—	—	—	(135,005)	(135,005)
Intercompany transactions	600,740	21,295	(757,040)	(135,005)	135,005	—

Net cash flows provided by (used in) financing activities	586,442	21,295	(757,335)	(149,598)	—	(149,598)

Effect of exchange rate changes on cash and cash equivalents	—	—	71	71	—	71

Increase (decrease) in cash and cash equivalents	531,976	10,321	(303,479)	238,818	791	239,609
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546

Ending cash and cash equivalents	$543,498	$10,635	$9,924	$564,057	$49,098	$613,155

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2010 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated
Net cash flows provided by (used in) operations	$(55,044)	$(24,367)	$419,098	$339,687	$470	$340,157

Cash flows from investing activities
Expenditures for long-lived assets	(10,534)	(1,248)	(108,043)	(119,825)	—	(119,825)
Other investing activities	—	—	(8,229)	(8,229)	—	(8,229)

Net cash flows used in investing activities	(10,534)	(1,248)	(116,272)	(128,054)	—	(128,054)

Cash flows from financing activities
Net repayments of debt and other	(490,243)	—	(598)	(490,841)	—	(490,841)
Net proceeds from issuance of common stock, including stock-based compensation	—	—	—	—	387,998	387,998
Intercompany transactions	942,703	29,819	(588,707)	383,815	(383,815)	—

Net cash flows provided by (used in) financing activities	452,460	29,819	(589,305)	(107,026)	4,183	(102,843)

Effect of exchange rate changes on cash and cash	—	—	59	59	—	59

Increase (decrease) in cash and cash equivalents	386,882	4,204	(286,420)	104,666	4,653	109,319
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$402,671	$4,685	$18,867	$426,223	$46,414	$472,637

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are among the largest providers of post-secondary education in North America, with over 158,300 enrolled students as of October 2010. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. We target a large and diverse market as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields.
We have undertaken multiple initiatives to address the growing demand for post-secondary education in the United States. Through the first three quarters of fiscal 2011, we opened three new locations, developed ten new academic programs and introduced over 165 new or existing academic programs to locations that had not previously offered such programs. On average, new locations take two years to become profitable. We continue to make significant capital investments in technology and human resources designed to facilitate future enrollment growth and to support students.
We also continue to upgrade our infrastructure, student interfaces and student support systems and invest significantly in our online education platform. In January 2011, fully online programs offered by South University started to transition from a quarterly term-based to a non-term based academic calendar structure. The new model supports more frequent class starts and provides a number of benefits to students. The non-term based academic calendar minimizes the opportunity for over-borrowing since students are now full-time versus part-time under the prior term based calendar. After the initial payment of financial aid, this method will limit the aid to be disbursed when a student successfully completes the credits that they previously paid for. We have also introduced graduation focused teams for students attending South University’s fully online programs. These teams are comprised of individuals from admissions, financial services and academic counseling. All students who apply are assigned to a team that is available to help them throughout all phases of their academic tenure from admissions to financial aid to academic counseling. We believe that these teams will help improve the student experience and retention over time by providing more personalized, dedicated service. The implementation of these initiatives has impacted our margins during the nine months ended March 31, 2011.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues (amounts expressed as a percentage of net revenues).
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	50.6%	48.4%	50.8%	50.3%
General and administrative	25.3%	26.1%	25.7%	26.5%
Management fees paid to affiliates	0.0%	0.0%	0.0%	1.7%
Depreciation and amortization	4.9%	4.6%	4.9%	4.8%

Total costs and expenses	80.8%	79.1%	81.4%	83.3%

Income before loss on extinguishment of debt, interest and income taxes	19.2%	20.9%	18.6%	16.7%
Interest expense, net	4.2%	4.2%	4.0%	5.1%
Loss on extinguishment of debt	0.0%	0.4%	0.4%	2.5%

Income before income taxes	15.0%	16.3%	14.2%	9.1%
Provision for income taxes	5.3%	3.7%	5.3%	2.6%

Net income	9.7%	12.6%	8.9%	6.5%

Three months ended March 31, 2011 (current period) compared to the three months ended March 31, 2010 (prior period)
All basis point changes are presented as a percentage of net revenues in each period of comparison.
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

The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students and new students attending our schools at the beginning of a period. We believe that the size of our student population at our campuses is influenced by a number of factors. These include the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the effectiveness of our marketing efforts to reach existing demand for post-secondary education, the persistence of our students, the number of credit hours taken by our students, the length of the education programs and our overall educational reputation. We seek to grow our average student population by offering new programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition. Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Our ability to raise tuition in the future may be limited by the gainful employment regulation proposed by the U.S. Department of Education which is described below and limits on the ability of students to obtain financing for tuition and fees in excess of their ability to obtain federally guaranteed loans, private loans, or make cash payments. Total tuition and fees typically exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. We have increased the number of funding options available to students over the last several years due to significant decreases in the availability of private loans for students to cover this financing gap. During fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues.
Net revenues for the three months ended March 31, 2011 increased 12.9% to $754.3 million, compared to $667.9 million in the same period a year ago. Average student enrollment increased 10.8% in the current quarter compared to the prior year quarter primarily due to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 4% in the current quarter compared to the prior year quarter. These factors were partially offset by a lower average credit load taken by students due to an increase in the number of students enrolled in fully online programs, who typically take a lesser average credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools since March 31, 2010.
Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. The major cost components include faculty compensation, salaries of administrative and student services staff, bad debt expense, adjustments to the fair value of EFL Loans, costs of educational materials and facility occupancy costs.
Educational services expense increased by $58.6 million, or 18.1%, to $381.7 million in the current quarter due primarily to the incremental costs incurred to support higher student enrollment and an adjustment to the fair value of the EFL Loans. As a percentage of net revenues, educational services expense increased by 222 basis points from the quarter ended March 31, 2010 to the current quarter.
During the current quarter, we recognized a $13.2 million fair value adjustment on the EFL Loans, which was ultimately sold to an unrelated third party in April 2011. This adjustment accounted for an increase of 176 basis points in educational services expense from the prior year quarter.

After adjusting for the fair value adjustment on the Education Finance Loan portfolio, educational services expense increased by 46 basis points in the current quarter compared to the prior year quarter. Bad debt expense, which excludes fair value adjustments related to the Education Finance Loan portfolio, was $32.2 million, or 4.3% of net revenues, in the current quarter compared to $28.0 million, or 4.2% of net revenues, in the prior year quarter, which represented an increase of seven basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education through extended credit terms, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of credit to students may result in higher bad debt expense as a percentage of net revenues in future periods. In addition, salaries and benefits expense increased by 53 basis points compared to the prior year quarter due primarily to the introduction of graduation focused teams and the non-term academic structure to support fully online students at one of our education systems.
Partially offsetting the above costs was a decrease in rent associated with our schools. Rent expense decreased by 17 basis points as a percentage of net revenues to $46.1 million in the current quarter from $42.0 million in the prior year quarter. The remaining increase of three basis points in educational services expense in the current quarter was the result of a net increase in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.
General and administrative expense was $190.6 million for the current quarter, an increase of 9.2% from $174.5 million in the prior year quarter. As a percentage of net revenues, general and administrative expense decreased 86 basis points compared to the quarter ended March 31, 2010. During the prior year quarter, we implemented a corporate services restructuring plan that was designed to improve operational efficiencies and to support the growth of our education systems. As a result of the restructuring plan, we recorded a charge of $5.7 million.
After adjusting for the above item, general and administrative expense increased by two basis points in the current quarter compared to the prior year quarter. Marketing and admissions costs, which were $165.4 million in the current quarter compared to $144.4 million in the prior year quarter, accounting for a 30 basis point increase. There was also an increase in legal and consulting costs of 24 basis points compared to the prior year quarter, which was the result of an increase in legal matters related to the current regulatory environment.
Offsetting the above increases was a $4.2 million benefit from the favorable outcome of a state capital tax matter, representing a decrease of 56 basis points quarter to quarter.
The remaining net increase of four basis points in the current quarter was the result of increases in other costs, none of which were individually significant.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $37.1 million in the current period, an increase of 21.1% from the prior year quarter. As a percentage of net revenues, depreciation and amortization expense increased 33 basis points compared to the prior year quarter.
Interest expense, net
Net interest expense was $31.5 million in the current quarter, an increase of $3.6 million from the prior year quarter. The increase is primarily due to the 2.25% increase in the interest rate margin on the extended portion of the $1.1 billion term loan principal balance as described in Note 9.

Loss on extinguishment of debt
In the March 31, 2010 quarter, we extinguished $21.4 million of Senior Subordinated Notes in a tender offer, which resulted in a loss of $2.4 million.
Provision for income taxes
Our effective tax rate was 35.7% for the three months ended March 31, 2011 as compared to 22.6% for the prior year quarter. During the current quarter, the Company reduced tax expense by $3.5 million due to the reversal of an uncertain tax liability recorded upon the expiration of statutes of limitation from the 2007 tax year. During the prior year quarter, the Company reduced tax expense by $17.9 million due to the reversal of an uncertain tax liability upon the expiration of statutes of limitation from the 2006 tax year.
After adjusting for these discrete items, our effective tax rate was 38.8% for the quarter ended March 31, 2011 and 38.9% for the quarter ended March 31, 2010. The effective tax rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
Nine months ended March 31, 2011 (current period) compared to the nine months ended March 31, 2010 (prior period)
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Net revenues for the nine months ended March 31, 2011 increased 18.0% to $2,192.2 million, compared to $1,857.8 million in the same period a year ago. Average student enrollment increased 17.0% in the current period compared to the prior period primarily due to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. In addition, tuition rates increased approximately 4% in the current period compared to the prior period. These factors were partially offset by a lower average credit load taken by students due to an increase in the number of students enrolled in fully online programs, who typically take a lesser average credit load than onground students. None of the increase in student enrollment was due to acquisitions of schools since March 31, 2010. Tuition revenue generally varies based on the average tuition charge per credit hour, average credits per student and the average student population.
Educational services expense
Educational services expense increased by $179.3 million, or 19.2%, to $1,113.4 million in the current period due primarily to the incremental costs incurred to support higher student enrollment and adjustments to the fair value of EFL Loans. As a percentage of net revenues, educational services expense increased by 51 basis points in the current period compared to the prior year period.
During the current year to date period we recognized $21.4 million in fair value adjustments on the EFL Loans. These fair value adjustments accounted for an increase of 97 basis points in educational services expense from the prior year period.

After adjusting for fair value changes on the EFL Loans, educational services expense decreased by 46 basis points in the current period compared to the prior year period. Salaries and benefits expense decreased by 46 basis points from the prior year nine month period, which was primarily due to operating leverage at existing onground campuses, partially offset by an increase in these costs for our fully online programs. We also experienced operating leverage on rent associated with our schools, which decreased 44 basis points as a percentage of net revenues and was $137.0 million in the current period and $124.4 million in the prior year period. Other decreases period to period included a 17 basis point decrease in fees paid to private lenders to originate loans obtained by our students and insurance costs.
Partially offsetting the above decreases was an increase in bad debt expense. Bad debt expense, which excludes fair value adjustments to the Education Finance Loan portfolio after it was designated as a held for sale asset in December 2010, was $105.8 million, or 4.8% of net revenues, in the current year period compared to $78.6 million, or 4.2% of net revenues, in the prior year period, which represented an increase of 60 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education through extended credit terms, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may result in higher bad debt expense as a percentage of net revenues in future periods.
The remaining net increase of one basis point in educational services expense in the current period was the result of a net increase in other costs, none of which were individually significant.
General and administrative expense
General and administrative expense was $564.3 million for the current nine month period, an increase of 14.8% from $491.6 million in the prior year period. As a percentage of net revenues, general and administrative expense decreased 72 basis points compared to the prior year period. During the nine month period ended March 31, 2010, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with the options which were removed upon the completion of the initial public offering. We also incurred $1.0 million of legal costs and other fees associated with the extinguishment of $337.3 million of Senior Subordinated Notes. Further, in March 2010 we implemented a corporate services restructuring plan designed to improve operational efficiencies and to support the growth of our education systems. As a result of the restructuring plan, we recorded a charge of $5.7 million.
After adjusting for the above costs, general and administrative expense increased by 35 basis points in the current nine month period compared to the prior year period. The majority of the increase was due to a 41 basis point increase in legal and consulting costs compared to the prior year period, which was the result of an increase in legal matters related to the current regulatory environment. There was also an increase in total marketing and admissions costs of eight basis points, which were approximately 22.0% of net revenues in both periods presented.
The above costs were partially offset by a $4.2 million benefit we recorded due to the favorable outcome of a state capital tax matter, representing a decrease of 19 basis points. The remaining net increase of five basis points in the current year period was the result of increases in other costs, none of which were individually significant.

Management fees paid to affiliates
During the nine-month period ended March 31, 2010, management fees paid to affiliates consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering. No management fees were paid in fiscal 2011.
Depreciation and amortization expense
Depreciation and amortization expense on long-lived assets was $107.5 million in the current period, an increase of 21.0% from the prior period. As a percentage of net revenues, depreciation and amortization expense increased 12 basis points compared to the prior year period.
Interest expense, net
Net interest expense was $87.5 million in the current period, a decrease of $7.2 million from the prior year period. The decrease in net interest expense is primarily related to a lower principal amount outstanding on the Senior Subordinated Notes as a result of the early retirement of $337.3 million of these notes during fiscal 2010, partially offset by an increase in interest expense due to the 2.25% increase in the interest rate margin on the extended portion of the $1.1 billion term loan principal balance as described in Note 9 to the accompanying consolidated financial statements.
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
In the prior year nine-month period, we extinguished $337.3 million of Senior Subordinated Notes in two tender offer transactions at a premium of $41.6 million. We also accelerated recognition of $5.6 million of amortization on the deferred financing fees related to these notes, resulting in a loss on extinguishment of debt of $47.2 million.
Provision for income taxes
Our effective tax rate was 37.4% for the nine months ended March 31, 2011 as compared to 28.7% for the prior year period. During the current nine month period, the Company reduced tax expense by $3.5 million due to the reversal of an uncertain tax position upon the expiration of statutes of limitation from the 2007 tax year. During the prior year nine month period, the Company reduced tax expense by $17.9 million due to the reversal of an uncertain tax position upon the expiration of statutes of limitation from the 2006 tax year.
After adjusting for these discrete items, our effective tax rate was 38.6% for the nine month period ended March 31, 2011 and 39.3% for the nine month period ended March 31, 2010. The effective tax rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.
Liquidity and Funds of Capital Resources
We had cash and cash equivalents of $613.2 million at March 31, 2011, all of which was invested in highly liquid investments with maturities of three months or less. Our cash balances tend to be higher at the end of our first and third fiscal quarters than at the end of our second and fourth fiscal quarters due to the timing of receipts of students’ federal aid. We finance our operating activities primarily from cash generated from operations. Our primary source of cash is tuition collected from our students. We believe that cash flow from operations, supplemented from time to time with borrowings under our $442.5 million revolving credit facility, will provide adequate funds for ongoing operations, planned expansion to new locations, planned capital expenditures, debt service and acquisitions during the next twelve months.

Operating cash flows
Cash flow from operations for the nine month period ended March 31, 2011 was $513.8 million, compared to $340.2 million in the prior year period, which included a non-recurring $29.6 million outflow to terminate a management agreement with the Sponsors in connection with the initial public offering. The increase in operating cash flows as compared to the prior year period was primarily related to improved operating performance and an increase in cash received ahead of our April academic term start due to more timely processing of Direct Loans in the current year. In addition, The Art Institutes’ academic start for the April term was one day earlier in the current year, which enabled us to collect more cash ahead of the term in the current quarter.
We calculate days sales outstanding (“DSO”) by dividing net student and other receivables at period end by average daily net revenues for the most recently completed quarter. DSO in net receivables increased slightly to 15.8 days for the quarter ended March 31, 2011 from 15.1 days for the quarter ended March 31, 2010 due primarily to our increased assistance with students’ cost of education through extended credit terms, partially offset by more timely processing of Title IV aid. The extension of credit to our students, which helps fund the difference between our total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students, has increased over the last several years due to significant decreases in availability of private loans for students to cover this financing gap. During fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues and an increase in our DSO if students continue to utilize this funding source. Since the extended payment plans are not federal student loans, these plans will not directly affect our published student loan default rates; however, there may be an indirect negative impact to default rates as students may have more total debt upon graduation.
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
We introduced the Education Finance Loan program in August 2008, which enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower met certain eligibility and underwriting criteria. We purchased loans totaling $23.9 million during the nine-month period ended March 31, 2011 related to the Education Finance Loan program. On April 14, 2011, we sold all loans under the EFL program for proceeds of $44.4 million to an unrelated third party. As such, we have no future obligations to purchase additional loans from the private lender under the program.
We have accrued a total of $5.3 million as of March 31, 2011 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

Investing cash flows
Capital expenditures were $106.3 million, or 4.8% of net revenues, for the nine month period ended March 31, 2011 compared to $119.8 million, or 6.4% of net revenues, for the prior year period. We expect capital expenditures in fiscal 2011 to approximate 5.0% of net revenues, compared to 7.0% of net revenues in fiscal 2010. The anticipated decrease in capital expenditures is primarily due to a reduced number of new schools opening in the current year as a result of uncertainty in the regulatory environment.
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
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At March 31, 2011, we had $1,529.6 million in aggregate indebtedness outstanding. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.
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
We may borrow up to $442.5 million on our revolving credit facility in order to fund working capital needs that may result from the seasonal pattern of cash receipts that occur throughout the year, issue letters of credit and, when necessary, satisfy certain year-end regulatory requirements. We did not draw on the revolving credit facility in fiscal 2010 or in the nine month period ended March 31, 2011.
We may issue up to $425.0 million of letters of credit under the revolving credit facility, which reduce our availability to borrow funds under the facility. At March 31, 2011, an aggregate of $280.8 million in letters of credit were outstanding, and at April 30, 2011, an aggregate of $367.5 million in letters of credit were outstanding. The largest of these is with the U.S. Department of Education, which requires us to maintain a letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. At April 30, 2011, the amount of the letter of credit was set at 15% of the total Title IV aid received by students attending our institutions in fiscal 2010. We had $75.0 million of additional borrowings available under the revolving credit facility at April 30, 2011 after giving effect to outstanding letters of credit.
In June 2010, our Board of Directors approved a $50.0 million stock repurchase program which was increased to $150.0 million in December 2010 and to $250.0 million in March 2011. The stock repurchase program terminates on December 31, 2011 if the amount allocated to the program is not used to repurchase shares prior to such date. Under the terms of the program, we may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. We are not obligated to acquire any particular amount of common stock, and the program may be modified or suspended at any time at our discretion. We have repurchased 9.3 million shares of our common stock for $140.6 million through March 31, 2011. Approximately $109.4 million remained available under the program for future stock repurchases at March 31, 2011.

In November 2009, EDMC guaranteed the Notes issued by EM LLC and Education Management Finance Corp. At March 31, 2011, an aggregate of $422.7 million of Notes was outstanding. We do not expect this guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
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
On April 29, 2011, we notified the Trustee of our intention to call the remaining $47.7 million of the Senior Subordinated Notes on June 1, 2011 for a price of 105.125%. The premium of $2.4 million and remaining amortization on related deferred financing fees of $0.6 million will be recorded as a loss on extinguishment of debt in the fourth quarter of fiscal 2011.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Federal Family Education Loan Program, Direct Loans, Private Student Loans and Extension of Credit to Our Students
Approximately 89.3% and 4.5% of our net revenues were indirectly derived from Title IV programs under the HEA and private loan programs, respectively, in fiscal 2010 compared to 81.3% and 13.0% from Title IV programs and private loan programs, respectively, in fiscal 2009.
The reliance by students attending our schools on private loans decreased substantially during the last two fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. However, this trend was partially offset by increased extension of credit to our students as well as the introduction of the Education Finance Loan program described below. The extension of credit to our students for periods of up to 36 months beyond graduation will likely result in higher bad debt expense as a percentage of net revenues in the future.
In August 2008, we introduced the Education Finance Loan program, which enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower met certain eligibility and underwriting criteria. Under the program, we purchased loans made by a private lender to students who attend our schools. In April 2011, we sold the Education Finance Loans portfolio and have no future obligations to purchase additional loans from the private lender under the program. During the first nine months of fiscal 2011 and all of fiscal 2010, loans to students under the Education Finance Loan program represented approximately 0.6% and 2.6% of our net revenues, respectively.
While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Regulatory Environment
The U.S. Department of Education published Notices of Proposed Rulemaking (“NPRM”) in the Federal Register on June 18, 2010 and July 26, 2010 pursuant to which it proposed to amend certain regulations under the HEA governing federal student financial assistance programs under Title IV of the HEA (“Title IV programs”), including the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Federal Pell Grant (“Pell”) program. The NPRMs were preceded by negotiated rulemaking sessions in which the U.S. Department of Education consulted with members of the higher education community to discuss issues and attempt to agree on regulatory revisions to address those issues. The NPRMs addressed 14 “program integrity” areas, including, among other things, eliminating the current safe harbors addressing types of activities and payment arrangements of certain persons and entities involved in student recruiting and other activities, implementing a definition of “gainful employment” with which each educational program offered by for-profit institutions would be required to comply in order to participate in Title IV programs, revising and expanding the activities that constitute a “substantial misrepresentation”, requiring states to legally authorize institutions through a state governmental agency or entity and requiring those authorizations to meet certain minimum requirements, imposing limitations on agreements between related institutions, and defining a “credit hour”.
The U.S. Department of Education published final regulations in the Federal Register on October 29, 2010 for all areas addressed by the NRPMs except for the eligibility of existing programs portion of the proposed gainful employment regulation. With respect to gainful employment, the final regulations only addressed requirements for approvals of new educational programs and disclosure and reporting required for educational programs. The majority of the new regulations take effect on July 1, 2011. The U.S. Department of Education has indicated that the final gainful employment regulation establishing new criteria for Title IV program eligibility will likely be published in May 2011, with an effective date of July 1, 2012, which is consistent with the date published in the gainful employment NPRM. The proposed gainful employment regulation included in the second NPRM would result in the ineligibility of any program in which (i) students who attended the program have annual loan repayment rates on Federal Family Education Loan Program loans and Direct loans of less than 35%, and (ii) students who completed the program have an assumed debt-to-income ratio that is greater than 30% of their discretionary income and greater than 12% of their assumed average annual earnings. The proposed regulation would also impose growth restrictions and warning requirements and employer affirmation restrictions for programs that do not meet certain minimum debt-to-income ratios and loan repayment rates.
The final regulations adopted by the U.S. Department of Education make significant changes to certain of the current regulatory requirements, including the following:
•	Elimination of the 12 “safe harbors” for types of activities and payment arrangements of certain persons and entities involved in student recruiting and other activities that an institution may carry out without violating the HEA’s prohibition on the payment of incentive compensation to these persons and entities. The regulation prohibits an institution from providing a commission, bonus or other incentive payment, defined as a sum of money or something of value, other than a fixed salary or wages, to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV program funds, if the commission, bonus or incentive payment is based directly or indirectly, in whole or in part, upon success in securing enrollments or the award of financial aid. The ban on incentive compensation does not prohibit adjustments to employee compensation provided that the adjustments are not based directly or indirectly upon success in securing student enrollments or the award of financial aid. In March 2011, the U.S. Department of Education published additional guidance on the new incentive compensation rules. During the third quarter of fiscal 2011 we completed the implementation of a new compensation plan for our admissions representatives in response to the new regulations. The U.S. Department of Education also has stated that it will not review individual schools’ compensation plans prior to their implementation. The new compensation plan for our admissions representatives could adversely affect our ability to compensate our admissions representatives and other employees in a manner that appropriately reflects their job performance, which in turn could reduce their effectiveness and make it more difficult to recruit students and attract and retain qualified and competent admissions representatives.

•	Requiring notice to the U.S. Department of Education at least 90 days prior to the first day of class for a new academic program, including an accompanying application describing how the institution determined the need for the program, how the program was designed to meet local market needs (or regional or national market needs for online programs), how the program was reviewed, approved or developed by or with business advisory committees or other listed entities, documentation of accrediting approval, and the anticipated first day of class. An institution that provides at least 90 days prior notice is permitted to offer the new program to students unless the U.S. Department of Education informs the institution at least 30 days prior to the start of the first class that it must approve the new program before it may be added to the institution’s Title IV Program eligibility. If it decides it must approve the new programs, the U.S. Department of Education may require additional information to be submitted by the institution. Factors considered by the U.S. Department of Education when determining whether to approve the new programs include the financial responsibility and administrative capacity of the institution, whether the new program is one of several new programs that will replace programs currently offered by the institution, whether the number of additional educational programs being added is inconsistent with the institution’s historic program offerings, growth, and operations, and the sufficiency of the process undertaken by the institution to determine whether the new program will lead to gainful employment in a recognized occupation. During fiscal 2010, we developed eight academic programs not previously offered at any of our institutions and introduced over 230 academic programs to institutional locations that had not previously offered them. Under the new regulation, all academic programs offered for the first time at an institution will require notice to the U.S. Department of Education. Any delay in obtaining program approvals from the U.S. Department of Education could adversely impact our ability to serve new students and revise our programs to meet new areas of interest and respond to changing regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.

•	Revising the provisions regarding misrepresentation to expand what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Under the new regulations, any false, erroneous, or misleading statement, or statement that has the likelihood or tendency to deceive or confuse, that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could be deemed a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution’s participation in Title IV programs. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation, as well as encourage private litigants to seek to enforce the expanded regulations through False Claims Act litigation, which could have a material adverse effect on our business, financial condition and results of operations.

•	Requiring an institution of higher education to be legally authorized in the state in which it is physically located and establishing new requirements for establishing the adequacy of the authorization through one of several prescribed options, including, for example, demonstrating that the institution is established by name as an educational institution by the state through a charter, statute, constitutional provision or other action issued by a state governmental agency or entity and is authorized to operate educational programs beyond secondary education, provided that the state has a process to review and act on complaints concerning institutions and enforce applicable state laws and that the institution complies with any applicable state approval or licensure requirements. The new state authorization regulations also require an institution offering fully online classes to students in a state where it is not physically located, or in which it is otherwise subject to the state’s jurisdiction as determined by the state, to meet any state requirements for it to legally offer postsecondary education in that state. The regulations state that an institution must be able to document the state’s approval to the U.S. Department of Education upon request. We currently offer fully online programs through three of our institutions to students located across the country. In April 2011, 41,000 students, or 27.8% of all students attending our schools, were enrolled in fully online programs.

As a result, these new regulations may require some of our schools and/or programs to secure additional state consents or modify existing offerings as of July 1, 2011. Furthermore, certain states that previously approved or exempted some of our schools may be required to revise existing oversight and licensure processes to ensure existing approvals and exemptions comply with the U.S. Department of Education’s new expectations. In March and April 2011, the U.S. Department of Education published two Dear Colleague letters providing additional guidance on the state authorization requirements. With respect to states in which an institution is not physically located but in which students are offered fully online programs by the institution, the U.S. Department of Education stated that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain any necessary state authorizations before that date. If a state has no applicable regulation or law, then the U.S. Department of Education has stated that no action on the part of the institution is required. However, the U.S. Department of Education has stated that it will carefully review instances where an institution may not be acting in good faith, such as where documents show an institution knew of a state requirement and willfully refused to comply with it. With respect to states in which an institution is physically located, the U.S. Department of Education stated in the preamble to the final regulations that schools can apply for an extension of the July 1, 2011 deadline if it is unable to obtain state authorization in that state, but that the institution must obtain from the state an explanation of how an extension will permit the state to modify its procedures to comply with the amended state authorization regulations.

We are reviewing existing authorizations and operations in all states to ensure all of our institutions comply with the new expectations for both onground schools and fully online programs. In addition, we have been seeking written confirmation from states regarding the applicability of standards based on current or expected conduct, submitting additional applications for authorization or exemption, and identifying states with oversight and/or approval processes that may not meet the U.S. Department of Education’s expectations for state authorization after July 1, 2011. We anticipate that this project will be completed in advance of the July 1 implementation date.

We cannot predict with certainty how all of the new state authorization regulations will be interpreted and implemented, nor can we predict with certainty how the new regulations will be interpreted and implemented by the U.S. Department of Education, but if we are unable to satisfactorily document the necessary state authorizations, or if states are unable or unwilling to revise existing processes to comply with new requirements by the U.S. Department of Education, certain programs or campuses may no longer be eligible for participation in Title IV programs, which could have a material adverse effect on our business, financial condition and results of operations.

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
In addition to the new regulations addressed above, the final regulations issued by the U.S. Department of Education include provisions regarding the definition of a credit hour as it relates to degree and certain non-degree programs; circumstances under which the U.S. Department of Education will treat a clock hour program as a credit hour program for Title IV program purposes; student attendance requirements; proof of high school graduation; requirements regarding an institution’s return of Title IV program funds; and certain other issues, including satisfactory academic performance and verification of student financial data, pertaining to a student’s eligibility to receive Title IV program funds. We cannot predict with certainty how the recently released or any other resulting regulations will be interpreted. Our inability to comply with the final regulations by the effective date of the regulations could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from the U.S. Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, adversely impact our stock price due to investor uncertainty, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are in the process of reviewing the proposed regulations to determine their potential impacts to the Company, our institutions, and the academic programs we offer. As part of this review, we are considering whether the goodwill at any of our reporting units has been impaired. Based on all information currently available to us, including the significant excess of estimated fair value over carrying value at our last annual impairment testing date of April 1, 2010, we do not believe that it is more likely than not that any of our reporting units has a fair value below its carrying value at March 31, 2011. Consequently, we do not believe a triggering event has occurred, and we have not completed an interim impairment analysis. For additional information refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies — Impairment of Goodwill and Indefinite-Lived Intangible Assets” contained within our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Regulatory Oversight
The U.S. Department of Education is required to conduct periodic recertification reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally such reviews occur every six years, although it typically occurs after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently all of our schools are operating under a Provisional Program Participation Agreement with the U.S. Department of Education.
In addition, the U.S. Department of Education and its Office of Inspector General may conduct program reviews or audits, respectively, of our institutions’ participation in Title IV programs. During fiscal 2010, the U.S. Department of Education performed program reviews of three of our institutions, all of which are fully resolved. Additional program reviews were performed at five of our institutions during the first nine months of fiscal 2011. Of the five reviews in fiscal 2011, one is fully resolved, and we have not received initial reports for three other reviews. We do not anticipate the results of any of the reviews to have a material impact to our financial position, results of operations or cash flows.
Contingencies
See Note 13, Contingencies, to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
New Accounting Standards Not Yet Adopted
None.

Non-GAAP Financial Measures
EBITDA, a measure used by management to measure operating performance, is defined as net income plus interest expense, net, loss on extinguishment of debt, provision for income taxes and depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net income	$73.0	$84.6	$194.7	$120.6
Interest expense, net	31.5	27.9	87.5	94.7
Loss on extinguishment of debt (1)	0.0	2.4	8.4	47.2
Provision for income taxes	40.4	24.7	116.4	48.6
Depreciation and amortization	37.1	30.7	107.5	88.9

EBITDA	$182.0	$170.3	$514.5	$400.0

(1)	The amendment of the term loan on December 7, 2010 was accounted for as an extinguishment of the original term loan, which resulted in a loss on extinguishment of debt of $8.4 million in the nine months ended March 31, 2011. Additionally, during the nine months ended March 31, 2010, we purchased Senior Subordinated Notes with a total face value of approximately $337.3 million through two tender offer transactions. As the Senior Subordinated Notes were purchased at a premium, we recorded losses of $2.4 million and $47.2 million in the three and nine months ended March 31, 2010, respectively, on their extinguishment.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of March 31, 2011, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indentures governing the Notes and in the credit agreement governing our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indentures governing the Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants.
The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts immediately due and payable. Any such acceleration also would result in a default under the indentures governing the Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indentures governing the Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.

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

For the 12 month period
ended March 31, 2011
Net income	$242.7
Interest expense, net	114.4
Loss on extinguishment of debt	8.4
Provision for income taxes	149.5
Depreciation and amortization	142.0

EBITDA	657.0
Reversal of impact of unfavorable leases (1)	(0.5)
Severance and relocation	7.3
Capital taxes	(1.7)
Non-cash compensation (2)	9.9

Adjusted EBITDA — Covenant Compliance	$672.0

(1)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.

(2)	Represents non-cash expense for stock options and restricted stock.
Our covenant requirements and actual ratios for the 12 month period ended March 31, 2011 are as follows:

	Covenant		Actual
Senior secured credit facility	Requirements		Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.30	x	5.65	x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 4.50	x	1.44	x

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
At March 31, 2011, we had total debt obligations of $1,529.6 million, including $1,106.1 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 7.6%. A hypothetical change of 1.25% in interest rates from March 31, 2011 levels would have increased or decreased interest expense by approximately $3.3 million for the variable rate debt in the nine month period ended March 31, 2011.
Two five-year interest rate swap agreements fix the interest rate on $750.0 million of our variable rate debt through July 1, 2011. At March 31, 2011, we had variable rate debt of $356.1 million that was subject to market rate risk, as our interest payments fluctuated as a result of market changes. Under the terms of the interest rate swaps, we receive variable payments based on the three-month LIBOR and make payments based on a fixed rate of 5.4%. The net receipt or payment from the interest rate swap agreements is recorded in interest expense. The interest rate swaps are designated as and qualify as cash flow hedges. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 10 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
For the nine-month period ended March 31, 2011, we recorded a net change in interest rate swaps of $15.3 million, net of tax, in other comprehensive income consisting of an $17.8 million reclassification into earnings partially offset by a reduction of $2.5 million due to a periodic revaluation. The cumulative unrealized loss of $6.0 million, net of tax, at March 31, 2011 related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.
On April 7, 2011, we entered into three interest rate swap agreements for an aggregate notional amount of $950.0 million. All swap agreements are effective July 1, 2011. The first swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% until the scheduled maturity of the underlying borrowings on June 1, 2013. The other two swap agreements are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. One of the swap agreements for $312.5 million was entered into with an affiliate of one of the Sponsors.

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
Except for the following Risk Factors, and the Risk Factors included in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission, there have been no material changes to our Risk Factors as previously disclosed in our June 30, 2010 Form 10-K filed with the Securities and Exchange Commission (file no. 333-148259).
National or regional accreditation agencies may prescribe more rigorous accreditation standards on our schools, which could have a material adverse effect on our student enrollment and revenues.
Participation in Title IV programs requires that each of our U.S. schools be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. The accreditation standards of the national or regional accreditation agencies that accredit our schools can and do vary, and the accreditation agencies may prescribe more rigorous standards than are currently in place. On April 1, 2011, the Higher Learning Commission (“HLC”) of the North Central Association, which is the accrediting agency for all Argosy University campuses and several Art Institute and Brown Mackie campuses, released preliminary proposed revisions to its criteria for accreditation that would, among other things, prescribe more rigorous standards relating to student persistence and completion rates. Complying with more rigorous accreditation standards could require significant changes to the way we operate our business and increase our administrative and other costs. No assurances can be given that our schools will be able to comply with more rigorous accreditation standards in a timely manner or at all. If one of our schools does not meet its accreditation requirements, its accreditation could be limited, modified, suspended or terminated. Failure to maintain accreditation would make such school ineligible to participate in Title IV programs, which could have a material adverse effect on our student enrollment and revenues. Further, requirements for programs offered by our schools that are accredited by national accrediting agencies with respect to retention rates, graduation rates and employment placement rates may be more difficult to satisfy if more rigorous standards are adopted. If programmatic accreditation is withdrawn or fails to be renewed for any of the individual programs at any of our schools, enrollment in such program could decline, which could have a material adverse impact on student enrollment and revenues at that school.
If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.
A provision of the HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2010, the percentage of revenues derived from Title IV programs ranged from approximately 89% to 58%, with a weighted average of approximately 77% as compared to a weighted average of approximately

70% in fiscal 2009. In order to ensure proper reporting of our 90/10 rates, we have engaged an independent accounting firm to perform a detailed review of the 90/10 rate of one of our institutions representing approximately 1.6% of our net revenues in fiscal 2010 which had a 90/10 rate of 89% in fiscal 2010. We anticipate that our 90/10 rates will continue to increase in fiscal 2011 due to recent increases in grants from the Pell program and other Title IV loan limits, coupled with decreases in the availability of state grants and private loans and the inability of households to pay cash due to the current economic climate. While our consolidated 90/10 rate for fiscal 2011 is projected to remain under the 90% threshold, we project that some of our institutions may exceed the 90% threshold. Additionally, the revised rules included in the 2008 HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. Some of our institutions would not comply with the 90/10 Rule in fiscal 2012 if the relief provided in the most recent HEA reauthorization is not extended. Continued decreases in the availability of state grants would also adversely impact our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. We continue to monitor the compliance with the 90/10 Rule by each of our institutions and assess the impact of increased financial aid received by our students under the current rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.
Increased scrutiny of post-secondary education providers by Congress, state attorneys general and various governmental agencies may lead to increased regulatory burdens and costs.
We and other post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general, the Department of Education, Congress and other parties have increasingly focused on allegations of improper recruiter compensation practices and deceptive marketing practices, among other issues. For example, the U.S. Senate Committee on Health, Education, Labor and Pensions held a series of hearings on the for-profit education sector throughout 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. Additionally, a number of state attorneys general have recently launched investigations into post-secondary education institutions, including some of our schools. In October 2010, we received requests for documents from the attorneys general of Illinois and Florida in connection with investigations of our institutions and recruiter compensation practices, respectively, and in December 2010, the Attorney General of Kentucky announced an investigation of the business practices of for-profit institutions in Kentucky and requested documents related to our three Brown Mackie College located in the state. In May 2011, the Attorney General of Kentucky disclosed a joint investigation by the attorneys general of ten states into potential violations of consumer protection laws by for-profit education providers. While the initial goal of the joint investigation is sharing information between the attorneys general about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the attorneys general may ultimately attempt to compel for-profit institutions located in their respective jurisdictions to revise their recruiting practices. We cannot predict the extent to which, or whether, these hearings and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action. The adoption of any law or regulation that reduces funding for federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements. Additionally, actions by state attorneys general and other governmental agencies could damage our reputation and limit our ability to recruit and enroll students, which would reduce student demand for our programs and adversely impact our revenue.
Regulations recently adopted by the U.S. Department of Education could result in significant changes to the way we operate our business, and increases to the administrative cost of complying with the regulations.
As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Environment,” on October 29, 2010, the U.S. Department of Education adopted amendments to certain regulations under the HEA governing student financial assistance programs under Title IV of the HEA. We cannot predict how the recently released or any other resulting regulations will be interpreted. Our inability to comply with the final regulations by their respective effective dates could have a material adverse effect on our business. Uncertainty surrounding the application of the final rules, interpretive regulations, and guidance from the U.S. Department of Education may continue for some period of time and could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial conditions, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of Education Management Corporation common stock purchased by us during the three months ended March 31, 2011 (in thousands expect per share amounts):

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs (a)	Plans or Programs (a)
January 1-January 31	1,589	$16.42	1,589	$58,415
February 1-February 28	1,330	$19.27	1,330	$32,792
March 1-March 31	1,186	$19.73	1,186	$109,390
Total quarter ended March 31, 2011	4,105	$18.30	4,105	$109,390

(a)	On March 11, 2011, the Company’s Board of Directors approved an increase in the size of its stock repurchase program from $150.0 million to $250.0 million. Under the terms of the program, the Company may make repurchases through December 31, 2011 in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Number	Document

31.1	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: May 6, 2011

EDUCATION MANAGEMENT CORPORATION

/s/ Edward H. West Edward H. West
President and Chief Financial Officer