Form 10-K
period 2011-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2011-08-30
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $567.2 million. As of August 25, 2011, there were 127,921,888 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2011 annual meeting of shareholders are incorporated by reference into Part III.

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

•

government and regulatory changes including revised interpretations of regulatory requirements that affect the post-secondary education industry and new regulations adopted by the U.S. Department of Education on October 29, 2010 and June 13, 2011;

•	changes in the overall U.S. or global economy;

•	effects of a general economic slowdown or recession in the United States or abroad;

•	changes in average registered credits taken by students;

•	the implementation of new operating procedures for our fully online programs;

•	increased or unanticipated legal and regulatory costs;

•	the implementation of program initiative in response to the U.S. Department of Education’s new gainful employment regulation;

•	adjustments to our programmatic offerings to comply with the 90/10 rule;

•	disruptions in the credit and equity markets worldwide;

•	difficulty in opening additional schools and expanding online academic programs;

•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost-effective manner;

•	failure to effectively market and advertise to new students;

•	decline in the overall growth of enrollment in post-secondary institutions;

•	our ability to manage our substantial leverage;

•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;

•	our ability to keep pace with changing market needs and technology;

•	our ability to raise additional capital in the future in light of our substantial leverage;

•	our ability to effectively manage our growth;

•	capacity constraints or system disruptions to our online computer networks;

•	the vulnerability of our online computer networks to security risks;

•	failure to attract, retain and integrate qualified management personnel;

•	our ability to integrate acquired schools;

•	inability to operate schools due to a natural disaster;

•	competitors with greater resources;

•	risks inherent in non-domestic operations; and

•	the other factors set forth under “Risk Factors”.

We caution you that the foregoing list of important factors may not contain all of the material factors that could affect our results. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Business Overview

We are among the largest providers of post-secondary education in North America, with over 158,300 enrolled students as of October 2010. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. We target a large and diverse market as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. Our net revenues were $2,887.6 million in fiscal 2011.

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

We completed an initial public offering of our common stock on October 7, 2009 where we sold 23.0 million shares of common stock for $18.00 per share. Net proceeds from the initial public offering were primarily used to repay indebtedness with a face value of $316.0 million and terminate a management agreement with the Sponsors.

During our more than 40-year operating history, we have expanded the reach of our education systems and currently operate 105 primary locations across 32 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully online or through a flexible combination of both online and campus-based education. During the period from October 2000 through October 2010, we experienced a compounded annual enrollment growth rate of 19.0%. During the same time period, the schools that we have owned or operated for one year or more experienced a compounded annual enrollment growth rate of 13.4%. We seek to maintain growth in a manner that assures adherence to our high standard of educational quality and track record of student success.

We have undertaken multiple initiatives to address the growing demand for post-secondary education in the United States. During our fiscal year ended June 30, 2011, we opened four new locations, developed 16 new academic programs and introduced over 350 new or existing academic programs to locations that had not previously offered such programs. The average enrollment at our schools during fiscal 2011 increased 14.3% as compared to fiscal 2010. We continue to make significant capital investments in technology and human resources designed to facilitate future enrollment growth. We also continue to upgrade our infrastructure, student interfaces and student support systems to enhance the student experience, while providing greater operational transparency.

Each of our 105 schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics:

•

The Art Institutes. The Art Institutes focus on applied arts in creative professions such as graphic design, culinary arts, media arts and animation, interior design, web site development, digital filmmaking and video production, fashion design and marketing and game art and design. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine on campus and online education. There are 50 Art Institutes campuses in 24 U.S. states and in Canada. As of October 2010, students enrolled at The Art Institutes represented approximately 53% of our total enrollments.

•

Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy offers Doctoral, Master’s and undergraduate degrees. Argosy’s academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. Students pursue their degrees through local campuses, fully online programs and blended formats. There are 19 Argosy University campuses in 13 U.S. states. As of October 2010, students enrolled at Argosy University represented approximately 19% of our total enrollments.

•

Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as medical assisting, criminal justice, nursing, business, legal support and information technology. There are 27 Brown Mackie College campuses in 15 U.S. states. As of October 2010, students enrolled at Brown Mackie Colleges represented approximately 14% of our total enrollments.

•

South University. South University offers academic programs in health sciences and business disciplines, including business administration, criminal justice, nursing, information technology, psychology, pharmacy and medical assisting. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully online programs and blended formats. There are ten South University campuses in seven U.S. states, including The Art Institute of Dallas and The Art Institute Fort Worth, which are also reported as Art Institutes. As of October 2010, students enrolled at South University represented approximately 14% of our total enrollments.

In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams primarily related to Title IV program integrity issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. These new regulations are described in “— Student Financial Assistance — Program Integrity Regulations” and “Risk Factors – Risks Related to Our Highly Regulated Industry”.

Industry Overview

The U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $350 billion industry in 2009, representing approximately 20.4 million students enrolled at over 4,500 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 60% of the national student population. The remaining 40% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.

We believe that there are a number of factors contributing to the long-term growth of the post-secondary education industry. The shift toward a services-based economy increases the demand for higher levels of education. According to the U.S. Department of Labor — Bureau of Labor Statistics, the projected growth rate for total job openings from 2008 to 2018 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education. Additionally, economic incentives are favorable for post-secondary graduates. According to the U.S. Department of Labor — Bureau of Labor Statistics, in 2010, the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 66% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2010 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience.

For-profit educators have provided an increasing share of the growing demand for post-secondary education which has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial capability to expand their offerings in response to the growing demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings.

As a result, we believe that for-profit, post-secondary education providers continue to have significant opportunities to address the demand for post-secondary education and that growth in online education has been supported by favorable student outcomes, the flexibility and convenience associated with the instructional format and the higher penetration of broadband Internet access. According to the National Center of Education Statistics, the number of students at for-profit, degree-granting institutions grew at an average annual rate of 15.7% from 1999 to 2009, compared to 3.3% growth for all degree-granting institutions over the same period. Enrollment growth by these providers has benefited from the higher flexibility of their programmatic offerings and learning structure, their emphasis on applied content and their ability to consistently introduce new campuses and academic programs. Despite rapid growth, the share of the post-secondary education market that has been captured by for-profit providers remains relatively small. In 2009, according to the National Center for Education Statistics, for-profit institutions accounted for 9.1% of all degree-granting, post-secondary enrollments, up from 2.9% in 1999.

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

Our breadth of programmatic and degree offerings enables us to appeal to a diverse range of potential students. We currently offer academic programs in the following areas: media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Approximately 61% of our students as of October 2010 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population. We monitor and adjust our education offerings based on changes in demand for new programs, degrees, schedules and delivery methods.

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

Our online presence offers a practical and flexible solution for our students without compromising quality. We have made a significant investment in online education by strengthening our online presence within The Art Institutes, Argosy University and South University. We have introduced new online academic programs, enhanced our technology infrastructure, hired additional faculty and staff and increased our spending on marketing and admissions. We intend to continue to invest in the expansion of our online program offerings and our marketing efforts to capitalize on our well-known branded schools in order to expand our online presence. As of October 2010, approximately 42,300 students were enrolled in fully online programs.

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

Our Growth Strategy

Though we have experienced significant compounded annual growth over the last ten fiscal years, we and other for-profit post-secondary education providers have experienced a number of recent challenges which will negatively impact our growth during fiscal 2012, including changes we are implementing to our programmatic offerings in response to the U.S. Department of Education’s new gainful employment definition which becomes effective as of July 1, 2012, a decreased investment in new school locations during fiscal 2011 and 2012 due to the uncertain regulatory environment and negative media associated with the industry due in part to governmental investigations. We believe that we will continue to grow our business over the long-term, and we intend to support our growth through these three channels:

•	Introduce new and existing academic programs across our national platform of schools

We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates. With the assistance of over 1,500 industry experts and employers who actively participate on curriculum advisory teams, we are able to rapidly develop new academic programs that address specific market opportunities. We are also able to tailor our existing proprietary content for courses across our degree programs. Examples of new academic programs that we have introduced during fiscal 2011 include an Associate’s degree program in Bioscience Laboratory Technology, Master’s degree programs in Design & Media Management, Public Administration, Educational Administration, Human Resources Management, Non-Profit Management, Public Health, Service Sector Management, Criminal Justice and Nursing and a Doctoral program in Initial Educational Administration.

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

Our investments in online education have enabled us to increase the number of students enrolled in fully online academic programs from approximately 31,200 students as of October 2009 to approximately 42,300 students as of October 2010. We believe that the fully online programs offered by The Art Institute of Pittsburgh, Argosy University and South University allow us to offer academic programs that meet the needs of a wide range of distance learning students. In addition, our 105 schools operate under brands that are well-known within various fields, and we believe that our online programs benefit from our strong campus presence and related marketing expenditures. Online offerings are also a cost effective means for us to utilize many of our existing education curricula and generate attractive returns on capital.

During fiscal 2011, we made several changes to our fully online programs which we believe will have a positive long-term impact on our business. We began to transition fully online programs offered by South University and Argosy University from a quarterly term-based to a non-term based academic calendar structure. The new model supports more frequent class starts and provides a number of benefits to students. We have also introduced graduation focused teams for students attending our fully online programs. These teams are comprised of individuals from admissions, financial services and academic counseling which we believe will help improve the student experience and retention over time by providing more personalized, dedicated service. We intend to continue to invest in the expansion of our online program offerings to capitalize on our well-known branded schools and further expand our online presence.

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

Our marketing personnel employ an integrated marketing approach that utilizes a variety of lead sources to identify prospective students. These lead generation sources include web-based advertising, which generates the majority of our leads, and further include purchasing leads from aggregators, television and print media advertising, radio, local newspaper, telephone campaigns and direct mail campaigns. In addition, referrals from current students, alumni and employers are important sources of new students. We also employ approximately 250 representatives who present at high schools. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2011, our marketing efforts generated inquiries from approximately 5.6 million prospective students as compared to approximately 4.6 million inquiries in fiscal 2010. Marketing and admissions expense represented approximately 22.4% and 22.2% of net revenues in fiscal 2011 and fiscal 2010, respectively.

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

We use a variety of tools designed to assess prospective students, stress the importance of time management and study skills, and ensure that students understand the responsibilities and obligations of funding their education. The Art Institutes, Argosy University and Brown Mackie Colleges, as well as our fully online programs, use various products to test the reading, writing and math skills of undergraduate students. South University requires satisfactory SAT, ACT, College Board or other placement test scores for undergraduate students. If necessary, based on a student’s test score, most of our schools offer developmental courses or transitional studies that must be taken and passed by students before they can advance in their program of study. All of our schools offer an orientation program that prepares students to be successful in a post-secondary program.

Due to our broad program offerings, our students come from a wide variety of backgrounds. As of October 2010, the estimated average age of a student at all of our schools was approximately 29 years old, and the estimated average age of students at each of our education systems was as follows:

The Art Institutes	25 years old
Argosy University	36 years old
South University	30 years old
Brown Mackie Colleges	33 years old

Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels, and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students was approximately 60% in fiscal 2011 as compared to approximately 64% in fiscal 2010 due primarily to the effect of a weak economy, the demographic of our student population and an increase in the number of fully online students, who typically persist at a lower rate than students who attend on-ground schools. The average enrollment for fully online students represented 27.5% of our total average student enrollment in fiscal 2011 compared to 24.5% in fiscal 2010.

Education Programs

The relationship of each of our schools with potential employers for our students plays a significant role in the development and adaptation of the school curriculum. Most of our schools have one or more program advisory boards composed of members of the local and regional communities or employers in the fields which we serve. These boards provide valuable input to a school’s education department, which allows a school to keep programs current and provide students with the training and skills that employers seek.

Our wide range of academic programs culminate in the awarding of diploma certificates and a variety of degrees. In the fall of 2010 and 2009, the enrollment by degree for all our schools was as follows:

	2010	2009
Bachelor’s degrees	48%	47%
Associate’s degrees	33%	31%
Master’s degrees	7%	7%
Doctorate degrees	6%	7%
Diploma and Certificates	6%	8%

The type of degrees and programs we offer vary by each of our schools. We obtained approvals to offer a significant number of new diploma and certificate programs during fiscal 2011 and we expect the enrollment in these programs to increase in the future. The following summarizes the principal academic programs offered at each of our education systems as of October 2010. Not all programs are offered at each school location within an education system.

The Art Institutes. The principal degree programs offered by The Art Institutes are as follows. For internal purposes, we classify the degree programs at The Art Institutes according to four schools or areas of study.

The School of Design
Associate’s Degree Graphic Design Interior Design	Bachelor’s Degree Advertising Graphic Design Industrial Design Interior Design

The School of Fashion
Associate’s Degree Fashion Design Fashion Marketing Fashion Merchandising	Bachelor’s Degree Fashion Design Fashion Marketing Fashion Merchandising Fashion & Retail Management

The School of Media Arts
Associate’s Degree Audio Production Photography Video Production Web Site Development

Bachelor’s Degree

Audio Production

Digital Filmmaking & Video Production

Game Art & Design

Media Arts & Animation

Photography

Visual Effects & Motion Graphics

Visual Game Programming

Web Site Development

The School of Culinary Arts
Associate’s Degree Baking and Pastry Culinary Arts	Bachelor’s Degree Culinary Management Hotel & Restaurant Management

Argosy University. The principal degree programs offered by Argosy University are as follows.

College of Undergraduate Studies
Bachelor of Arts Liberal Arts Psychology	Bachelor of Science Business Administration Criminal Justice

College of Psychology and Behavioral Sciences

Master of Arts

Clinical Psychology

Counseling Psychology

Community Counseling

Forensic Psychology

Industrial Organizational Psychology

Marriage and Family Therapy

Mental Health Counseling

Sports-Exercise Psychology

Doctor of Psychology Clinical Psychology Doctor of Education Counselor Education and Supervision Counseling Psychology Pastoral Community Counseling

College of Health Sciences
Associate of Applied Science Diagnostic Medical Sonography Veterinary Technology	Master of Science Health Services Management

College of Education
Master of Arts in Education Instructional Leadership Educational Leadership Teaching and Learning	Doctor of Education Instructional Leadership Educational Leadership Organizational Leadership Teaching and Learning

College of Business
Master of Science Business Administration Management	Doctor of Science Business Administration

Brown Mackie Colleges. The principal degree programs offered by the Brown Mackie College schools are as follows.

Healthcare and Wellness
Associate’s Degrees Healthcare Administration Medical Assistant Occupational Therapy Assistant Pharmacy Technology Physical Therapist Assistant Surgical Technology	Bachelor’s Degrees Healthcare Management

Nursing
Associate’s Degrees Nursing

Early Childhood Education
Associate’s Degree Early Childhood Education

Legal Studies
Associate’s Degrees Criminal Justice Paralegal	Bachelor’s Degrees Criminal Justice

Business
Associate’s Degrees Accounting Business	Bachelor’s Degrees Business Administration

Technology-Based
Associate’s Degrees Audio/Visual Production Biomedical Equipment Technology Information Technology

Veterinary
Associate’s Degrees Veterinary Technology

South University. The principal degree programs offered by South University are as follows.

College of Arts and Sciences
Associate’s Degrees Criminal Justice Paralegal Studies	Master’s Degrees Professional Counseling

Bachelor’s Degrees Criminal Justice Legal Studies Psychology

College of Business
Associate’s Degrees Accounting Business Administration Information Technology	Master’s Degrees Business Administration

Bachelor’s Degrees Business Administration Healthcare Management Information Technology

College of Health Professions
Associate’s Degrees Allied Health Science Physical Therapist Assisting

Bachelor’s Degrees Health Science

College of Nursing
Bachelor’s Degrees Nursing	Master’s Degrees Nursing

School of Pharmacy
Doctorate Degrees Doctor of Pharmacy

In addition to the programs listed above, we own Western State University College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

Graduate Employment

We measure our success as an educator of students to a significant extent by the ability of our students to find jobs in their chosen field of employment upon graduation from our schools. Most of our schools provide career development instruction to our students in order to assist the students in developing essential job-search skills. In addition to individualized training in interviewing, networking techniques and resume-writing, most of our schools require students to take a career development course. Additionally, we provide ongoing employment resources to our undergraduate students and recent graduates. Career services departments also assist current students in finding part-time employment while attending school. Students in certain of our Doctorate programs spend up to a year in a paid internship in their chosen field.

Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2011, the career services departments of our schools had approximately 300 full-time employees. We estimate that our career services departments maintain contact with approximately 70,000 employers nationwide.

Based on information collected by us from graduating students and employers, we believe that, of the approximately 18,200 undergraduate students who graduated from our schools other than Argosy University during the calendar year ended December 31, 2010, approximately 82% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. We do not track undergraduate employment data for Argosy University in a similar manner to our other education systems due to Argosy University’s institutional focus on graduate degree programs. The graduate employment rates presented in this Form 10-K exclude students who are pursuing further education, who are deceased, who are in active military service, who have medical conditions that prevent them from working, who are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees in their field of study, who choose to stay at home full-time or who are international students no longer residing in the country in which their school is located. The average salary paid to our available graduating undergraduate students from The Art Institutes, the Brown Mackie Colleges and South University for calendar year 2010 who obtained employment in their fields of study, or in related fields of study, was approximately $30,000.

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

In addition to the institutional accreditations described above, a number of our institutions have specialized programmatic accreditation for particular educational programs. For example, 16 Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation, and 18 Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association for their Doctor of Psychology programs, and five Argosy University locations are accredited by the Council for Accreditation of Counseling and Related Educational Programs. Eight of our medical assisting programs (three at South University, four at Brown Mackie Colleges and one at Argosy University) are accredited by the Commission on Accreditation of Allied Health Education Programs. While these programmatic accreditations cannot be relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program.

The following table shows the location of each of our campuses at June 30, 2011, the name under which it operates, the year of its establishment, the date we opened or acquired it and the institutional accrediting agency (for schools accredited by more than one recognized accrediting agency, the primary accrediting agency is listed first).

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened	Accrediting Agency

The Art Institutes

The Art Institute of Atlanta	Atlanta, GA	1949	1971	Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”)

The Art Institute of Atlanta — Decatur	Decatur, GA	2007	2008	SACS (as an additional location of The Art Institute of Atlanta)

The Art Institute of Austin	Austin, TX	2008	2008	SACS (as a branch of The Art Institute of Houston)

The Art Institute of California — Hollywood (formerly California Design College)	Los Angeles, CA	1991	2003	Accrediting Council of Independent Colleges and Schools (“ACICS”)

The Art Institute of California — Inland Empire	San Bernardino, CA	2006	2006	Accrediting Commission of Career Schools and Colleges (“ACCSC”) (as a branch of The Art Institute of California — San Diego)

The Art Institute of California — Los Angeles	Los Angeles, CA	1997	1998	ACICS

The Art Institute of California — Orange County	Orange County, CA	2000	2001	ACICS (as a branch of The Art Institute of California — Los Angeles)

The Art Institute of California — Sacramento	Sacramento, CA	2007	2007	ACICS (as a branch of The Art Institute of California — Los Angeles)

The Art Institute of California — San Diego	San Diego, CA	1981	2001	ACCSC

The Art Institute of California — San Francisco	San Francisco, CA	1939	1998	ACICS (as a branch of The Art Institute of California — Los Angeles)

The Art Institute of California — Sunnyvale	Sunnyvale, CA	2008	2008	ACICS (as a branch of The Art Institute of California — Hollywood)

The Art Institute of Charleston	Charleston, SC	2007	2007	SACS (as a branch of The Art Institute of Atlanta)

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened	Accrediting Agency

The Art Institute of Charlotte	Charlotte, NC	1973	2000	ACICS

The Art Institute of Colorado	Denver, CO	1952	1976	Higher Learning Commission (“HLC”) of the North Central Association

The Art Institute of Dallas (2)	Dallas, TX	1964	1985	SACS (as a campus of South University)

The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974	ACICS

The Art Institute of Fort Worth (2)	Fort Worth, TX	2009	2010	SACS (as a campus of South University)

The Art Institute of Houston	Houston, TX	1974	1979	SACS

The Art Institute of Houston — North	Houston, TX	2008	2009	SACS (as a branch of The Art Institute of Houston)

The Art Institute of Indianapolis	Indianapolis, IN	2006	2006	ACICS (as a branch of The Art Institute of Phoenix)

The Art Institute of Jacksonville	Jacksonville, FL	2007	2007	SACS (as a branch of Miami International University of Art & Design)

The Art Institute of Las Vegas	Las Vegas, NV	1983	2001	ACICS (as a branch of The Art Institute of Phoenix)

The Art Institute of Michigan	Detroit, MI	2007	2008	HLC (as a branch of The Illinois Institute of Art — Chicago)

The Art Institute of Michigan — Troy (1)	Troy, MI	2011	2011	HLC (as a branch of The Illinois Institute of Art — Chicago)

The Art Institute of Tennessee — Nashville	Nashville, TN	2006	2007	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of New York City	New York, NY	1980	1997	ACICS

The Art Institute of Ohio — Cincinnati	Cincinnati, OH	2004	2005	HLC (as a branch of The Illinois Institute of Art — Chicago)

The Art Institute of Philadelphia	Philadelphia, PA	1971	1980	ACICS

The Art Institute of Phoenix	Phoenix, AZ	1995	1996	ACICS

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened	Accrediting Agency

The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970	Middle States Association of Colleges & Schools of the Commission on Higher Education

The Art Institute of Portland	Portland, OR	1963	1998	Northwest Commission on Colleges and Schools Universities (“NWCCU”)

The Art Institute of Raleigh-Durham	Durham, NC	2008	2008	ACICS (as a branch of The Art Institute of Charlotte)

The Art Institute of San Antonio	San Antonio, TX	2010	2010	SACS (as a branch of the Art Institute of Houston)

The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007	ACICS (as a branch of The Art Institute of Phoenix)

The Art Institute of Seattle	Seattle, WA	1946	1982	NWCCU

The Art Institute of Tampa	Tampa, FL	2004	2004	SACS (as a branch of the Miami International University of Art & Design)

The Art Institute of Tucson	Tucson, AZ	2002	2007	ACICS (as a branch of the Art Institute of Phoenix)

The Art Institute of Vancouver	Vancouver, BC	1979	2003	Private Career Training Institutions Agency of British Columbia

The Art Institute of Virginia Beach	Virginia Beach, VA	2009	2010	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of Washington	Arlington, VA	2000	2001	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of Washington — Northern Virginia	Sterling, VA	2009	2009	SACS (as a branch of The Art Institute of Atlanta)

The Art Institute of Wisconsin	Milwaukee, WI	2010	2010	ACICS (as a branch of The Art Institute of Phoenix)

The Art Institute of York — Pennsylvania	York, PA	1952	2004	ACICS

The Art Institutes International — Kansas City	Kansas City, KS	2008	2008	ACICS (as a branch of The Art Institute of Phoenix)

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened	Accrediting Agency

The Art Institutes International Minnesota	Minneapolis, MN	1964	1997	ACICS

The Illinois Institute of Art — Chicago	Chicago, IL	1916	1996	HLC

The Illinois Institute of Art — Schaumburg	Schaumburg, IL	1983	1996	HLC (as a branch of The Illinois Institute of Art — Chicago)

The Illinois Institute of Art — Tinley Park	Tinley Park, IL	2011	2011	HLC (as a branch of The Illinois Institute of Art — Chicago)

Miami International University of Art & Design	Miami, FL	1965	2002	SACS

The New England Institute of Art	Boston, MA	1988	2000	New England Association of Schools and Colleges

Argosy University				HLC (all locations)

Argosy University, Atlanta	Atlanta, GA	1990	2002

Argosy University, Chicago	Chicago, IL	1976	2002

Argosy University, Dallas	Dallas, TX	2002	2002

Argosy University, Denver	Denver, CO	2006	2006

Argosy University, Honolulu	Honolulu, HI	1979	2002

Argosy University, Inland Empire	San Bernardino, CA	2006	2006

Argosy University, Nashville	Nashville, TN	2001	2001

Argosy University, Orange County	Orange, CA	1999	2002

Argosy University, Phoenix	Phoenix, AZ	1997	2002

Argosy University, Salt Lake City	Salt Lake City, UT	2008	2008

Argosy University, San Diego	San Diego, CA	2006	2006

Argosy University, San Francisco	Point Richmond, CA	1998	2002

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened	Accrediting Agency

Argosy University, Santa Monica	Santa Monica, CA	2006	2006

Argosy University, Sarasota	Sarasota, FL	1969	2002

Argosy University, Schaumburg	Schaumburg, IL	1979	2002

Argosy University, Seattle	Seattle, WA	1997	2002

Argosy University, Tampa	Tampa, FL	1997	2002

Argosy University, Twin Cities	Eagan, MN	1961	2002

Argosy University, Washington D.C.	Arlington, VA	1994	2002

South University (2)				SACS (all locations)

South University/ Savannah	Savannah, GA	1899	2004

South University/ Montgomery	Montgomery, AL	1997	2004

South University/ West Palm Beach	West Palm Beach, FL	1974	2004

South University/ Columbia	Columbia, SC	1935	2004

South University/ Tampa	Tampa, FL	2006	2006

South University/ Richmond	Richmond, VA	2009	2009

South University/ Novi	Novi, MI	2009	2010

South University/ Virginia Beach	Virginia Beach, VA	2010	2010

The Brown Mackie Colleges

Brown Mackie College — Akron	Akron, OH	1980	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Birmingham	Birmingham, AL	2010	2011	ACICS (as a branch of the Art Institute of Phoenix)

Brown Mackie College — Cincinnati	Cincinnati, OH	1927	2004	ACICS (as a branch of The Art Institute of Phoenix)

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened	Accrediting Agency

Brown Mackie College — Findlay	Findlay, OH	1986	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Northern Kentucky	Ft. Mitchell, KY	1927	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — North Canton	North Canton, OH	1984	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Atlanta	Norcross, GA	1969	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Kansas City	Lenexa, KS	1984	2004	HLC (as a branch of Brown Mackie College — Salina)

Brown Mackie College — Salina	Salina, KS	1892	2004	HLC

Brown Mackie College — Merrillville	Merrillville, IN	1984	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Michigan City	Michigan City, IN	1890	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Quad Cities	Quad Cities, IA	1985	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Fort Wayne	Fort Wayne, IN	1991	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — South Bend	South Bend, IN	1882	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Louisville	Louisville, KY	1935	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Hopkinsville	Hopkinsville, KY	1995	2004	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Miami	Miami, FL	2004	2005	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Tucson	Tucson, AZ	1972	2007	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Indianapolis	Indianapolis, IN	2007	2008	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Boise	Boise, ID	2008	2008	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Tulsa	Tulsa, OK	2008	2009	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Phoenix	Phoenix, AZ	2008	2009	ACICS (as a branch of The Art Institute of Phoenix)

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened	Accrediting Agency

Brown Mackie College — Greenville	Greenville, SC	2009	2009	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Albuquerque	Albuquerque, NM	2010	2010	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — San Antonio	San Antonio, TX	2010	2010	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — St. Louis	St. Louis, MO	2009	2010	ACICS (as a branch of The Art Institute of Phoenix)

Brown Mackie College — Oklahoma City (3)	Oklahoma City, OK	2011	2011	HLC (as a branch of Brown Mackie College — Salina)

Western State University College of Law	Fullerton, CA	1966	2002	Commission on Colleges of the Western Association of Schools and Colleges; American Bar Association

(1)	First class of students scheduled to start in October 2011.
(2)	The Art Institute of Dallas and The Art Institute of Fort Worth are campuses of South University but included with The Art Institute school locations for reporting purposes.
(3)	First class of students started in August 2011.

Accrediting agencies monitor each educational institution’s performance across a broad range of areas. Monitoring is generally performed through annual self-reporting and through the conduct of periodic site visits by representatives of the accrediting agency and qualified persons from peer institutions. In the event an accrediting agency determines that such school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2011, seven of our schools were required to provide such supplemental reports due to either student retention or placement issues. Each of these seven schools is also required to request and receive permission from their accrediting agency prior to filing an application for a new location or program offering. We anticipate that an additional twelve schools will be required to file supplemental reports with their accrediting agency due to student retention issues experienced during fiscal 2011.

An accrediting agency also may order an institution to show cause why its accreditation should not be revoked or conditioned if it receives information leading it to question whether the institution satisfies the requirements of continued accreditation. An institution found not to be in compliance with required standards may have its accreditation revoked or withdrawn, or it may be placed on probation to more closely monitor its compliance with accrediting requirements. We currently do not have any school on show cause status with its institutional accrediting agency. The Doctor of Psychology program at Argosy University’s San Francisco campus was placed on probation by the American Psychological Association in August 2010. Under a probationary status, the program remains accredited and has up to two years to address any deficiencies identified by the Council on Accreditation. The physical therapy assistant program at Brown Mackie College in Ft. Wayne, Indiana was placed on probation by the Commission on Accreditation in Physical Therapy in April 2011 in connection with its initial grant of accreditation. A program may remain on probation for up to two years though accreditation may be withdrawn at any time during the probationary period if the program does not improve.

Student Financial Assistance

Most of the students at our U.S. schools rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is physically located and comply with applicable state requirements regarding fully online programs, (ii) institutionally accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations. Most of the U.S. Department of Education’s requirements, such as the 90/10 rule and the cohort default rate test, are applied on an institutional basis, with an institution defined as a main campus and its additional locations, if any. Twenty-three of our 105 primary locations are recognized by the U.S. Department of Education as main campuses and the remaining locations, other than The Art Institute of Vancouver which is subject to the laws and regulations of the Canadian province of British Columbia, are additional locations.

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

While most states in the United States support public colleges and universities primarily through direct state subsidies, the U.S. federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV programs, of which the two largest are the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Federal Pell Grant (“Pell”) program. Most of our U.S. schools also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the Federal Perkins Loan (“Perkins”) program, the Federal Work-Study program and the Academic Competitive Grant (“ACG”) program. A smaller number of our U.S. schools also participate in the National SMART (Science and Mathematics Access to Retain Talent) Grant program.

During fiscal 2011 and 2010, the net cash receipts from the financial sources that funded our net revenues from tuition and fees for attending our post-secondary institutions were as follows (dollars in millions):

	Fiscal 2011			Fiscal 2010 (6)
Total Aid	Gross Cash Receipts (1)	% of Gross Cash Receipts	% of Net Revenues	Gross Cash Receipts (1)	% of Gross Cash Receipts	% of Net Revenues
Federal Title IV Aid (2):
Stafford Loans	$1,698.3	48.4%	58.8%	$1,540.8	51.2%	61.4%
PLUS Loans	423.7	12.1%	14.7%	265.1	8.8%	10.6%
Grad Plus Loans	6.3	0.2%	0.2%	37.3	1.2%	1.5%
Pell Grants	456.3	13.0%	15.8%	357.9	11.9%	14.3%
FSEOG Awards	15.4	0.4%	0.5%	13.0	0.4%	0.5%
Perkins Loans	0.3	0.0%	0.0%	1.6	0.1%	0.1%
Other Title IV Aid (3)	6.8	0.2%	0.2%	4.8	0.2%	0.2%

Total Federal Title IV Aid	$2,607.1	74.3%	90.3%	$2,220.6	73.9%	88.5%

Private Loans	91.7	2.6%	3.2%	111.7	3.7%	4.5%
Education Finance Loan	14.6	0.4%	0.5%	65.1	2.2%	2.6%
Cash Payments	733.1	20.9%	25.4%	552.2	18.4%	22.0%
State Grants	50.1	1.4%	1.7%	47.2	1.6%	1.9%
Canadian Financial Aid	11.9	0.3%	0.4%	9.6	0.3%	0.4%

Total Cash Receipts (4)	$3,508.5	100.0%	121.5%	$3,006.5	100.0%	119.9%

Net Revenues (5)			$2,887.6			$2,508.5

(1)	Cash receipts are net of the return to the federal student financial aid programs of all unearned funds from students who withdraw from a program of study.
(2)	Equals Title IV financial aid received by students attending (i) The Art Institutes during quarters starting during the fiscal year except for The New England Institute of Art, where the summer semester beginning in May was included in the following fiscal year; (ii) Argosy University during the summer semester that began in May prior to the beginning of the fiscal year and the fall and winter semesters that began during the fiscal year; (iii) South University during the quarters starting during the fiscal year, except that campus based students attending the summer quarter beginning at the end of June; (iv) Brown Mackie Colleges during quarters starting during the fiscal year; and (v) Western States University during semesters starting during the fiscal year.
(3)	Includes receipts from the Academic Competitive Grant program and the National SMART Grant program.
(4)	Total cash receipts include stipends, or financing received by students in excess of the tuition and fees that they pay to our schools, which we receive from financing sources on behalf of students. Stipends are generally used by students to fund living expenses while attending school. Total stipends paid to students during fiscal 2011 and 2010 were $664.6 million and $531.2 million, respectively. Aid received from the Federal Work Study program is excluded from total cash receipts along with institutional aid, employee reimbursement of tuition payments and institutional scholarships.
(5)	The difference between net revenues and gross cash receipts paid by students to attend our post-secondary institutions primarily relates to stipends received on behalf of students and the effect of timing differences between cash-basis and accrual-basis accounting, including changes in student accounts receivable balances.
(6)	Certain amounts have been updated from the prior year presentation due to refunds and other revisions which occurred after the end of fiscal 2010.

Direct Loans. The Direct Loan program consists of two types of loans: Stafford loans, which are made available to students regardless of financial need, and Parent Loan for Undergraduate Students (“PLUS”) loans, which are made available to parents of undergraduate students classified as dependents and to graduate and professional students. Prior to July 1, 2010, Stafford and PLUS loans were also made available to students through the Federal Family Education Loan program which was administered and funded by private sources. The Direct Loan program is administered and funded by the U.S. Department of Education.

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

Pell. Pell grants are the primary component of Title IV programs under which the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Effective as of July 1, 2010, the maximum amount of availability of a Pell grant increased to $5,550 per year from a maximum of $5,350 per year in fiscal 2010 and a maximum of $4,731 in fiscal 2009. Additionally, effective from July 1, 2009 through June 30, 2011, certain students who attended school for an entire fiscal year were in some cases eligible for additional Pell grant awards. The maximum available to an eligible student under the Pell grant program depends on student need and other factors.

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

Perkins. Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each academic year, with an aggregate maximum of $27,500 for students with at least two years of study. Eligible graduate students may borrow up to $8,000 in Perkins loans each academic year, with an aggregate maximum of $60,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account. Congress has not supplied any new federal capital contributions to the Perkins program in several years. When Congress last funded the program, 75% of the new funding was contributed by the U.S. Department of Education and the remainder by the applicable school. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2011, payments from former students to the program were approximately $4.7 million. We were not required to make any matching contributions in fiscal 2011.

Federal Work-Study. Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school’s Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2011, all of our schools met this requirement.

ACG and National Smart Programs. Effective July 1, 2006, Congress enacted the ACG and the National SMART (Science and Mathematics Access to Retain Talent) Grant. Both of these programs require students to be eligible for a Pell grant and to attend school on a full-time basis. The ACG is designed for students in certificate or degree programs who recently have graduated from a high school at which they were enrolled in a rigorous curriculum. Students may receive a maximum of $750 under ACG during their first academic year and $1,300 during their second academic year. The National SMART Grant is designed for students in their third or fourth academic year with a cumulative grade point average of 3.0 or greater in certain designated bachelor’s degree or higher programs, primarily focused on science and math programs. Eligible students may receive up to $4,000 in each of their third and fourth academic year. Both the ACG and National SMART programs terminated as of June 30, 2011.

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

The U.S. Senate Committee on Health, Education, Labor and Pensions (the “HELP Committee”) held a series of hearings on the for-profit education sector during 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. We received a substantial request for documents from the HELP Committee on August 5, 2010 in connection with the hearings and responded to the request. The request sought information and documents relating to our use of Federal resources, including how we recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the 90/10 Rule. The request also sought an understanding of the number of students who complete or graduate from programs offered by our schools, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how we track and manage the number of students who risk default within the cohort default rate window. The hearings held by the HELP Committee were not formally related to the rulemaking process undertaken by the U.S. Department of Education described below. However, the hearings could lead to further investigations of proprietary schools and the proposal of revisions to the HEA and additional regulations promulgated by the U.S. Department of Education.

The HELP Committee requested that the Government Accountability Office (“GAO”) perform an independent study of the for-profit education industry. The study is expected to be available sometime in 2011. In connection with a hearing held by the HELP Committee on August 4, 2010, the GAO conducted a series of undercover investigations into the enrollment and recruiting practices at fifteen for-profit institutions of higher education in which GAO investigators with hidden cameras posed as potential new student enrollees. The Chicago campus of Argosy University was included in the undercover investigation. The report presented by the GAO to the HELP Committee, which was originally issued in August 2010 and substantially revised in November 2010, stated that admissions representatives at all 15 of the for-profit institutions visited made “deceptive or otherwise questionable statements” to the GAO investigators. We disagreed with the findings at Argosy University and informed Sen. Harkin, Chairman of the HELP Committee, of our issues with the report.

Program Integrity Regulations. In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams primarily related to Title IV program integrity issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the following:

•

The elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•	Notifying the U.S. Department of Education of, and possibly obtaining its approval to offer, additional programs of study that lead to gainful employment;

•	Defining the standards that will be used to measure whether educational programs offered by for-profit post-secondary institutions prepare students for gainful employment;

•	Defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	Establishing more stringent state approval requirements that may require or encourage states to modify existing state approval and licensing processes;

•

Defining “academic attendance” to specifically exclude logging into an online class without active participation and otherwise generally limiting the types of activities that qualify as “academic attendance” in an online environment; and

•

Changing the definition of substantial misrepresentation to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

The U.S. Department of Education published the final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011, including some reporting and disclosure rules related to gainful employment. On June 13, 2011, the U.S. Department of Education published final regulations on metrics for gainful employment programs effective July 1, 2012. In addition to the rules, the U.S. Department of Education has issued several “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas.

The program integrity rules require a large number of reporting and operational changes, some of which are described below. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows. We also cannot predict with certainty how the regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. The new regulations may also subject us to qui tam lawsuits by private parties for alleged violations of the federal False Claims Act, 31 U.S.C. § 3729 et seq. (“False Claims Act”) or state False Claims Acts. Any such actions by other bodies that affect our programs and operations or lawsuits under the False Claims Act could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.

Incentive Compensation. The HEA provides that a school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person engaged in any student recruitment or admissions activity or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation.

In the final regulations adopted by the U.S. Department of Education effective July 1, 2011, these twelve safe harbors were eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. We implemented a new compensation plan for our admissions representatives beginning in the third quarter of fiscal 2011 in response to the revised compensation rules for employees who are engaged in recruiting of students or the awarding of financial aid and revised other practices. Our prior compensation plan was designed to comply with one of the safe harbors under the prior regulation which permitted two salary adjustments per year provided that the adjustments were not solely based on the number of students recruited, admitted, enrolled or awarded financial aid. In connection with the new compensation plan, we eliminated enrollment results as a component of compensation for our admissions representatives. These changes to our business practices may negatively affect student recruitment or enrollment due to a decreased productivity from our admissions representatives and may have a negative impact on the recruitment and retention of employees. The new compensation plan for our admissions representatives will result in a decrease in our revenues if we are unable to maintain or increase the number of students enrolled in our schools.

State Authorization. The final state authorization regulations require institutions that participate in Title IV programs to be authorized by name to offer post-secondary education by each state in which the institution is physically located. A state must also have a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws. The U.S. Department of Education will determine whether a state’s institutional authorization and complaint process satisfies the U.S. Department of Education’s regulations. If a state was unable to establish an institutional authorization or complaint review process that satisfies the U.S. Department of Education’s regulations by July 1, 2011, the state had the option to request a one-year extension of the effective date of those regulations.

The state authorization regulations also provide that if an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state. The U.S. Department of Education subsequently issued a “Dear Colleague Letter” on March 17, 2011 permitting institutions who have not obtained all state approvals necessary to offer distance education to students to be in compliance with the regulation for the federal award year ending June 30, 2012 if the institution makes a good faith effort to be in compliance by June 30, 2011. The U.S. Department of Education stated in a subsequent “Dear Colleague Letter” on April 20, 2011 that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary state authorizations before that date. A federal District Court overturned the U.S. Department of Education’s regulation governing state authorizations of distance education programs in July 2011. We anticipate that the U.S. Department of Education will issue additional guidance in light of the court ruling.

As of June 30, 2011, we believe that:

•

All of our campuses were physically located in states that satisfied the U.S. Department of Education’s final rules regarding state authorization except for our schools located in California (14 schools) and Hawaii (one school). Both California and Hawaii have requested one-year extensions from the U.S. Department of Education to comply with the new regulations; and

•

Each of our institutions that was offering programs of study through distance education to students in states in which the institution was not physically located satisfied any requirements of those states for the institution to offer post-secondary education to students located in that state or had made a good faith effort to comply with the state requirements.

We cannot predict the extent to which the U.S. Department of Education will determine that the institutional authorization or complaint review process of any state satisfies the U.S. Department of Education’s regulations. If any of our schools lost its eligibility to participate in Title IV programs because a state’s institutional authorization and complaint process does not satisfy the U.S. Department of Education’s regulations, we would likely be forced to close the school in that state. Closing multiple schools would have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, though we made a good faith effort to comply with any required state licensing requirements for distance education in all jurisdictions where we have students, we may not be able to obtain all the necessary state authorizations. The failure to obtain any required authorizations from states where a significant number of our fully online students are located would have a material adverse effect on our financial condition, results of operations and cash flows.

Clock Hours. The final rules related to determining when a program of study is required to measure student progress in clock hours, as opposed to credit hours, are unclear because they refer to a requirement to measure student progress in clock hours when receiving federal or state approval and many agencies do not inquire or mandate whether student progress is measured in clock hours when approving academic programs. We have reviewed the regulations of each applicable state agency to determine whether the agency would require our schools to measure certain academic programs in clock hours under the new rule. Where appropriate, we have contacted state agencies for clarification. Due to the number of programs affected and the uncertainty surrounding the interpretation of this rule, we continue to monitor this issue and anticipate that further guidance from the U.S. Department of Education will be forthcoming. Students attending credit hour programs of study that are required to be measured in clock hours will likely receive less funds from Title IV programs to pay their cost of education with respect to those programs of study and will receive those funds at a slower rate. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors, including additional guidance from the U.S. Department of Education which is contrary to our current understanding of the clock hour rule, could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Substantial Misrepresentation. The new substantial misrepresentation regulation significantly expands what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Under the final rule, any false, erroneous, or misleading statement, or statement that has the likelihood or tendency to deceive or confuse, that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could be deemed a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution’s participation in Title IV programs. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation, as well as encourage private litigants to seek to enforce the expanded regulations through False Claims Act litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Gainful Employment. Under the Higher Education Act, as reauthorized, with the exception of certain liberal arts degree programs proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. The final gainful employment rules set forth standards that will be used to measure “preparation for gainful employment” and also require schools to notify the U.S. Department of Education prior to offering additional programs of study. With regard to the advance notification requirements applicable to new programs, the final rules require us to notify the U.S. Department of Education at least 90 days in advance of starting classes in any new program of study. The notice must include, among other things, information with regard to:

•	How we determined that a need for the program existed;

•	How the program was designed to meet local market needs for programs delivered in residence, or regional or national market needs for programs delivered by distance education over the Internet;

•	Any wage analysis that the institution performed;

•

How the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates;

•	The inclusion of the program in the institution’s accreditation; and

•	The date that the institution plans to start classes in the program.

The U.S. Department of Education will review our submitted information and advise us whether it must approve the new program of study. We do not know how the U.S. Department of Education will apply its rules with respect to additional programs. During fiscal 2011, we developed 16 academic programs not previously offered at any of our institutions and introduced over 350 academic programs to institutional locations that had not previously offered them. Any inability to obtain program approvals from the U.S. Department of Education in a timely manner could adversely impact our ability to serve new students and revise our programs to meet new areas of interest and respond to changing regulatory requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The final gainful employment rules also define – for the first time – the standards that will be used to measure “preparation for gainful employment.” The regulations use a similar framework to draft regulations proposed by the U.S. Department of Education in 2010, but revise certain requirements and extend the time period for compliance. The rules establish three annual standards related to student loan borrowing by which gainful employment will be gauged, effective July 1, 2012:

1.	Annual loan repayment rate, which measures the rate at which the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid. Generally, the annual loan repayment rate for an academic program is the percentage of student loans incurred to fund the costs of a program that are in satisfactory repayment three to four years after entering repayment. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions can challenge the repayment rate data using a process similar to one used to challenge cohort default rates.

2.

Discretionary income ratio, which compares (i) the annual repayment required on student loan debt attributable to tuition and fees by students who completed the program to (ii) their discretionary income. The median annual loan payment amount (calculated as described below) for the applicable cohort of students may not be greater than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (HHS) poverty guideline for a single person in the continental United States. The debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis. The earnings used will generally be based on information received by the U.S. Department of Education from the Social Security Administration, subject to the use of the 25th percentile of Bureau of Labor Statistics income data for specific “standard of occupational classification” codes under certain circumstances for fiscal years 2012 through 2014.

3.

Actual earnings ratio, which compares (i) the annual repayment required on student loan debt attributable to tuition and fees by students who completed the program to (ii) their actual annual earnings. The median annual loan payment amount for the applicable cohort of students may not be greater than 12% of the greater of their average or median annual earnings. The debt-to-total earnings ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis. The earnings used will generally be based on information received by the U.S. Department of Education from the Social Security Administration, subject to the use of the 25th percentile of Bureau of Labor Statistics income data for specific “standard of occupational classification” codes under certain circumstances for fiscal years 2012 through 2014.

If a program fails all three of the gainful employment metrics in a given year, the U.S. Department of Education requires the institution to disclose the amount by which the program under-performed the metrics and the institution’s plan for program improvement. Also, the institution must establish a three-day waiting period before students can enroll. Should a program fail to achieve the metrics twice within three years, the institution must continue to provide the first year disclosures and, among other things, also disclose to current and prospective students that they should expect to have difficulty repaying their student loans; provide an explanation of the risks associated with enrolling or continuing in the program, including the potential consequences for, and options available to, the student if the program becomes ineligible for Title IV funds; and explain the resources available to research other educational options and compare program costs. Should a program fail three times within a four year period, the U.S. Department of Education would terminate the program’s eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to participate in Title IV programs), and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without student aid. The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on the 2012, 2013 and 2014 metrics.

The annual loan repayment for the debt-to-earnings ratios is derived by determining the median loan debt of the applicable cohort of students who completed the program, and includes most federal student loans, private loans, and debt obligations arising from institutional financing plans. The payment amounts are calculated on the basis of the interest rate then charged on federal direct unsubsidized student loans and the following amortization terms:

•	10 years for programs that lead to an undergraduate or post-baccalaureate certificate/diploma or to an associate’s degree;

•	15 years for programs that lead to a bachelor’s or master’s degree;

•	20 years for programs that lead to a doctoral or first-professional degree.

Because the U.S. Department of Education’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether it will cause any of our programs to become ineligible to participate in the Title IV programs. However, under this new regulation the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs. However, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. To the extent that our new programmatic offerings do not offset the loss of any of our current programs which do not satisfy one of the three metrics under the new gainful employment regulation, the loss of students or restrictions to program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

New Negotiated Rulemaking. On May 5, 2011, the U.S Department of Education announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the HEA. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The U.S Department of Education also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition.

Other Financial Assistance Sources

Students at several of our U.S. schools participate in state aid programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Effective August 1, 2009, the Post 9/11 Veterans Educational Assistance Act of 2008 provided additional educational funding to eligible veterans who served in the U.S. military. During fiscal 2011, students attending our schools received approximately $129 million of financial aid from the Department of Veteran Affairs and the Department of Defense. Recently, some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans, which could have a material adverse effect on our business, results of operations and ability to comply with the 90/10 Rule. Our schools also provide institutional grants and scholarships to qualified students. In fiscal 2011, institutional scholarships had a value equal to approximately 4% of our net revenues.

There are private supplemental loan programs available to our students, and those programs allow students to repay a portion of their loans after graduation and make loans available to students with lower than average credit ratings. The primary objective of these loan programs is to facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools. Revenues derived indirectly from private loans to students at our schools, excluding loans under the Education Finance Loan program that we introduced in fiscal 2008, represented approximately 3.2% and 4.5% of our net revenues in fiscal 2011 and 2010, respectively.

Approximately 75% of the private loans in fiscal 2011 were offered and serviced by two lenders. During the last several years, adverse market conditions for consumer student loans resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans.

During fiscal 2011 we announced the termination of our Education Finance Loan program which enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower met certain eligibility and underwriting criteria. Under the program, we purchased loans made by a private lender to students who attended our schools. In fiscal 2011, loans to students under the Education Finance Loan program represented approximately 0.5% of our net revenues as compared to 2.6% of our net revenues in fiscal 2010.

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

During fiscal 2011, five of our institutions were the subject of U.S. Department of Education program reviews as compared to three such reviews in fiscal 2010. We received final reports from the U.S. Department of Education for four program reviews in fiscal 2011, including the three program reviews performed in fiscal 2010, and have not received a final report for four of the program reviews performed in fiscal 2011. We were recently notified by the U.S. Department of Education that it plans to perform additional program reviews of South University in September 2011 and The Art Institute of California – Los Angeles in the first quarter of fiscal 2012.

On March 22, 2011, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of fully online programs offered by South University and The Art Institute of Pittsburgh for the period beginning January 1, 2006 through the date of the subpoena. We intend to cooperate with the subpoena and investigation. However, we cannot predict the eventual scope, duration or outcome of the investigation at this time.

If the U.S. Department of Education is dissatisfied with an institution’s administration of Title IV programs, it can transfer, without prior notice or judicial review, the institution from the advance system of receiving Title IV program funds to a cash monitoring or reimbursement method of payment, under which a school may have to advance its own funds to students and provide documentation to the U.S. Department of Education that the funds were properly disbursed prior to receiving reimbursement from Title IV programs. Each of our institutions disburses Title IV program funds under Level 1 heightened cash monitoring due to our failure to satisfy the U.S. Department of Education’s financial responsibility standards.

Violations or alleged violations of Title IV program requirements also could subject us to other civil and criminal proceedings and sanctions, suits under the federal False Claims Act or state False Claims Acts, limitations on our operations and ability to open new locations, or administrative proceedings to impose fines or limit, suspend or terminate our eligibility for participation in Title IV programs. The U.S. Department of Education also may initiate an emergency action to temporarily suspend an institution’s participation in Title IV programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

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

Cohort Default Rates. Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The U.S. Department of Education calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the Federal Family Education Loan (“FFEL”)/Direct Loan program and/or participates in the Direct Loan program receives a FFEL/Direct Loan cohort default rate for each federal fiscal year based on defaulted program loans. A federal fiscal year is October 1 through September 30. Currently, the U.S. Department of Education calculates an institution’s annual cohort default rate as the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year (the “Two-Year CDR”). Beginning with the calculation of institutions’ cohort default rates for the 2009 federal fiscal year, which are expected to be calculated and published by the U.S. Department of Education in 2012, the period for which students’ defaults will be included in an institution’s cohort default rate will be extended by one year, so that the formula will be the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the second succeeding federal fiscal year (“Three-Year CDR”).

Under the Two-Year CDR, if an institution’s FFEL/Direct Loan cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, it no longer will be eligible to participate in the FFEL/Direct Loan and Pell programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s FFEL/Direct Loan cohort default rate exceeds 40% for any single fiscal year, it no longer will be eligible to participate in the FFEL and Direct Loan programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If, at any given point, an institution’s Perkins cohort default rate equals or exceeds 50% for each of the three most recent federal fiscal years it no longer will be eligible to participate in the Perkins programs for the remainder of the federal fiscal year, in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.

None of our schools has had an FFEL/Direct Loan cohort default rate of 25% or greater for any of the last three consecutive federal fiscal years. The most recent year for which FFEL/Direct Loan two-year cohort default rates have been calculated is federal fiscal year 2008. The weighted average of the combined official FFEL/Direct Loan cohort default rate for borrowers at our institutions for federal fiscal year 2008 was 7.3%, and our individual institutions’ official rates ranged from 1.3% to 12.7%. The weighted average of the combined draft FFEL/Direct Loan cohort default rates for borrowers at our schools for fiscal 2009, which will be finalized in September 2011, was 13.1% and our individual schools’ rates ranged from 0.6% to 18.0%. We believe that the increase in the preliminary Two-Year CDR average for federal fiscal year 2009 compared to the official Two-Year CDR average for federal fiscal year 2008 was due in part to the servicing on the FFEL loans that were purchased by the U.S. Department of Education from the lenders and not serviced in accordance with prior standards after purchase.

As a result of the extended default period under the Three-Year CDR calculation, most institutions’ respective cohort default rates are expected to materially increase when rates based upon the new calculation method first are published after October 1, 2011. The HEA reauthorization provided some relief from the anticipated increase in cohort default rates by increasing the default rate threshold from 25% to 30% effective October 1, 2011 and by requiring that the rate as calculated under the old methodology will be used in determining sanctions associated with high cohort default rates until the Three-Year CDRs have been calculated and issued for fiscal 2009, 2010 and 2011, the latter of which is expected to be calculated and issued in 2014.

If an institution’s FFEL/Direct Loan cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for the most recent federal award year (July 1 through June 30), that institution may be placed on provisional certification status for up to three years. Provisional certification by itself does not limit an institution’s access to Title IV program funds but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if the U.S. Department of Education determines that the institution is unable to meet its responsibilities under its program participation agreement.

As of June 30, 2011, 40 of our schools had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ended June 30, 2010, the most recent year for which such rates have been calculated. Funds from the Perkins program did not exceed 0.2% of these schools’ respective net revenues in fiscal 2011. None of these schools has been placed on provisional certification for this reason.

Each of our schools whose students participate in the FFEL/Direct Loan program maintains a student loan default management plan if its default rate equals or exceeds 5%. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL/Direct Loan lenders and guaranty agencies. The historical default rates experienced by Argosy University and Western State University College of Law have been relatively low, and therefore these schools have engaged in significantly fewer default management activities.

Recertification of Title IV Eligibility. The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally such reviews occur every six years, although it typically occurs after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently all of our schools are operating under provisional program participation agreements with the U.S. Department of Education due to the debt incurred and goodwill recorded in connection with the Transaction.

Financial Responsibility Standards. Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. The composite score must be at least 1.5 in order for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on the institution’s eligibility to participate in Title IV programs. Institutions are evaluated for compliance with these requirements as part of the U.S. Department of Education’s renewal of certification process and also annually as each institution submits its audited financial statements to the U.S. Department of Education. Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements at our consolidated level. As of June 30, 2011, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to our failure to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and all of our schools have been provisionally certified to participate in Title IV programs. As a result of being provisionally certified, our schools are subject to possible summary adverse action if the U.S. Department of Education determines that they are unable to meet their obligations under their respective program participation agreements and are also subject to additional financial and cash monitoring of our disbursements of Title IV funds. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our schools during fiscal 2010, or $361.5 million. The letter of credit, provisional certification and financial and heightened cash monitoring will be in effect until at least June 2012 and are likely to continue beyond that date. The U.S. Department of Education also has the discretion to impose additional conditions or limitations. The implementation of heightened cash monitoring has not materially impacted our cash flows from operations. Outstanding letters of credit reduce the availability under our revolving credit facility. In the future, we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education.

Return of Title IV Funds. Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. Our independent Title IV compliance audits for fiscal 2011 are currently in process.

Administrative Capability Requirements. Regulations of the U.S. Department of Education specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution comply with all applicable federal student financial aid regulations, have capable and sufficient personnel to administer Title IV programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students and submit all reports and financial statements required by the regulations. If an institution fails to satisfy any of these criteria, the U.S. Department of Education may require the repayment of federal student financial aid funds, transfer the institution from the advance system of payment of Title IV program funds to the cash monitoring or reimbursement method of payment, place the institution on provisional certification status or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs. During fiscal 2012, fourteen of our institutions must be recertified by the U.S. Department of Education.

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

The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2011, the percentage of revenues derived from Title IV programs ranged from approximately 88% to 57%, with a weighted average of approximately 78% as compared to a weighted average of approximately 77% in fiscal 2010. The revised rules included in the 2008 HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. While our consolidated 90/10 rate for fiscal 2012 is projected to remain under the 90% threshold, we project that some of our institutions will not comply with the 90/10 Rule in fiscal 2012 if the relief provided in the most recent HEA reauthorization is not extended. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, also have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2011, students attending our schools received approximately $129 million of financial aid from the U.S. Department of Veterans Affairs and the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. A material decrease to the funding of military education benefit programs would have a materially adverse effect on our ability to comply with the 90/10 Rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, net revenues and results of operations.

State Authorization and Accreditation Agencies

Each of our U.S. campuses is authorized to offer education programs and grant degrees or diplomas by the state in which such school is physically located. The level of regulatory oversight varies substantially from state to state. Some states assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies, marketing and recruiting activities and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility and other operating standards that are different from those prescribed by the U.S. Department of Education. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state, which could have a material adverse effect on our student enrollment and revenues.

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

If a school does not meet its accreditation or state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure or institutional accreditation makes a school ineligible to participate in Title IV programs. As discussed above under “Program Integrity Regulations,” the U.S. Department of Education has adopted regulations that require institutions to be authorized by a state agency meeting certain requirements in order to be eligible to participate in the Title IV programs. Certain of our schools are located in states, including California and Hawaii, that do not meet these new requirements and have applied for extensions of time to amend their requirements. We cannot predict the extent to which the U.S. Department of Education will determine that the institutional authorization or complaint review process of any state satisfies the U.S. Department of Education’s regulations. If any of our schools were to lose its eligibility to participate in Title IV programs because a state’s institutional authorization and complaint process does not satisfy the U.S. Department of Education’s regulations and the U.S. Department of Education does not grant an extension, we would likely be forced to close the school in that state. Closing multiple schools would have a material adverse effect on our financial condition, results of operations and cash flows.

Certain of the state authorizing agencies and accrediting agencies with jurisdiction over our schools also have requirements that may, in certain instances, limit our ability to open a new school, acquire an existing school, establish an additional location of an existing school or add new educational programs.

Canadian Regulation and Financial Aid

The Art Institute of Vancouver is subject to regulation in the Province of British Columbia and in the provinces in which it recruits students. Depending on their province of residence, our Canadian students may receive loans under the federally funded Canada Student Loan Program and/or provincial funding from their province of residence. Canadian schools must meet eligibility standards to administer these programs and must comply with all relevant statutes, rules, regulations and requirements. We believe that The Art Institute of Vancouver currently holds all necessary registrations, approvals and permits and meets all eligibility requirements to administer these governmental financial aid programs. If The Art Institute of Vancouver cannot meet these and other eligibility standards or fails to comply with applicable requirements, it could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Post-secondary institutions located in Vancouver which have a student loan default rate equal to or greater than 28% are subject to review by SABC and may lose eligibility to participate in SABC financial aid programs for at least two years as a result of the review. The compliance staff of SABC work with schools with high default rates to manage and seek solutions for high defaults rates. In 2010, the official default rates for The Art Institute of Vancouver and its branch location were 15.8% and 11.2%, respectively.

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

Employees

At June 30, 2011, we employed approximately 14,500 full time employees, of whom approximately 3,300 were faculty members, and approximately 2,400 part-time employees, of whom approximately 2,200 were faculty members. In addition, we also employed approximately 8,300 adjunct faculty members at June 30, 2011. Adjunct faculty members are employed on a term-to-term basis, while part-time faculty members work a regular part-time schedule.

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

Availability of Reports

We make available financial information, news releases and other information on our Web site at www.edmc.edu. Information contained on our Web site is not part of this Form 10-K or our other filings with the Securities and Exchange Commission. There is a direct link from the Web site to our Securities and Exchange Commission filings, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission. Investors may also contact Investor Relations at 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222 or call (412) 562-0900 to obtain a hard copy of these reports without charge.

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

We and other post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General, the Department of Education, Congress and other parties have increasingly focused on allegations of improper recruiter compensation practices and deceptive marketing practices, among other issues. For example, in May 2011 the U.S. Department of Education announced its intention to establish additional negotiated rulemaking sessions to prepare proposed regulations under the HEA. The U.S. Senate HELP Committee held a series of hearings on the for-profit education sector during 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. The HELP Committee requested that the Government Accountability Office (“GAO”) perform an independent study of the for-profit education industry. The study is expected to be available sometime in 2011. Additionally, a number of state Attorneys General have recently launched investigations into post-secondary education institutions, including some of our schools. We received subpoenas from the Attorneys General of Florida and Kentucky in October 2010 and December 2010, respectively, in connection with investigations of our institutions and their business practices. We have nine schools located in Florida and three schools located in Kentucky. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort including 19 states to examine potential abuses in the for-profit education industry. While the initial goal of the joint investigation is sharing information between the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel for-profit institutions located in their respective jurisdictions to revise their recruiting practices. We cannot predict the extent to which, or whether, these hearings and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action. The adoption of any law or regulation that reduces funding for federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements. Additionally, actions by state Attorneys General and other governmental agencies could damage our reputation and limit our ability to recruit and enroll students, which would reduce student demand for our programs and adversely impact our revenue.

Failure of our schools to comply with extensive regulations could result in monetary liabilities or assessments, restrictions on our operations, limitations on our growth or loss of external financial aid funding for our students.

A substantial majority of our net revenues are indirectly derived from federal student financial aid programs pursuant to Title IV of the HEA. Our participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned upon approvals granted by other agencies. Each of our schools also must obtain and maintain approval to enroll students, offer instruction and grant credentials from the state authorizing agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in Title IV programs. Participation in Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned upon the maintenance of applicable state authorization. Our schools also must comply with the requirements of any loan guarantee agencies that guarantee certain federal student loans made to our schools’ students, the requirements of such state financial aid programs as may be available to our students and the requirements of specialized accrediting agencies which oversee educational quality in particular program areas. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. See “Business — Accreditation”, “Business — Student Financial Assistance”, “Business — Federal Oversight of Title IV Programs”, “Business — State Authorization and Accreditation Agencies” and “Business — Canadian Regulation and Financial Aid”.

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

The U.S. Department of Education’s program integrity regulations could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

On October 29, 2010, U.S. Department of Education issued final regulations pertaining to certain aspects of the administration of the Title IV programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation”. With minor exceptions, these regulations became effective July 1, 2011.

These new regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified for our business are:

•

The elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

Notifying the U.S. Department of Education of, and obtaining its approval to offer, additional programs of study that lead to gainful employment, as part of the gainful employment regulations described further below;

•	Defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	Establishing more stringent state approval requirements that may require or encourage states to modify existing state approval and licensing processes;

•

Defining “academic attendance” to specifically exclude logging into an online class without active participation and otherwise generally limiting the types of activities that qualify as “academic attendance” in an online environment; and

•

Changing the definition of substantial misrepresentation to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

We implemented a new compensation plan for our admissions representatives beginning in the third quarter of fiscal 2011 in response to the revised compensation rules for employees who are engaged in recruiting of students or the awarding of financial aid and revised other practices. In connection with the new compensation plan, we eliminated enrollment results as a component of compensation for our admissions representatives. We believe that these changes to our business practices have negatively affected student recruitment or enrollment due to a decreased productivity from our admissions representatives and may have a negative impact on the recruitment and retention of employees. The new compensation plan for our admissions representatives will result in a decrease to our revenues if we are unable to maintain or increase the number of students enrolled in our schools.

The final rules related to notifying the U.S. Department of Education, and obtaining its approval to offer, additional programs of study (other than certain liberal arts degree programs) require us to notify the U.S. Department of Education at least 90 days in advance of starting classes in any new program of study. The notice must include, among other things, information with regard to:

•	How we determined that a need for the program existed;

•	How the program was designed to meet local market needs for programs delivered in residence, or regional or national market needs for programs delivered by distance education over the Internet;

•	Any wage analysis that the institution performed;

•

How the program was reviewed or approved by, or developed in conjunction with, business advisory committees, program integrity boards, public or private oversight or regulatory agencies and businesses that would likely employ graduates;

•	The inclusion of the program in the institution’s accreditation; and

•	The date that the institution plans to start classes in the program.

The U.S. Department of Education will review our submitted information and advise us whether it must approve the new program of study. We do not know how the U.S. Department of Education will apply its rules with respect to additional programs. During fiscal 2011, we developed 16 academic programs not previously offered at any of our institutions and introduced over 350 academic programs to institutional locations that had not previously offered them. Any inability to obtain program approvals from the U.S. Department of Education in a timely manner could adversely impact our ability to serve new students and revise our programs to meet new areas of interest and respond to changing regulatory requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Under the U.S. Department of Education’s final rules regarding state authorization, institutions that participate in Title IV Programs must be authorized by name to offer post-secondary education by each state in which the institution is physically located. A state must also have a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws. The U.S. Department of Education will determine whether a state’s institutional authorization and complaint process satisfies the U.S. Department of Education’s regulations. If a state was unable to establish an institutional authorization or complaint review process that satisfies the U.S. Department of Education’s regulations by July 1, 2011, the state had the option to request a one-year extension of the effective date of those regulations.

The state authorization regulations also provide that if an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state. The U.S. Department of Education subsequently issued a “Dear Colleague Letter” on March 17, 2011 permitting institutions who have not obtained all state approvals necessary to offer distance education to students to be in compliance with the regulation for the federal award year ending June 30, 2012 if the institution makes a good faith effort to be in compliance by June 30, 2011. The U.S. Department of Education stated in a subsequent “Dear Colleague Letter” on April 20, 2011 that it would not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary state authorizations before that date. A federal District Court overturned the U.S. Department of Education’s regulation governing state authorizations of distance education programs in July 2011. We anticipate that the U.S. Department of Education will issue additional guidance in light of the court ruling.

As of June 30, 2011, we believe that:

•

All of our campuses were physically located in states that satisfied the U.S. Department of Education’s final rules regarding state authorization except for our schools located in California (14 schools) and Hawaii (one school). Both California and Hawaii have requested one-year extensions from the U.S. Department of Education to comply with the new regulations; and

•

Each of our institutions that was offering programs of study through distance education to students in states in which the institution was not physically located satisfied any requirements of those states for the institution to offer post-secondary education to students located in that state or had made a good faith effort to comply with the state requirements.

We cannot predict the extent to which the U.S. Department of Education will determine that the institutional authorization or complaint review process of any state satisfies the U.S. Department of Education’s regulations. If any of our schools lost its eligibility to participate in Title IV programs because a state’s institutional authorization and complaint process does not satisfy the U.S. Department of Education’s regulations, we would likely be forced to close the school in that state. Closing multiple schools would have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, though we made a good faith effort to comply with any required state licensing requirements for distance education in all jurisdictions where we have students, we may not be able to obtain all the necessary state authorizations. The failure to obtain any required authorizations from states where a significant number of our fully online students are located would have a material adverse effect on our financial condition, results of operations and cash flows.

The final rules related to determining when a program of study is required to measure student progress in clock hours, as opposed to credit hours, are unclear because they refer to a requirement to measure student progress in clock hours when receiving Federal or State approval and many agencies do not inquire or mandate whether student progress is measured in clock hours when approving academic programs. We have reviewed the regulations of each applicable state agency to determine whether the agency would require our schools to measure certain academic programs in clock hours under the new rule. Where appropriate, we have contacted state agencies for clarification. Due to the number of programs affected and the uncertainty surrounding the interpretation of this rule, we continue to monitor this issue and anticipate that further guidance from the U.S. Department of Education will be forthcoming. Students attending credit hour programs of study that are required to be measured in clock hours will likely receive less funds from Title IV programs to pay their cost of education with respect to those programs of study and will receive those funds at a slower rate. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors, including additional guidance from the U.S. Department of Education which is contrary to our current understanding of the clock hour rule, could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

The new substantial misrepresentation regulation significantly expands what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Under the final rule, any false, erroneous, or misleading statement, or statement that has the likelihood or tendency to deceive or confuse, that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could be deemed a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution’s participation in Title IV programs. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation, as well as encourage private litigants to seek to enforce the expanded regulations through False Claims Act litigation, which could have a material adverse effect on our business, financial condition and results of operations.

The program integrity rules require a large number of reporting and operational changes. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows. We also cannot predict with certainty how the regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. The new regulations may also subject us to qui tam lawsuits by private parties for alleged violations of the federal False Claims Act or similar state False Claims Acts. Any such actions by other bodies that affect our programs and operations or lawsuits under the False Claims Act could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.

If any of our programs fail to qualify as programs leading to “gainful employment” in a recognized occupation under U.S. Department of Education regulations, students in those programs would be unable to obtain Title IV funds to finance their education and, if student demand for those programs declined significantly, we may determine to cease offering those programs.

U.S. Department of Education promulgated final regulations on June 13, 2011, imposing additional Title IV program eligibility requirements on educational programs. See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations — Gainful Employment.”

Because the U.S. Department of Education’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether it will cause any of our programs to become ineligible to participate in the Title IV programs. However, under this new regulation the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs. However, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. To the extent that our new programmatic offerings do not offset the loss of any of our current programs which do not satisfy one of the three metrics under the new gainful employment regulation, the loss of students or restrictions to program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

If we fail to obtain periodic recertifications for our schools to participate in Title IV programs, or if our certifications are withdrawn by the U.S. Department of Education prior to the next scheduled recertification, students at the affected schools would no longer be able to receive Title IV program funds.

Our schools are required to seek recertifications from the U.S. Department of Education approximately every three years in order to participate in Title IV programs due to their provisional certification status. The current provisional certifications of our schools expire as follows: 14 schools expire during fiscal 2012; seven schools expire during fiscal 2013; and two schools expire during fiscal 2014. The U.S Department of Education typically performs a program review of all Title IV eligible institutions every six years, though recently they have increased the number of programs reviews they perform. Five reviews of our institutions were performed in fiscal 2011 as compared to three such reviews in fiscal 2010. We received final reports from the U.S. Department for four program reviews in fiscal 2011, including the three program reviews performed in fiscal 2010, and have not received a final report for four of the program reviews performed in fiscal 2011. We were recently notified by the U.S. Department of Education that it plans to perform additional program reviews of South University in September 2011 and The Art Institute of California – Los Angeles in the first quarter of fiscal 2012. The U.S. Department of Education will also review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S. Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. If the U.S. Department of Education were to decide not to renew or to withdraw our certification to participate in Title IV programs at any time, our students no longer would be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations.

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

To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2011, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to our failure to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our schools during fiscal 2010, or $361.5 million. Outstanding letters of credit reduce the availability under our revolving credit facility. The borrowing capacity under our revolving credit facility will decrease to $328.3 million on June 1, 2012. We are permitted to enter into cash secured letters of credit under our senior credit facility, which we may do in the event that we are unable to obtain sufficient additional capacity under the revolving credit facility. However, in the future we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions.

We expect to continue to not satisfy the U.S. Department of Education’s quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our schools to be required to continue on provisional certification for additional three-year periods. The current provisional certifications of our schools expire as follows: fourteen schools expire during fiscal 2012; seven schools expire during fiscal 2013; and two schools expire during fiscal 2014. We expect that the U.S. Department of Education’s evaluation of our schools’ financial responsibility on the basis of our consolidated financial statements will continue through future annual reviews and may result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and cash monitoring could adversely affect our net income and student population. We expect to be required to renew the letter of credit at the 15% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the amount substantially. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification. Any failure to meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education could affect our students’ ability to access student financial assistance programs, which would adversely affect our net income and student population.

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

If we do not meet specific cohort default rate benchmarks established by the U.S. Department of Education, our schools may lose eligibility to participate in federal student financial aid programs, which may result in a reduction in our student enrollment and an adverse effect on our results of operations.

Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages, and these rates are expected to increase under recent changes to the calculation of cohort default rates under the HEA. See “Business – Federal Oversight of Title IV Programs – Cohort Default Rates.” Certain of our schools have default rates in excess of specified rates in the Federal Perkins Loan Program, which is not a material federal student aid program for us or any of our institutions. Though we believe our schools do not exceed either the specified rates for student default for our material programs or the percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one or more of our schools could have a material adverse effect on our student population and revenue.

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

A provision of the HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2011, the percentage of revenues derived from Title IV programs ranged from approximately 88% to 57%, with a weighted average of approximately 78% as compared to a weighted average of approximately 77% in fiscal 2010. The revised rules included in the 2008 HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. While our consolidated 90/10 rate for fiscal 2012 is projected to remain under the 90% threshold, we project that some of our institutions will not comply with the 90/10 Rule in fiscal 2012 if the relief provided in the most recent HEA reauthorization is not extended. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, also have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2011, students attending our schools received approximately $129 million of financial aid from the U.S. Department of Veterans Affairs and the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. A material decrease to the funding of military education benefit programs would have a materially adverse effect on our ability to comply with the 90/10 Rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.

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

If one of our schools does not meet its accreditation or applicable state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure in the state where it is physically located or institutional accreditation would make such school ineligible to participate in Title IV programs, which could have a material adverse effect on our student enrollment and revenues. Further, requirements for programs offered by our schools that are accredited by national accrediting agencies with respect to retention rates, graduation rates and employment placement rates may be more difficult to satisfy due to the current economic recession in the U.S. A number of our institutions have specialized programmatic accreditation for particular education programs. While these programmatic accreditations cannot be relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of quality of the academic program. If programmatic accreditation is withdrawn or fails to be renewed for any of the individual programs at any of our schools, enrollment in such program could decline, which could have a material adverse impact on student enrollment and revenues at that school.

As described above, the U.S. Department of Education’s final rules regarding state authorization require institutions that participate in Title IV programs to be authorized by name to offer post-secondary education by each state in which the institution is physically located. If an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state. The inability of our students to participate in Title IV financing programs at one or more of our schools due to the failure to obtain required state authorizations or the failure of the state in which it is located to adopt rules that comply with the new regulations on authorization and oversight of post-secondary institutions would have a material adverse effect on our student population and revenue.

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

In fiscal 2011, approximately 2% of our net revenues were indirectly derived from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. Recently several states in which we have schools have substantially decreased or eliminated the amount of grants available to students who attend for-profit post secondary institutions. The loss of access to these state grants by our students could have a material adverse effect on our business due to enrollment losses at our schools.

If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment, and thereby adversely affect our results of operations.

If we or one of our schools experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of shares of our stock, internal restructurings, acquisition of schools from other owners, significant changes in the composition of a school’s board of directors or certain other transactions or events, several of which are beyond our control. The failure of any of our schools to reestablish its state authorization, accreditation or U.S. Department of Education certification following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our schools, including limitations on our ability to open new campuses or initiate new educational programs. Restrictions on growth such as these could have a material adverse impact on our student population and revenue and future growth plans. The potential adverse effects of a change of control also could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for your shares of our common stock and could have an adverse effect on the market price of your shares.

Government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate litigation against us, which may adversely impact our licensing or accreditation status, and thereby adversely affect our results of operations.

From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. For example, we are the subject of a qui tam action filed under the federal False Claims Act in which the U.S. Department of Justice and four states have intervened under their respective False Claims Acts related to our compliance with the U.S. Department of Education’s prior incentive compensation rule, and are the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of fully online programs offered by South University and The Art Institute of Pittsburgh. See “Item 3 – Legal Proceedings.” The U.S. Department of Education performed five program reviews of our institutions in fiscal 2011 and have notified us that they plan to perform two additional program reviews in the first quarter of fiscal 2012. We are currently waiting for the final reports from four program reviews performed by the U.S. Department of Education in fiscal 2011. The U.S. Department of Education may also take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds.

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

Our regulatory environment and our reputation may be negatively influenced by the actions of other post-secondary education institutions and the current media environment.

In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary education institutions. For example, the HELP Committee held a series of hearings on the for-profit education sector throughout 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. Additionally, in July 2011 the Attorney General of Kentucky announced a national bipartisan effort including 19 states to examine potential abuses in the for-profit education industry. Private parties have recently filed a number of significant lawsuits against post-secondary institutions alleging wrongdoing, including the misstatement of graduate job placement rates. The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegation of, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted significant adverse media coverage. The intervention by the U.S. Department of Justice and four states in a qui tam case involving our alleged violation of the U.S. Department of Education’s prior incentive compensation rules has drawn significant media attention.

Allegations against the post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

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

•

changes in applicable laws or regulations, such as provisions of the recently-enacted HEA reauthorization that impose new disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; and

•

determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit institutions.

During fiscal 2011, revenues derived indirectly from private loans to students at our schools, excluding loans under our former Education Finance Loan program, represented approximately 3.2% of our net revenues, as compared to approximately 4.5% and 13.0% of our net revenues in fiscal 2010 and 2009, respectively. These loans are provided pursuant to private loan programs and are made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. Private loans are made to our students by institutions and are non-recourse to us and our schools. Approximately 75% of the private loans in fiscal 2011 were offered and serviced by two lenders. During the last two fiscal years, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. We also terminated our Education Finance Loan program during fiscal 2011, which represented approximately 0.5% and 2.6% of our net revenues in fiscal 2011 and 2010, respectively. The Education Finance Loan program enabled students who had exhausted all available government-sponsored or other aid and have been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower met certain eligibility and underwriting criteria.

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

While we are taking steps to address the private loan needs of our students, the inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.

The U.S. and other industrialized countries currently are experiencing reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. In addition, homeowners in the United States have experienced a significant reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students, which could materially and adversely affect our business, financial condition, results of operations and cash flows. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and persistence rates. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. Further, the inability of students to pay their tuition and fees in cash has, along with other factors, resulted in a significant increase to our 90/10 rate.

We may recognize impairment charges which could adversely affect our results of operation and financial condition.

We evaluate property and equipment, goodwill and other intangible assets for impairment on at least an annual basis. We recognize an impairment charge if the carrying value of our property and equipment, goodwill or other intangible assets exceed their estimated fair value. In assessing fair value, we rely primarily on a discounted cash flow analysis, as well as other generally accepted valuation methodologies. These analyses rely on the judgments and estimates of management, which involve inherent uncertainties. The estimated fair value of our property and equipment, goodwill and other intangible assets may be adversely affected by a number of factors, including changes in the regulatory environment in which we operate, the effects of a general economic slowdown and other unanticipated events and circumstances. In particular, should the Company need to take additional actions not currently foreseen to comply with current or future regulations, the assumptions used to calculate the fair value of property and equipment, goodwill and other intangible assets, including estimates of future revenues and cash flows, could be negatively affected and could result in an impairment of our property and equipment, goodwill or other intangible assets. If we are required to recognize an impairment charge, it would be recorded as an operating expense in the period in which the carrying value exceeds the fair value.

As of June 30, 2011, we had approximately $3.7 billion of property and equipment, goodwill and other intangible assets. While we currently believe that the fair value of our property and equipment, goodwill and other intangible assets exceed their carrying value, changes in our estimates and assumptions regarding the future performance of our business could result in significant impairment charges, which may have a material adverse affect on our results of operations.

The continued disruptions in the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to expand or operate our business and may affect the availability or cost of borrowing under our existing credit facilities.

The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty during the last two years leading to governmental intervention in the banking sector in the United States and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our senior secured credit facilities. If we cannot refinance or repay our 8 3/4% senior notes due 2014 (the “Senior Notes”) prior to March 2014, the term loan will become due and payable at that time. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows

We may have difficulty opening additional new schools and growing our online academic programs, and we may be unable to achieve the anticipated return on our investment.

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

We anticipate future growth from online courses we offer to students. As of June 30, 2011, we offer fully online programs at The Art Institute of Pittsburgh, Argosy University and South University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs as planned.

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

Our marketing programs may not be effective in attracting prospective students, current students or potential employers of our graduates.

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

According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 9.7% over the ten-year period ending in the fall of 2019 to approximately 22.4 million students. This growth compares with a 38.1% increase reported in the prior ten-year period ended in 2009, when enrollment increased from 14.8 million students in 1999 to 20.4 million students in 2009. While enrollment growth in the ten-year period ended 2009 was accompanied by a 16.7% increase in high school graduates from 2.8 million students in 1999 to 3.3 million students in 2009, the U.S. Department of Education is not projecting any growth in the number of high school graduates through 2019.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.

The following chart shows our level of consolidated indebtedness at June 30, 2011 (in millions):

Revolving credit facility	$79.0
Senior secured term loan facility, due 2013	350.5
Senior secured term loan facility, due 2016	752.6
Senior notes due 2014 at 8.75%	375.0
Other	0.8

Total	$1,557.9

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

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

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, will bear interest at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, program development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing the Senior Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Our senior secured credit facilities and the indenture governing our Senior Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit certain of our subsidiaries’ ability to, among other things:

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

We believe that funds from operations, cash, investments and borrowings under our revolving credit facility will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to finance our continued growth. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the willingness of sellers to provide financing for future acquisitions and the amount of cash flows from our operations. We are required by the U.S. Department of Education to post a letter of credit equal to 15% of the Title IV program funds received by students at our schools during fiscal 2010, or $361.5 million. Outstanding letters of credit reduce the availability under our revolving credit facility. In the future, we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. Further, to the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

Under the current terms of our senior secured credit agreement, an event of default would occur if the Sponsors cease to own, collectively, at least 35% of the voting interests of our outstanding capital stock on a fully diluted basis. This event of default could be triggered during the term of the senior secured credit agreement either by future sales or transfers of our capital stock by any of the Sponsors or by additional issuances of voting capital stock by us. As of June 30, 2011, the Sponsors owned, in the aggregate, approximately 76.1% of the voting interests of our outstanding capital stock of the voting interests of our outstanding capital stock on a fully diluted basis.

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

Private equity funds affiliated with Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners beneficially owned approximately 31.5%, 41.8% and 7.6%, respectively, of our outstanding common stock at June 30, 2011. In addition, pursuant to a Shareholders Agreement entered into among the Sponsors and certain of our shareholders, five of our ten directors are representatives of the private equity funds affiliated with the Sponsors. Certain private equity funds affiliated with Providence Equity Partners and certain private equity funds affiliated with Goldman Sachs Capital Partners each have the right to appoint two directors if such Sponsor owns 10% or more of our common stock and each of the Sponsors have the right to appoint one director if such Sponsor owns 2% or more of our common stock. As a result, these private equity funds, should they vote their respective shares in concert with each other, have significant influence over our decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders, regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders.

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

We currently do not expect to pay dividends on shares of our common stock. The terms of our senior secured credit facilities or indenture limits our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under our credit facilities or indenture, our ability to pay cash dividends will be limited in certain circumstances in the absence of a waiver of that default or an amendment to the facilities or indenture. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under our senior secured credit facilities and the indenture for the Senior Notes. Subject to these restrictions, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors. Consequently, the only opportunity for investors to achieve a return on their investment in the Company is if the market price of our common stock appreciates.

We rely on dividends, distributions and other payments, advances and transfers of funds from our operating subsidiaries to meet our debt service and other obligations.

We conduct all of our operations through certain of our subsidiaries, and at June 30, 2011 we had no significant assets other than cash of approximately $50.1 million and the capital stock of our respective subsidiaries. As a result, we will rely on dividends and other payments or distributions from our operating subsidiaries to meet any existing or future debt service and other obligations. The ability of our operating subsidiaries to pay dividends or to make distributions or other payments to their parent companies will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may occur. For example, our senior secured credit agreement and the indenture governing the Senior Notes contain certain restrictions on our subsidiaries’ ability to pay dividends and to make distributions.

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

Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2011, our schools were located in major metropolitan areas in 32 states and one Canadian province. Typically, our schools occupy an entire building or several floors or portions of floors in a building often located in office or commercial buildings.

We currently lease most of our administrative and educational facilities under operating lease arrangements. We own a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State University College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by the Brown Mackie College in Lenexa, Kansas. At June 30, 2011, we owned approximately 0.6 million square feet of real property and leased approximately 6.3 million square feet of office and educational facilities.

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

Incentive Compensation Matters

On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel., Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et. al (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice’s decision to intervene in the case under the federal False Claims Act. Four of the states listed on the case caption have joined the case based on qui tam actions filed under their respective state False Claims Acts. The State of Kentucky, which does not have a False Claims Act, has also filed a motion to intervene in the case under its consumer protection laws. The case, which is pending in the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The Company believes the claims to be without merit and intends to vigorously defend itself.

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

In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in February 2012. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the previous lawsuits. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. The court signed the order of non-suit in August 2010, and the case was closed. The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.

State Attorney General Investigations

In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General has announced an investigation of the business practices of for-profit post-secondary schools and that subpoenas had been issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company’s only school located in New York. The subpoena is primarily related to the Company’s compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York’s False Claims Act though the state has not announced an intention to intervene in the matter. The Company intends to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of deceptive marketing practices. In June and August of 2011, the Company provided the Attorney General with additional information related to the false claims investigation. NEIA intends to fully cooperate with the Attorney General in connection with its continuing investigation.

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

On October 1, 2009, we consummated an initial public offering of 23.0 million shares of our common stock for net proceeds of approximately $387.3 million. In connection with the initial public offering, our Board of Directors declared a 4.4737 for one split of our common stock, which was paid in the form of a stock dividend on September 30, 2009. In connection with this stock split, we amended and restated our articles of incorporation to, among other things, increase the number of authorized shares of our common stock. Unless otherwise noted, all information presented in this Form 10-K has been adjusted to reflect our amended and restated articles of incorporation and stock split.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “EDMC.” At August 25, 2011, there were 127,921,888 shares of our common stock outstanding, which were held by approximately 93 holders of record. The computation of the approximate number of shareholders is based upon a broker search. The prices set forth below reflect the high and low sales prices for our common stock, as reported in the consolidated transaction reporting system of the Nasdaq Global Select Market:

	Price Range of Common Stock
	High	Low
2011
First quarter	$19.18	$7.76
Second quarter	18.74	9.76
Third quarter	21.45	13.52
Fourth quarter	27.59	16.93

	High	Low
2010
Second quarter	$26.98	$20.06
Third quarter	24.11	17.10
Fourth quarter	26.79	15.05

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock since its initial public offering in October 2009 to the cumulative shareholder return for the same period of a peer group and the NASDAQ Composite Index. The peer group is comprised of the Company, Apollo Group, Inc., Capella Education Co., Career Education Corporation, DeVry Inc., ITT Educational Services, Inc. and Strayer Education, Inc. We believe this peer group represents a significant portion of the market value of publicly traded companies whose primary business is post-secondary education.

The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following table sets forth information with respect to shares of our common stock that we purchased during the fourth quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-April 30, 2011	919,700	$20.29	919,700	$90,725,067
May 1-May 31, 2011	2,218,000	$20.60	2,218,000	$45,042,617
June 1-June 30, 2011	911,600	$24.10	911,600	$23,073,644
Total quarter ended June 30, 2011	4,049,300	$21.32	4,049,300	$23,073,644

(1)	In June 2010, the Company’s Board of Directors approved a stock repurchase plan under which it may purchase up to $50.0 million of its common stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. In December 2010 and March 2011, the program was increased to allow purchases up to $150.0 million and $250.0 million, respectively. The stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. On August 5, 2011, the Company announced an increase to the size of the program from $250.0 million to $325.0 million through December 31, 2011.

We have not paid dividends over the past two fiscal years, and we currently do not expect to pay dividends on shares of our common stock. The agreements governing our indebtedness limit our ability to pay dividends.

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for information relating to our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated balance sheet data as of June 30, 2010 and 2011 and the selected consolidated statement of operations data and the selected consolidated statement of cash flows data for the fiscal years ended June 30, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated balance sheet data as of June 30, 2007, 2008 and 2009 and the consolidated statement of operations and statement of cash flows data for the fiscal years ended June 30, 2007 and 2008 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial and other data presented are not necessarily indicative of the results that may be obtained for any future date or for any future period and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes that appear elsewhere in this Form 10-K.

	For the Fiscal Year Ended June 30,
	2007	2008	2009	2010	2011
	(Dollars in millions except per share amounts)
Statement of Operations Data:
Net revenues	$1,363.7	$1,684.2	$2,011.5	$2,508.5	$2,887.6
Costs and expenses:
Educational services	729.9	901.3	1,067.7	1,267.1	1,480.8
General and administrative	310.3	414.1	507.7	667.1	759.0
Management fees paid to affiliates	5.0	5.0	5.0	32.1	—
Depreciation and amortization	90.6	100.3	112.3	123.4	146.5

Total costs and expenses	1,135.8	1,420.7	1,692.7	2,089.7	2,386.3

Income before interest, loss on extinguishment of debt and income taxes	227.9	263.5	318.8	418.8	501.3
Interest expense, net	168.3	156.3	153.3	121.5	120.7
Loss on extinguishment of debt	—	—	—	47.2	11.4

Income before income taxes	59.6	107.2	165.5	250.1	369.2
Provision for income taxes	27.2	41.2	61.1	81.6	139.7

Net income	$32.4	$66.0	$104.4	$168.5	$229.5

Basic earnings per common share	$0.27	$0.55	$0.87	$1.23	$1.67
Diluted earnings per common share	$0.27	$0.55	$0.87	$1.22	$1.66
Basic weighted average shares outstanding (in 000s)	118,292	119,769	119,770	136,917	137,376
Diluted weighted average shares outstanding (in 000s)	118,292	119,769	119,770	137,667	138,316
Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$179.9	$152.7	$293.4	$307.1	$399.7
Capital expenditures for long lived assets	(96.1)	(150.9)	(150.7)	(175.8)	(138.1)
Investing activities	(110.8)	(157.3)	(173.1)	(190.2)	(161.2)
Financing activities	(41.3)	(8.5)	(33.7)	(106.4)	(209.2)
Other Data:
EBITDA(1)	$318.5	$363.8	$431.1	$542.2	$647.8
Enrollment at beginning of fall quarter	80,300	95,900	110,800	136,000	158,300
Campus locations (at period end)	78	88	92	101	105

	As of June 30,
	2007	2008	2009	2010	2011
	(In millions)
Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$290.7	$277.4	$363.3	$373.5	$403.2
Total assets	3,988.7	4,095.4	4,285.2	4,511.6	4,555.0
Total debt, including current portion and revolving credit facility	2,030.0	2,021.4	1,988.6	1,538.7	1,557.9
Total shareholders’ equity	1,350.8	1,392.2	1,485.7	2,076.7	2,103.9

(1)	EBITDA, a measure used by management to measure operating performance, is defined as net income plus interest expense, net, loss on extinguishment of debt, provision for income taxes and depreciation and amortization. EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows:

	For the Fiscal Year Ended June 30,
	2007	2008	2009	2010	2011
	(in millions)
Net income	$32.4	$66.0	$104.4	$168.5	$229.5
Interest expense, net	168.3	156.3	153.3	121.5	120.7
Loss on extinguishment of debt (a)	—	—	—	47.2	11.4
Provision for income taxes	27.2	41.2	61.1	81.6	139.7
Depreciation and amortization	90.6	100.3	112.3	123.4	146.5

EBITDA (b)	$318.5	$363.8	$431.1	$542.2	$647.8

(a)	In connection with the initial public offering in October 2009, we retired $316.0 million of our 10.25% senior subordinated notes, resulting in a loss of $44.8 million. Also during fiscal 2010, we purchased $21.3 million of senior subordinated notes at a loss of $2.4 million. In fiscal 2011, we retired the remainder of our senior subordinated notes at a loss of $3.0 million. We also amended our senior secured credit facility in fiscal 2011, which was accounted for as an extinguishment of debt and resulted in a loss of $8.4 million.
(b)	EBITDA, as presented above, is different from Adjusted EBITDA calculated for the purpose of determining compliance with our senior secured credit agreement and the indenture governing the Senior Notes. For an explanation of Adjusted EBITDA, see “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are among the largest providers of post-secondary education in North America, with over 158,300 enrolled students as of October 2010. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and continuously strive to improve the learning experience for our students. We target a large and diverse market as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. Our net revenues were $2,887.6 million in fiscal 2011.

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

On June 1, 2006, we were acquired by a consortium of private equity investment funds (the “Transaction”) led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). We completed an initial public offering of our common stock on October 7, 2009 where we sold 23.0 million shares of common stock for $18.00 per share. Net proceeds from the initial public offering were primarily used to repay indebtedness with a face value of $316.0 million and terminate a management agreement with the Sponsors.

We have undertaken multiple initiatives to address the growing demand for post-secondary education in the United States. During our fiscal year ended June 30, 2011, we opened four new locations, developed 16 new academic programs and introduced over 350 new or existing academic programs to locations that had not previously offered such programs. The average enrollment growth at our schools during fiscal 2011 was 14.3% as compared to fiscal 2010. We continue to make significant capital investments in technology and human resources designed to facilitate future enrollment growth. We also continue to upgrade our infrastructure, student interfaces and student support systems to enhance the student experience, while providing greater operational transparency.

A majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. Because of the dependence on government-sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business. Some of our students also rely upon funds received from private lenders to pay a portion of their tuition and related expenses. Net revenues derived indirectly from private loans to students at our schools represented approximately 3.2% of our net revenues in fiscal 2011, as compared to approximately 4.5% and 13.0% of our net revenues in fiscal 2010 and 2009, respectively.

Industry Overview

The U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $350 billion industry in 2009, representing approximately 20.4 million students enrolled at over 4,500 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 60% of the national student population. The remaining 40% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.

We believe that there are a number of factors contributing to the long-term growth of the post-secondary education industry. The shift toward a services-based economy increases the demand for higher levels of education. According to the U.S. Department of Labor — Bureau of Labor Statistics, the projected growth rate for total job openings from 2008 to 2018 for occupations that require post-secondary education is over 15%, nearly double the growth rate for occupations that do not require post-secondary education. Additionally, economic incentives are favorable for post-secondary graduates. According to the U.S. Department of Labor — Bureau of Labor Statistics, in 2010, the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 66% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2010 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience.

For-profit educators have provided an increasing share of the growing demand for post-secondary education which has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial capability to expand their offerings in response to the growing demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings.

As a result, we believe that for-profit, post-secondary education providers continue to have significant opportunities to address the demand for post-secondary education and that growth in online education has been supported by favorable student outcomes, the flexibility and convenience associated with the instructional format and the higher penetration of broadband Internet access. According to the National Center of Education Statistics, the number of students at for-profit, degree-granting institutions grew at an average annual rate of 15.7% from 1999 to 2009, compared to 3.3% growth for all degree-granting institutions over the same period. Enrollment growth by these providers has benefited from the higher flexibility of their programmatic offerings and learning structure, their emphasis on applied content and their ability to consistently introduce new campuses and academic programs. Despite rapid growth, the share of the post-secondary education market that has been captured by for-profit providers remains relatively small. In 2009, according to the National Center for Education Statistics, for-profit institutions accounted for 9.1% of all degree-granting, post-secondary enrollments, up from 2.9% in 1999.

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

The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. Net revenues primarily consist of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, and sales of related study materials. We recognize revenue on a pro rata basis over the term of instruction or occupancy or when cash is received in the case of certain point-of-sale revenues. The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and average student population. Bookstore and housing revenues are largely a function of the average student population.

The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during such period. We believe that the size of our student population at our campuses is influenced by a number of factors. These include the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the persistence of our students, the length of the education programs and our overall educational reputation. We seek to grow our average student population by offering additional programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition. Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Our ability to raise tuition in the future may be limited by the gainful employment regulations recently finalized by the U.S. Department of Education which is described below and limits the ability of students to obtain financing for tuition and fees in excess of their ability to obtain federally guaranteed loans, private loans, or make cash payments. Total tuition and fees can exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. We have increased the number of funding options available to students over the last several years due to significant decreases in the availability of private loans for students to cover this financing gap. During fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues in future periods. Average tuition rates increased by approximately 4% in fiscal 2011 and 6% in fiscal 2010.

Educational services expense, the largest component of our operating expenses, consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs and bad debt expense.

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

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks to our business:

•

U.S. Department of Education Program Integrity Regulations. In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. With the exception of the gainful employment metrics described below, the new regulations became effective on July 1, 2011. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education;

•	Defining a credit hour for purposes of determining program eligibility for Title IV student financial aid; and

•

Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation.

As more fully described in “Business – Student Financial Assistance – Program Integrity Regulations”, the new gainful employment definition establishes three annual, program-level metrics: debt repayment rate, debt-to-discretionary income ratio, and debt-to-total earnings ratio. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may lose eligibility, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in federal student financial aid programs for at least three years.

We have implemented a number of changes to our business to respond to the new program integrity regulations. We developed and implemented a new compensation plan for our admissions representatives beginning in the third quarter of fiscal 2011 in response to the revised compensation rules for employees who directly or indirectly engage in recruiting of students or the awarding of financial aid and revised other practices. In connection with the new compensation plan, we eliminated enrollment results as a component of compensation for our admissions representatives. We believe that these changes to our business practices have negatively affected student recruitment or enrollment due to a decreased productivity from our admissions representatives and may have a negative impact on the recruitment and retention of employees. Additionally, we implemented a number of initiatives to respond to the new gainful employment definition such as the development of new Associates’, diploma and certificate programs and lowering the costs associated with a number of our existing programs. However, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds and we may have restrictions placed upon certain program offerings as a result of not meeting prescribed metrics. To the extent that our new programmatic offerings do not offset the loss of any of our current programs, the loss of students or restrictions on program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

•

Changes to Fully Online Program Offerings. During fiscal 2011, we made several changes to our online programmatic offerings that negatively impacted our margins but which we believe will have a positive long-term impact on our business. We began to transition fully online programs offered by South University and Argosy University from a quarterly term-based to a non-term based academic calendar structure. The new model supports more frequent class starts and provides a number of benefits to students. The non-term based academic calendar minimizes the opportunity for over-borrowing since students are full-time versus part-time under a term based calendar.

As a result of the shift to a non-term academic calendar for certain of our online students, there have been a number of changes in some of our key metrics compared to prior periods. For example, under a non-term academic structure, we will carry a larger advance payment balance on the consolidated balance sheet; however, most of these advance payments will be offset in restricted cash, rather than cash and cash equivalents, due to the fact that students are billed one session at a time. We also changed our methodology of calculating student enrollment data under the non-term structure due to the increased frequency of academic terms. Effective as of July 2011, we began reporting all online student enrollment based on students who meet the attendance requirements during a two week period in the first month of a fiscal quarter after the start of an academic term for an onground school rather than based on the starting student body at the beginning of an academic quarter. As a result of this change, reported enrollment of fully online students will be lower than it would have been under the prior method and we anticipate experiencing greater variability in year-over-year new student and total enrollment growth of fully online students. We believe the new reporting approach provides the best indicator of future revenue.

We have also introduced graduation focused teams for students attending our fully online programs. These teams are comprised of individuals from admissions, financial services and academic counseling. All students who apply to the fully online programs are assigned to a team that is available to help them throughout all phases of their academic tenure from admissions to financial aid to academic counseling. We believe that these teams will help improve the student experience and retention over time by providing more personalized, dedicated service.

•

U.S. Congressional Hearings. Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the HELP Committee held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the GAO presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including the Company. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings, most recently on June 7, 2011, and we believe that future hearings may be held. The hearings held by the HELP Committee were not formally related to the rulemaking process undertaken by the U.S. Department of Education described below. However, the hearings could lead to further investigations of proprietary schools and the proposal of revisions to the HEA and additional regulations promulgated by the U.S. Department of Education. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security and the House Education and the Workforce Committee.

Due to the impact of the above factors, we anticipate that during fiscal 2012 we will experience margin pressures related to investments and changes resulting from the gainful employment rule; higher staffing levels to support the transition of the non-term academic structure and graduation focused team initiatives for our fully online students; a reduction in the average registered credits taken by fully online students due to changes associated with the non-term academic calendar structure; and company-wide centralization of certain student financial services. Additionally, though we have experienced significant compounded annual growth over the last ten fiscal years, we and other for-profit post-secondary education providers have experienced a number of recent challenges which will negatively impact our growth during fiscal 2012, including changes we are implementing to our programmatic offerings in response to the new gainful employment definition, a decreased investment in new school locations during fiscal 2011 and 2012 due to the uncertain regulatory environment, and negative media associated with the industry due in part to governmental investigations.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 30,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	51.3%	50.5%	53.1%
General and administrative	26.3%	26.6%	25.3%
Management fees paid to affiliates	0.0%	1.3%	0.2%
Depreciation and amortization	5.1%	4.9%	5.6%

Total costs and expenses	82.7%	83.3%	84.2%

Income before interest, loss on extinguishment of debt and income taxes	17.3%	16.7%	15.8%
Interest expense, net	4.2%	4.8%	7.6%
Loss on extinguishment of debt	0.4%	1.9%	0.0%

Income before income taxes	12.7%	10.0%	8.2%
Provision for income taxes	4.8%	3.3%	3.0%

Net income	7.9%	6.7%	5.2%

Year Ended June 30, 2011 (Fiscal 2011) Compared with the Year Ended June 30, 2010 (Fiscal 2010)

All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.

Net revenues

Net revenues for fiscal 2011 increased 15.1% to $2,887.6 million, compared to $2,508.5 million in fiscal 2010. Average student enrollment increased by approximately 18,900 students, or 14.3%, to 150,800 students in fiscal 2011 due primarily to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. None of the growth resulted from the acquisitions of educational institutions. In addition, tuition rates increased approximately 4% in fiscal 2011 compared to fiscal 2010. These factors were partially offset by a lower average credit load taken by students. The decrease in credit load was primarily the result of growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load. We derived approximately 92.5% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2011 and 2010.

Net revenues from bookstore sales, which include supplies and other items, grew in line with our average student population to $105.2 million in fiscal 2011 compared to $87.2 million in fiscal 2010, an increase of 20.7%. Net housing revenues also increased by 9.8%, to $88.7 million, in fiscal 2011 compared to fiscal 2010, as the stabilization of the economy allowed the occupancy in our school dormitories to revert closer to historical levels.

Educational services expense

Educational services expense increased by $213.7 million, or 16.9%, to $1,480.8 million in fiscal 2011 due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense increased by 77 basis points.

During the current year to date period we recognized $21.5 million in fair value adjustments related to the Education Finance Loan program (“EFL Loans”). These fair value adjustments accounted for an increase of 74 basis points in educational services expense from the prior year period. We will no longer have adjustments related to EFL Loans, as the portfolio of loans was sold to an unrelated third party during fiscal 2011.

After adjusting for fair value changes on the EFL Loans, educational services expense increased by three basis points in the current fiscal year compared to the prior fiscal year. Bad debt expense, which excludes fair value adjustments to EFL Loans, was $134.6 million, or 4.7% of net revenues, in the current fiscal year compared to $105.6 million, or 4.2% of net revenues, in the prior year, which represented an increase of 45 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education through extended credit terms, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may result in higher bad debt expense as a percentage of net revenues in future periods.

Partially offsetting the above increase was a decrease in rent expense of 34 basis points as a percentage of net revenues associated with our schools. Rent expense was $182.4 million in the current fiscal year and $167.1 million in the prior fiscal year. The remaining net decrease of eight basis points in the current fiscal year was primarily the result of decreases in other items, none of which was individually significant.

General and administrative expense

General and administrative expense was $759.0 million in the current fiscal year, an increase of 13.8% from $667.1 million in the prior fiscal year. As a percentage of net revenues, general and administrative expense decreased 31 basis points compared to the prior fiscal year. During the prior fiscal year, we incurred non-cash equity-based compensation expense of $13.4 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with employee stock options which were removed upon the completion of the initial public offering. We also incurred $1.0 million of legal costs and other fees associated with the repurchase of our 10.25% senior subordinated notes due 2016 (the “Senior Subordinated Notes”) in the second and third fiscal quarters of fiscal 2010.

After adjusting for the costs described above, general and administrative expense increased by 26 basis points in the current fiscal year compared to the prior fiscal year. Marketing and admissions costs were 22.4% of net revenues in the current fiscal year compared to 22.2% of net revenues in the prior fiscal year, an increase of 21 basis points. As a result of the current regulatory environment, there was also an increase in legal and consulting costs of 37 basis points compared to the prior fiscal year. Partially offsetting the above increases was a $4.2 million benefit from the favorable outcome of a state capital tax matter, representing a decrease of 15 basis points. The remaining net decrease of 17 basis points in the current fiscal year was primarily the result of decreases in other items, none of which was individually significant.

Management fees paid to affiliates

In the prior fiscal year, management fees paid to affiliates of $32.1 million consisted of the pro-rata portion of the $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million to terminate the agreement which was paid at the time of the initial public offering.

Depreciation and amortization

Depreciation and amortization on long-lived assets was $146.5 million in the current fiscal year, an increase of 18.7% from the prior fiscal year. As a percentage of net revenues, depreciation and amortization expense increased by 16 basis points compared to the prior fiscal year. The increase in depreciation and amortization as a percentage of net revenues is primarily due to the effect of a full year of amortization from assets placed into service in the latter half of fiscal 2010.

Interest expense, net

Net interest expense was $120.7 million in the current fiscal year, a decrease of $0.8 million from the prior fiscal year. The decrease in net interest expense is primarily related to the early retirement of our Senior Subordinated Notes, partially offset by higher interest rates and letter of credit fees following the amendment to our senior secured credit facility in December 2010.

Loss on extinguishment of debt

During the fiscal year ended June 30, 2011, we recorded losses of $11.4 million related to our debt. These losses were comprised of a $3.0 million loss on the extinguishment of the remaining $47.7 million of our Senior Subordinated Notes and an $8.4 million loss related to the amendment of our senior secured credit facility.

In the prior fiscal year, we recorded a loss of $47.2 million upon the early retirement of $337.3 million of our Senior Subordinated Notes. This loss was comprised of a premium of $41.6 million over face value to repurchase the Senior Subordinated Notes and accelerated amortization on the prorated portion of deferred financing costs related to these notes of $5.6 million.

Provision for income taxes

Our effective tax rate was 37.8% in the current fiscal year as compared to 32.6% in the prior fiscal year. The effective tax rates differed from the combined federal and state statutory rates primarily due to accounting for uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes. The prior year effective tax rate was lower than the current year rate due primarily to the reversal of $17.9 million of uncertain tax liabilities upon the expiration of statutes of limitation from fiscal 2006, partially offset by a $3.6 million reversal of uncertain tax liabilities in fiscal 2011 due to the expiration of statutes of limitation from fiscal 2007.

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

Educational services expense

Educational services expense increased by $199.4 million, or 18.7%, to $1,267.1 million in fiscal 2010 due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense decreased by 257 basis points.

Salaries and benefits expense decreased by 177 basis points from the prior fiscal year due primarily to operating leverage at existing on-ground campuses, partially offset by an increase in these costs for our fully online programs and $3.0 million of stock-based compensation expense recorded in fiscal 2010. We did not record any stock-based compensation prior to the completion of the initial public offering in October 2009. We also experienced operating leverage on rent associated with our schools, which was $167.1 million in the current fiscal year and $148.3 million in the prior fiscal year, or a 71 basis point decrease as a percentage of net revenues. Additionally, costs related to utilities and information technology maintenance decreased 35 basis points in the current fiscal year compared to the prior fiscal year. We also experienced a decrease of 36 basis points from the prior fiscal year in fees paid to private lenders to originate loans obtained by our students. This trend is discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity - FFEL/Direct Loan Programs and Private Student Loans”.

Bad debt expense was $105.6 million, or 4.2% of net revenues, in fiscal 2010 compared to $72.5 million, or 3.6% of net revenues, in the prior fiscal year, which represented an increase of 61 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education, higher delinquency rates, prevailing economic conditions and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than in-school students. In addition, allowances recorded in connection with our Education Finance Loan program negatively impacted bad debt expense. The remaining net increase of one basis point in educational services expense in the current fiscal year was the result of an increase in other costs, none of which were individually significant.

General and administrative expense

General and administrative expense was $667.2 million in fiscal 2010, an increase of 31.4% from $507.7 million in fiscal 2009. As a percentage of net revenues, general and administrative expense increased 136 basis points compared to fiscal 2009. During fiscal 2010, we incurred non-cash equity-based compensation expense of $13.1 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with employee stock options which were removed upon the completion of the initial public offering. We also incurred $1.0 million of legal costs and other fees associated with the two repurchases of our Senior Subordinated Notes in the second and third fiscal quarters of fiscal 2010.

After adjusting for the costs described above, general and administrative expense increased by 80 basis points in fiscal 2010 compared to fiscal 2009. Recurring non-cash equity-based compensation expense of $5.6 million resulted in a 22 basis point increase over fiscal 2009. Marketing and admissions costs were 22.2% of net revenues in fiscal 2010 compared to 21.9% of net revenues in the prior fiscal year, an increase of 28 basis points. The remaining net increase of 30 basis points in fiscal 2010 was primarily the result of increases in other items, none of which were individually significant.

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

Depreciation and amortization

Depreciation and amortization on long-lived assets was $123.4 million in fiscal 2010, an increase of 9.9% from fiscal 2009. As a percentage of net revenues, depreciation and amortization expense decreased by 66 basis points compared to fiscal 2009, due to leverage in relation to revenue growth and a reduction in amortization of intangible assets due primarily to the expiration in June 2009 of a three-year $25.0 million intangible asset.

Interest expense, net

Net interest expense was $121.5 million in fiscal 2010, a decrease of $31.8 million from fiscal 2009. The decrease in net interest expense is primarily related to the early retirement of $337.4 million of our Senior Subordinated Notes in the second and third fiscal quarters of fiscal 2010.

Loss on extinguishment of debt

During the fiscal year ended June 30, 2010, we recorded a loss of $47.2 million on the early retirement of a portion of our Senior Subordinated Notes in the second and third fiscal quarters. This loss was comprised of a premium of $41.6 million over face value to repurchase the Senior Subordinated Notes and accelerated amortization on the prorated portion of deferred financing costs related to these notes of $5.6 million.

Provision for income taxes

Our effective tax rate was 32.6% in fiscal 2010 as compared to 36.9% in fiscal 2009. The effective tax rates differed from the combined federal and state statutory rates primarily due to accounting for uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes.

The decrease in the effective tax rate in fiscal 2010 as compared to fiscal 2009 was primarily due to a $17.9 million decrease in our liability for uncertain tax positions as the result of the expiration of certain statutes of limitation with respect to fiscal year 2006.

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

Operating cash flows

Cash provided by operating activities for the fiscal year ended June 30, 2011 was $399.7 million, an increase of $92.6 million compared to fiscal 2010. The increase in operating cash flows as compared to the prior fiscal year was primarily related to improved operating performance and net changes in cash flows related to the Education Finance Loan portfolio, which was sold for $42.8 million in net proceeds in April 2011.

The extension of credit to our students, which helps fund the difference between our total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students, has increased over the last several years due to decreases in availability of private loans for students to cover this financing gap. During fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues in future periods if students continue to utilize this funding source. Since the extended payment plans are not federal student loans, these plans will not directly affect our published student loan default rates; however, there may be an indirect negative impact to default rates as students may have more total debt upon graduation.

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

We introduced the Education Finance Loan program in August 2008, which enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools if they or a co-borrower met certain eligibility and underwriting criteria. We purchased loans totaling $23.9 million and $74.0 million during fiscal 2011 and 2010, respectively, related to the Education Finance Loan program. In April 2011, we sold all loans under the EFL program for net proceeds of $42.8 million to an unrelated third party. As such, we have no future obligations to purchase additional loans from the private lender under the program at June 30, 2011.

We have accrued a total of $5.4 million as of June 30, 2011 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

Investing cash flows

Capital expenditures were $138.1 million, or 4.8% of net revenues, in fiscal 2011, compared to $175.8 million, or 7.0% of net revenues, in fiscal 2010. The decrease in capital expenditures as a percentage of net revenues was primarily due to a reduced number of new schools opening in the current year as a result of uncertainty in the regulatory environment.

Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements, which partially offset the outflows for capital expenditures. We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.

Financing cash flows

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At June 30, 2011, we had $1,557.9 million in aggregate indebtedness outstanding, including amounts outstanding under our revolving credit facility. We expect our cash flows from operations, combined with availability under our revolving credit facility, to provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending over the next twelve months.

On June 1, 2011, we called the remaining $47.7 million of our Senior Subordinated Notes for a price of $50.1 million. The premium of $2.4 million and remaining amortization on related deferred financing fees of $0.6 million was recorded as a $3.0 million loss on extinguishment of debt in the fourth quarter of fiscal 2011.

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

We may borrow up to $442.5 million on our revolving credit facility in order to fund working capital needs that may result from the seasonal pattern of cash receipts that occur throughout the year and issue letters of credit. We borrowed $79.0 million on the revolving credit facility at June 30, 2011 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2011 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2011 or fiscal 2010.

We may issue up to $425.0 million of letters of credit under the revolving credit facility, which reduce our availability to borrow funds under the facility. At June 30, 2011, an aggregate of $363.5 million in letters of credit were outstanding. The U.S. Department of Education requires us to maintain a letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit, which was $361.5 million at June 30, 2011, is currently set at 15% of the total Title IV aid received by students attending our institutions in fiscal 2010. After giving effect to the outstanding letters of credit and amounts outstanding on the revolving credit facility, the Company had no additional capacity available under the revolving credit facility at June 30, 2011. The borrowing capacity under our revolving credit facility will decrease to $328.3 million on June 1, 2012. We are permitted to enter into cash secured letters of credit under our senior credit facility, which we may do in the event that we are unable to obtain sufficient additional capacity under the revolving credit facility.

In June 2010, our Board of Directors approved a $50.0 million stock repurchase program which was increased to $150.0 million in December 2010 and to $250.0 million in March 2011. We have repurchased 13.3 million shares of our common stock for $226.9 million through June 30, 2011. Subsequent to June 30, 2011, the Board of Directors approved an increase in the program to $325.0 million. The repurchase program will contribute to a decrease in our weighted average diluted shares in fiscal 2012 compared to prior years.

In November 2009, Education Management Corporation guaranteed the 8.75% senior notes due 2014 (the “Senior Notes”). At June 30, 2011, total indebtedness outstanding under the Senior Notes was $375.0 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.

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

FFEL/Direct Loan Programs and Private Student Loans

Approximately 90.3% and 3.2% of our net revenues were indirectly derived from Title IV programs under the HEA and private loan programs, respectively, in fiscal 2011 compared to 88.5% and 4.5% from Title IV programs and private loan programs, respectively, in fiscal 2010. Cash receipts from Title IV programs include $664.6 million of stipends, or financing received by students in excess of tuition and fees they paid to our schools. There have been significant recent developments that have impacted these federal aid and private loan programs.

The reliance on private loans by students attending our schools decreased substantially during the last three fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. However, this trend was partially offset by increased extension of credit to our students as well as the introduction of the Education Finance Loan program described below. The extension of credit to our students for periods of up to 36 months beyond graduation will likely result in higher bad debt expense as a percentage of net revenues in future periods.

In August 2008, we introduced the Education Finance Loan program, which enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower met certain eligibility and underwriting criteria. Under the program, we purchased loans made by a private lender to students who attended our schools. In April 2011, we sold all loans previously purchased under the Education Finance Loan program and have no future obligations to purchase additional loans from the private lender at June 30, 2011. During fiscal 2011 and fiscal 2010, loans to students under the Education Finance Loan program represented approximately 0.5% and 2.6% of our net revenues, respectively.

While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Conversion to Borrower Based, Non-Term Financial Aid System

During fiscal 2011, we transitioned the fully online programs offered by South University and Argosy University from a term-based financial aid system, under which all students begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system, to a non-term financial aid system, under which each student may begin a program and be eligible to receive financial aid as they successfully progress throughout the year. For students attending fully online programs, we believe a non-term financial aid system provides greater ease and flexibility by providing for rolling and flexible start dates. The non-term system also assists in ensuring that students do not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to a non-term financial aid system will reduce the amount of stipends (i.e., living expenses) a student is eligible to receive.

Under a non-term financial aid system, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period. The student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition. However, in a non-term environment, Title IV draws are generally based on when a student takes a class, which results in higher restricted cash and advance payment balances than in a term-based environment. In addition, the transition to non-term may result in a reduction in cash flow from operations due to more cash being restricted compared to prior periods.

Regulatory Environment and Gainful Employment

In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams primarily related to Title IV program integrity issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations.”

Contractual obligations

The following table describes our commitments at June 30, 2011 under various contracts and agreements:

	Total amounts committed	Payments due by fiscal year (in thousands)
		2012	2013	2014	2015	2016	Thereafter
Revolving credit facility, due 2012	$20,386	$20,386	$—	$—	$—	$—	$—
Revolving credit facility, due 2015	58,614	58,614	—	—	—	—	—
Term loan, maturing on June 1, 2013	350,503	3,764	346,739	—	—	—	—
Term loan, maturing on June 1, 2016	752,624	8,085	6,064	14,813	11,850	711,812
Senior notes, maturing on June 1, 2014	375,000	—	—	375,000	—	—	—
Other debt	723	227	320	176		—	—

Total short-term and long-term debt	1,557,850	91,076	353,123	389,989	11,850	711,812	—
Interest payments (1)	387,611	107,588	100,590	94,612	56,663	28,158	—
Operating leases, extending through 2025	1,100,228	160,997	156,620	145,529	126,349	110,273	400,460
Unconditional purchase obligations	27,499	26,818	517	164	—	—	—

Total commitments	$3,073,188	$386,479	$610,850	$630,294	$194,862	$850,243	$400,460

(1)	Interest payments are based on either the fixed rate or the variable rate as of June 30, 2011 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.

Contingencies

Refer to Part II – Item 8 – “Financial Statements and Supplementary Data – Note 15, Commitments and Contingencies”.

Off Balance Sheet Arrangements

At June 30, 2011, the Company has provided $15.9 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect the Company’s financial condition.

Indebtedness

As of June 30, 2011, we had $1,557.9 million in aggregate indebtedness outstanding, including $91.1 million due within the next 12 months. This indebtedness was incurred primarily to finance the June 2006 Transaction and related expenses. After giving effect to outstanding letters of credit and amounts drawn on the revolving credit facility, we had no additional availability under our revolving credit facility at June 30, 2011.

Our liquidity requirements are significant and include debt service and capital expenditures, as further described in the sections below. We benefit from investments with attractive returns on capital and favorable working capital balances due to the advanced payment of tuition and fees. We generated cash flows from operations of $399.7 million and $307.1 million in fiscal 2011 and fiscal 2010, respectively. Required debt service payments on our significant indebtedness have not negatively impacted our ability to make investments in numerous areas of our business. We invested in marketing and admissions, new and expanded campuses, online education and infrastructure necessary to support future enrollment growth and enhance the student experience. However, approximately $343.9 million and $702.9 million of our term loan facility mature on June 3, 2013 and June 1, 2016, respectively and our 8.75% senior notes with a principal amount of $375.0 million mature on June 1, 2014 (the “Senior Notes”). Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance. Our operating performance is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Form 10-K, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness.

Senior Secured Credit Facilities

Overview. In connection with the Transaction, our subsidiary, Education Management LLC, entered into senior secured credit facilities consisting of a $1,185.0 million term loan facility and a $300.0 million revolving credit facility. After several amendments over the past several fiscal years, the revolving credit facility now has a borrowing capacity of $442.5 million and includes borrowing capacity available for letters of credit up to a maximum of $425.0 million. As of June 30, 2011, we had aggregate outstanding borrowings of $1,182.1 million under our senior secured credit facilities, of which $79.0 million was repaid on July 1, 2011.

Interest Rate and Fees. Borrowings under the senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of (x) the prime rate as published in The Wall Street Journal or (y) the federal funds rate plus 0.5%. The margin for borrowings under the credit facilities is as follows:

	LIBOR Borrowing	Base Rate Borrowing
Revolving credit facility, due 2012	1.50%	0.50%
Revolving credit facility, due 2015	4.00%	3.00%
Senior secured term loan facility, due 2013	1.75%	0.75%
Senior secured term loan facility, due 2016	4.00%	3.00%

The margin for borrowings under the revolver due in 2015 or the term loan due in 2016 may be reduced if we attain certain credit rating levels.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. At June 30, 2011, the commitment fee rate was 0.375% per annum. We must also pay customary letter of credit fees.

We utilize interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the variable rate portion of our term debt. On April 7, 2011, we entered into three interest rate swap agreements, effective July 1, 2011, for an aggregate notional amount of $950.0 million. The first swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% until the scheduled maturity of the underlying borrowings on June 1, 2013. The other two swap agreements are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.

Payments. We are required to pay installments on the loans under the term loan facility in quarterly principal amounts of $3.0 million, which is equal to 0.25% of the initial total funded principal amount calculated as of the closing date. We estimate that the final principal payments on the facility will be $343.9 million on June 3, 2013 and $702.9 million on June 1, 2016, assuming we do not make any prepayments.

We may be required to make additional principal payments based on excess cash flow generated for the preceding fiscal year and our debt covenant ratios, as defined in the senior secured term loan agreement. We have not been required to make such a prepayment since fiscal 2008. We are not required to make an additional payment relating to the fiscal year ended June 30, 2011 due to our Consolidated Total Debt to Adjusted EBITDA ratio, described below, being below 5.0 to 1.0.

Certain Covenants and Events of Default. The credit agreement governing our senior secured credit facilities contains covenants that, among other things, restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness;

•	make capital expenditures;

•	create liens on assets;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions or repurchase the capital stock of Education Management LLC;

•	make investments, loans or advances;

•	repay subordinated indebtedness;

•	make certain acquisitions;

•	engage in certain transactions with affiliates;

•	enter into certain restrictive agreements;

•	amend agreements governing our subordinated indebtedness and our organizational documents;

•	change the nature of our business; and

•	change the status of Education Management Holdings LLC as a passive holding company.

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

Senior Notes and Senior Subordinated Notes

In connection with the Transaction, our subsidiaries, Education Management LLC and Education Management Finance Corp., co-issued the Senior Notes and $385.0 million aggregate principal amount of 10.25% senior subordinated notes. The 10.25% senior subordinated notes have since been redeemed in full. The indenture governing the Senior Notes limits our subsidiaries’ ability to:

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

Subject to meeting certain qualifications, the indenture governing the Senior Notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. The indenture governing the Senior Notes includes a cross-default provision to debt with a principal amount of greater than $50.0 million, which would require the Senior Notes to be prepaid or redeemed in the event of a default with respect to such debt.

Covenant Compliance

Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2011, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.

Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the Senior Notes and in the credit agreement governing our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts immediately due and payable. Any such acceleration also would result in a default under our indenture governing the Senior Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indenture governing the Senior Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures frequently are used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our senior credit facilities and the indenture governing the Senior Notes allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be affected disproportionately by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent 12-month period or any complete fiscal year.

The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for Education Management LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the 12 month period ended June 30, 2011
Net income	$229.6
Interest expense, net	120.7
Loss on extinguishment of debt (1)	11.4
Provision for income taxes	139.8
Depreciation and amortization	146.5

EBITDA	648.0
Reversal of impact of unfavorable leases (2)	(0.4)
Severance and relocation	6.7
Capital taxes	(1.8)
Non-cash compensation (3)	10.8

Adjusted EBITDA - Covenant Compliance	$663.3

(1)	We retired the remainder of our Senior Subordinated Notes at a loss of $3.0 million. We also amended our senior secured credit facility, which was accounted for as an extinguishment of debt. This resulted in an additional loss of $8.4 million.
(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.
(3)	Represents non-cash expense for stock options and restricted stock.

Our covenant requirements and actual ratios for the year ended June 30, 2011 are as follows:

	Covenant	Actual
	Requirements	Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.30x	5.35x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 4.50x	1.82x

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

Education institutions participating in Title IV programs must satisfy a series of specific standards of financial responsibility. The U.S. Department of Education has adopted standards to determine an institution’s financial responsibility to participate in Title IV programs. The regulations establish three ratios: (i) the equity ratio, intended to measure an institution’s capital resources, ability to borrow and financial viability; (ii) the primary reserve ratio, intended to measure an institution’s ability to support current operations from expendable resources; and (iii) the net income ratio, intended to measure an institution’s profitability. Each ratio is calculated separately, based on the figures in the institution’s most recent annual audited financial statements, and then weighted and combined to arrive at a single composite score. The composite score must be at least 1.5 for the institution to be deemed financially responsible without conditions or additional oversight. If an institution fails to meet any of these requirements, the U.S. Department of Education may set restrictions on our eligibility to participate in Title IV programs. As of June 30, 2011, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to our failure to satisfy the financial responsibility standards after the completion of the Transaction resulting from the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and all of our schools have been provisionally certified to participate in Title IV programs. As a result of being provisionally certified, they are subject to possible summary adverse action if the U.S. Department of Education determines that they are unable to meet their obligations under their respective program participation agreements and are also subject to additional financial and cash monitoring of our disbursements of Title IV funds. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our schools during fiscal 2010, or $361.5 million. Outstanding letters of credit reduce the availability under our revolving credit facility. When our revolving credit facility capacity decreases to $328.3 million on June 1, 2012 and in future periods, we may not have sufficient letter of credit capacity under the revolving credit facility to satisfy the letter of credit requirement for the U.S. Department of Education. We are permitted to enter into cash secured letters of credit under our senior credit facility, which we may to do if we are unable to obtain sufficient additional capacity under the revolving credit facility.

Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our schools that disbursed federal financial aid during fiscal 2011, the percentage of revenues derived from Title IV programs ranged from approximately 88% to 57%, with a weighted average of approximately 78% as compared to a weighted average of approximately 77% in fiscal 2010. The revised rules included in the 2008 HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012 in the event that relief from this additional $2,000 is not extended beyond June 30, 2011, which would adversely affect our ability to comply with the 90/10 Rule. While our consolidated 90/10 rate for fiscal 2012 is projected to remain under the 90% threshold, we project that some of our institutions will not comply with the 90/10 Rule in fiscal 2012 if the relief provided in the most recent HEA reauthorization is not extended. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, also have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2011, students attending our schools received approximately $129 million of financial aid from the U.S. Department of Veterans Affairs and the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. A material decrease to the funding of military education benefit programs would have a materially adverse effect on our ability to comply with the 90/10 Rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, revenues and results of operations.

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

Revenue Recognition and Receivables

We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. Some of our academic terms have starting and ending dates that differ from our fiscal quarters. Therefore, at the end of each fiscal quarter, we may have tuition from these academic terms on which the associated revenue has not yet been earned. Accordingly, this unearned revenue has been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not applied to students’ accounts and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.

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

Student receivable balances consist of amounts related to net revenues from current or former students for academic terms that have been completed or are currently in session, prior periods of occupancy in our housing facilities for which payment has not been received or obligations of current students for tuition, housing or other items related to academic terms in progress for which payment has not been received. The balances are comprised of individually insignificant amounts due from students who primarily reside in the United States and Canada.

We record student receivables at cost less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student. The reserve is established based on the likelihood of collection considering our historical experience, which is updated several times per year. The reserve methodology results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at a high rate and are written off after repeated collection attempts have been unsuccessful. A one percentage point change in our allowance for doubtful accounts as a percentage of gross receivables at June 30, 2011 and 2010 would have resulted in a change in net income of $2.1 million and $2.0 million, respectively, for the fiscal years ended June 30, 2011 and 2010.

Impairment of Property, Equipment and Finite-Lived Intangible Assets

We record impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Events and circumstances that could trigger an impairment review include changes in the regulatory environment, deteriorating economic conditions or poor operating performance at individual locations or groups of locations. Any resulting impairment loss would be measured by comparing the fair value of the assets to their carrying amounts using a traditional discounted cash flow model, and the loss would be recorded as an operating expense in the consolidated statement of operations in the period in which carrying value exceeds fair value. We did not record any impairments of property, equipment or intangible assets in fiscal 2011 or 2010.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually, using April 1 as our measurement date. We utilize a two-step method for determining goodwill impairment. In the first step, we determine the fair value of each reporting unit and compare that fair value to each unit’s carrying value. We estimate the fair value of our reporting units using a combination of the traditional discounted cash flow approach, the guideline public company method, which takes into account the relative price and associated earnings multiples of publicly-traded peer companies, and the market capitalization approach. If the results of this first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed, which requires that we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units as of the testing date. Under the second step, an impairment is recognized if the carrying amount of a reporting unit’s goodwill is greater than its implied fair value. If an impairment charge was required to be recorded, it would be presented as an operating expense in the period in which the goodwill’s carrying value exceeds its new implied fair value.

As of our last annual test, which was performed as of April 1, 2011, each of our reporting units had an estimated fair value that exceeded its carrying value under the first step analysis. In addition, although we perform our full impairment test only once annually, throughout the fiscal year we evaluate forecasts, our market capitalization, business plans, regulatory and legal matters and other activities necessary to identify triggering events. There were no triggering events in the interim periods between our 2010 and 2011 impairment tests or between the April 1, 2011 measurement date and June 30, 2011. As a result, we have not recorded any goodwill impairments from the date of the Transaction through June 30, 2011.

The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values at April 1, 2011:

		Step One Analysis:
		Deficit Caused By Hypothetical Reductions to Fair Value
		(in millions)
	Goodwill	5%	15%	25%	35%
The Art Institutes	$1,982	$—	$—	$(190)	$(439)
Argosy University	219	—	—	—	—
Brown Mackie Colleges	255	—	(33)	(79)	(125)
South University	123	—	—	(3)	(31)

	$2,579	$—	$(33)	$(272)	$(595)

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

Our total company WACC has continued to increase over the past few years due to macroeconomic factors as well as uncertainties related to regulation of our industry. The blended WACC of all reporting units has steadily risen from 12.0% at April 1, 2008 to 13.6% at April 1, 2011 in order to address these factors. Any difference in WACC used between reporting units was primarily due to the impact of the relative maturity of each unit on the predictability of its future cash flows. Sensitivity analyses performed in connection with our annual 2011 impairment test indicated that an increase in the discount rate of 1.0% at each of our reporting units would not have resulted in the carrying values of any reporting unit exceeding its estimated fair value.

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

Our indefinite-lived intangible assets consist of the trade names associated with The Art Institute schools, and licensing, accreditation and Title IV program participation assets for all of our education systems. The total carrying value of these assets at April 1, 2011 was as follows:

•	$330.0 million related to The Art Institutes tradename; and

•	$112.2 million related to our licensing, accreditation and Title IV program participation assets.

As of the date of our annual impairment test, we revalued The Art Institutes tradename using the Relief from Royalty method, the same approach used to value this asset as of the Transaction date. The Relief from Royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. Using a royalty rate of 2.5% and a discount rate of 12.0%, the resulting analysis demonstrated that the tradename had an estimated fair value that exceeded its carrying value by 25%. Further, if we used a royalty rate that was 0.5% lower or a discount rate that was 0.5% higher, we still would not have recorded an impairment.

We also revalued the licensing, accreditation and Title IV program participation assets at the impairment testing date using the same approaches used to value these assets as of the date of the Transaction. These assets were valued by a combination of the cost and income approaches. Costs to replace licenses and accreditations have not changed significantly since the date of the Transaction or since the impairment testing date. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. The fair values of the licensing, accreditation and Title IV program participation asset at each reporting unit exceeded its carrying value by at least 30% at June 30, 2011.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. We evaluate all available evidence, both positive and negative, on a quarterly basis to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit from an existing deferred tax asset ultimately depends upon the existence of sufficient taxable income within the carry back or carry forward period available under the tax law of the applicable jurisdiction. At June 30, 2011 and 2010, we had gross deferred tax assets of $152.4 and $154.1 million respectively, and valuation allowances against those gross deferred tax assets of $21.7 and $22.7 million, respectively. We reevaluate the realizability of these deferred tax assets quarterly and will adjust the valuation allowances based upon available evidence as required. Any future change in our assessment of the realizability of these deferred tax assets could affect our effective income tax rate, net income and net deferred tax assets in the period in which our assessment changes.

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

Stock-based compensation

In August 2006, our Board of Directors approved the 2006 Stock Option Plan (the “2006 Plan”) for executive management and key personnel. Under the 2006 Plan, certain of our employees were granted a combination of time-based and performance-based options to purchase our common stock. In April 2009, our Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. The Omnibus Plan may issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.

At June 30, 2011, there were approximately 10.7 million options outstanding under both of these plans. Our unrecognized compensation cost related to outstanding time-based options was $21.7 million and to outstanding performance-based options was $30.2 million at June 30, 2011. A 10% increase in the fair values of our time-based options would have increased stock-based compensation expense by $1.1 million in fiscal 2011. We have yet to recognize compensation expense on our performance-based options because the performance conditions are not probable of being met at June 30, 2011.

We use the Black-Scholes option pricing model to determine the fair value of both our time-based and performance-based stock options at the grant date. See Note 12 to the accompanying audited consolidated financial statements for a further discussion on share-based compensation.

After the initial public offering of our common stock in October 2009, our Board of Directors establishes the exercise price for each option grant based on the closing price of our common stock on the grant date. Prior to October 2009, and as a result of EDMC not being publicly traded during the period covered by the 2006 Plan, the Board of Directors was required to estimate the fair value of our common stock on the date of grant. These estimates were based on established valuation methodologies in order to estimate the business enterprise value of EDMC, including using the market and income approaches as well as using contemporaneous private transactions involving our common stock at dates surrounding the options’ grant dates.

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

At June 30, 2011, we had total debt obligations of $1,557.9 million, including $1,182.1 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 7.1%. After giving effect to three interest rate swaps we entered into in April 2011 for an aggregate notional amount of $950.0 million, only $232.1 million of our variable rate debt is subject to market rate risk. All swap agreements were effective July 1, 2011 and qualify as cash flow hedges. The first swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% until the scheduled maturity of the underlying borrowings on June 1, 2013. The other two swap agreements are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. These derivative financial instruments are carried at fair value on our consolidated balance sheet, which is based on the framework discussed in Note 9 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes. A hypothetical change of 1.25% in interest rates from June 30, 2011 levels would have increased or decreased interest expense by approximately $4.4 million for the variable rate debt, after giving effect to the interest rate swaps, in the fiscal year ended June 30, 2011.

For the fiscal year ended June 30, 2011, we recorded a net change in interest rate swaps of $8.9 million, net of tax, in other comprehensive loss consisting of a $23.8 million reclassification into earnings partially offset by a reduction of $14.9 million due to a periodic revaluation. The cumulative unrealized loss of $12.5 million, net of tax, at June 30, 2011 that related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Education Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and Subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Education Management Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
August 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Education Management Corporation and Subsidiaries

We have audited Education Management Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Education Management Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Education Management Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of Education Management Corporation and Subsidiaries and our report dated August 30, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 30, 2011

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$403,224	$373,546
Restricted cash	47,513	12,842

Total cash, cash equivalents and restricted cash	450,737	386,388
Student receivables, net of allowances of $187,102 and $124,242	157,793	167,857
Notes, advances and other receivables	15,164	20,680
Inventories	9,594	11,655
Deferred income taxes	76,804	65,410
Prepaid income taxes	13,277	—
Other current assets	46,166	40,971

Total current assets	769,535	692,961
Property and equipment, net (Note 4)	697,377	678,846
Other long-term assets (Note 6)	46,613	93,441
Intangible assets, net (Note 5)	462,387	467,188
Goodwill (Note 5)	2,579,131	2,579,131

Total assets	$4,555,043	$4,511,567

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,103
Revolving credit facility	79,000	—
Accounts payable	58,494	71,211
Accrued liabilities (Note 7)	135,126	178,085
Accrued income taxes	—	17,851
Unearned tuition	140,150	155,746
Advance payments	112,095	72,154

Total current liabilities	536,941	507,150
Long-term debt, less current portion (Note 8)	1,466,774	1,526,635
Deferred income taxes	222,684	180,934
Deferred rent	188,803	165,808
Other long-term liabilities	35,897	54,345
Shareholders’ equity:
Common stock, at par	1,431	1,429
Additional paid-in capital	1,761,848	1,749,456
Treasury stock	(226,926)	(2,207)
Retained earnings	579,781	350,273
Accumulated other comprehensive loss	(12,190)	(22,256)

Total shareholders’ equity	2,103,944	2,076,695

Total liabilities and shareholders’ equity	$4,555,043	$4,511,567

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Fiscal Year Ended June 30,
	2011	2010	2009
Net revenues	$2,887,629	$2,508,521	$2,011,458
Costs and expenses:
Educational services	1,480,776	1,267,106	1,067,724
General and administrative	759,099	667,191	507,675
Management fees paid to affiliates	—	32,055	5,000
Depreciation and amortization	146,480	123,359	112,289

Total costs and expenses	2,386,355	2,089,711	1,692,688

Income before interest, loss on extinguishment of debt and income taxes	501,274	418,810	318,770
Interest expense, net	120,694	121,456	153,244
Loss on extinguishment of debt	11,368	47,207	—

Income before income taxes	369,212	250,147	165,526
Provision for income taxes	139,704	81,641	61,121

Net income	$229,508	$168,506	$104,405

Earnings per share: (Note 3)
Basic	$1.67	$1.23	$0.87
Diluted	1.66	1.22	0.87
Weighted average number of shares outstanding: (Note 3)
Basic	137,376	136,917	119,770
Diluted	138,316	137,667	119,770

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Year Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$229,508	$168,506	$104,405
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	138,395	114,598	95,582
Amortization of intangible assets	8,085	8,761	16,707
Bad debt expense	134,587	105,593	72,493
Fair value adjustment to Education Finance Loan (“EFL”) program loans	21,465	—	—
Amortization of debt issuance costs	6,512	8,129	7,763
Loss on extinguishment of debt	11,368	47,207	—
Share-based compensation	11,070	21,670	—
Non cash adjustments related to deferred rent	(3,843)	2,258	(1,958)
Deferred income taxes	24,047	(35,859)	(8,179)
Changes in assets and liabilities:
Restricted cash	(34,671)	(2,470)	3,450
Receivables	(115,464)	(144,318)	(105,077)
Reimbursements for tenant improvements	23,107	14,416	22,382
Inventory	2,080	(2,292)	(899)
Other assets	(31,095)	(10,318)	(12,091)
Purchase of EFL program loans	(23,888)	(74,021)	(9,998)
Sale of EFL program loans	42,806	—	—
Accounts payable	(4,711)	14,137	(5,137)
Accrued liabilities	(63,645)	29,254	57,628
Unearned tuition	(15,596)	37,005	49,587
Advance payments	39,616	4,859	6,740

Total adjustments	170,225	138,609	188,993

Net cash flows provided by operating activities	399,733	307,115	293,398

Cash flows from investing activities:
Expenditures for long-lived assets	(138,105)	(175,782)	(150,713)
Reimbursements for tenant improvements	(23,107)	(14,416)	(22,382)

Net cash flows used in investing activities	(161,212)	(190,198)	(173,095)

Cash flows from financing activities:
Borrowings under revolving credit facility	79,000	—	180,000
Payments under revolving credit facility	—	(100,000)	(200,000)
Retirement of senior subordinated notes	(50,124)	(378,952)	—
Issuance of common stock	1,460	389,441	—
Excess tax benefit from share-based compensation	449	260	—
Common stock repurchased for treasury	(222,325)	(2,207)	—
Principal payments on long-term debt	(12,208)	(12,584)	(12,802)
Debt issuance costs	(5,411)	(2,400)	(873)

Net cash flows used in financing activities	(209,159)	(106,442)	(33,675)

Effect of exchange rate changes on cash and cash equivalents	316	(247)	(718)

Net change in cash and cash equivalents	29,678	10,228	85,910
Cash and cash equivalents, beginning of period	373,546	363,318	277,408

Cash and cash equivalents, end of period	$403,224	$373,546	$363,318

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(In thousands)

	For the Fiscal Year Ended June 30,
	2011	2010	2009
Cash paid during the period for:
Interest (including swap settlement)	$118,557	$116,939	$146,636
Income taxes, net of refunds	151,025	120,120	76,173

	As of June 30,
	2011	2010	2009
Noncash investing activities:
Capital expenditures in current liabilities	$14,360	$27,682	$22,192

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock (b)	Retained Earnings	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2008	$1,198	$1,338,302	$—	$77,362	$(24,685)		$1,392,177
Issuance of common stock	—	14		—	—		14
Comprehensive income:							—
Net income	—	—	—	104,405	—		104,405
Foreign currency translation	—	—	—	—	(1,147)		(1,147)
Reclassification into earnings on interest rate swaps, net of tax of $8,477	—	—	—	—	14,422		14,422
Periodic revaluation of interest rate swaps, net of tax of $14,186	—	—	—	—	(24,218)		(24,218)

Net change in interest rate swaps	—	—	—	—	(9,796)		(9,796)

Comprehensive income	—	—	—	—	—		93,462

Balance at June 30, 2009	$1,198	$1,338,316	$—	$181,767	$(35,628)		$1,485,653

Initial public offerring and exercise of stock options, including corresponding tax benefit	231	389,470	—	—	—		389,701
Share-based compensation	—	21,670	—	—	—		21,670
Common stock repurchased for treasury	—	—	(2,207)	—	—		(2,207)
Comprehensive income:
Net income	—	—	—	168,506	—		168,506
Foreign currency translation	—	—	—	—	458		458
Reclassification into earnings on interest rate swaps, net of tax of $14,005	—	—	—	—	23,795		23,795
Periodic revaluation of interest rate swaps, net of tax of $6,430	—	—	—	—	(10,881)		(10,881)

Net change in interest rate swaps	—	—	—	—	12,914		12,914

Comprehensive income	—	—	—	—	—		181,878

Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256	)(a)	$2,076,695

Exercise of stock options including corresponding tax benefit	2	1,322	—	—	—		1,324
Share-based compensation	—	11,070	—	—	—		11,070
Common stock repurchased for treasury	—	—	(224,719)	—	—		(224,719)
Comprehensive income:
Net income	—	—	—	229,508	—		229,508
Foreign currency translation	—	—	—	—	1,165		1,165
Reclassification into earnings on interest rate swaps, net of tax of $13,994	—	—	—	—	23,802		23,802
Periodic revaluation of interest rate swaps, net of tax of $8,771	—	—	—	—	(14,901)		(14,901)

Net change in interest rate swaps	—	—	—	—	8,901		8,901

Comprehensive income	—	—	—	—	—		239,574

Balance at June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190	)(a)	$2,103,944

(a)	The balance in accumulated other comprehensive loss at June 30, 2011 and 2010 was comprised of $12.5 million and $21.4 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $0.3 million and $(0.9) million of a cumulative foreign currency translation gain/(loss), respectively.
(b)	There were 600,000,000 authorized shares of par value $0.01 common stock at June 30, 2011 and 2010. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Outstanding
Balance at June 30, 2008	—	119,769,082
Issued for stock-based compensation plans	—	1,195

Balance at June 30, 2009	—	119,770,277
Repurchased for treasury	123,000	(123,000)
Public offering	—	23,000,000
Issued for stock-based compensation plans	—	205,141

Balance at June 30, 2010	123,000	142,852,418
Repurchased	13,210,972	(13,210,972)
Issued for stock-based compensation plans	—	170,303

Balance at June 30, 2011	13,333,972	129,811,749

The accompanying notes are an integral part of these consolidated financial statements.

1.	DESCRIPTION OF BUSINESS AND CHANGE IN OWNERSHIP

Description of Business

Education Management Corporation and its subsidiaries (the “Company”) is among the largest providers of post-secondary education in North America, with approximately 158,300 enrolled students as of October 2010. The Company offers campus-based education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems, or through a combination of both. The Company is committed to offering quality academic programs and continuously strives to improve the learning experience for its students. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Going Private Transaction

On June 1, 2006, the Company was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The Sponsors, together with certain other investors, became the owners of the Company (the “Transaction”).

The acquisition of the Company was financed by equity invested by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by wholly-owned subsidiary Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of $375.0 million of 8.75% senior notes due 2014 and $385.0 million of 10.25% senior subordinated notes due 2016 (“Senior Subordinated Notes”).

Initial public offering

In October 2009, the Company completed an initial public offering of 23.0 million shares of common stock, $0.01 par value, at a per share price of $18.00 (the “initial public offering”). Net proceeds to the Company, after transaction costs, totaled approximately $387.3 million. No Sponsor-owned shares were sold in connection with the initial public offering. After the consummation of the initial public offering, the equity funds controlled by the Sponsors owned approximately 69.2% of the Company’s outstanding common stock. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the Company’s Senior Subordinated Notes in a tender offer and $29.6 million was used to terminate a management agreement entered into with the Sponsors in connection with the Transaction.

The Company recognized several non-recurring expenses in the consolidated statement of operations as a direct result of the initial public offering, including a $44.8 million loss on extinguishment of debt, $15.2 million of previously unrecognized stock-based compensation costs due to the removal of certain conditions that existed related to the option holders’ inability to obtain fair value for stock options, and $29.6 million in advisory fees for the early termination of the management agreement with the Sponsors. In addition, the availability for borrowing under EM LLC’s revolving credit facility increased from $388.5 million to $442.5 million effective upon the closing of the initial public offering.

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

Government Regulations

Each of the Company’s schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Participating institutions are required to administer Title IV program funds in accordance with the Higher Education Act of 1965, as amended (“HEA”) and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating institution does not comply with federal requirements or if student loan default rates are at a level that exceeds certain thresholds set by statute and regulation, that institution could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. Most of the students that attend the Company’s institutions participate in federal and state financial aid and assistance programs, as the percentage of net revenues derived from Title IV programs on a cash accounting basis was a weighted average of approximately 78% and 77% in fiscal 2011 and 2010, respectively.

Reclassifications

Certain reclassifications of fiscal 2010 and 2009 data have been made to conform to the fiscal 2011 presentation. These reclassifications did not materially change any of the previously reported amounts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.

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

U.S. Department of Education regulations require Title IV program funds received by the Company’s educational institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. During fiscal 2011, the Company began transitioning certain students from a term-based financial aid system, under which all students begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system, to a non-term financial aid system, under which each student may begin a program and be eligible to receive financial aid at any time throughout the year. The non-term based structure provides greater ease and flexibility for students by providing rolling and flexible start dates. In addition to assisting to ensure a student does not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation, this approach also results in the Company receiving more federal funds in advance of a student’s class start. Such funds received for courses that have not yet begun are required to be recorded as restricted cash due to legal restrictions on the use of the funds and as advance payments on the Company’s consolidated balance sheet. Restricted cash also includes amounts related to an account required to be maintained in connection with an operating lease at one of the Company’s institutions and amounts for endowments required by state law at certain of the Company’s schools. Restricted cash consisted of the following at June 30 (in thousands):

	2011	2010
Title IV funds in excess of charges applied	$43,330	$7,946
Escrowed in connection with operating lease	2,183	2,896
Endowments	2,000	2,000

Restricted cash	$47,513	$12,842

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

Property and Equipment

Property and equipment is recorded at its cost less accumulated depreciation. Depreciation policies for such assets are as follows:

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

Accelerated depreciation methods are generally used for income tax purposes. The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable.

Leases

The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as a capital lease or an operating lease.

Certain of the Company’s lease agreements include tenant improvement allowances. Once the lease agreement is signed, these tenant improvement allowances are recorded as other current assets with the offset to deferred rent liabilities on the consolidated balance sheets. As spending occurs, the Company records increases to leasehold improvement assets in property and equipment. Other current assets are reduced once the landlord reimburses the Company. The deferred rent liabilities related to tenant improvements are amortized over the term of the lease as a reduction to rent expense upon possession of the lease space.

Certain of the Company’s lease agreements include rent escalation clauses, which if fixed and determinable, are recognized on a straight-line basis over the life of the lease, which generally range from five to fifteen years with one or more renewal options. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the original lease term, exclusive of the renewal period. When a renewal occurs, the Company records rent expense over the new lease term.

Goodwill and Intangible Assets

Goodwill consists of the cost in excess of fair value of the identifiable net assets of entities acquired in purchase business combinations. Intangible assets include student relationships, licenses, accreditation and Title IV program participation, tradenames, curriculum, programs and favorable leases. The Company uses the income approach to establish student relationship asset fair values. Tradenames are valued by the “relief from royalty” method, estimating the amount of royalty income that would be generated if the assets were licensed in an arms length transaction to a third party. The Company uses a combination of the cost and income approaches to establish the asset value of licenses, accreditation and Title IV program participation assets and the cost approach for education programs and curriculum. The cost of intangible assets with determinable useful lives is amortized over three to nine years. Goodwill and indefinite-lived intangibles are evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired.

Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. In the first step, the Company determines the fair value of each reporting unit and compares that fair value to each reporting unit’s carrying value. The Company estimates the fair value of its reporting units using a combination of the traditional discounted cash flow approach, the guideline public company method, which takes into account the relative price and associated earnings multiples of publicly-traded peer companies, and the market capitalization approach. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, a second step must be performed, which requires the Company to determine the implied fair value of goodwill in the same manner as if it had acquired the reporting unit in an arm’s length transaction as of the testing date. This is performed by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess. Components are combined when determining reporting units if they have similar economic characteristics; consequently, each education system that the Company operates is a reporting unit for purposes of the impairment tests.

The impairment test for indefinite-lived intangible assets, consisting of the licensing, accreditation and Title IV program participation assets and The Art Institute tradename, requires at least an annual determination of the fair value. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.

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

Derivative Financial Instruments

EM LLC utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage a portion of its floating rate term debt. The swaps are accounted for as an asset or a liability in the consolidated balance sheets at fair value. The interest rate swap agreements qualify and are designated as cash flow hedges. As such, changes in the fair value of the interest rate swaps are recorded in other comprehensive income (loss), net of tax benefit or expense, as the hedges are deemed highly effective for accounting purposes. The fair value of the swap agreements are estimated by the counterparty based on current settlement prices and quoted market prices of comparable contracts. The Company does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are initially measured at their functional currency, which is the Canadian dollar. Accordingly, the assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income (loss) in the consolidated balance sheets. Translation gains or losses in the consolidated financial statements were not material in fiscal 2011, 2010, or 2009.

Revenue Recognition

The Company’s net revenues consist primarily of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, and sales of related study materials. Net revenues are reduced for student refunds and scholarships. The Company derived 92.5% of its net revenues from tuition and fees in fiscal 2011 and 2010 and 91.7% during fiscal 2009.

The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. Some of the Company’s academic terms have starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from academic terms where the associated revenue has not yet been earned. Such amounts are recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.

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

Marketing costs are expensed in the fiscal year incurred and are classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s marketing expense was $300.0 million, $259.7 million and $200.8 million during the fiscal years ended June 30, 2011, 2010, and 2009, respectively.

Stock-Based Compensation

The Black-Scholes option pricing model is used to determine the fair value of all of the Company’s stock options at the grant date. The Company recognizes compensation costs on time-based options and restricted stock on a straight-line basis over the requisite service period, which is the vesting term. The Company has not recognized compensation cost on the performance-based options as the vesting conditions are not probable of being met at June 30, 2011. See Note 12 for further discussion of stock-based compensation.

Segment Reporting

The Company’s chief operating decision maker allocates resources and assesses the performance of the Company at an education system level closely aligned to the brands it manages. The majority of the Company’s schools across these education systems provide services to students utilizing similar delivery methods resulting in similar long-term economic characteristics. The Company believes that under this organization structure it meets the criteria for aggregating its education systems into a single reportable segment.

Contingencies

The Company accrues for contingent obligations when it is probable that a liability is incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to its financial statements. Estimates that are particularly sensitive to future changes include tax liabilities, bad debt expense, legal expenses, and regulatory matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that restricted stock was converted into common stock and outstanding stock options were exercised and the resultant proceeds were used to acquire shares of common stock at its average market price during the reporting period.

Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended June 30,
	2011	2010	2009
Net income	$229,508	$168,506	$104,405
Weighted average number of shares outstanding:
Basic	137,376	136,917	119,770
Effect of stock-based awards	940	750	—

Diluted	138,316	137,667	119,770
Earnings per share:
Basic	$1.67	$1.23	$0.87
Diluted	1.66	1.22	0.87

Time-based options to purchase 0.3 million and 1.6 million shares of common stock were outstanding for the years ended June 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. Because certain conditions have not been met with respect to the Company’s 3.3 million of performance-based options, as further described in Note 12, the Company has determined these options to be contingently issuable, and they were not included in the diluted EPS calculation during any period presented. As a result, time-based options that have a dilutive effect were the only options included in the diluted EPS calculations.

In addition, all stock options for fiscal 2009 were contingently issuable due to the existence of certain conditions precluding option holders from receiving fair value for an exercised option. As a result, no options were included in the computation of diluted EPS in fiscal 2009.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30 (in thousands):

Asset Class	2011	2010
Land	$17,648	$17,655
Buildings and improvements	75,835	74,764
Leasehold improvements and capitalized lease costs	515,254	446,992
Furniture and equipment	148,191	128,411
Technology and other equipment	274,015	226,587
Software	69,665	56,350
Library books	39,395	35,051
Construction in progress	21,023	29,850

Total	1,161,026	1,015,660
Less accumulated depreciation	(463,649)	(336,814)

Property and equipment, net	$697,377	$678,846

Depreciation and amortization expense related to property and equipment was $138.4 million, $114.6 million and $95.6 million, respectively, for the fiscal years ended June 30, 2011, 2010, and 2009. Amortization expense on software was $14.6 million, $11.8 million and $8.9 million, respectively, for the fiscal years ended June 30, 2011, 2010 and 2009.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the Transaction, the Company recorded approximately $2.6 billion of goodwill. Goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of the acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The remaining value was assigned to goodwill and represents the intrinsic value of the Company beyond its tangible and identifiable intangible net assets. This is evidenced by the excess of the amount paid to acquire the Company over the values of these respective net assets. During fiscal 2011 and 2010 the Company did not record any changes to its goodwill balance.

Intangible Assets

Intangible assets other than goodwill consisted of the following amounts at June 30 (in thousands):

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—
Curriculum and programs	35,221	(23,664)	31,948	(18,412)
Student contracts, applications and relationships	39,511	(35,159)	39,511	(34,048)
Favorable leases and other	19,451	(15,152)	19,403	(13,393)

Total intangible assets	$536,362	$(73,975)	$533,041	$(65,853)

Trade names are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes. State licenses and accreditations of the Company’s schools as well as their eligibility for Title IV program participation are periodically renewed in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. Since the Company considers these renewal processes to be a routine aspect of the overall business these assets are assigned indefinite lives.

Amortization of intangible assets was $8.1 million, $8.8 million and $16.7 million during the years ended June 30, 2011, 2010, and 2009, respectively. Total estimated amortization of the Company’s intangible assets for each of the years ending June 30, 2012 through 2016 and thereafter is as follows (in thousands):

Fiscal years	Amortization Expense
2012	$8,181
2013	5,834
2014	4,066
2015	1,833
2016	136
Thereafter	158

6.	OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following at June 30 (in thousands):

	2011	2010
EFL program loans	$—	$49,529
Deferred financing fees	15,511	25,536
Deferred compensation	10,819	8,204
Other	20,283	10,172

Total other long-term assets	$46,613	$93,441

In August 2008, the Company introduced the Education Finance Loan (“EFL”) program with a private lender, which enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. Under the EFL program, the Company purchased loans that were originated by a private lender. These loans were classified as private loans, net within other long-term assets. In April 2011, the Company sold its wholly-owned subsidiary which held the EFL program loans to an unrelated third party for net proceeds of $42.8 million. During the fiscal year ended June 30, 2011, the Company recorded total fair value adjustments related to the EFL program of $21.5 million in educational services expense in the consolidated statement of operations. At June 30, 2011, the Company has no future obligations to fund additional purchases of loans from the private lender under the EFL program.

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30 (in thousands):

	2011	2010
Payroll and related taxes	$30,637	$67,803
Capital expenditures	4,801	10,020
Advertising	28,279	32,474
Interest	12,340	12,732
Benefits	11,440	12,014
Other	47,629	43,042

Total accrued liabilities	$135,126	$178,085

8.	SHORT-TERM AND LONG-TERM DEBT

Amendment of Senior Secured Credit Facilities:

On December 7, 2010, EM LLC entered into an agreement to amend and extend its senior secured credit facilities, which include a $442.5 million revolving credit facility and a $1.1 billion term loan. Under the agreement, lenders providing $328.3 million, or 74%, of the total capacity under the revolving credit facility extended their commitments from June 1, 2012 to June 1, 2015, at a new interest rate of LIBOR + 4.00%. In addition, holders of an aggregate $758.7 million, or 68%, of the term loan agreed to extend the maturity date from June 1, 2013 to June 1, 2016 and increase the interest rate on these borrowings from LIBOR + 1.75% to LIBOR + 4.00%. Lenders who did not extend will continue to be paid interest based on the margin spreads in place prior to the amendment.

The lenders also approved other amendments to the senior secured credit facilities, including a springing maturity of March 1, 2014 for the term loan in the event that EM LLC does not refinance, extend or pay in full the $375.0 million of 8.75% senior notes due 2014 (the “Senior Notes”) on or prior to March 1, 2014. The amendments also included an increase to the covenant basket amount for capital expenditures and certain restricted payments, a tightening of the leverage ratio requirements through the remainder of fiscal 2011, an increase in the amount of the revolving credit line available for letters of credit to $425.0 million and the ability to use cash to collateralize letters of credit. The interest rate on the senior secured term loan facility due in 2013, which equals three-month LIBOR plus a margin spread of 1.75% was 2.00% and 2.30% at June 30, 2011 and 2010, respectively. The interest rate on the senior secured term loan facility due in 2016, which equals three-month LIBOR plus a margin spread of 4.00% was 4.25% at June 30, 2011.

The amendment of the term loan was accounted for as an extinguishment of the original term loan, which resulted in a loss on extinguishment of debt of $8.4 million. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in cash paid to lenders in connection with the amendment.

Short-Term Debt:

The Company had $79.0 million of borrowings outstanding under the revolving credit facility at June 30, 2011. These borrowings existed in order to satisfy year-end regulatory financial ratios. This balance was classified as short-term debt on the balance sheet as the amount outstanding was repaid in full on July 1, 2011 from available cash on hand at year end. There were no borrowings outstanding on the revolving credit facility at June 30, 2010.

The Company had outstanding letters of credit of $363.5 million at June 30, 2011, the largest of which is issued to the U.S. Department of Education. The U.S. Department of Education requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $361.5 million at June 30, 2011, which is 15% of the total Title IV aid received by students attending the Company’s institutions during fiscal 2010. Including amounts drawn on the revolving credit facility and outstanding letters of credit, the Company had no additional capacity under the revolving credit facility at June 30, 2011. On June 1, 2012, the capacity on the revolving credit facility will decrease to $328.3 million.

The interest rate on amounts outstanding under the revolving credit facility due in 2012 was 3.75%, which equals prime plus a margin of 0.50%. The interest rate on amounts outstanding under the revolving credit facility due in 2015 was 6.25%, which equals prime plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios and credit ratings. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to EM LLC’s satisfaction of certain covenants and financial ratios described below.

Long-Term Debt:

The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2011	2010
Senior secured term loan facility, due 2013	$350,503	$1,114,977
Senior secured term loan facility, due 2016	752,624	—
Senior notes due 2014 at 8.75%	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	—	47,680
Other	723	1,081

Total long-term debt	1,478,850	1,538,738
Less current portion	(12,076)	(12,103)

Total long-term debt, less current portion	$1,466,774	$1,526,635

Senior Secured Credit Facilities:

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

The senior secured credit facilities require EM LLC to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow and in the event of certain asset sales, casualty and condemnation events and issuances of debt. In addition, EM LLC is required to make installment payments on the outstanding term loans in quarterly principal amounts of 0.25% of their funded total principal amount during the life of the debt, with the remaining amount payable upon maturity.

The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities. EM LLC met the requirements of these two ratios in each of the fiscal years ended June 30, 2011, 2010 and 2009.

The credit agreement also contains certain customary affirmative covenants and events of default and has a cross-default provision to debt with a principal amount of greater than $50.0 million, which would cause the term loan to be prepaid or redeemed in the event of a default with respect to such debt.

Senior Notes and Senior Subordinated Notes

EM LLC issued the Senior Notes on June 1, 2006 in connection with the closing of the Transaction. The Senior Notes are guaranteed by all of EM LLC’s subsidiaries other than any subsidiary that owns or operates a school or has been formed for such purpose and has no material assets. In November 2009, EDMC guaranteed the indebtedness of EM LLC and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the Senior Notes. Interest on the Senior Notes is payable semi-annually.

The Senior Notes are unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes. They (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of EM LLC that is not a guarantor of the Senior Notes.

The Senior Notes are redeemable in whole or in part, at the option of EM LLC, at any time at varying redemption prices that generally include premiums, which are defined in the indenture governing the Senior Notes. In addition, upon a change of control, EM LLC is required to make an offer to redeem all of the Senior Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

The indenture governing the Senior Notes contains a number of covenants that restrict, subject to certain exceptions, EM LLC’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the Senior Notes, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.

EM LLC issued the Senior Subordinated Notes on June 1, 2006 in connection with the closing of the Transaction. During the fiscal year ended June 30, 2010, the Company purchased Senior Subordinated Notes with a total face value of approximately $337.3 million at a premium through two tender offer transactions. The Company recorded losses of $47.2 million in the fiscal year ended June 30, 2010 on the early retirement of these subordinated notes, which includes the acceleration of amortization on previously deferred debt fees of $5.6 million. In fiscal 2011, the Company purchased the remaining $47.7 million of the Senior Subordinated Notes for a premium of $2.4 million, which together with the amortization of the remaining $0.6 million of related deferred debt fees was recorded as a $3.0 million loss on extinguishment of debt in the accompanying fiscal 2011 consolidated statement of operations.

As of June 30, 2011, future annual principal payments on long-term debt and related instruments are as follows for the fiscal years ending June 30, 2012 to 2016 (in thousands):

Fiscal year:
2012	$12,076
2013	353,123
2014	389,989
2015	11,850
2016	711,812

Total	$1,478,850

9.	DERIVATIVE INSTRUMENTS

EM LLC has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Two such interest rate swaps, each with a notional amount of $375.0 million, were entered into in June 2006 and in place through June 30, 2011. In April 2011, the Company entered into three new interest rate swap agreements for an aggregate notional amount of $950.0 million. These swap agreements are effective July 1, 2011. The first swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% until the scheduled maturity of the underlying borrowings on June 1, 2013. The other two swap agreements are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.

The fair values of the interest rate swap liabilities were $19.8 million and $33.9 million at June 30, 2011 and 2010, respectively, and were recorded in other long-term liabilities on the accompanying consolidated balance sheets. Additionally, at June 30, 2011, there was a cumulative unrealized loss of $12.5 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.

The change in interest rate swaps, net of tax, recorded in other comprehensive loss during the fiscal years ended June 30 was as follows (in thousands):

	2011	2010	2009
Reclassification into earnings	$23,802	$23,795	$14,422
Periodic revaluation	(14,901)	(10,881)	(24,218)

Net change in interest rate swaps	$8,901	$12,914	$(9,796)

Over the next twelve months, the Company estimates approximately $9.8 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at June 30, 2011.

The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable. The application of level two inputs includes obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments as of June 30 (in thousands):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$1,103,127	$1,085,768	$1,114,977	$1,036,929
Fixed rate debt	375,723	383,223	423,761	426,979

Total long-term debt	$1,478,850	$1,468,991	$1,538,738	$1,463,908

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

11.	INCOME TAXES

The composition of income before taxes from domestic and foreign locations was as follows for the fiscal years ended June 30 (in thousands):

	2011	2010	2009
Domestic	$368,102	$248,304	$164,794
Foreign	1,110	1,843	732

Income before taxes	$369,212	$250,147	$165,526

The components of the income tax provision reflected in the accompanying consolidated statements of operations were as follows for the fiscal years ended June 30 (in thousands):

	2011	2010	2009
Current taxes:
Federal	$95,805	$101,895	$61,162
State and local	19,852	15,605	8,138

Total current tax provision	115,657	117,500	69,300
Deferred tax provision (benefit)	24,047	(35,859)	(8,179)

Total provision for income taxes	$139,704	$81,641	$61,121

The provision for income taxes reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below for the fiscal years ended June 30:

	2011	2010	2009
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	3.4%	1.4%	1.1%
Increase in valuation allowance	0.0%	2.0%	0.6%
Permanent items	0.3%	0.1%	-0.3%
Uncertain tax positions	-0.7%	-5.9%	0.8%
Other items, net	-0.2%	0.0%	-0.3%

Effective income tax rate	37.8%	32.6%	36.9%

Net deferred income tax assets and liabilities consisted of the following at June 30 (in thousands):

	2011	2010
Current deferred tax assets:
Allowance for doubtful accounts	$75,431	$50,297
Accrued wages	4,029	16,681
Other	2,896	4,131

Gross current deferred tax assets	82,356	71,109
Less valuation allowance	(5,552)	(5,699)

Total current deferred tax assets	$76,804	$65,410

Noncurrent deferred tax assets:
Interest rate swap	$8,634	$14,774
Deferred liabilities	25,236	20,879
Foreign and state net operating losses	11,145	9,764
Share-based compensation	12,744	8,811
Other	12,334	28,757

Gross noncurrent deferred tax assets	70,093	82,985
Less valuation allowance	(16,115)	(16,953)

Total noncurrent deferred tax assets	53,978	66,032

Noncurrent deferred tax liabilities:
Intangible assets	227,494	224,323
Property and equipment	48,023	20,193
Other	1,145	2,450

Total noncurrent deferred tax liabilities	276,662	246,966

Total net noncurrent deferred tax liabilities	$222,684	$180,934

At June 30, 2011, the Company had state net operating loss carry forwards of approximately $149.9 million available to offset future taxable income and a related deferred tax asset of $8.7 million. The carry forwards expire at varying dates beginning in fiscal 2013 through fiscal 2031. The Company has determined that it is currently “more-likely-than-not” that the deferred tax assets associated with $146.5 million of its state net operating loss carry forwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $8.6 million related to these net operating loss carry forwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitations due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of the state net operating loss carry forwards before they can be utilized.

At June 30, 2011, the Company had Canadian net operating loss carry forwards of approximately $9.6 million available to offset future taxable income and a related deferred tax asset of $2.4 million.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, excluding interest expense and the indirect benefits of state taxes, for the fiscal years ended June 30 is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits, beginning of year	$8,902	$22,639	$22,243
Increase in prior year unrecognized tax benefits	26	51	—
(Decrease) in prior year unrecognized tax benefits	(174)	(539)	(520)
Increase in current year unrecognized tax benefits	943	3,070	692
(Decrease) in unrecognized tax benefits due to the expiration of statutes of limitation	(4,259)	(16,319)	(776)

Unrecognized tax benefits, end of year	$5,438	$8,902	$22,639

Of the Company’s $5.4 million in unrecognized tax benefits, approximately $4.9 million, excluding interest expense and the indirect benefit of state taxes, would affect the annual effective tax rate if recognized. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $0.8 million within the next twelve months due to the expiration of certain statutes of limitation. The resulting benefit, if recognized, will be a discrete item in the third quarter of fiscal 2012.

The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations, which is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities. The total amount of interest recognized in the statement of operations for fiscal 2011 was $0.1 million. No penalties were recognized during fiscal 2011, and no amount was accrued for penalties on the consolidated balance sheet at June 30, 2011.

The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2007. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2006.

12.	SHARE-BASED COMPENSATION

Stock options and restricted stock

In August 2006, the Company’s Board of Directors approved the 2006 Stock Option Plan (the “2006 Plan”) for executive management and key personnel. Under the 2006 Plan, certain of the Company’s employees were granted a combination of time-based and performance-based options to purchase the Company’s common stock. In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Including forfeitures of options under the 2006 Plan, which can be used to issue new awards under the Omnibus Plan, approximately 3.9 million shares of common stock remain available for issuance under the Omnibus Plan. The Omnibus Plan may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.

Upon completion of the initial public offering in October 2009, the Company recognized $15.2 million of previously deferred stock-based compensation costs due to the removal of certain conditions that existed related to the inability of option holders to obtain fair market value for stock options granted under the 2006 Plan. The Company recognized $11.1 million and $21.7 million of share-based compensation expense related to outstanding time-based stock options, restricted stock and other awards during fiscal 2011 and 2010, respectively.

In April 2011, the Company’s Board of Directors approved a plan to modify the vesting conditions of the existing performance-based stock options. After giving effect to the modification, these options will vest upon the greater of the percentage of the Company’s common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Stockholders”) or on certain return on investment hurdles achieved by the Principal Stockholders. The exercise price and contractual life of the performance-based stock options did not change. The Company continues to defer compensation expense related to these performance-based options because the performance conditions are not probable of being met at June 30, 2011. Net of estimated forfeitures, the Company had $30.2 million of unrecognized compensation cost relating to performance-based stock options and $21.7 million of unrecognized compensation cost relating to time-based stock options at June 30, 2011.

The Company issued 24,741 shares of common stock directly to members of the Board of Directors and 32,984 shares of restricted stock, which vest one year from the date of grant, during fiscal 2011. The shares of restricted stock were valued at the closing price of a share of the Company’s common stock on the date of grant, which averaged $13.34 per share. At June 30, 2011, there is $0.2 million of unrecognized compensation cost related to restricted stock, all of which will be recognized ratably through November 2011.

The Company utilizes the Black-Scholes method to estimate the fair value of time-based and performance-based options. The expected option term on the Company’s grants is determined using a simplified method based on the average of the weighted vesting terms and the contractual term of the options. Expected volatility is determined using the historical volatility of a seven-company peer group, all of which have publicly traded stock. The risk-free interest rate assumption is determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The forfeiture rate is originally determined using a historical rate based on options activity prior to the Transaction and is updated periodically based on actual experience. Finally, as the Company does not currently declare dividends and does not intend to do so in the short term, a dividend yield of zero is used.

Below is a summary of the weighted-average assumptions used for time-based options granted during the years ended June 30:

	2011	2010	2009
Weighted average fair value of options	$6.77	$8.50	$10.19
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.0%	44.2%	43.2%
Risk-free interest rate	1.9%	2.9%	3.2%
Expected forfeiture rate	8.6%	12.4%	12.4%
Expected term	6.25 yrs	6.25 yrs	6.50 yrs
Vesting periods	4.0 yrs	4.0 yrs	5.0 yrs

Time-based options granted, exercised and forfeited during fiscal 2011 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	5,077,866	$13.89	7.15 yrs	$12,146
Granted	2,598,545	$14.91
Exercised	(122,017)	$12.01
Forfeited	(146,222)	$15.24

Outstanding at June 30, 2011	7,408,172	$14.24	7.25 yrs	$71,871

Exercisable at June 30, 2011	3,426,224	$12.60	5.59 yrs	$38,870

The Company received approximately $1.5 million from option holders in fiscal 2011 from the exercise of stock options, on which the actual tax benefits realized for tax deductions, including excess tax benefits, was $0.4 million.

Below is a summary of the weighted-average assumptions used for the Company’s existing performance-based options, all of which were originally granted before fiscal 2010 and were modified in April 2011. There were no new performance-based options granted during fiscal 2011 or 2010. Also presented below is a rollforward of performance-based option activity during fiscal 2011.

Weighted average fair value of options	$9.14
Expected dividend yield	0.0%
Expected volatility	47.4%
Risk-free interest rate	1.7%
Expected term	3.2 years

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	3,371,101	$12.42	6.39 yrs	$9,550
Granted	—
Exercised	—
Forfeited	(62,037)	$14.47

Outstanding at June 30, 2011	3,309,064	$12.38	5.39 yrs	$38,257

Exercisable at June 30, 2011	—	—	—	—

Long-Term Incentive Compensation Plan

In fiscal 2007, the Company adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to the Principal Stockholders in connection with a change in control of the Company. Out of a total of 1,000,000 units authorized, approximately 649,000 units were outstanding under the LTIC Plan at June 30, 2011. Each unit represents the right to receive a payment based on the value of the bonus pool. As the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan in stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.5 million at June 30, 2011.

13.	STOCK REPURCHASE PROGRAM

In June 2010, the Company approved a stock repurchase program under which it could purchase up to $50.0 million of its common stock through June 30, 2011. During fiscal 2011, the Company’s Board of Directors approved increases to the size of the stock repurchase program to $250.0 million through December 31, 2011. Under the terms of the program, the Company may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company has repurchased 13.3 million shares of its common stock for $226.9 million under the program from its inception in June 2010 through June 30, 2011, of which $2.4 million settled after June 30, 2011. At June 30, 2011, approximately $23.1 million remained available under the program to be used for future stock repurchases.

14.	OTHER EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(K) plan that covers substantially all employees. In January 2011, the Company changed its policy and now matches dollar for dollar up to 6% of employee contributions to the retirement plan. This change also allows all participants in the plan to vest in the Company’s matching contributions immediately. The Company recorded expense related to the retirement plan of approximately $21.9 million, $14.3 million and $12.3 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

15.	COMMITMENTS AND CONTINGENCIES

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

Incentive Compensation Matters

On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel., Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et. al (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice’s decision to intervene in the case under the federal False Claims Act. Four of the states listed on the case caption have joined the case based on qui tam actions filed under their respective state False Claims Acts. The State of Kentucky, which does not have a False Claims Act, has also filed a motion to intervene in the case under its consumer protection laws. The case, which is pending in the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The Company believes the claims to be without merit and intends to vigorously defend itself.

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

In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in February 2012. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the previous lawsuits. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. The court signed the order of non-suit in August 2010, and the case was closed. The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.

State Attorney General Investigations

In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General has announced an investigation of the business practices of for-profit post-secondary schools and that subpoenas had been issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General’s review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of deceptive marketing practices. In June and August of 2011, the Company provided the Attorney General with additional information related to the false claims investigation. NEIA intends to fully cooperate with the Attorney General in connection with its continuing investigation.

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

Lease Commitments

The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $182.4 million, $167.1 million and $148.3 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Rent expense also includes short-term commitments for student housing of $50.7 million, $49.8 million and $50.3 million during the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.

As of June 30, 2011, the annual minimum future commitments under non-cancelable, long-term operating leases were as follows for the fiscal years ending June 30, 2012 to 2016 and thereafter (in thousands):

2012	$160,997
2013	156,620
2014	145,529
2015	126,349
2016	110,273
Thereafter	400,460

At June 30, 2011, the Company has provided $15.9 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to materially affect the Company’s financial condition or cash flows.

16.	RELATED PARTY TRANSACTIONS

During fiscal 2011, and in connection with the debt amendment described in Note 8, the Company paid an arranger fee of $1.1 million to an affiliate of one of the Sponsors. The Company also entered into an interest rate swap agreement in fiscal 2011 in the amount of $312.5 million with an affiliate of one of the Sponsors, the terms of which are discussed in Note 9.

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

An affiliate of one of the Sponsors participated as one of the joint book-running managers of the initial public offering of the Company’s common stock. This affiliate was paid $5.5 million pursuant to a customary underwriting agreement among the Company and several underwriters. This fee was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as it reduced the net proceeds received from the initial public offering. In addition, the Company paid an affiliate of one of the Sponsors approximately $0.5 million in tender offer fees related to the two debt repurchases that occurred during fiscal 2010 that were recorded in general and administrative expense in the consolidated statement of operations.

In March 2009, the Company paid $0.3 million to an affiliate of Goldman Sachs Capital Partners in connection with investment banking services provided to the Company for separate amendments to the Company’s senior secured loan facility. The beneficial stock ownership of Goldman Sachs Capital Partners in EDMC is described in “Security Ownership of Certain Beneficial Owners and Management.” Adrian M. Jones and Mick J. Beekhuizen are designees of Goldman Sachs Capital Partners on the Company’s Board of Directors.

South University LLC, a wholly-owned subsidiary of the Company, leases facilities under a long-term arrangement from two separate entities owned by John T. South, one of the Company’s executive officers. Total rental payments under these arrangements approximated $2.2 million in fiscal 2011 and $1.7 million in 2010 and 2009.

The Company licenses student information system software from Campus Management Corp (“CMC”), which since February 2008 has been owned by Leeds Equity Partners, one of the Sponsors. Jeffrey T. Leeds is a designee of Leeds Equity Partners on the Company’s Board of Directors. The Company paid licensing, maintenance and consulting fees to CMC of approximately $3.5 million, $0.6 million and $3.8 million in the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The Company also uses PeopleScout, Inc., d/b/a StudentScout, for contact management services when processing some of its inquiries from prospective students. StudentScout is owned by investment funds associated with Leeds Equity Partners. During fiscal 2011 and 2010, the Company paid servicing fees to StudentScout of approximately $2.8 million and $1.4 million, respectively.

The Company also does business with several companies affiliated with Providence Equity Partners, one of the Sponsors. Paul J. Salem and Peter O. Wilde are designees of Providence Equity Partners on the Company’s Board of Directors. The Company purchases personal computers and related equipment from CDW Corporation and its affiliates, the largest of which is CDW Government, Inc. (collectively, “CDW”). During fiscal 2011, 2010 and 2009, the Company purchased approximately $1.8 million, $6.7 million, $7.4 million, respectively, of equipment from CDW. The Company also paid NexTag, Inc. for marketing lead generation services of approximately $0.4 million, $1.6 million and $2.9 million in fiscal 2011, 2010 and 2009, respectively. The Company also uses Assessment Technologies Institute, LLC for computer software that tests the skills of the Company’s students in various academic fields. During fiscal 2011, 2010 and 2009, the Company paid Assessment Technologies Institute, LLC approximately $0.6 million, $0.5 million and $0.1 million, respectively. The Company has also engaged Kroll Ontrack for litigation management and electronic discovery document retention. Total fees paid to Kroll Ontrack during fiscal 2011 related to such services approximated $1.0 million.

17.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

On June 1, 2006, in connection with the Transaction, EM LLC and Education Management Finance Corp. issued the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school, or has been formed for such purposes, and subsidiaries that have no material assets (collectively, the “Guarantors”). All other subsidiaries of EM LLC, either direct or indirect, do not guarantee the Senior Notes (“Non-Guarantors”).

In November 2009, the Company guaranteed the indebtedness of EM LLC and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the Senior Notes.

The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”) as of June 30, 2011 and 2010. The results of operations for the fiscal years ended June 30, 2011, 2010 and 2009 and the condensed statements of cash flows for the fiscal years ended June 30, 2011, 2010 and 2009 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(16,816)	$270	$369,637	$—	$353,091	$50,133	$—	$403,224
Restricted cash	30,685	—	16,828	—	47,513	—	—	47,513
Student and other receivables, net	3,758	78	169,121	—	172,957	—	—	172,957
Inventories	(296)	172	9,718	—	9,594	—	—	9,594
Other current assets	25,229	586	110,432	—	136,247	—	—	136,247

Total current assets	42,560	1,106	675,736	—	719,402	50,133	—	769,535

Property and equipment, net	71,417	7,552	618,408	—	697,377	—	—	697,377
Intangible assets, net	2,300	51	460,036	—	462,387	—	—	462,387
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,206,483	(29,516)	(1,364,493)	—	(187,526)	187,526	—	—
Other long-term assets	30,229	—	16,384	—	46,613	—	—	46,613
Investment in subsidiaries	2,189,422	—	—	(2,189,422)	—	1,866,158	(1,866,158)	—

Total assets	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$90,850	$—	$(78,774)	$—	$12,076	$—	$—	$12,076
Other current liabilities	94,837	3,517	426,514	—	524,868	(3)	—	524,865

Total current liabilities	185,687	3,517	347,740	—	536,944	(3)	—	536,941

Long-term debt, less current portion	1,466,277	—	497	—	1,466,774	—	—	1,466,774
Other long-term liabilities	42,841	433	181,426	—	224,700	—	—	224,700
Deferred income taxes	(11,224)	265	233,767	—	222,808	(124)	—	222,684

Total liabilities	1,683,581	4,215	763,430	—	2,451,226	(127)	—	2,451,099

Total shareholders’ equity (deficit)	1,866,158	(25,022)	2,214,444	(2,189,422)	1,866,158	2,103,944	(1,866,158)	2,103,944

Total liabilities and shareholders’ equity (deficit)	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$11,522	$314	$313,403	$—	$325,239	$48,307	$—	$373,546
Restricted cash	387	—	12,455	—	12,842	—	—	12,842
Student and other receivables, net	99	90	188,342	—	188,531	6	—	188,537
Inventories	—	182	11,473	—	11,655	—	—	11,655
Other current assets	26,741	576	79,064	—	106,381	—	—	106,381

Total current assets	38,749	1,162	604,737	—	644,648	48,313	—	692,961

Property and equipment, net	64,814	6,956	607,076	—	678,846	—	—	678,846
Intangible assets, net	2,737	65	464,386	—	467,188	—	—	467,188
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,285,257	(76,041)	(1,611,040)	—	(401,824)	401,824	—	—
Other long-term assets	38,474	49,529	5,440	—	93,443	(2)	—	93,441
Investment in subsidiaries	1,883,576	—	—	(1,883,576)	—	1,626,483	(1,626,483)	—

Total assets	$3,320,935	$(18,329)	$2,642,402	$(1,883,576)	$4,061,432	$2,076,618	$(1,626,483)	$4,511,567

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$253	$—	$12,103	$—	$—	$12,103
Other current liabilities	114,396	4,827	375,641	—	494,864	183	—	495,047

Total current liabilities	126,246	4,827	375,894	—	506,967	183	—	507,150

Long-term debt, less current portion	1,525,807	—	828	—	1,526,635	—	—	1,526,635
Other long-term liabilities	58,397	3,172	158,584	—	220,153	—	—	220,153
Deferred income taxes	(15,998)	(13,393)	210,585	—	181,194	(260)	—	180,934

Total liabilities	1,694,452	(5,394)	745,891	—	2,434,949	(77)	—	2,434,872

Total shareholders’ equity (deficit)	1,626,483	(12,935)	1,896,511	(1,883,576)	1,626,483	2,076,695	(1,626,483)	2,076,695

Total liabilities and shareholders’ equity (deficit)	$3,320,935	$(18,329)	$2,642,402	$(1,883,576)	$4,061,432	$2,076,618	$(1,626,483)	$4,511,567

CONSOLIDATED STATEMENT OF OPERATIONS

For the Fiscal Year Ended June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$5,920	$2,881,709	$—	$2,887,629	$—	$—	$2,887,629
Costs and expenses:
Educational services	77,100	30,852	1,372,823	—	1,480,775	1	—	1,480,776
General and administrative	(112,066)	(2,524)	873,461	—	758,871	228	—	759,099
Depreciation and amortization	24,668	342	121,471	—	146,481	(1)	—	146,480

Total costs and expenses	(10,298)	28,670	2,367,755	—	2,386,127	228	—	2,386,355

Income (loss) before loss on extinguishment of debt, interest and income taxes	10,298	(22,750)	513,954	—	501,502	(228)	—	501,274
Interest (income) expense, net	121,581	(3,305)	2,464	—	120,740	(46)	—	120,694
Loss on extinguishment of debt	11,368	—	—	—	11,368	—	—	11,368
Equity in earnings of subsidiaries	(305,846)	—	—	305,846	—	(229,609)	229,609	—

Income (loss) before income taxes	183,195	(19,445)	511,490	(305,846)	369,394	229,427	(229,609)	369,212
Provision for (benefit from) income taxes	(46,414)	(7,358)	193,557	—	139,785	(81)	—	139,704

Net income (loss)	$229,609	$(12,087)	$317,933	$(305,846)	$229,609	$229,508	$(229,609)	$229,508

CONSOLIDATED STATEMENT OF OPERATIONS
For the Fiscal Year Ended June 30, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	($3,178)	$2,511,699	$—	$2,508,521	$—	$—	$2,508,521
Costs and expenses:
Educational services	60,658	(684)	1,207,132	—	1,267,106	—	—	1,267,106
General and administrative	(94,146)	(573)	761,682	—	666,963	228	—	667,191
Management fees paid to affiliates	32,055	—	—	—	32,055	—	—	32,055
Depreciation and amortization	18,936	243	104,180	—	123,359	—	—	123,359

Total costs and expenses	17,503	(1,014)	2,072,994	—	2,089,483	228	—	2,089,711

Income (loss) before loss on extinguishment of debt, interest and income taxes	(17,503)	(2,164)	438,705	—	419,038	(228)	—	418,810
Interest (income) expense, net	120,309	(1,649)	2,854	—	121,514	(58)	—	121,456
Loss on extinguishment of debt	47,207	—	—	—	47,207	—	—	47,207
Equity in earnings of subsidiaries	(293,212)	—	—	293,212	—	(168,596)	168,596	—

Income (loss) before income taxes	108,193	(515)	435,851	(293,212)	250,317	168,426	(168,596)	250,147
Provision for (benefit from) income taxes	(60,403)	(168)	142,292	—	81,721	(80)	—	81,641

Net income (loss)	$168,596	$(347)	$293,559	$(293,212)	$168,596	$168,506	$(168,596)	$168,506

CONSOLIDATED STATEMENT OF OPERATIONS

For the Fiscal Year Ended June 30, 2009 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$4,716	2,006,742	$—	$2,011,458	$—	$—	$2,011,458
Costs and expenses:
Educational services	51,196	3,378	1,013,147	—	1,067,721	3	—	1,067,724
General and administrative	(71,461)	2,975	575,934	—	507,448	227	—	507,675
Management fees paid to affiliates	5,000	—	—	—	5,000	—	—	5,000
Depreciation and amortization	15,540	180	96,569	—	112,289	—	—	112,289

Total costs and expenses	275	6,533	1,685,650	—	1,692,458	230	—	1,692,688

Income (loss) before loss on extinguishment of debt, interest and income taxes	(275)	(1,817)	321,092	—	319,000	(230)	—	318,770
Interest expense (income), net	150,933	—	2,636	—	153,569	(325)	—	153,244
Equity in earnings of subsidiaries	(199,524)	—	—	199,524	—	(104,243)	104,243	—

Income (loss) before income taxes	48,316	(1,817)	318,456	(199,524)	165,431	104,338	(104,243)	165,526
Provision for (benefit from) income taxes	(55,927)	(672)	117,787	—	61,188	(67)	—	61,121

Net income (loss)	$104,243	$(1,145)	$200,669	$(199,524)	$104,243	$104,405	$(104,243)	$104,405

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Fiscal Year Ended June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(99,516)	$33,747	$463,676	$397,907	$1,826	$399,733

Cash flows from investing activities:
Expenditures for long-lived assets	(14,143)	(1,496)	(122,466)	(138,105)	—	(138,105)
Other investing activities	—	—	(23,107)	(23,107)	—	(23,107)

Net cash flows used in investing activities	(14,143)	(1,496)	(145,573)	(161,212)	—	(161,212)

Cash flows from financing activities:
Net borrowings of debt and other	90,615	—	(79,358)	11,257	—	11,257
Issuance of common stock net of repurchases for treasury	—	—	—	—	(220,416)	(220,416)
Intercompany transactions	(5,294)	(32,295)	(182,827)	(220,416)	220,416	—

Net cash flows provided by (used in) financing activities	85,321	(32,295)	(262,185)	(209,159)	—	(209,159)

Effect of exchange rate changes on cash and cash equivalents	—	—	316	316	—	316

Increase (decrease) in cash and cash equivalents	(28,338)	(44)	56,234	27,852	1,826	29,678
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546

Ending cash and cash equivalents	$(16,816)	$270	$369,637	$353,091	$50,133	$403,224

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the Fiscal Year Ended June 30, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(85,735)	$(40,919)	$431,407	$304,753	$2,362	$307,115

Cash flows from investing activities
Expenditures for long-lived assets	(16,783)	(1,801)	(157,198)	(175,782)	—	(175,782)
Other investing activities	—	—	(14,416)	(14,416)	—	(14,416)

Net cash flows used in investing activities	(16,783)	(1,801)	(171,614)	(190,198)	—	(190,198)

Cash flows from financing activities
Net repayments of debt and other	(493,206)	—	(730)	(493,936)	—	(493,936)
Issuance of common stock net of repurchases for treasury	—	—	—	—	387,494	387,494
Intercompany transactions	591,457	42,553	(250,700)	383,310	(383,310)	—

Net cash flows provided by (used in) financing activities	98,251	42,553	(251,430)	(110,626)	4,184	(106,442)

Effect of exchange rate changes on cash and cash	—	—	(247)	(247)	—	(247)

Increase (decrease) in cash and cash equivalents	(4,267)	(167)	8,116	3,682	6,546	10,228
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318

Ending cash and cash equivalents	$11,522	$314	$313,403	$325,239	$48,307	$373,546

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Fiscal Year Ended June 30, 2009 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(29,702)	$(6,067)	$328,801	$293,032	$366	$293,398

Cash flows from investing activities
Expenditures for long-lived assets	(13,539)	(1,592)	(135,582)	(150,713)	—	(150,713)
Other investing activities	—	—	(22,382)	(22,382)	—	(22,382)

Net cash flows used in investing activities	(13,539)	(1,592)	(157,964)	(173,095)	—	(173,095)

Cash flows from financing activities
Net repayments of debt and other	(32,761)	(1)	(927)	(33,689)	14	(33,675)
Intercompany transactions	89,480	8,006	(97,486)	—	—	—

Net cash flows provided by (used in) financing activities	56,719	8,005	(98,413)	(33,689)	14	(33,675)

Effect of exchange rate changes on cash and cash equivalents	—	—	(718)	(718)	—	(718)

Increase in cash and cash equivalents	13,478	346	71,706	85,530	380	85,910
Beginning cash and cash equivalents	2,311	135	233,581	236,027	41,381	277,408

Ending cash and cash equivalents	$15,789	$481	$305,287	$321,557	$41,761	$363,318

18.	SUBSEQUENT EVENTS

On August 5, 2011, the Company announced an increase to the size of its stock repurchase program under which the Company may purchase shares of its common stock from $250.0 million to $325.0 million through December 31, 2011. As of August 25, 2011, approximately $60.3 million remained available under the program to be used for future stock repurchases.

In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company’s only school located in New York. The subpoena is primarily related to the Company’s compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York’s False Claims Act though the state has not announced an intention to intervene in the matter. The Company intends to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

SCHEDULE II

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions/ Other	Balance at End of Period
Year ended June 30, 2009
Uncollectable accounts receivable	$52,270	$67,049	$35,628	$83,691
Estimated future loan losses	1,719	11,284	(1,512)	14,515
Deferred tax asset valuation allowance	22,477	1,066	4,696	18,847
Year ended June 30, 2010
Uncollectable accounts receivable	$83,691	$91,744	$51,193	$124,242
Estimated future loan losses	14,515	28,646	—	43,161
Deferred tax asset valuation allowance	18,847	3,805	—	22,652
Year ended June 30, 2011
Uncollectable accounts receivable	$124,242	$130,677	$60,655	$194,264
Estimated future loan losses	43,161	25,374	63,442	5,093
Deferred tax asset valuation allowance	22,652	—	985	21,667

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

The following table sets forth our quarterly results for fiscal years ended June 30, 2011, 2010, and 2009 (in thousands).

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2009
Net revenues	$434,228	$522,218	$535,438	$519,574
Income before interest and income taxes	32,754	107,160	107,589	71,267
Income (loss) before income taxes	(5,405)	66,705	70,189	34,037
Net income (loss)	(3,302)	42,301	44,127	21,279

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2010
Net revenues	$534,399	$655,469	$667,896	$650,757
Income before loss on extinguishment of debt, interest and income taxes	61,752	109,692	139,630	107,736
Income before income taxes	25,423	34,540	109,252	80,932
Net income	15,762	20,274	84,570	47,900

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2011
Net revenues	$666,032	$771,866	$754,340	$695,391
Income before loss on extinguishment of debt, interest and income taxes	86,671	175,397	144,921	94,285
Income before income taxes	59,220	138,432	113,457	58,103
Net income	36,448	85,278	72,983	34,799

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and participation of its management, which include the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Effective controls are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 has been audited by Ernst and Young, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Proxy Statement under the captions “Director Nominees,” “Executive Officers,” “Involvement in Certain Legal Proceedings,” “Code of Business Ethics and Conduct,” “Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Non-Employee Director Compensation for Fiscal 2011,” “Compensation Committee Report,” “Risk in Compensation Programs,” “Compensation Committee Interlocks and Insider Participation” and “Employment Agreements” and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board Structure” and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the Proxy Statement under the captions “Audit, Audit-Related, Tax and All Other Fees” and “Pre-Approval of Audit and Non-Audit Services” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

      Reference is made to Item 8 herein.

(a)2. Financial Statement Schedules.

      Reference is made to Item 8 herein.

(a)3. Exhibits.

      Reference is made to the Index on Page 126.

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

Date: August 30, 2011	EDUCATION MANAGEMENT CORPORATION

/s/ EDWARD H. WEST
Edward H. West
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD S. NELSON Todd S. Nelson	Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2011

/s/ RANDALL J. KILLEEN Randall J. Killeen	Vice President and Controller (Chief Accounting Officer)	August 30, 2011

/s/ EDWARD H. WEST Edward H. West	President and Chief Financial Officer (Principal Financial Officer)	August 30, 2011

/s/ JOHN R. MCKERNAN, JR. John R. McKernan, Jr.	Chairman of the Board of Directors	August 30, 2011

/s/ MICK J. BEEKHUIZEN Mick J. Beekhuizen	Director	August 30, 2011

/s/ SAMUEL C.COWLEY Samuel C. Cowley	Director	August 30, 2011

/s/ ADRIAN M. JONES Adrian M. Jones	Director	August 30, 2011

/s/ JEFFREY T. LEEDS Jeffrey T. Leeds	Director	August 30, 2011

/s/ LEO F. MULLIN Leo F. Mullin	Director	August 30, 2011

/s/ PAUL J. SALEM Paul J. Salem	Director	August 30, 2011

/s/ PETER O. WILDE Peter O. Wilde	Director	August 30, 2011

Joseph R. Wright	Director	August 30, 2011

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

4.2	Indenture, dated as of June 1, 2006, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein and The Bank of New York, as Trustee, governing the 8 3/4% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

4.3	Form of 8 3/4% Senior Note due 2014 (included as part of Exhibit 4.2)

10.1	Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.2	First Amendment to Amended and Restated Credit and Guaranty Agreement dated March 23, 2009 by and among Education Management LLC, Education Management Holdings, LLC, Goldman Sachs Lending Partners LLC, J.P. Morgan Securities Inc. and BNP Paribas Securities Corp., as auction managers, BNP Paribas, as Administrative Agent and Issuing Bank, the guarantors listed on the signature papers thereto and the lenders listed on the signature papers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management LLC filed on March 26, 2009)

10.3	Joinder Agreement, dated as of August 25, 2009, by and among each Joinder Lender listed therein, each Issuing Bank listed therein, Education Management LLC, Education Management Holdings LLC, the guarantors listed therein and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.4	Amendment and Restatement Agreement dated December 7, 2010 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, BNP Paribas (“BNP”), as Administrative Agent and Collateral Agent, and BNP, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank National Association, each as Issuing Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on December 7, 2010)

10.5	Registration Rights Agreement, dated as of June 1, 2006, by and among EM Acquisition Corporation, GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V GmbH & Co. KG, GS Capital Partners V Institutional, L.P., Providence Equity Partners V L.P., Providence Equity Partners V-A L.P., Providence Equity Partners IV L.P., Providence Equity Operating Partners IV L.P. and the other shareholders that are signatory thereto (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.6	Shareholders’ Agreement, dated as of October 7, 2009, by and among Education Management Corporation and each of the Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

Exhibit No.	Description

10.8**	EDMC Stock Option Plan, effective August 1, 2006, as amended (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605)), amendments filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on March 15, 2007, Exhibit 10.01 to the Current Report on
Form 8-K of Education Management LLC filed on April 5, 2007 and Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on July 5, 2007)

10.9**	Form of Executive Time—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.10**	Form of Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.08 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.11**	Form of Amendment to Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on May 5, 2011)

10.12**	Education Management Corporation Long-Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on March 2, 2007)

10.13**	Education Management Corporation Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.14**	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.15**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.16**	Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on December 29, 2006)

10.17**	Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.18**	Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.19**	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Danny Finuf (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.20**	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.21**	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.22**	Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.23**	Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (incorporated by reference Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on April 5, 2007)

Exhibit No.	Description

10.24**	Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.25**	Letter Agreement, dated February 13, 2007, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.26**	Letter Agreement, dated June 28, 2007, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on July 5, 2007)

10.27**	Employment Agreement, dated as of June 25, 2007, between Education Management LLC and Robert A. Carroll (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.28**	Employment Agreement, dated as of August 11, 2009, between Education Management LLC and John R. Kline (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.29**	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and J. Devitt Kramer (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.30**	Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stacey R. Sauchuk (incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.31**	Employment Agreement, dated as of October 22, 2007, between Education Management LLC and Craig Swenson (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.32**	Employment Agreement, dated as of April 23, 2007, between Education Management LLC and Roberta Troike (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

12.1*	Statement re computation of ratios

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

*	Filed herewith. All other exhibits were previously filed.
**	Management contract or compensatory plan or arrangement.