Form 10-Q
period 2011-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2011-11-08
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

210 Sixth Avenue, 33rd Floor

Pittsburgh, PA, 15222

(412) 562-0900

(Address, including zip code and telephone number, of principal executive offices)

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

Yes   ☐     No ☒

As of November 4, 2011, there were 127,385,039 shares of the registrant’s common stock outstanding.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	June 30, 2011	September 30, 2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$465,492	$403,224	$530,464
Restricted cash	88,071	47,513	21,228

Total cash, cash equivalents and restricted cash	553,563	450,737	551,692
Student receivables, net of allowances of $198,950, $187,102 and $143,526	202,523	157,793	145,725
Notes, advances and other receivables	31,057	15,164	38,694
Inventories	12,858	9,594	14,149
Deferred income taxes	76,804	76,804	65,410
Prepaid income taxes	10,021	13,277	—
Other current assets	47,286	46,166	49,124

Total current assets	934,112	769,535	864,794
Property and equipment, net (Note 4)	681,726	697,377	678,304
Other long-term assets (Note 6)	43,733	46,613	105,477
Intangible assets, net (Note 5)	461,342	462,387	465,990
Goodwill (Note 5)	2,579,131	2,579,131	2,579,131

Total assets	$4,700,044	$4,555,043	$4,693,696

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076	$12,076
Revolving credit facility	—	79,000	—
Accounts payable	34,395	58,494	53,206
Accrued liabilities (Note 7)	159,574	135,126	194,861
Accrued income taxes	—	—	23,503
Unearned tuition	170,399	140,150	174,825
Advance payments	320,779	112,095	234,583

Total current liabilities	697,223	536,941	693,054
Long-term debt, less current portion (Note 8)	1,463,749	1,466,774	1,523,626
Deferred income taxes	217,389	222,684	180,906
Deferred rent	196,323	188,803	178,594
Other long-term liabilities	47,702	35,897	23,647
Shareholders’ equity:
Common stock, at par	1,432	1,431	1,429
Additional paid-in capital	1,764,848	1,761,848	1,751,941
Treasury stock, at cost	(274,234)	(226,926)	(28,279)
Retained earnings	606,735	579,781	386,721
Accumulated other comprehensive loss	(21,123)	(12,190)	(17,943)

Total shareholders’ equity	2,077,658	2,103,944	2,093,869

Total liabilities and shareholders’ equity	$4,700,044	$4,555,043	$4,693,696

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	For the Three Months
	Ended September 30,
	2011	2010

Net revenues	$682,095	$666,032
Costs and expenses:
Educational services	375,178	357,540
General and administrative	197,063	186,770
Depreciation and amortization	38,888	35,051

Total costs and expenses	611,129	579,361

Income before interest and income taxes	70,966	86,671
Interest expense, net	26,851	27,451

Income before income taxes	44,115	59,220
Provision for income taxes	17,161	22,772

Net income	$26,954	$36,448

Earnings per share: (Note 2)
Basic	$0.21	$0.26
Diluted	0.21	0.25
Weighted average number of shares outstanding: (Note 2)
Basic	128,474	142,443
Diluted	129,715	142,939

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Three Months
	Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$26,954	$36,448
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	36,978	33,054
Amortization of intangible assets	1,910	1,997
Bad debt expense	35,130	36,531
Amortization of debt issuance costs	1,316	2,001
Share-based compensation	2,926	2,234
Non cash adjustments related to deferred rent	(2,410)	(164)
Changes in assets and liabilities:
Restricted cash	(40,558)	(8,386)
Receivables	(95,813)	(38,260)
Reimbursements for tenant improvements	6,980	6,685
Inventory	(3,282)	(2,502)
Other assets	(217)	(7,681)
Purchase of Education Finance Loan program loans	—	(6,551)
Accounts payable	(17,701)	(4,232)
Accrued liabilities	29,894	(1,575)
Unearned tuition	30,249	19,079
Advance payments	208,951	162,308

Total adjustments	194,353	194,538

Net cash flows provided by operating activities	221,307	230,986

Cash flows from investing activities:
Expenditures for long-lived assets	(20,198)	(38,635)
Reimbursements for tenant improvements	(6,980)	(6,685)

Net cash flows used in investing activities	(27,178)	(45,320)

Cash flows from financing activities:
Payments under revolving credit facility	(79,000)	—
Issuance of common stock	75	251
Common stock repurchased for treasury	(49,702)	(26,072)
Principal payments on long-term debt	(3,025)	(3,036)

Net cash flows used in financing activities	(131,652)	(28,857)

Effect of exchange rate changes on cash and cash equivalents	(209)	109

Net change in cash and cash equivalents	62,268	156,918
Cash and cash equivalents, beginning of period	403,224	373,546

Cash and cash equivalents, end of period	$465,492	$530,464

Cash paid during the period for:
Interest (including swap settlement)	$26,904	$17,624
Income taxes, net of refunds	14,945	19,052

	As of September 30,
	2011	2010

Noncash investing activities:
Capital expenditures in current liabilities	$9,117	$14,166

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock at Par Value (c)	Additional Paid-in Capital	Treasury Stock, at Cost (c)	Retained Earnings	Accumulated Other Comprehensive Loss (b)	Total Shareholders’ Equity
Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256)	$2,076,695
Exercise of stock options including tax benefit	2	1,322	—	—	—	1,324
Share-based compensation	—	11,070	—	—	—	11,070
Common stock repurchased for treasury	—	—	(224,719)	—	—	(224,719)

Comprehensive income: (a)
Net income	—	—	—	229,508	—	229,508
Foreign currency translation	—	—	—	—	1,165	1,165
Reclassification into earnings on interest rate swaps, net of tax of $13,994	—	—	—	—	23,802	23,802
Periodic revaluation of interest rate swaps, net of tax of $8,771	—	—	—	—	(14,901)	(14,901)

Net change in interest rate swaps	—	—	—	—	8,901	8,901

Comprehensive income	—	—	—	—	—	239,574

Balance at June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190)	$2,103,944

(Unaudited)
Exercise of stock options including tax benefit	1	74	—	—	—	75
Share-based compensation	—	2,926	—	—	—	2,926
Common stock repurchased for treasury	—	—	(47,308)	—	—	(47,308)

Comprehensive income:
Net income	—	—	—	26,954	—	26,954
Foreign currency translation	—	—	—	—	(1,008)	(1,008)
Reclassification into earnings on interest rate swaps, net of tax of $1,447	—	—	—	—	2,460	2,460
Periodic revaluation of interest rate swaps, net of tax of $6,122	—	—	—	—	(10,385)	(10,385)

Net change in interest rate swaps	—	—	—	—	(7,925)	(7,925)

Comprehensive income	—	—	—	—	—	18,021

Balance at September 30, 2011	$1,432	$1,764,848	$(274,234)	$606,735	$(21,123)	$2,077,658

(a)	During the three months ended September 30, 2010, other comprehensive income consisted of a $4.0 million unrealized gain on interest rate swaps, net of tax, and a $0.3 million foreign currency translation gain, net of tax.

(b)	The balance in accumulated other comprehensive loss at September 30, 2011, June 30, 2011 and September 30, 2010 was comprised of $20.4 million, $12.5 million and $17.3 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $(0.7) million, $0.3 million and $(0.6) million of a cumulative foreign currency translation gain/(loss), respectively.

(c)	There were 600,000,000 authorized shares of par value $0.01 common stock at September 30, 2011, June 30, 2011 and September 30, 2010. There were 140,338,818 outstanding shares of common stock, which is net of 2,658,572 shares in treasury, at September 30, 2010. Common stock and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Outstanding
Balance at June 30, 2010	123,000	142,852,418
Repurchased	13,210,972	(13,210,972)
Issued for stock-based compensation plans	—	170,303

Balance at June 30, 2011	13,333,972	129,811,749

Repurchased	2,495,501	(2,495,501)
Issued for stock-based compensation plans	—	6,710

Balance at September 30, 2011	15,829,473	127,322,958

The accompanying notes are an integral part of these consolidated financial statements.

1. BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management Corporation (“EDMC” and together with its subsidiaries, the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2011 and 2010, and the statements of operations and cash flows for the three months ended September 30, 2011 and 2010. The statements of operations for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2011 has been derived from the consolidated audited balance sheet included in the Annual Report on Form 10-K.

Nature of operations

The Company is among the largest providers of post-secondary education in North America, with approximately 151,200 enrolled students as of October 2011. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The Company offers academic programs to its students through campus-based and online instruction, or through a combination of both. The Company is committed to offering quality academic programs and continuously strives to improve the learning experience for its students. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.

Going Private Transaction

On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the “Transaction”). The Sponsors, together with certain other investors, became the owners of EDMC.

The acquisition of EDMC was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of senior notes due 2014 (the “Senior Notes”) and senior subordinated notes due 2016 (the “Senior Subordinated Notes”). See Note 8, “Short-Term and Long-Term Debt”.

Initial Public Offering

In October 2009, EDMC completed an initial public offering of 23 million shares of common stock, $0.01 par value, at a per share price of $18.00 (the “initial public offering”). Net proceeds to EDMC, after transaction costs, totaled approximately $387.3 million. The Sponsors did not sell any of their shares in connection with the initial public offering. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the Senior Subordinated Notes in a tender offer and $29.6 million was used to pay a termination fee under a management agreement entered into with the Sponsors in connection with the Transaction. In addition, the availability for borrowing under EM LLC’s revolving credit facility increased from $388.5 million to $442.5 million effective upon the closing of the initial public offering.

Seasonality

The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of the Company’s business has decreased over the last several years due to an increase in the percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs. The Company’s first fiscal quarter is typically its lowest revenue recognition quarter of the fiscal year due to student vacations.

Reclassifications

Certain reclassifications of September 30, 2010 and June 30, 2011 data have been made to conform to the September 30, 2011 presentation. These reclassifications did not materially change any of the previously reported amounts.

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

Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months
	Ended September 30,
	2011	2010
Net income	$26,954	$36,448
Weighted average number of shares outstanding:
Basic	128,474	142,443
Effect of stock-based awards	1,241	496

Diluted	129,715	142,939
Earnings per share:
Basic	$0.21	$0.26
Diluted	0.21	0.25

Time-based options to purchase 1.6 million and 4.1 million shares of common stock were outstanding for the quarters ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. Because certain conditions have not been met with respect to the Company’s 3.3 million of performance-based options, as further described in Note 3, the Company has determined these options to be contingently issuable, and they were not included in the diluted EPS calculation during any period presented. As a result, time-based options that have a dilutive effect were the only options included in the diluted EPS calculations.

3. SHARE-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

Omnibus Long-Term Incentive Plan

The Company recognized $2.9 million and $2.2 million of share-based compensation expense during the quarters ended September 30, 2011 and 2010, respectively, related to its time-based option grants. Stock option exercises during the quarters ended September 30, 2011 and 2010 were not significant.

Net of estimated forfeitures, the Company had $19.1 million of unrecognized compensation cost relating to time-based stock options and $30.2 million of unrecognized compensation cost related to performance-based stock options at September 30, 2011. The Company continues to defer compensation expense on performance-based awards because the performance conditions are not probable of being met at September 30, 2011.

Long-Term Incentive Compensation Plan

In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”) in connection with a change in control of EDMC. Out of a total of 1,000,000 units authorized, approximately 624,000 units were outstanding under the LTIC Plan at September 30, 2011. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense related to the LTIC Plan has been recognized by the Company during any of the periods following the Transaction. The LTIC Plan is being accounted for as an equity-based plan because the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan in stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.4 million at September 30, 2011.

Stock Repurchase Program

In June 2010, EDMC’s Board of Directors approved a stock repurchase program that permits EDMC to purchase shares of its common stock. On August 5, 2011, the Board increased the size of the stock repurchase program to $325.0 million and on October 28, 2011, extended the period during which purchases can be made to June 30, 2012. Under the terms of the stock repurchase program, EDMC may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate EDMC to acquire any particular amount of common stock, and the program may be modified or suspended at any time at EDMC’s discretion. Through September 30, 2011, EDMC repurchased 15.8 million shares of its common stock for $274.2 million under the program since its inception. At September 30, 2011, approximately $50.8 million remained available under the program to be used for future stock repurchases.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

Asset Class	September 30, 2011	June 30, 2011	September 30, 2010
Land	$17,648	$17,648	$17,637
Buildings and improvements	75,896	75,835	75,197
Leasehold improvements	529,096	515,254	460,049
Furniture and equipment	149,427	148,191	132,488
Technology and other equipment	280,780	274,015	232,680
Software	72,102	69,665	57,982
Library books	40,125	39,395	36,009
Construction in progress	15,532	21,023	35,838

Total	1,180,606	1,161,026	1,047,880
Accumulated depreciation	(498,880)	(463,649)	(369,576)

Property and equipment, net	$681,726	$697,377	$678,304

Depreciation and amortization of property and equipment was $37.0 million and $33.1 million, respectively, for the three months ended September 30, 2011 and 2010.

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

The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each fiscal year. During interim periods, the Company reviews forecasts, its market capitalization, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the quarters ended September 30, 2011 and 2010, the Company identified no such triggering events, and as a result, no impairments were recorded.

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	September 30, 2011		June 30, 2011		September 30, 2010
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	36,074	(24,872)	35,221	(23,664)	32,743	(19,684)
Student contracts, applications and relationships	39,511	(35,437)	39,511	(35,159)	39,511	(34,326)
Favorable leases and other	19,410	(15,523)	19,451	(15,152)	19,419	(13,852)

Total intangible assets	$537,174	$(75,832)	$536,362	$(73,975)	$533,852	$(67,862)

Tradenames are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes. State licenses and accreditations of the Company’s schools, as well as their eligibility for Title IV program participation, are periodically renewed in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. Because the Company considers these renewal processes to be a routine aspect of the overall business, these assets are generally assigned indefinite lives.

Amortization of intangible assets for the three months ended September 30, 2011 and 2010 was $1.9 million and $2.0 million, respectively.

Total estimated amortization on the Company’s existing intangible assets at September 30, 2011 for each of the years ending June 30, 2012 through 2016 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2012 (remainder)	$6,474
2013	6,037
2014	4,269
2015	2,036
2016	189
Thereafter	158

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following (in thousands):

	September 30, 2011	June 30, 2011	September 30, 2010
EFL program loans	$—	$—	$54,399
Student receivables, net of allowance	10,452	11,425	7,160
Deferred financing fees	14,195	15,511	23,535
Deferred compensation	10,101	10,819	10,094
Other	8,985	8,858	10,289

Total other long-term assets	$43,733	$46,613	$105,477

Student receivables, net of allowance, relates to the extension of credit to the Company’s students for amounts due beyond one year. During fiscal 2011 and into fiscal 2012, the Company extended the repayment period for financing made available to students to include periods of up to 36 months beyond graduation. This extension of credit to the Company’s students helps fund the difference between total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans and cash payments by students.

In August 2008, the Company introduced the Education Finance Loan (“EFL”) program, under which the Company purchased loans that were originated by a private lender. The EFL program enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. In April 2011, the Company sold its wholly-owned subsidiary that held the EFL program loans to an unrelated third party for net proceeds of $42.8 million. As of June 30, 2011, the Company had no future obligations to purchase additional loans from the private lender under the EFL program.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following amounts (in thousands):

	September 30, 2011	June 30, 2011	September 30, 2010
Payroll and related taxes	$50,768	$30,637	$44,753
Advertising	28,681	28,279	31,802
Interest	10,969	12,340	21,816
Benefits	12,571	11,440	11,335
Capital expenditures	5,897	4,801	10,306
Interest rate swap liability	—	—	27,603
Other	50,688	47,629	47,246

Total accrued liabilities	$159,574	$135,126	$194,861

8. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt:

The Company had no borrowings outstanding under the revolving credit facility at September 30, 2011 and 2010. The $79.0 million of borrowings that existed at June 30, 2011 in order to satisfy year-end regulatory financial ratios was repaid in full on July 1, 2011 from available cash on hand at year end. The Company had outstanding letters of credit for $363.5 million at September 30, 2011, the largest of which is issued to the U.S. Department of Education. The U.S. Department of Education requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $361.5 million at September 30, 2011, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during fiscal 2010. The outstanding letters of credit reduced the amount available under the revolving credit facility to $79.0 million at September 30, 2011. Total borrowing capacity under the revolving credit facility will decrease to $328.3 million on June 1, 2012. The Company is permitted to enter into cash secured letters of credit under the senior credit facility and currently is seeking to establish a separate letter of credit facility to support the issuance of cash secured letters of credit in the future. In the event that the Company is unable to obtain sufficient additional borrowing capacity under the revolving credit facility to maintain its letter of credit with the U.S. Department of Education, the Company anticipates that it will use cash secured letters of credit to supplement letters of credit issued under the revolving credit facility.

At June 30, 2011, the interest rate on amounts outstanding under the revolving credit facility due in 2012 was 3.75%, which was the prime rate plus a margin of 0.50%, and the interest rate on amounts outstanding under the revolving credit facility due in 2015 was 6.25%, which was the prime rate plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility can change depending on certain leverage ratios and the Company’s credit ratings. EM LLC is also obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to EM LLC’s satisfaction of certain covenants and financial ratios, which are described in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covenant Compliance.”

Long-Term Debt:

The Company’s long-term debt consisted of the following amounts (in thousands):

	September 30, 2011	June 30, 2011	September 30, 2010
Senior secured term loan facility, due 2013	$349,562	$350,503	$1,112,015
Senior secured term loan facility, due 2016	750,603	752,624	—
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	—	—	47,680
Other	660	723	1,007

Total long-term debt	1,475,825	1,478,850	1,535,702
Current portion	(12,076)	(12,076)	(12,076)

Total long term debt, less current portion	$1,463,749	$1,466,774	$1,523,626

The interest rate on the senior secured term loan facility due in 2013, which equals three-month LIBOR plus a margin of 1.75%, was 2.13%, 2.00% and 2.10 % at September 30, 2011, June 30, 2011 and September 30, 2010, respectively. The interest rate on the senior secured term loan facility due in 2016, which equals three-month LIBOR plus a margin spread of 4.00%, was 4.38% and 4.25% at September 30, 2011 and June 30, 2011, respectively.

9. DERIVATIVE INSTRUMENTS

EM LLC has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Two such interest rate swaps, each with a notional amount of $375.0 million, expired on July 1, 2011.

In April 2011, EM LLC entered into three new interest rate swap agreements, which became effective on July 1, 2011, for an aggregate notional amount of $950.0 million. The first swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% until the scheduled maturity of the underlying borrowings on June 1, 2013. The other two swap agreements, one of which was entered into with an affiliate of one of the Sponsors, are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.

The fair values of the interest rate swap liabilities were $32.4 million, $19.8 million and $27.6 million at September 30, 2011, June 30, 2011 and September 30, 2010, respectively. The September 30, 2011 and June 30, 2011 fair values were recorded in other long-term liabilities, and the September 30, 2010 fair values were recorded in accrued liabilities on the accompanying consolidated balance sheets. Additionally, at September 30, 2011, there was a cumulative unrealized loss of $20.4 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.

The change in interest rate swaps, net of tax, recorded in other comprehensive loss was as follows (in thousands):

	For the Three Months
	Ended September 30,
	2011	2010
Reclassification into earnings	$2,460	$5,746
Periodic revaluation	(10,385)	(1,776)

Net change in interest rate swaps	$(7,925)	$3,970

Over the next twelve months, the Company estimates approximately $9.1 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at September 30, 2011.

The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable. The application of level two inputs includes obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	September 30, 2011		June 30, 2011		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$1,100,165	$982,128	$1,103,127	$1,085,768	$1,112,015	$1,011,934
Fixed rate debt	375,660	370,035	375,723	383,223	423,687	423,155

Total long-term debt	$1,475,825	$1,352,163	$1,478,850	$1,468,991	$1,535,702	$1,435,089

The fair values of cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. The derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9. The fair values of the Company’s debt were determined based on each instrument’s trading value at the dates presented.

11. INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. The Company regularly evaluates deferred income tax assets for recoverability and records a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized.

The Company’s effective tax rate was 38.9% for the quarter ended September 30, 2011 and 38.5% for the quarter ended September 30, 2010. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2011.

12. CONTINGENCIES

Securities Class Action

On August 11, 2010, a securities class action complaint captioned Gaer v. Education Management Corp., et. al was filed against the Company, certain of its executive officers and directors, and certain underwriters of the Company’s initial public offering. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b) and 20(a) of the Exchange Act due to allegedly false and misleading statements in connection with EDMC’s initial public offering and the Company’s subsequent press releases and filings with the SEC. On November 10, 2010, the District Court granted the Oklahoma Police Pension and Retirement System’s motion to serve as lead plaintiff in the lawsuit. On January 10, 2011, the lead plaintiff and the Southeastern Pennsylvania Transportation Authority filed an Amended Class Action Complaint with the Court alleging similar violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and adding one additional individual defendant and other underwriters from EDMC’s initial public offering. On September 29, 2011, the District Court granted the Company’s motion to dismiss the case with prejudice. The plaintiffs have filed a notice of appeal of the District Court’s dismissal of the lawsuit with the Third Circuit Court of Appeals.

Incentive Compensation Matters

On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel., Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et. al (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice’s decision to intervene in the case under the federal False Claims Act. Five of the states listed on the case caption and the District of Columbia have joined the case based on qui tam actions filed under their respective False Claims Acts. The State of Kentucky, which does not have a False Claims Act, filed a motion to intervene in the case under its consumer protection laws which was denied by the Court. The case, which is pending in the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. On October 5, 2011, the Company filed a motion to dismiss the case with prejudice due to its failure to state a claim upon which relief can be granted. The Company believes the claims to be without merit and intends to vigorously defend itself.

OIG Subpoena

On March 22, 2011, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of online programs offered by South University and The Art Institute of Pittsburgh for the time period beginning January 1, 2006 through the date of the subpoena. The Company is cooperating with the subpoena and investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in April 2012. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the previous lawsuits. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. The court signed the order of non-suit in August 2010, and the case was closed. The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.

State Attorney General Investigations

In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company’s only school located in New York though the subpoena also addresses fully online students who reside in the State. The subpoena is primarily related to the Company’s compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York’s False Claims Act though the State has not announced an intention to intervene in the matter. The Company intends to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

13. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

On June 1, 2006, in connection with the Transaction, EM LLC and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) issued the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school, or has been formed for such purposes, and subsidiaries that have no material assets (collectively, the “Guarantor Subsidiaries”). None of EM LLC’s other direct or indirect subsidiaries guarantee the Senior Notes (collectively, the “Non-Guarantor Subsidiaries”). Additionally, EDMC has guaranteed the indebtedness of Education Management Finance Corp. and EM LLC under the Senior Notes.

The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of September 30, 2011, June 30, 2011 and September 30, 2010. The results of operations and the condensed statements of cash flows for the quarters ended September 30, 2011 and 2010 are also presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2011 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$409,755	$123	$5,395	$—	$415,273	$50,219	$—	$465,492
Restricted cash	53,789	—	34,282	—	88,071	—	—	88,071
Student and other receivables, net	3,800	104	229,676	—	233,580	—	—	233,580
Inventories	—	117	12,741	—	12,858	—	—	12,858
Other current assets	23,941	577	109,593	—	134,111	—	—	134,111

Total current assets	491,285	921	391,687	—	883,893	50,219	—	934,112

Property and equipment, net	68,175	8,296	605,255	—	681,726	—	—	681,726
Intercompany balances	648,992	(30,427)	(761,641)	—	(143,076)	143,076	—	—
Other long-term assets	48,614	—	(4,883)	—	43,731	2	—	43,733
Investment in subsidiaries	2,236,963	—	—	(2,236,963)	—	1,884,235	(1,884,235)	—
Intangible assets, net	2,183	48	459,111	—	461,342	—	—	461,342
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131

Total assets	$3,503,540	$(21,162)	$3,261,332	$(2,236,963)	$4,506,747	$2,077,532	$(1,884,235)	$4,700,044

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$9,871	$—	$2,205	$—	$12,076	$—	$—	$12,076
Other current liabilities	87,725	2,954	594,470	—	685,149	(2)	—	685,147

Total current liabilities	97,596	2,954	596,675	—	697,225	(2)	—	697,223

Long-term debt, less current portion	1,465,294	—	(1,545)	—	1,463,749	—	—	1,463,749
Other long-term liabilities	55,169	444	188,412	—	244,025	—	—	244,025
Deferred income taxes	1,246	265	216,002	—	217,513	(124)	—	217,389

Total liabilities	1,619,305	3,663	999,544	—	2,622,512	(126)	—	2,622,386

Total shareholders' equity (deficit)	1,884,235	(24,825)	2,261,788	(2,236,963)	1,884,235	2,077,658	(1,884,235)	2,077,658

Total liabilities and shareholders’ equity (deficit)	$3,503,540	$(21,162)	$3,261,332	$(2,236,963)	$4,506,747	$2,077,532	$(1,884,235)	$4,700,044

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2011 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$(16,816)	$270	$369,637	$—	$353,091	$50,133	$—	$403,224
Restricted cash	30,685	—	16,828	—	47,513	—	—	47,513
Student and other receivables, net	3,758	78	169,121	—	172,957	—	—	172,957
Inventories	(296)	172	9,718	—	9,594	—	—	9,594
Other current assets	25,229	586	110,432	—	136,247	—	—	136,247

Total current assets	42,560	1,106	675,736	—	719,402	50,133	—	769,535

Property and equipment, net	71,417	7,552	618,408	—	697,377	—	—	697,377
Intangible assets, net	2,300	51	460,036	—	462,387	—	—	462,387
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,206,483	(29,516)	(1,364,493)	—	(187,526)	187,526	—	—
Other long-term assets	30,229	—	16,384	—	46,613	—	—	46,613
Investment in subsidiaries	2,189,422	—	—	(2,189,422)	—	1,866,158	(1,866,158)	—

Total assets	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$90,850	$—	$(78,774)	$—	$12,076	$—	$—	$12,076
Other current liabilities	94,837	3,517	426,514	—	524,868	(3)	—	524,865

Total current liabilities	185,687	3,517	347,740	—	536,944	(3)	—	536,941

Long-term debt, less current portion	1,466,277	—	497	—	1,466,774	—	—	1,466,774
Other long-term liabilities	42,841	433	181,426	—	224,700	—	—	224,700
Deferred income taxes	(11,224)	265	233,767	—	222,808	(124)	—	222,684

Total liabilities	1,683,581	4,215	763,430	—	2,451,226	(127)	—	2,451,099

Total shareholders’ equity (deficit)	1,866,158	(25,022)	2,214,444	(2,189,422)	1,866,158	2,103,944	(1,866,158)	2,103,944

Total liabilities and shareholders' equity (deficit)	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$364,815	$1,387	$115,077	$—	$481,279	$49,185	$—	$530,464
Restricted cash	621	—	20,607	—	21,228	—	—	21,228
Student and other receivables, net	3,033	81	181,301	—	184,415	4	—	184,419
Inventories	(589)	104	14,634	—	14,149	—	—	14,149
Other current assets	29,408	577	84,549	—	114,534	—	—	114,534

Total current assets	397,288	2,149	416,168	—	815,605	49,189	—	864,794

Property and equipment, net	62,736	7,145	608,423	—	678,304	—	—	678,304
Intangible assets, net	2,653	59	463,278	—	465,990	—	—	465,990
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	941,752	(82,411)	(1,236,475)	—	(377,134)	377,134	—	—
Other long-term assets	38,132	54,399	12,946	—	105,477	—	—	105,477
Investment in subsidiaries	1,938,225	—	—	(1,938,225)	—	1,667,287	(1,667,287)	—

Total assets	$3,388,114	$(18,659)	$2,836,143	$(1,938,225)	$4,267,373	$2,093,610	$(1,667,287)	$4,693,696

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	147,091	4,140	529,746	—	680,977	1	—	680,978

Total current liabilities	158,941	4,140	529,972	—	693,053	1	—	693,054

Long-term debt, less current portion	1,522,845	—	781	—	1,523,626	—	—	1,523,626
Other long-term liabilities	53,617	4,649	143,975	—	202,241	—	—	202,241
Deferred income taxes	(14,576)	(14,652)	210,394	—	181,166	(260)	—	180,906

Total liabilities	1,720,827	(5,863)	885,122	—	2,600,086	(259)	—	2,599,827

Total shareholders’ equity (deficit)	1,667,287	(12,796)	1,951,021	(1,938,225)	1,667,287	2,093,869	(1,667,287)	2,093,869

Total liabilities and shareholders’ equity (deficit)	$3,388,114	$(18,659)	$2,836,143	$(1,938,225)	$4,267,373	$2,093,610	$(1,667,287)	$4,693,696

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$3,004	$679,091	$—	$682,095	$—	$—	$682,095
Costs and expenses:
Educational services	20,121	2,949	352,108	—	375,178	—	—	375,178
General and administrative	(19,214)	(369)	216,589	—	197,006	57	—	197,063
Depreciation and amortization	6,442	102	32,344	—	38,888	—	—	38,888

Total costs and expenses	7,349	2,682	601,041	—	611,072	57	—	611,129

Income before interest and income taxes	(7,349)	322	78,050	—	71,023	(57)	—	70,966
Interest (income) expense, net	26,226	—	626	—	26,852	(1)	—	26,851
Equity in earnings of subsidiaries	(47,541)	—	—	47,541	—	(27,010)	27,010	—

Income before income taxes	13,966	322	77,424	(47,541)	44,171	26,954	(27,010)	44,115
Provision for (benefit from) income taxes	(13,044)	125	30,080	—	17,161	—	—	17,161

Net income	$27,010	$197	$47,344	$(47,541)	$27,010	$26,954	$(27,010)	$26,954

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010 (In thousands)

		Guarantor	Non-Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Net revenues	$—	$1,151	$664,881	$—	$666,032	$—	$—	$666,032
Costs and expenses:
Educational services	15,806	2,056	339,678	—	357,540	—	—	357,540
General and administrative	(19,938)	(102)	206,753	—	186,713	57	—	186,770
Depreciation and amortization	5,660	81	29,310	—	35,051	—	—	35,051

Total costs and expenses	1,528	2,035	575,741	—	579,304	57	—	579,361

Income (loss) before interest and income taxes	(1,528)	(884)	89,140	—	86,728	(57)	—	86,671
Interest (income) expense, net	27,961	(1,109)	613	—	27,465	(14)	—	27,451

Equity in earnings of subsidiaries	(54,649)	—	—	54,649	—	(36,491)	36,491	—
Income (loss) before income taxes	25,160	225	88,527	(54,649)	59,263	36,448	(36,491)	59,220
Provision for (benefit from) income taxes	(11,331)	86	34,017	—	22,772	—	—	22,772

Net income (loss)	$36,491	$139	$54,510	$(54,649)	$36,491	$36,448	$(36,491)	$36,448

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2011 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated
Net cash flows provided by (used in) operations	$(49,467)	$(215)	$270,903	$221,221	$86	$221,307

Cash flows from investing activities:
Expenditures for long-lived assets	(2,020)	(246)	(17,932)	(20,198)	—	(20,198)
Other investing activities	—	—	(6,980)	(6,980)	—	(6,980)

Net cash flows used in investing activities	(2,020)	(246)	(24,912)	(27,178)	—	(27,178)

Cash flows from financing activities:
Net repayments of debt and other	(160,962)	—	78,937	(82,025)	—	(82,025)
Common stock repurchased and stock option exercises	—	—	—	—	(49,627)	(49,627)
Intercompany transactions	639,020	314	(688,961)	(49,627)	49,627	—

Net cash flows provided by (used in) financing activities	478,058	314	(610,024)	(131,652)	—	(131,652)

Effect of exchange rate changes on cash and cash equivalents	—	—	(209)	(209)	—	(209)

Increase (decrease) in cash and cash equivalents	426,571	(147)	(364,242)	62,182	86	62,268
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224

Ending cash and cash equivalents	$409,755	$123	$5,395	$415,273	$50,219	$465,492

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2010 (In thousands)

		Guarantor	Non-Guarantor	EM LLC		EDMC
	EM LLC	Subsidiaries	Subsidiaries	Consolidated	EDMC	Consolidated
Net cash flows provided by (used in) operations	$9,924	$(3,933)	$224,117	$230,108	$878	$230,986

Cash flows from investing activities:
Expenditures for long-lived assets	(3,573)	(407)	(34,655)	(38,635)	—	(38,635)
Other investing activities	—	—	(6,685)	(6,685)	—	(6,685)

Net cash flows used in investing activities	(3,573)	(407)	(41,340)	(45,320)	—	(45,320)

Cash flows from financing activities:
Net repayments of debt and other	(2,962)	—	(74)	(3,036)	—	(3,036)
Common stock repurchased and stock option exercises	—	—	—	—	(25,821)	(25,821)
Intercompany transactions	349,904	5,413	(381,138)	(25,821)	25,821	—

Net cash flows provided by (used in) financing activities	346,942	5,413	(381,212)	(28,857)	—	(28,857)

Effect of exchange rate changes on cash and cash equivalents	—	—	109	109	—	109

Increase (decrease) in cash and cash equivalents	353,293	1,073	(198,326)	156,040	878	156,918
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546

Ending cash and cash equivalents	$364,815	$1,387	$115,077	$481,279	$49,185	$530,464

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2011	2010
Net revenues	100.0%	100.0%
Costs and expenses:
Educational services	55.0%	53.7%
General and administrative	28.9%	28.0%
Depreciation and amortization	5.7%	5.3%

Total costs and expenses	89.6%	87.0%

Income before interest and income taxes	10.4%	13.0%
Interest expense, net	3.9%	4.1%

Income before income taxes	6.5%	8.9%
Provision for income taxes	2.5%	3.4%

Net income	4.0%	5.5%

Three months ended September 30, 2011 (current quarter) compared to the three months ended September 30, 2010 (prior year quarter)

All basis point changes are presented as a percentage of net revenues in each period of comparison.

Net revenues

Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. The seasonality of our business has decreased over the last several years due to an increase in the percentage of students enrolling in our online programs, which generally experience less seasonal fluctuations than campus-based programs. Our first fiscal quarter is typically the lowest revenue recognition quarter of our fiscal year due to student vacations.

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

Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Our ability to raise tuition in the future may be limited by the gainful employment regulations recently finalized by the U.S. Department of Education. Total tuition and fees can exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. We have increased the number of funding options available to students over the last several years due to significant decreases in the availability of private loans for students to cover this financing gap. During fiscal 2011 and into fiscal 2012, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues in future periods.

Net revenues for the three months ended September 30, 2011 increased 2.4% to $682.1 million, compared to $666.0 million in the same period a year ago. The increase in net revenues from the prior year period was primarily driven by a 0.7% increase in average student enrollment, an average tuition increase of 3.7% and higher revenue per student due to the impact of a higher proportion of our student population taking classes at onground facilities. Onground students typically take a higher average credit load than fully online students. These increases were partially offset by reductions in revenue generated from our campus bookstores. None of the increase in student enrollment was due to acquisitions of schools since September 30, 2010.

Educational services expense

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

Educational services expense increased by $17.6 million, or 4.9%, to $375.2 million in the current quarter. As a percentage of net revenues, educational services expense increased by 132 basis points compared to the quarter ended September 30, 2010. During the current quarter, we incurred a $1.5 million charge as a result of terminating a housing lease at one of our schools.

After adjusting for the lease termination, educational services expense increased by 110 basis points. This increase was primarily due to salaries and benefits, which increased by 156 basis points from the prior year quarter due primarily to the initiatives we introduced related to our fully online programs in fiscal 2011, including graduation-focused teams and the shift to a non-term academic calendar as further described below.

This increase was partially offset by several other expense items. Bad debt expense, which was $35.1 million, or 5.2% of net revenues, in the current year quarter decreased by 33 basis points compared to the prior year quarter, in which bad debt expense was $36.5 million, or 5.5% of net revenues. The decrease in bad debt expense is primarily the result of improved payment trends on active and inactive student receivables compared to the prior year. Rent expense associated with schools, which was $44.0 million, decreased 26 basis points as a percentage of net revenues, as costs remained flat against the prior year quarter. The remaining net increase of 13 basis points in the current year quarter was driven by other costs, none of which were individually significant.

General and administrative expense

General and administrative expense consists primarily of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.

General and administrative expense was $197.1 million for the current quarter, an increase of 5.5% from $186.8 million in the prior year quarter. As a percentage of net revenues, general and administrative expense increased 85 basis points compared to the quarter ended September 30, 2010. As a result of efficiency and centralization efforts, we incurred a $5.2 million charge related to employee severance at several of our education systems during the current quarter, which accounted for an increase of 76 basis points in general and administrative expense.

After adjusting for the above item, general and administrative expense increased nine basis points. Marketing and admissions costs were 24.3% of net revenues in the current quarter compared to 23.6% of net revenues in the prior year period, an increase of 67 basis points. These costs increased in the current quarter due to higher inquiry volumes coupled with declines in conversion and start rates. Salaries and benefits expense related to other personnel also increased by 40 basis points due primarily to centralization initiatives.

Partially offsetting the above increases was a 72 basis point decrease in legal and consulting costs, as well as 26 basis points in decreases in other costs, none of which were individually significant.

Depreciation and amortization expense

Depreciation and amortization of long-lived assets was $38.8 million in the current quarter, an increase of 10.9% from the prior year quarter. As a percentage of net revenues, depreciation and amortization expense increased by 44 basis points compared to the prior year quarter. The increase in depreciation and amortization as a percentage of net revenues is primarily due to the effect of amortization of assets placed into service in the latter half of fiscal 2011.

Interest expense, net

Net interest expense was $26.9 million in the current quarter, a decrease of $0.5 million from the prior year quarter. The decrease in net interest expense is primarily related to the early retirement of the Senior Subordinated Notes in fiscal 2010 and 2011, partially offset by higher interest rates and letter of credit fees following the amendment to our senior secured credit facility in December 2010.

Provision for income taxes

Our effective tax rate was 38.9% for the quarter ended September 30, 2011 and 38.5% for the quarter ended September 30, 2010. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.

Liquidity and Funds of Capital Resources

We finance our operating activities primarily from cash generated from operations, and our primary source of cash is tuition collected from our students. We believe that cash flow from operations, supplemented from time to time with borrowings under our revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the next twelve months.

Operating cash flows

Cash provided by operating activities for the quarter ended September 30, 2011 was $221.3 million compared to $231.0 million in the prior year quarter, a decrease that was consistent with relative operating performance quarter to quarter.

The extension of credit to our students, which helps fund the difference between our total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students, has increased over the last several years due to decreases in availability of private loans for students. During fiscal 2011 and into fiscal 2012, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues in future periods if students continue to utilize this funding source. Since the extended payment plans are not federal student loans, these plans will not directly affect our published student loan default rates but may have an indirect negative impact to default rates as students may have more total debt upon graduation.

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

We accrued $5.4 million as of September 30, 2011 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may be required to pay the amounts accrued in future periods if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

Investing cash flows

Capital expenditures were $20.2 million, or 3.0% of net revenues, for the quarter ended September 30, 2011, compared to $38.6 million, or 5.8% of net revenues, for the prior year quarter. We expect capital expenditures in fiscal 2012 to be between 4.5% and 5.5% of net revenues, compared to 4.8% of net revenues in fiscal 2011.

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

Financing cash flows

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At September 30, 2011, we had $1,475.8 million in aggregate indebtedness outstanding.

Currently, we may borrow up to $442.5 million under our revolving credit facility in order to fund working capital needs and issue letters of credit. Total borrowing capacity under the revolving credit facility will decrease to $328.3 million on June 1, 2012. We borrowed $79.0 million on the revolving credit facility at June 30, 2011 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2011 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2011.

Under the revolving credit facility, we may issue up to $425.0 million of letters of credit which reduce our availability to borrow funds under the facility. At September 30, 2011, an aggregate of $363.5 million in letters of credit were outstanding under the revolving credit facility. The U.S. Department of Education requires us to maintain a letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit, which was $361.5 million at September 30, 2011, is currently set at 15% of the total Title IV aid received by students attending our institutions in fiscal 2010. After giving effect to the outstanding letters of credit, we had $79.0 million of additional capacity available under the revolving credit facility at September 30, 2011. We are permitted to enter into cash secured letters of credit under our senior credit facility and currently are seeking to establish a separate letter of credit facility to support the issuance of cash secured letters of credit in the future. In the event that we are unable to obtain sufficient additional borrowing capacity under the revolving credit facility to maintain our letter of credit with the U.S. Department of Education, we anticipate that we will use cash secured letters of credit to supplement letters of credit issued under the revolving credit facility.

In June 2010, EDMC adopted a stock repurchase program which currently permits the repurchase of up to $325.0 million of its common stock through June 30, 2012. We have repurchased 15.8 million shares of our common stock for $274.2 million through September 30, 2011 pursuant to this program. Continued stock repurchases during fiscal 2012 through the repurchase program will contribute to a decrease in our weighted average diluted shares compared to prior years. See Note 3, “Share-Based Compensation and Stock Repurchase Program,” to our consolidated financial statements for more information.

At September 30, 2011, total indebtedness outstanding under the Senior Notes issued by EM LLC, which EDMC has guaranteed, was $375.0 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.

We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Note 8, “Short-Term and Long-Term Debt,” to our consolidated financial statements for more information.

FFEL/Direct Loan Programs and Private Student Loans

Approximately 90.3% and 3.2% of our net revenues were indirectly derived from Title IV programs under the HEA and private loan programs, respectively, in fiscal 2011 compared to 88.5% and 4.5% from Title IV programs and private loan programs, respectively, in fiscal 2010. In fiscal 2011, cash receipts from Title IV programs included $664.6 million of stipends, or financing received by students in excess of tuition and fees they paid to our schools.

The reliance on private loans by students attending our schools decreased substantially during the last three fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. However, this trend was partially offset in fiscal 2009, 2010 and 2011 by our involvement in the Education Finance Loan program we introduced in August 2008. Since we no longer participate in this program as of June 30, 2011, we have increased extension of credit to our students for periods of up to 36 months beyond graduation, which will likely result in higher bad debt expense as a percentage of net revenues in future periods.

While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Conversion to Borrower Based, Non-Term Financial Aid System

Beginning in January 2011 and into fiscal 2012, we transitioned the fully online programs offered by South University and Argosy University from a term-based financial aid system, under which all students begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system, to a non-term financial aid system, under which each student may begin a program and be eligible to receive financial aid as they successfully progress throughout the year. For students attending fully online programs, we believe a non-term financial aid system provides greater ease and flexibility by providing for rolling and flexible start dates. The non-term system also assists in ensuring that students do not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to a non-term financial aid system reduces the amount of stipends (i.e., living expenses) a student is eligible to receive.

Under a non-term financial aid system, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period. The student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition. However, in a non-term environment, Title IV draws are generally based on when a student takes a class, which results in higher restricted cash and advance payment balances than in a term-based environment. In addition, the transition to non-term may result in a reduction in cash flow from operations due to more cash being restricted compared to prior periods. At September 30, 2011, we had $45.8 million in restricted cash related to non-term disbursements.

Regulatory Environment and Gainful Employment

In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams primarily related to Title IV program integrity issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations” of our June 30, 2011 Annual Report on Form 10-K.

Contingencies

See Note 12, “Contingencies”, to our consolidated financial statements.

New Accounting Standards Not Yet Adopted

None.

Non-GAAP Financial Measures

EBITDA, a measure used by management to measure operating performance, is defined as net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDA is not a recognized term under accounting principles generally accepted in the United States (“GAAP”) and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our obligations to make interest payments and our other debt service obligations have increased substantially as a result of the indebtedness incurred to finance the Transaction and to pay related expenses in June 2006. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these presentations of EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three Months Ended September 30,
	2011	2010
Net income	$27.0	$36.4
Interest expense, net	26.9	27.4
Provision for income taxes	17.1	22.8
Depreciation and amortization	38.8	35.1

EBITDA	$109.8	$121.7

Covenant Compliance

Under its senior secured credit facilities, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of September 30, 2011, it was in compliance with the financial and non-financial covenants included in its senior secured credit facilities. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.

Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the Senior Notes and in the credit agreement governing our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to demonstrate compliance with our financing covenants.

The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts thereunder immediately due and payable. Any such acceleration also would result in a default under our indenture governing the Senior Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indenture governing the Senior Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.

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

For the 12 month period ended September 30, 2011
Net income	$220.1
Interest expense, net	120.1
Loss on extinguishment of debt (1)	11.4
Provision for income taxes	134.2
Depreciation and amortization	150.3

EBITDA	636.1
Reversal of impact of unfavorable leases (2)	(0.3)
Severance and relocation	10.9
Capital taxes	(1.8)
Non-cash compensation (3)	11.4

Adjusted EBITDA—Covenant Compliance	$656.3

(1)	In June 2011, we retired the remainder of our senior subordinated notes at a loss of $3.0 million. We also amended our senior secured credit facility in December 2010, which was accounted for as an extinguishment of debt. This resulted in an additional loss of $8.4 million.

(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.

(3)	Represents non-cash expense for stock options and restricted stock.

Our covenant requirements and actual ratios for the 12 months ended September 30, 2011 are as follows:

Senior secured credit facility	Covenant Requirements	Actual Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.50x	5.37x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 4.25x	1.62x

Certain Risks and Uncertainties

Certain of the matters that we discuss in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are based on information currently available to management, typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should,” “seeks,” “approximately” or “plans” or similar words and concern our strategy, plans or intentions. However, the absence of these or similar words does not mean that any particular statement is not forward-looking. All of the statements that we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward looking statements. In addition, from time to time, we make forward-looking public statements concerning our expected future operations and performance and other developments. These and any other forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially and unpredictably from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions, and we caution that it is very difficult to predict the impact of known factors, and impossible to anticipate all factors, that could affect our actual results.

Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to: the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of on-ground and online students enrolled in our programs; changes in average registered credits taken by students; our ability to maintain eligibility to participate in Title IV programs; other changes in our students’ ability to access federal and state financial aid, as well as private loans from third-party lenders; any difficulties we may face in opening new schools, growing our online academic programs and otherwise implementing our growth strategy; increased or unanticipated legal and regulatory costs; the results of program reviews and audits; changes in accreditation standards; the implementation of new operating procedures for our fully online programs; the implementation of program initiatives in response to the U.S. Department of Education’s new gainful employment regulation; adjustments to our programmatic offerings to comply with the 90/10 rule; our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs; market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and the overall condition of the industry; changes in the overall U.S. or global economy and access to credit and equity markets; and the effects of war, terrorism, natural disasters or other catastrophic events.

The foregoing review of factors should not be construed as exhaustive. For a more detailed discussion of certain risk factors affecting the Company’s risk profile, see, Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company expressly disclaims any current intention to update any forward-looking statements contained in this report.

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

At September 30, 2011, we had total debt obligations of $1,475.8 million, including $1,100.2 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 5.9%. After giving effect to three interest rate swaps we entered into in April 2011 for an aggregate notional amount of $950.0 million, only $150.2 million of our variable rate debt is subject to market rate risk. All swap agreements were effective July 1, 2011 and qualify as cash flow hedges. The first swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% until the scheduled maturity of the underlying borrowings on June 1, 2013. The other two swap agreements are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. These derivative financial instruments are carried at fair value on our consolidated balance sheet, which is based on the framework discussed in Note 9 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes. A hypothetical change of 1.25% in interest rates from September 30, 2011 levels would have increased or decreased interest expense by approximately $0.5 million for the variable rate debt, after giving effect to the interest rate swaps, in the fiscal quarter ended September 30, 2011.

For the quarter ended September 30, 2011, we recorded a net loss in interest rate swaps of $7.9 million, net of tax, in other comprehensive loss consisting of a reduction of $10.4 million due to a periodic revaluation partially offset by a $2.5 million reclassification into earnings. The cumulative unrealized loss of $20.4 million, net of tax, at September 30, 2011 that related to the swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and participation of its management, which include the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. This evaluation was conducted as of the end of the period covered by this Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Effective controls are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and other legal disputes in the ordinary course of business. See Note 12, “Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our June 30, 2011 Form 10-K filed with the Securities and Exchange Commission (file no. 001-34466).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1-July 31	618,600	$25.04	618,600	$7,586,909
August 1-August 31	1,473,572	$17.25	1,473,572	$57,165,175
September 1-September 30	403,329	$15.87	403,329	$50,765,242
Total quarter ended September 30, 2011	2,495,501	$18.96	2,495,501	$50,765,242

(a)	In June 2010, EDMC’s Board of Directors approved a stock repurchase program under which it may purchase its common stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The size of the program was increased in August 2011 to allow purchases of up to $325.0 million through December 31, 2011, and in October 2011, the program was extended to June 30, 2012. The program does not obligate EDMC to acquire any particular amount of common stock, and it may be modified or suspended at any time at EDMC’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS INDEX

Number	Document

31.1	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/S/ EDWARD H. WEST
Edward H. West President and Chief Financial Officer

Date: November 7, 2011