Form 10-Q
period 2011-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2012-02-08
CIK 880059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes   ☐     No   ☒

As of February 6, there were 126,074,617 shares of the registrant’s common stock outstanding.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	June 30, 2011	December 31, 2010
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$299,934	$403,224	$393,412
Restricted cash	79,323	47,513	18,388

Total cash, cash equivalents and restricted cash	379,257	450,737	411,800
Student receivables, net of allowances of $211,467, $187,102 and $164,971	156,495	157,793	101,430
Notes, advances and other receivables	14,652	15,164	4,209
Inventories	9,430	9,594	11,643
Deferred income taxes	76,804	76,804	65,410
Prepaid income taxes	—	13,277	—
Other current assets	46,941	46,166	45,993

Total current assets	683,579	769,535	640,485
Property and equipment, net (Note 4)	668,436	697,377	692,293
Other long-term assets (Note 6)	45,717	46,613	100,278
Intangible assets, net (Note 5)	460,144	462,387	464,643
Goodwill (Note 5)	2,579,131	2,579,131	2,579,131

Total assets	$4,437,007	$4,555,043	$4,476,830

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076	$12,076
Revolving credit facility	—	79,000	—
Accounts payable	28,620	58,494	31,598
Accrued liabilities (Note 7)	130,512	135,126	175,574
Accrued income taxes	18,976	—	37,438
Unearned tuition	61,170	140,150	65,065
Advance payments	140,323	112,095	93,171

Total current liabilities	391,677	536,941	414,922
Long-term debt, less current portion (Note 8)	1,460,720	1,466,774	1,520,504
Deferred income taxes	217,065	222,684	179,174
Deferred rent	195,723	188,803	188,876
Other long-term liabilities	45,391	35,897	22,042
Shareholders’ equity:
Common stock, at par	1,434	1,431	1,431
Additional paid-in capital	1,770,645	1,761,848	1,755,269
Treasury stock, at cost	(296,409)	(226,926)	(65,487)
Retained earnings	669,862	579,781	471,999
Accumulated other comprehensive loss	(19,101)	(12,190)	(11,900)

Total shareholders’ equity	2,126,431	2,103,944	2,151,312

Total liabilities and shareholders’ equity	$4,437,007	$4,555,043	$4,476,830

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENTCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
Net revenues	$737,188	$771,866	$1,419,283	$1,437,898
Costs and expenses:
Educational services	376,360	374,141	751,538	731,681
General and administrative	191,495	186,979	388,558	373,749
Depreciation and amortization	39,196	35,349	78,084	70,400

Total costs and expenses	607,051	596,469	1,218,180	1,175,830

Income before interest, loss on extinguishment of debt and income taxes	130,137	175,397	201,103	262,068
Interest expense, net	26,846	28,602	53,697	56,052
Loss on extinguishment of debt	—	8,363	—	8,363

Income before income taxes	103,291	138,432	147,406	197,653
Provision for income taxes	40,164	53,154	57,325	75,927

Net income	$63,127	$85,278	$90,081	$121,726

Earnings per share: (Note 2)
Basic	$0.50	$0.61	$0.70	$0.86
Diluted	$0.49	$0.61	$0.70	$0.86
Weighted average number of shares outstanding: (Note 2)
Basic	127,193	139,598	127,833	141,021
Diluted	128,764	140,256	129,240	141,597

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Six Months
	Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$90,081	$121,726
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	74,246	66,406
Amortization of intangible assets	3,838	3,994
Bad debt expense	76,458	73,612
Fair value adjustments to loans held for sale	—	7,496
Amortization of debt issuance costs	2,632	3,833
Loss on extinguishment of debt	—	8,363
Share-based compensation	6,530	5,399
Non cash adjustments related to deferred rent	(5,398)	(1,237)
Changes in assets and liabilities:
Restricted cash	(31,810)	(5,546)
Receivables	(74,675)	5,397
Reimbursements for tenant improvements	10,705	14,138
Inventory	155	25
Other assets	(8,097)	(10,478)
Purchase of Education Finance Loan program loans	—	(18,410)
Accounts payable	(26,522)	(26,403)
Accrued liabilities	29,437	(4,046)
Unearned tuition	(78,980)	(90,681)
Advance payments	28,404	20,782

Total adjustments	6,923	52,644

Net cash flows provided by operating activities	97,004	174,370

Cash flows from investing activities:
Expenditures for long-lived assets	(36,125)	(69,676)
Reimbursements for tenant improvements	(10,705)	(14,138)

Net cash flows used in investing activities	(46,830)	(83,814)

Cash flows from financing activities:
Payments under revolving credit facility	(79,000)	—
Issuance of common stock	2,270	416
Common stock repurchased for treasury	(70,378)	(59,598)
Principal payments on long-term debt	(6,054)	(6,158)
Debt issuance costs	—	(5,411)

Net cash flows used in financing activities	(153,162)	(70,751)

Effect of exchange rate changes on cash and cash equivalents	(302)	61

Net change in cash and cash equivalents	(103,290)	19,866
Cash and cash equivalents, beginning of period	403,224	373,546

Cash and cash equivalents, end of period	$299,934	$393,412

Cash paid during the period for:
Interest (including swap settlement)	$60,433	$54,483
Income taxes, net of refunds	27,525	63,113

	As of December 30,
	2011	2010
Noncash investing activities:
Capital expenditures in current liabilities	$12,249	$16,259

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock at Par Value (c)	Additional Paid-in Capital	Treasury Stock, at Cost (c)	Retained Earnings	Accumulated Other Comprehensive Loss (b)	Total Shareholders’ Equity
Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256)	$2,076,695
Exercise of stock options including tax benefit	2	1,322	—	—	—	1,324
Share-based compensation	—	11,070	—	—	—	11,070
Common stock repurchased for treasury	—	—	(224,719)	—	—	(224,719)

Comprehensive income: (a)
Net income	—	—	—	229,508	—	229,508
Foreign currency translation	—	—	—	—	1,165	1,165
Reclassification into earnings on interest rate swaps, net of tax of $13,994	—	—	—	—	23,802	23,802
Periodic revaluation of interest rate swaps, net of tax of $8,771	—	—	—	—	(14,901)	(14,901)

Unrealized gain on interest rate swaps, net of tax	—	—	—	—	8,901	8,901

Comprehensive income	—	—	—	—	—	239,574

Balance at June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190)	$2,103,944

(Unaudited)
Exercise of stock options including tax benefit	3	2,267	—	—	—	2,270
Share-based compensation	—	6,530	—	—	—	6,530
Common stock repurchased for treasury	—	—	(69,483)	—	—	(69,483)

Comprehensive income:
Net income	—	—	—	90,081	—	90,081
Foreign currency translation	—	—	—	—	(782)	(782)
Reclassification into earnings on interest rate swaps, net of tax of $2,793	—	—	—	—	4,736	4,736
Periodic revaluation of interest rate swaps, net of tax of $6,409	—	—	—	—	(10,865)	(10,865)

Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(6,129)	(6,129)

Comprehensive income	—	—	—	—	—	83,170

Balance at December 31, 2011	$1,434	$1,770,645	$(296,409)	$669,862	$(19,101)	$2,126,431

(a)	During the six months ended December 31, 2010, other comprehensive income consisted of a $9.6 million unrealized gain on interest rate swaps, net of tax, and a $0.7 million foreign currency translation gain.

(b)	The balance in accumulated other comprehensive loss at December 31, 2011, June 30, 2011 and December 31, 2010 was comprised of $18.6 million, $12.5 million and $11.7 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $(0.5) million, $0.3 million and $(0.2) million of a cumulative foreign currency translation gain/(loss), respectively.

(c)	There were 600,000,000 authorized shares of par value $0.01 common stock at December 31, 2011, June 30, 2011 and December 31, 2010. There were 137,880,176 outstanding shares of common stock, net of 5,179,872 shares in treasury, at December 31, 2010. Common stock and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Outstanding
Balance at June 30, 2010	123,000	142,852,418
Repurchased	13,210,972	(13,210,972)
Issued for stock-based compensation plans	—	170,303

Balance at June 30, 2011	13,333,972	129,811,749

Repurchased	3,472,433	(3,472,433)
Issued for stock-based compensation plans	—	215,232

Balance at December 31, 2011	16,806,405	126,554,548

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements of Education Management Corporation (“EDMC” and together with its subsidiaries, the “Company”) have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 31, 2011 and 2010, and its statements of operations for the three and six months ended December 31, 2011 and 2010 and of cash flows for the six months ended December 31, 2011 and 2010. The statements of operations for the three and six months ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2011 has been derived from the consolidated audited balance sheet included in the Annual Report on Form 10-K.

Nature of operations

The Company is among the largest providers of post-secondary education in North America, with approximately 151,200 enrolled students as of October 2011. The Company offers education through four different education systems (The Art Institutes, Argosy University, Brown Mackie Colleges and South University) and through online platforms at three of the four education systems. The Company offers academic programs to its students through campus-based and online instruction, or through a combination of both. The Company is committed to offering quality academic programs and strives to improve the learning experience for its students. The curriculum is designed with a strong emphasis on applied career-oriented content and is primarily taught by faculty members who possess practical and relevant professional experience in their respective fields.

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

The acquisition of EDMC was financed by equity invested in EM Acquisition Corporation by the Sponsors and other investors, cash on hand, borrowings by Education Management LLC (“EM LLC”) under a new senior secured credit facility and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of senior notes due 2014 (the “Senior Notes”) and senior subordinated notes due 2016 (the “Senior Subordinated Notes”). See Note 8, “Short-Term and Long-Term Debt”.

Initial Public Offering

In October 2009, EDMC completed an initial public offering of 23.0 million shares of its common stock, $0.01 par value, at a per share price of $18.00 (the “initial public offering”). Net proceeds to EDMC, after transaction costs, totaled approximately $387.3 million. The Sponsors did not sell any of their shares in connection with the initial public offering. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the $385 million Senior Subordinated Notes then outstanding in a tender offer and $29.6 million was used to pay a termination fee under a management agreement entered into with the Sponsors in connection with the Transaction.

Seasonality

The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments, and its first fiscal quarter is typically its lowest revenue recognition quarter of the fiscal year due to student vacations. However, the seasonality of the Company’s business has decreased over the last several years due to an increase in the percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs.

Reclassifications

Certain reclassifications of December 31, 2010 and June 30, 2011 data have been made to conform to the December 31, 2011 presentation. These reclassifications did not materially change any of the previously reported amounts.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for the Company in the quarter ended September 30, 2012. ASU 2011-05 does not change the items reported in other comprehensive income or when a component of other comprehensive income must be reclassified to net income. Therefore, the new standard will not impact the Company’s financial condition, results of operations or cash flows.

2. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that restricted stock was converted into common stock and that outstanding stock options were exercised and the resulting proceeds used to acquire shares of common stock at its average market price during the reporting period.

Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
Net income	$63,127	$85,278	$90,081	$121,726
Weighted average number of shares outstanding:
Basic	127,193	139,598	127,833	141,021
Effect of stock-based awards	1,571	658	1,407	576

Diluted	128,764	140,256	129,240	141,597
Earnings per share:
Basic	$0.50	$0.61	$0.70	$0.86
Diluted	$0.49	$0.61	$0.70	$0.86

Time-based options to purchase 2.5 million and 4.0 million shares of common stock were outstanding for the three-month and six-month periods ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. As further described in Note 3, “Share-Based Compensation and Stock Repurchase Program,” the Company has determined its outstanding performance-based stock options are contingently issuable; therefore, they were not included in the diluted EPS calculation during any period presented.

3. SHARE-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM

Omnibus Long-Term Incentive Plan and 2006 Stock Option Plan

The Company recognized $3.6 million and $3.2 million of share-based compensation expense during the quarters ended December 31, 2011 and 2010, respectively, and $6.5 million and $5.4 million of share-based compensation expense during the six months ended December 31, 2011 and 2010, respectively. None of the share-based compensation expense related to the Company’s performance-based stock options. Because the relevant performance conditions are not probable of being met at December 31, 2011, the Company continues to defer recognizing expense on outstanding performance-based stock options.

On November 3, 2011, the Company granted 2.3 million time-based stock options that vest over a four year period and have an exercise price of $20.93 per share. Using key assumptions of 45% for stock price volatility and 6.25 years for expected option term, the Company estimated a fair value of $9.49 per option using the Black-Scholes-Merton pricing model.

Employees exercised 0.2 million stock options during the quarter ended December 31, 2011. Prior to the current quarter, stock option exercises were not significant. Net of estimated forfeitures, the Company had $35.7 million of unrecognized compensation cost relating to time-based stock options and $29.4 million of unrecognized compensation cost related to performance-based stock options at December 31, 2011.

Long Term Incentive Compensation Plan

In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”) in connection with a change in control of EDMC. Out of a total of 1,000,000 units authorized, approximately 593,000 units were outstanding under the LTIC Plan at December 31, 2011. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, the Company has not recognized any compensation expense related to the LTIC Plan in any of the periods following the Transaction. The LTIC Plan is being accounted for as an equity-based plan because the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing common stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.3 million at December 31, 2011.

Stock Repurchase Program

In June 2010, EDMC’s Board of Directors (the “Board”) approved a stock repurchase program that permits EDMC to purchase shares of its common stock. On October 28, 2011, the Board extended the expiration of the period during which purchases could be made under the program from December 31, 2011 to June 30, 2012, and on December 15, 2011, the Board increased the size of the stock repurchase program from $325.0 million to $375.0 million and extended the expiration of the period during which purchases can be made under the program from June 30, 2012 to December 31, 2012. Under the terms of the stock repurchase program, EDMC may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate EDMC to acquire any particular amount of common stock, and the program may be modified or suspended at any time at EDMC’s discretion. From the inception of the stock repurchase program through December 31, 2011, EDMC has repurchased 16.8 million shares of its common stock under the program at a total cost of $296.4 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following amounts (in thousands):

Asset Class	December 31, 2011	June 30, 2011	December 31, 2010
Land	$17,648	$17,648	$17,630
Buildings and improvements	76,007	75,835	75,216
Leasehold improvements	534,767	515,254	463,440
Furniture and equipment	150,690	148,191	135,897
Technology and other equipment	289,163	274,015	250,425
Software	74,589	69,665	61,830
Library books	41,086	39,395	37,140
Construction in progress	18,129	21,023	49,830

Total	1,202,079	1,161,026	1,091,408
Accumulated depreciation	(533,643)	(463,649)	(399,115)

Property and equipment, net	$668,436	$697,377	$692,293

Depreciation and amortization of property and equipment was $37.3 million and $33.4 million, respectively, for the quarters ended December 31, 2011 and 2010 and $74.2 million and $66.4 million, respectively, for the six months ended December 31, 2011 and 2010.

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

The Company formally evaluates the carrying amount of goodwill for impairment on April 1 of each fiscal year. During interim periods, the Company reviews forecasts, its market capitalization, business plans, regulatory and legal matters and other activities necessary to identify events that may trigger more frequent impairment tests. During the quarters ended December 31, 2011 and 2010, the Company identified no such triggering events, and as a result, no impairments were recorded.

Intangible Assets

Intangible assets consisted of the following amounts (in thousands):

	December 31, 2011		June 30, 2011		December 31, 2010
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	36,791	(26,120)	35,221	(23,664)	33,391	(20,974)
Student contracts, applications and relationships	39,511	(35,715)	39,511	(35,159)	39,511	(34,604)
Favorable leases and other	19,425	(15,927)	19,451	(15,152)	19,435	(14,295)

Total intangible assets	$537,906	$(77,762)	$536,362	$(73,975)	$534,516	$(69,873)

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

Amortization of intangible assets was $1.9 million and $2.0 million, respectively, for the quarters ended December 31, 2011 and 2010 and $3.8 million and $4.0 million, respectively, for the six months ended December 31, 2011 and 2010.

Total estimated amortization on the Company’s existing intangible assets at December 31, 2011 for each of the years ending June 30, 2012 through 2016 and thereafter is as follows (in thousands):

Amortization
Fiscal years	Expense
2012 (remainder)	$4,536
2013	6,220
2014	4,452
2015	2,219
2016	380
Thereafter	158

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following (in thousands):

	December 31, 2011	June 30, 2011	December 31, 2010
EFL program loans	$—	$—	$53,789
Student receivables, net of allowance	12,851	11,425	7,354
Deferred financing fees	12,879	15,511	18,751
Deferred compensation	11,041	10,819	10,142
Other	8,946	8,858	10,242

Total other long-term assets	$45,717	$46,613	$100,278

Student receivables, net of allowance, relates to payments due from students by a date that is more than twelve months after the balance sheet date. The Company extends credit to students through payment plans for up to 36 months beyond graduation. This extension of credit helps fund the difference between total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans and cash payments by students.

In August 2008, the Company introduced the Education Finance Loan (“EFL”) program, under which the Company purchased loans that were originated by a private lender. The EFL program enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. In April 2011, the Company sold its wholly-owned subsidiary that held the EFL program loans to an unrelated third party for net proceeds of $42.8 million. The Company has no future obligations to purchase additional loans from the private lender under the EFL program.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following amounts (in thousands):

	December 31, 2011	June 30, 2011	December 31, 2010
Payroll and related taxes	$37,286	$30,637	$35,592
Advertising	28,795	28,279	36,804
Interest	3,004	12,340	12,859
Benefits	12,848	11,440	12,749
Capital expenditures	5,996	4,801	11,869
Interest rate swap liability	—	—	18,592
Other	42,583	47,629	47,109

Total accrued liabilities	$130,512	$135,126	$175,574

8. SHORT-TERM AND LONG-TERM DEBT

Senior Secured Credit Facility and Letter of Credit Facility

EM LLC has in place a senior secured credit facility that it obtained in connection with the Transaction and that currently consists of a $1.1 billion term loan and a $442.5 million revolving credit facility, of which a maximum of $425.0 million is available for the issuance of letters of credit.

On December 7, 2010, EM LLC entered into an agreement to amend and extend its senior secured credit facility, as a result of which lenders providing $328.3 million of the $442.5 million in total commitments under the revolving credit facility extended their commitments from June 1, 2012 to June 1, 2015. The LIBOR based interest rate payable to lenders that agreed to extend the maturity of their revolving commitments increased by a margin of 2.5%, from LIBOR plus 1.5% to LIBOR plus 4.0%. The prime based interest rate payable to lenders that agreed to extend the maturity of their revolving commitments increased by a margin of 2.5%, from the prime rate plus a margin of 0.5% to the prime rate plus a margin of 3.0%. Lenders with revolving commitments totaling $114.2 million elected not to extend those commitments, which mature on the original maturity date of June 1, 2012 and bear interest at the lower rate. In addition, holders of an aggregate of $758.7 million of then-outstanding amounts on the term loan agreed to extend the maturity date of their respective portions of the term loan from June 1, 2013 to June 1, 2016. The interest rate payable on these borrowings increased by a margin of 2.25%, from LIBOR + 1.75% to LIBOR + 4.0%. Holders of an aggregate of $352.4 million of then-outstanding amounts on the term loan elected not to extend the maturity date, and that portion of the term loan matures on June 1, 2013, the original maturity date, and bears interest at the lower rate.

The amendment of the term loan was accounted for as an extinguishment of the original term loan, which resulted in a loss on extinguishment of debt of $8.4 million. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million paid to lenders in connection with the amendment.

At December 31, 2011, the Company had outstanding letters of credit for $363.7 million, the largest of which is issued to the U.S. Department of Education. The U.S. Department of Education requires the Company to maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $361.5 million at December 31, 2011, which equals 15% of the total financial aid under Title IV programs received by students attending the Company’s institutions during fiscal 2010. The outstanding letters of credit reduced the amount available under the revolving credit facility to $78.8 million at December 31, 2011. Total borrowing capacity available, including for the issuance of letters of credit, under the Company’s existing revolving credit facility will decrease on June 1, 2012 to $328.3 million.

On November 30, 2011, the Company entered into a cash secured letter of credit agreement pursuant to which the lender agreed to issue letters of credit to the U.S. Department of Education in an aggregate face amount at any time outstanding of up to $150.0 million. The Company’s obligations with respect to such letters of credit are secured by a lien in favor of the lender on certain of the Company’s cash deposits. The agreement matures on November 30, 2013, or earlier if the Company terminates its existing revolving credit facility.

Short-Term Debt

As noted above, the Company had outstanding letters of credit for $363.7 million at December 31, 2011. The Company had no borrowings outstanding under the revolving credit facility at December 31, 2011 and 2010. At June 30, 2011, the Company borrowed $79.0 million on the revolving credit facility in order to satisfy year-end regulatory financial ratios, which the Company repaid on July 1, 2011 from available cash on hand.

At June 30, 2011, the interest rate on amounts outstanding under the revolving credit facility due in 2012 was 3.75%, which equaled the prime rate plus a margin of 0.50%, and the interest rate on amounts outstanding under the revolving credit facility that are due in 2015 was 6.25%, which equaled the prime rate plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility may change based on certain leverage ratios and the Company’s credit ratings. EM LLC is also obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to EM LLC’s satisfaction of certain covenants and financial ratios, which are described in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covenant Compliance.”

Long-Term Debt

The Company’s long-term debt consisted of the following amounts (in thousands):

	December 31, 2011	June 30, 2011	December 31, 2010
Senior secured term loan facility, due 2013	$348,621	$350,503	$352,386
Senior secured term loan facility, due 2016	748,581	752,624	756,666
Senior notes due 2014 at 8.75%	375,000	375,000	375,000
Senior subordinated notes due 2016 at 10.25%	—	—	47,680
Other	594	723	848

Total long-term debt	1,472,796	1,478,850	1,532,580
Current portion	(12,076)	(12,076)	(12,076)

Total long term debt, less current portion	$1,460,720	$1,466,774	$1,520,504

The interest rate on the senior secured term loan facility due in 2013, which equals three-month LIBOR plus a margin of 1.75%, was 2.38%, 2.00% and 2.06% at December 31, 2011, June 30, 2011 and December 31, 2010, respectively. The interest rate on the senior secured term loan facility due in 2016, which equals three-month LIBOR plus a margin spread of 4.00%, was 4.63%, 4.25% and 4.31% at December 31, 2011, June 30, 2011 and December 31, 2010, respectively.

9. DERIVATIVE INSTRUMENTS

EM LLC has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating interest rate risk on its long-term debt. Two such interest rate swaps, each with a notional amount of $375.0 million, expired on July 1, 2011.

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

The fair values of the interest rate swap liabilities were $29.6 million, $19.8 million and $18.6 million at December 31, 2011, June 30, 2011 and December 31, 2010, respectively. The December 31, 2011 and June 30, 2011 fair values were recorded in other long-term liabilities, and the December 31, 2010 fair values were recorded in accrued liabilities on the Company’s accompanying consolidated balance sheets. Additionally, at December 31, 2011, there was a cumulative unrealized loss of $18.6 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.

The change in interest rate swaps, net of tax, recorded in other comprehensive loss was as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Reclassification into earnings	$2,276	$6,032	$4,736	$11,778
Periodic revaluation	(480)	(355)	(10,865)	(2,131)

Unrealized gain/(loss) on interest rate swaps, net of tax	$1,796	$5,677	$(6,129)	$9,647

Over the next twelve months, the Company estimates approximately $7.8 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at December 31, 2011.

The Company used “level two” inputs to value its interest rate swaps. These inputs are defined as other than quoted prices in active markets that are either directly or indirectly observable. The application of level two inputs includes obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	December 31, 2011		June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$1,097,202	$1,015,077	$1,103,127	$1,085,768	$1,109,052	$1,087,947
Fixed rate debt	375,594	381,219	375,723	383,223	423,528	434,246

Total long-term debt	$1,472,796	$1,396,296	$1,478,850	$1,468,991	$1,532,580	$1,522,193

The fair values of cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. Derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9, “Derivative Instruments.” The fair values of the Company’s debt were determined based on each instrument’s trading value at the dates presented.

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

The Company’s effective tax rate was 38.9% and 38.4%, respectively, for the quarters and six month periods ended December 31, 2011 and 2010. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2011.

12. CONTINGENCIES

Securities Class Action

On August 11, 2010, a securities class action complaint captioned Gaer v. Education Management Corp., et. al was filed against the Company, certain of its executive officers and directors, and certain underwriters of the Company’s initial public offering. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934 due to allegedly false and misleading statements in connection with the Company’s initial public offering and the Company’s subsequent press releases and filings with the Securities and Exchange Commission. On November 10, 2010, the District Court granted the Oklahoma Police Pension and Retirement System’s motion to serve as lead plaintiff in the lawsuit. On January 10, 2011, the lead plaintiff and the Southeastern Pennsylvania Transportation Authority filed an Amended Class Action Complaint with the Court alleging similar violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Exchange Act of 1934 and adding one additional individual defendant and other underwriters from the Company’s initial public offering. On September 29, 2011, the District Court granted the Company’s motion to dismiss the case with prejudice. The plaintiffs have appealed the District Court’s dismissal of the lawsuit to the Third Circuit Court of Appeals.

Incentive Compensation Matters

On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel., Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et. al (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice’s decision to intervene in the case. Five of the states listed on the case caption and the District of Columbia have joined the case based on qui tam actions filed under their respective False Claims Acts. The State of Kentucky, which does not have a False Claims Act, filed a motion to intervene in the case under its consumer protection laws which was denied by the Court. The case, which is pending in the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company’s schools received over $11 billion in funds from participation in Title IV programs during the period of alleged wrongdoing. On October 5, 2011, the Company filed a motion to dismiss the case with prejudice for failure to state a claim upon which relief can be granted. The Company believes the claims to be without merit and intends to vigorously defend itself.

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

In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in 2012. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the previous lawsuits. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. The court signed the order of non-suit in August 2010, and the case was closed. In September 2010, the plaintiffs filed two amendments to the petition filed in the previously-stayed Buirkle lawsuit, adding four new plaintiffs to the lawsuit, including the plaintiffs from the non-suited Adibian lawsuit.

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

City of San Francisco

In December 2011, the Company received a letter from the City Attorney of the City of San Francisco, California requesting information related to student recruitment and indebtedness, including recruiting practices and job placement reporting, among other issues, by The Art Institute of San Francisco and the seven other Art Institutes located in California. The Company intends to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.

Other Matters

The Company is a defendant in certain other legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such other legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of December 31, 2011, June 30, 2011 and December 31, 2010. The results of operations for the three and six months ended December 31, 2011 and 2010 and of condensed cash flows for the six months ended December 31, 2011 and 2010 are also presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2011 (In thousands)

		Guarantor	Non- Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$234,008	$223	$12,928	$—	$247,159	$52,775	$—	$299,934
Restricted cash	56,169	—	23,154	—	79,323	—	—	79,323
Student and other receivables, net	3,908	132	167,107	—	171,147	—	—	171,147
Inventories	—	109	9,321	—	9,430	—	—	9,430
Other current assets	31,047	541	92,157	—	123,745	—	—	123,745

Total current assets	325,132	1,005	304,667	—	630,804	52,775	—	683,579

Property and equipment, net	65,775	8,214	594,447	—	668,436	—	—	668,436
Intercompany balances	805,780	(31,832)	(898,039)	—	(124,091)	124,091	—	—
Other long-term assets	48,332	—	(2,614)	—	45,718	(1)	—	45,717
Investment in subsidiaries	2,321,140	—	—	(2,321,140)	—	1,949,439	(1,949,439)	—
Intangible assets, net	2,067	45	458,032	—	460,144	—	—	460,144
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131

Total assets	$3,575,554	$(22,568)	$3,028,296	$(2,321,140)	$4,260,142	$2,126,304	$(1,949,439)	$4,437,007

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	100,056	1,963	277,585	—	379,604	(3)	—	379,601

Total current liabilities	111,906	1,963	277,811	—	391,680	(3)	—	391,677

Long-term debt, less current portion	1,460,352	—	368	—	1,460,720	—	—	1,460,720
Other long-term liabilities	52,611	411	188,092	—	241,114	—	—	241,114
Deferred income taxes	1,246	265	215,678	—	217,189	(124)	—	217,065

Total liabilities	1,626,115	2,639	681,949	—	2,310,703	(127)	—	2,310,576

Total shareholders’ equity (deficit)	1,949,439	(25,207)	2,346,347	(2,321,140)	1,949,439	2,126,431	(1,949,439)	2,126,431

Total liabilities and shareholders’ equity (deficit)	$3,575,554	$(22,568)	$3,028,296	$(2,321,140)	$4,260,142	$2,126,304	$(1,949,439)	$4,437,007

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2011 (In thousands)

		Guarantor	Non- Guarantor		EM LLC			EDMC
	EM LLC	Subsidiaries	Subsidiaries	Eliminations	Consolidated	EDMC	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$(16,816)	$270	$369,637	$—	$353,091	$50,133	$—	$403,224
Restricted cash	30,685	—	16,828	—	47,513	—	—	47,513
Student and other receivables, net	3,758	78	169,121	—	172,957	—	—	172,957
Inventories	(296)	172	9,718	—	9,594	—	—	9,594
Other current assets	25,229	586	110,432	—	136,247	—	—	136,247

Total current assets	42,560	1,106	675,736	—	719,402	50,133	—	769,535

Property and equipment, net	71,417	7,552	618,408	—	697,377	—	—	697,377
Intangible assets, net	2,300	51	460,036	—	462,387	—	—	462,387
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,206,483	(29,516)	(1,364,493)	—	(187,526)	187,526	—	—
Other long-term assets	30,229	—	16,384	—	46,613	—	—	46,613
Investment in subsidiaries	2,189,422	—	—	(2,189,422)	—	1,866,158	(1,866,158)	—

Total assets	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$90,850	$—	$(78,774)	$—	$12,076	$—	$—	$12,076
Other current liabilities	94,837	3,517	426,514	—	524,868	(3)	—	524,865

Total current liabilities	185,687	3,517	347,740	—	536,944	(3)	—	536,941

Long-term debt, less current portion	1,466,277	—	497	—	1,466,774	—	—	1,466,774
Other long-term liabilities	42,841	433	181,426	—	224,700	—	—	224,700
Deferred income taxes	(11,224)	265	233,767	—	222,808	(124)	—	222,684

Total liabilities	1,683,581	4,215	763,430	—	2,451,226	(127)	—	2,451,099

Total shareholders’ equity (deficit)	1,866,158	(25,022)	2,214,444	(2,189,422)	1,866,158	2,103,944	(1,866,158)	2,103,944

Total liabilities and shareholders’ equity (deficit)	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$311,400	$9,334	$23,884	$—	$344,618	$48,794	$—	$393,412
Restricted cash	438	—	17,950	—	18,388	—	—	18,388
Student and other receivables, net	(172)	72	105,734	—	105,634	5	—	105,639
Inventories	(355)	105	11,893	—	11,643	—	—	11,643
Other current assets	27,874	533	82,996	—	111,403	—	—	111,403

Total current assets	339,185	10,044	242,457	—	591,686	48,799	—	640,485

Property and equipment, net	71,328	7,205	613,760	—	692,293	—	—	692,293
Intangible assets, net	2,551	57	462,035	—	464,643	—	—	464,643
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	973,077	(102,869)	(1,213,810)	—	(343,602)	343,602	—	—
Other long-term assets	33,800	53,789	12,691	—	100,280	(2)	—	100,278
Investment in subsidiaries	2,043,812	—	—	(2,043,812)	—	1,758,651	(1,758,651)	—

Total assets	$3,471,081	$(31,774)	$2,688,936	$(2,043,812)	$4,084,431	$2,151,050	$(1,758,651)	$4,476,830

Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	147,905	1,953	252,990	—	402,848	(2)	—	402,846

Total current liabilities	159,755	1,953	253,216	—	414,924	(2)	—	414,922

Long-term debt, less current portion	1,519,882	—	622	—	1,520,504	—	—	1,520,504
Other long-term liabilities	44,916	2,563	163,439	—	210,918	—	—	210,918
Deferred income taxes	(12,123)	(18,642)	210,199	—	179,434	(260)	—	179,174

Total liabilities	1,712,430	(14,126)	627,476	—	2,325,780	(262)	—	2,325,518

Total shareholders’ equity (deficit)	1,758,651	(17,648)	2,061,460	(2,043,812)	1,758,651	2,151,312	(1,758,651)	2,151,312

Total liabilities and shareholders’ equity (deficit)	$3,471,081	$(31,774)	$2,688,936	$(2,043,812)	$4,084,431	$2,151,050	$(1,758,651)	$4,476,830

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended December 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,672	$735,516	$—	$737,188	$—	$—	$737,188
Costs and expenses:
Educational services	22,456	2,335	351,569	—	376,360	—	—	376,360
General and administrative	(20,855)	(157)	212,450	—	191,438	57	—	191,495
Depreciation and amortization	6,522	119	32,555	—	39,196	—	—	39,196

Total costs and expenses	8,123	2,297	596,574	—	606,994	57	—	607,051

Income (loss) before interest and income taxes	(8,123)	(625)	138,942	—	130,194	(57)	—	130,137
Interest (income) expense, net	26,221	—	627	—	26,848	(2)	—	26,846
Equity in earnings of subsidiaries	(84,177)	—	—	84,177	—	(63,182)	63,182	—

Income (loss) before income taxes	49,833	(625)	138,315	(84,177)	103,346	63,127	(63,182)	103,291
Provision for (benefit from) income taxes	(13,349)	(243)	53,756	—	40,164	—	—	40,164

Net income (loss)	$63,182	$(382)	$84,559	$(84,177)	$63,182	$63,127	$(63,182)	$63,127

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended December 31, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$545	$771,321	$—	$771,866	$—	$—	$771,866
Costs and expenses:
Educational services	19,301	10,227	344,613	—	374,141	—	—	374,141
General and administrative	(29,708)	(929)	217,559	—	186,922	57	—	186,979
Depreciation and amortization	5,988	85	29,276	—	35,349	—	—	35,349

Total costs and expenses	(4,419)	9,383	591,448	—	596,412	57	—	596,469

Income (loss) before interest, loss on extinguishment of debt and income taxes	4,419	(8,838)	179,873	—	175,454	(57)	—	175,397
Interest (income) expense net	28,942	(963)	637	—	28,616	(14)	—	28,602
Loss on extinguishment of debt	8,363	—	—	—	8,363	—	—	8,363
Equity in earnings of subsidiaries	(105,587)	—	—	105,587	—	(85,321)	85,321	—

Income (loss) before income taxes	72,701	(7,875)	179,236	(105,587)	138,475	85,278	(85,321)	138,432
Provision for (benefit from) income taxes	(12,620)	(3,023)	68,797	—	53,154	—	—	53,154

Net income (loss)	85,321	(4,852)	110,439	(105,587)	85,321	85,278	(85,321)	85,278

CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended December 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$4,676	$1,414,607	$—	$1,419,283	$—	$—	$1,419,283
Costs and expenses:
Educational services	42,577	5,284	703,677	—	751,538	—	—	751,538
General and administrative	(40,069)	(526)	429,039	—	388,444	114	—	388,558
Depreciation and amortization	12,964	221	64,899	—	78,084	—	—	78,084

Total costs and expenses	15,472	4,979	1,197,615	—	1,218,066	114	—	1,218,180

Income (loss) before interest and income taxes	(15,472)	(303)	216,992	—	201,217	(114)	—	201,103
Interest (income) expense, net	52,447	—	1,253	—	53,700	(3)	—	53,697
Equity in earnings of subsidiaries	(131,718)	—	—	131,718	—	(90,192)	90,192	—

Income (loss) before income taxes	63,799	(303)	215,739	(131,718)	147,517	90,081	(90,192)	147,406
Provision for (benefit from) income taxes	(26,393)	(118)	83,836	—	57,325	—	—	57,325

Net income (loss)	$90,192	$(185)	$131,903	$(131,718)	$90,192	$90,081	$(90,192)	$90,081

CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended December 31, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,696	$1,436,202	$—	$1,437,898	$—	$—	$1,437,898
Costs and expenses:
Educational services	35,107	12,283	684,291	—	731,681	—	—	731,681
General and administrative	(49,646)	(1,031)	424,312	—	373,635	114	—	373,749
Depreciation and amortization	11,648	166	58,586	—	70,400	—	—	70,400

Total costs and expenses	(2,891)	11,418	1,167,189	—	1,175,716	114	—	1,175,830

Income (loss) before interest, loss on extinguishment of debt and income taxes	2,891	(9,722)	269,013	—	262,182	(114)	—	262,068
Interest (income) expense, net	56,903	(2,072)	1,249	—	56,080	(28)	—	56,052
Loss on extinguishment of debt	8,363	—	—	—	8,363	—	—	8,363
Equity in earnings of subsidiaries	(160,236)	—	—	160,236	—	(121,812)	121,812	—

Income (loss) before income taxes	97,861	(7,650)	267,764	(160,236)	197,739	121,726	(121,812)	197,653
Provision for (benefit from) income taxes	(23,951)	(2,937)	102,815	—	75,927	—	—	75,927

Net income (loss)	$121,812	$(4,713)	$164,949	$(160,236)	$121,812	$121,726	$(121,812)	$121,726

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$21,841	$(1,486)	$74,007	$94,362	$2,642	$97,004

Cash flows from investing activities:
Expenditures for long-lived assets	(3,555)	(444)	(32,126)	(36,125)	—	(36,125)
Other investing activities	—	—	(10,705)	(10,705)	—	(10,705)

Net cash flows used in investing activities	(3,555)	(444)	(42,831)	(46,830)	—	(46,830)

Cash flows from financing activities:
Net repayments of debt and other	(163,925)	—	78,871	(85,054)	—	(85,054)
Common stock repurchased and stock option exercises	—	—	—	—	(68,108)	(68,108)
Intercompany transactions	396,463	1,883	(466,454)	(68,108)	68,108	—

Net cash flows provided by (used in) financing activities	232,538	1,883	(387,583)	(153,162)	—	(153,162)

Effect of exchange rate changes on cash and cash equivalents	—	—	(302)	(302)	—	(302)

Increase (decrease) in cash and cash equivalents	250,824	(47)	(356,709)	(105,932)	2,642	(103,290)
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224

Ending cash and cash equivalents	$234,008	$223	$12,928	$247,159	$52,775	$299,934

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$5,376	$(12,395)	$180,902	$173,883	$487	$174,370

Cash flows from investing activities:
Expenditures for long-lived assets	(7,179)	(725)	(61,772)	(69,676)	—	(69,676)
Other investing activities	—	—	(14,138)	(14,138)	—	(14,138)

Net cash flows used in investing activities	(7,179)	(725)	(75,910)	(83,814)	—	(83,814)

Cash flows from financing activities:
Net repayments of debt and other	(11,336)	—	(233)	(11,569)	—	(11,569)
Common stock repurchased and stock option exercises	—	—	—	—	(59,182)	(59,182)
Intercompany transactions	313,017	22,140	(394,339)	(59,182)	59,182	—

Net cash flows provided by (used in) financing activities	301,681	22,140	(394,572)	(70,751)	—	(70,751)

Effect of exchange rate changes on cash and cash	—	—	61	61	—	61

Increase (decrease) in cash and cash equivalents	299,878	9,020	(289,519)	19,379	487	19,866
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546

Ending cash and cash equivalents	$311,400	$9,334	$23,884	$344,618	$48,794	$393,412

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.

Amounts expressed as a percentage of net revenues

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	51.1%	48.5%	52.9%	50.9%
General and administrative	25.9%	24.2%	27.4%	26.0%
Depreciation and amortization	5.4%	4.6%	5.6%	4.9%

Total costs and expenses	82.4%	77.3%	85.9%	81.8%

Income before interest, loss on extinguishment of debt and income taxes	17.6%	22.7%	14.1%	18.2%
Interest expense, net	3.6%	3.7%	3.8%	3.9%
Loss on extinguishment of debt	0.0%	1.1%	0.0%	0.6%

Income before income taxes	14.0%	17.9%	10.3%	13.7%
Provision for income taxes	5.4%	6.9%	4.0%	5.2%

Net income	8.6%	11.0%	6.3%	8.5%

Three months ended December 31, 2011 (current quarter) compared to the three months ended December 31, 2010 (prior year quarter)

All basis point changes are presented as a percentage of net revenues in each period of comparison.

Net revenues

Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments, and our first fiscal quarter is typically the lowest revenue recognition quarter of our fiscal year due to student vacations. However, the seasonality of our business has decreased over the last several years due to an increase in the percentage of students enrolling in our online programs, which generally experience less seasonal fluctuations than campus-based programs.

The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. In addition to tuition, net revenues also include course-related fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, and sales of related study materials. We recognize revenue on a pro rata basis over the term of instruction or occupancy or when cash is received in the case of certain point-of-sale revenues. The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and average student population. Bookstore and housing revenues are largely a function of the average student population.

The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during such period. We believe that the size of our student population at our campuses is influenced by a number of factors. These include, among other factors, the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the persistence of our students, the length of the education programs and our overall educational reputation. We seek to grow our average student population by offering additional programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition.

Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Our ability to raise tuition in the future may be limited by the gainful employment regulations issued by the U.S. Department of Education in June 2011, because potential increases in student borrowing to pay higher tuition costs could negatively impact the financial ratios by which the Department will measure compliance with the new regulations. Total tuition and fees can exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. We have increased the number of funding options available to students over the last several years due to significant decreases in the availability of private loans for students to cover this financing gap. For example, we have extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues in future periods.

Net revenues for the three months ended December 31, 2011 was $737.2 million, a decrease of 4.5% from the prior year quarter. The decrease in net revenues from the prior year quarter was primarily driven by a 4.5% decrease in October 2011 student enrollment as compared to October 2010 student enrollment.

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

Educational services expense increased by $2.2 million, or 0.6%, to $376.4 million in the current quarter. As a percentage of net revenues, educational services expense increased by 258 basis points compared to the quarter ended December 31, 2010. This increase was due primarily to decreases in average class size due to lower student enrollment in the current quarter compared to the prior year quarter and the resulting loss of operating leverage.

Bad debt expense increased 80 basis points to $41.3 million in the current quarter compared to $37.1 million for the prior year quarter. The increase in bad debt expense as a percentage of net revenues was primarily due to higher delinquency rates, larger receivable balances related to continued credit extension to our students and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods if students continue to utilize this funding source. Salaries and benefits expense, including costs related to the outsourcing of facilities management at one of our education systems, increased 233 basis points as a percentage of net revenues compared to the prior year quarter. In addition, non-capital investments in technology and other infrastructure intended to further enhance the student experience also contributed to the increase in educational services expense. Finally, rent expense associated with schools increased 15 basis points as a percentage of net revenues compared to the prior year quarter, although actual costs decreased from $46.2 million in the prior year quarter to $45.2 million in the current quarter.

These increases were partially offset by a decrease due to recording a non-cash fair value adjustment on our Education Finance Loan portfolio in the prior year quarter of $7.5 million, or 97 basis points. The remaining net increase of 27 basis points in educational services expense in the current quarter was the result of a net increase in other costs, none of which were individually significant.

General and administrative expense

General and administrative expense consists primarily of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, and other departments that do not provide direct services to students attending our schools.

General and administrative expense was $191.5 million for the current quarter, an increase of 2.4% from $187.0 million in the prior year quarter. As a percentage of net revenues, general and administrative expense increased 175 basis points compared to the quarter ended December 31, 2010. Marketing and admissions costs were 22.0% of net revenues in the current quarter compared to 20.7% of net revenues in the prior year quarter, an increase of 123 basis points. These costs increased in the current quarter primarily due to a decline in the percentage of prospective students who ultimately enrolled in one of our schools. Salaries and benefits expense related to other personnel also increased by 80 basis points due primarily to increased staffing to support certain centralization initiatives and a decrease in operating leverage due to lower student enrollment quarter to quarter.

Partially offsetting the above increases was a 26 basis point decrease in legal and consulting costs, as well a two basis point decrease in other costs, none of which were individually significant.

Depreciation and amortization expense

Depreciation and amortization of long-lived assets was $39.2 million in the current quarter, an increase of 10.9% from the prior year quarter. As a percentage of net revenues, depreciation and amortization expense increased by 74 basis points compared to the prior year quarter, due primarily to the effect of amortization of assets placed into service in the latter half of fiscal 2011 coupled with lower net revenues compared to the prior year quarter.

Interest expense, net

Net interest expense was $26.8 million in the current quarter, a decrease of $1.8 million from the prior year quarter. The decrease in net interest expense is primarily related to the early retirement of the Senior Subordinated Notes in June 2011 and lower weighted average interest rates on our senior secured term loan, including fixed rates from our interest rate swaps, partially offset by higher letter of credit fees following the amendment to our senior secured credit facility in December 2010.

Loss on extinguishment of debt

On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facility. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt of $8.4 million in the prior year. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in fees paid to lending institutions to complete the debt amendment.

Provision for income taxes

Our effective tax rate was 38.9% for the quarter ended December 31, 2011 and 38.4% for the quarter ended December 31, 2010. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.

Six months ended December 31, 2011 (current period) compared to the six months ended December 31, 2010 (prior year period)

All basis point changes are presented as a percentage of net revenues in each period of comparison.

Net revenues

Net revenues for the six months ended December 31, 2011 decreased 1.3% to $1,419.3 million, compared to $1,437.9 million in the same period a year ago. The decrease in net revenues from the prior year period was primarily driven by a 3.2% decrease in average student enrollment, partially offset by an average tuition increase of 2.6% in the current year period.

Educational services expense

Educational services expense increased by $19.9 million, or 2.7%, to $751.5 million in the current period. As a percentage of net revenues, educational services expense increased by 207 basis points compared to the six month period ended December 31, 2010. This increase was due primarily to decreases in average class size due to lower student enrollment in the current period compared to the prior year period and the resulting loss of operating leverage.

Bad debt expense increased 27 basis points to $76.5 million in the current period compared to $73.6 million for the prior year period. The increase in bad debt expense as a percentage of net revenues was primarily due to higher delinquency rates, larger receivable balances related to continued credit extension to our students and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods if students continue to utilize this funding source. Salaries and benefits expense, including costs related to the outsourcing of facilities management at one of our education systems, increased 212 basis points as a percentage of net revenues compared to the prior year period. In addition, non-capital investments in technology and other infrastructure intended to further enhance the student experience also contributed to the increase in educational services expense. Finally, rent expense associated with schools increased seven basis points as a percentage of net revenues compared to the prior year period, although actual costs decreased from $90.9 million in the prior year period to $90.7 million in the current period.

These increases were partially offset by a decrease due to recording a non-cash fair value adjustment on our Education Finance Loan portfolio in the prior year period of $7.5 million, or 52 basis points. The remaining net increase of 13 basis points consists of other costs, none of which are individually significant.

General and administrative expense

General and administrative expense was $388.6 million for the current period, an increase of 4.0% from $373.7 million in the prior year period. As a percentage of net revenues, general and administrative expense increased 138 basis points compared to the six months ended December 31, 2010. As a result of efficiency and centralization efforts, we incurred a $5.2 million charge related to employee severance at several of our education systems during the current period, which accounted for an increase of 36 basis points in general and administrative expense.

After adjusting for the above item, general and administrative expense increased 102 basis points as compared to the prior year period. Marketing and admissions costs were 23.1% of net revenues in the current period compared to 22.1% of net revenues in the prior year period, an increase of 101 basis points. These costs increased in the current period due to declines in conversion and start rates. Salaries and benefits expense related to other personnel also increased by 61 basis points due primarily to increased staffing to support certain centralization initiatives and a decrease in operating leverage due to lower student enrollment in the current period compared to the prior year period.

Partially offsetting the above increases was a 47 basis point decrease in legal and consulting costs, as well as a 13 basis point decrease in other costs, none of which were individually significant.

Depreciation and amortization expense

Depreciation and amortization of long-lived assets was $78.1 million in the current period, an increase of 10.9% from the prior year period. As a percentage of net revenues, depreciation and amortization expense increased by 61 basis points compared to the prior year period. The increase in depreciation and amortization as a percentage of net revenues is primarily due to the effect of amortization of assets placed into service in the latter half of fiscal 2011 and lower net revenues period over period.

Interest expense, net

Net interest expense was $53.7 million in the current period, a decrease of $2.4 million from the prior year period. The decrease in net interest expense is primarily related to the early retirement of the Senior Subordinated Notes in June 2011 and lower weighted average interest rates on our senior secured term loan, including fixed rates from our interest rate swaps, partially offset by higher letter of credit fees following the amendment to our senior secured credit facility in December 2010.

Loss on extinguishment of debt

On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facility. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt of $8.4 million in the prior year. This loss included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in fees paid to lending institutions to complete the debt amendment.

Provision for income taxes

Our effective tax rate was 38.9% for the six months ended December 31, 2011 and 38.4% for the six months ended December 31, 2010. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting for uncertain tax positions.

Liquidity and Funds of Capital Resources

We finance our operating activities primarily from cash generated from operations, and our primary source of cash is tuition collected from our students. Most of the students at our U.S. schools rely, at least in part, on financial assistance programs to pay for their education, the most significant of which are federal student aid programs under Title IV of the HEA. We believe that cash flow from operations, supplemented from time to time with borrowings under our revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the next twelve months.

Operating cash flows

Cash provided by operating activities for the six month period ended December 31, 2011 was $97.0 million compared to $174.4 million in the prior year period. The decrease in cash provided by operating activities was primarily the result of reduced operating performance as compared to the prior year period coupled with the timing of receipts associated with the conversion to a non-term based academic structure for certain of our students and the related growth in restricted cash.

Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of all of our programs do not coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the six month period ended December 31, 2011, there were no significant changes to the start dates of academic terms in session as compared to the prior year period. However, there was a decrease in cash flow from operations due to the increase in the number of students who were enrolled under a non-term academic structure. See “Conversion to Non-Term Academic Structure” described later in Liquidity and Funds of Capital Resources.

The extent to which we extend credit to our students has increased over the last several years due to decreases in the availability of private loans for students. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. During fiscal 2011 and fiscal 2012, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may result in higher bad debt expense as a percentage of our net revenues in future periods if students continue to utilize this funding source. Because the extended payment plans are not federal student loans, these plans will not directly affect our published student loan default rates. However, these extended credit terms may have an indirect negative impact on default rates because our students effectively may have more total debt upon graduation.

We accrued $5.4 million as of December 31, 2011 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may be required to pay the amounts accrued in future periods if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

In November 2011, we entered into a cash secured letter of credit agreement pursuant to which the lender agreed to issue letters of credit to the U.S. Department of Education in an aggregate face amount at any time outstanding of up to $150.0 million. Our obligations with respect to such letters of credit are secured by a lien in favor of the lender on certain of our cash deposits. The agreement with the lender matures on November 30, 2013, or earlier if we terminate our existing revolving credit facility. Once we utilize this new facility, we will transfer funds to restricted cash, which we anticipate will result in an operating cash outflow in the period in which the transfer occurs.

FFEL/Direct Loan Programs and Private Student Loans

Approximately 90.3% and 3.2% of our net revenues were indirectly derived from Title IV programs under the HEA and private loan programs, respectively, in fiscal 2011 compared to 88.5% and 4.5% from Title IV programs and private loan programs, respectively, in fiscal 2010. In fiscal 2011, cash receipts from Title IV programs included $664.6 million of stipends, or financing received by students in excess of tuition and fees they paid to our schools. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as military aid, the percentage of revenues derived by our institutions from Title IV programs during fiscal 2011 ranged from approximately 88% to 57%, with a weighted average of approximately 78%.

The reliance on private loans by students attending our schools has decreased substantially during the last three fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. However, this trend was partially offset in fiscal 2009, 2010 and 2011 by our involvement in the EFL program we introduced in August 2008. Because we terminated the program as of June 30, 2011, we increased the extension of credit to our students for periods of up to 36 months beyond graduation.

While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Conversion to Non-Term Academic Structure

Beginning in January 2011 and continuing into fiscal 2012, we transitioned the fully online programs offered by South University and Argosy University from a term-based academic structure, under which all students begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system, to a non-term academic structure, under which each student may begin a program and be eligible to receive financial aid as they successfully progress throughout the year. For students attending fully online programs, we believe a non-term academic structure provides greater ease and flexibility by providing for rolling and flexible start dates. The non-term academic structure also assists in ensuring that students do not over borrow in the early years of a program, which otherwise could cause our students to exceed aggregate loan limits prior to graduation. The move to a non-term academic structure reduces the amount of stipends (i.e., loans used for living and other expenses) a student is eligible to receive.

Under a non-term academic structure, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period. The student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition. However, in a non-term environment, Title IV draws are generally based on when a student takes a class, which results in higher restricted cash and advance payment balances than in a term-based environment. In addition, the transition to a non-term academic structure may result in a reduction in cash flow from operations due to more cash being restricted compared to prior periods. At December 31, 2011, we had $52.1 million in restricted cash related to non-term disbursements.

Investing cash flows

Capital expenditures were $36.1 million, or 2.5% of net revenues, for the six month period ended December 31, 2011 compared to $69.7 million, or 4.8% of net revenues, for the prior year period. We expect capital expenditures in fiscal 2012 to be between 4.0% and 4.5% of net revenues, compared to 4.8% of net revenues in fiscal 2011.

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

Financing cash flows

As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At December 31, 2011, we had $1,472.8 million in aggregate indebtedness outstanding, the largest of which is a senior secured credit facility that we obtained in connection with the Transaction. The senior secured credit facility currently consists of a $1.1 billion term loan and a $442.5 million revolving credit facility, of which a maximum of $425.0 million is available for the issuance of letters of credit. Total borrowing capacity under the revolving credit facility will decrease to $328.3 million on June 1, 2012.

At December 31, 2011, an aggregate of $363.7 million in letters of credit were outstanding under the revolving credit facility, the largest of which is issued to the U.S. Department of Education, which requires us to maintain a letter of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit was $361.5 million at December 31, 2011, which equals 15% of the total Title IV aid received by students attending our institutions during fiscal 2010. The outstanding letters of credit reduced the amount available under the revolving credit facility to $78.8 million at December 31, 2011.

We borrowed $79.0 million on the revolving credit facility at June 30, 2011 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2011 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2011.

In June 2010, we adopted a stock repurchase program which currently permits the repurchase of up to $375.0 million of our common stock through December 31, 2012. Pursuant to this program, we repurchased 16.8 million shares of our common stock at a total cost of $296.4 million through December 31, 2011 and have repurchased a total of 17.2 million shares of our common stock for $306.4 million through January 31, 2012. Continued stock repurchases during fiscal 2012 through the repurchase program will contribute to a decrease in our weighted average diluted shares compared to prior years. See Note 3, “Share-Based Compensation and Stock Repurchase Program,” to our consolidated financial statements for more information.

At December 31, 2011, total indebtedness outstanding under the Senior Notes issued by EM LLC, which EDMC has guaranteed, was $375.0 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.

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

In October 2011, the U.S. Department of Education requested nominations for individual negotiators for two negotiation teams to address teacher preparation and student loan issues. These negotiations began in January 2012 and are scheduled to conclude in April 2012.

The U.S. Department of Education and its Office of Inspector General may conduct program reviews or audits, respectively, of our institutions’ participation in Title IV programs. During fiscal 2011, the U.S. Department of Education performed program reviews of five of our institutions, of which one is fully resolved. We have provided an initial response to two of the remaining four program reviews and have not received the initial reports with respect to the other two remaining reviews. Based on the respective program review verbal exit interviews, we do not anticipate that the results of any of these reviews will have a material impact on our financial position, results of operations or cash flows.

An additional program review was performed at one of our institutions during the first six months of fiscal 2012. We received the initial report on February 8, 2012 and we are currently reviewing the report.

Contingencies

See Note 12, “Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Standards Not Yet Adopted

See Note 1, “Basis of Presentation” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$63.1	$85.3	$90.1	$121.7
Interest expense, net	26.8	28.6	53.7	56.1
Loss on the extinguishment of debt (1)	0.0	8.4	0.0	8.4
Provision for income taxes	40.2	53.1	57.3	75.9
Depreciation and amortization	39.2	35.3	78.1	70.4

EBITDA	$169.3	$210.7	$279.2	$332.5

(1)	On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facilities. The amendment was accounted for as an extinguishment of the original term loan. As a result, we expensed $5.1 million of previously deferred financing fees that were being amortized through the original maturity date. In addition, we recorded $3.3 million as a loss on extinguishment of debt for fees paid to lenders in connection with the amendment.

Covenant Compliance

Under its senior secured credit facilities, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 31, 2011, it was in compliance with the financial and non-financial covenants included in its senior secured credit facility. EM LLC’s continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.

Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the Senior Notes and in the credit agreement governing our senior secured credit facility. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facility and the indenture governing the Senior Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to demonstrate compliance with our financing covenants.

The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts thereunder immediately due and payable. Any such acceleration of our obligation to repay amounts outstanding under the senior credit facility also would result in a default under our indenture governing the Senior Notes. Additionally, under the credit agreement governing our senior secured credit facility and the indenture governing the Senior Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures frequently are used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our senior credit facility and the indenture governing the Senior Notes allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be affected disproportionately by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent 12-month period or any complete fiscal year.

The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for EM LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the 12 Month Period Ended December 31, 2011
Net income	$198.0
Interest expense, net	118.3
Loss on extinguishment of debt (1)	3.0
Provision for income taxes	121.2
Depreciation and amortization	154.2

EBITDA	594.7
Reversal of impact of unfavorable leases (2)	(0.3)
Severance and relocation	9.7
Capital taxes	(2.3)
Non-cash compensation (3)	11.9

Adjusted EBITDA—Covenant Compliance	$613.7

(1)	In June 2011, we retired the remainder of our senior subordinated notes at a loss of $3.0 million.

(2)	Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.

(3)	Represents non-cash expense for stock options and restricted stock.

Our covenant requirements and actual ratios for the 12 months ended December 31, 2011 are as follows:

Senior secured credit facility	Covenant Requirements	Actual Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.50x	5.13x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 4.25x	2.00x

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

There have been no significant changes to our market risk since June 30, 2011. For a discussion of our exposure to market risk, refer to our fiscal 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and participation of its management, which include the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. This evaluation was conducted as of the end of the period covered by this Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Effective controls are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s fiscal 2011 Annual Report on Form 10-K.

We currently are subject to a lawsuit filed under the federal False Claims Act, and in the future, government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate other litigation against us, which may adversely impact our licensing or accreditation status, and thereby adversely affect our results of operations.

From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action.

For example, we are the subject of a qui tam action filed under the federal False Claims Act in which the U.S. Department of Justice and five states and the District of Columbia have intervened under their respective False Claims Acts related to our compliance with the U.S. Department of Education’s prior incentive compensation rule. The complaint in this matter asserts that the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary damages. Consequently, while we believe these claims are without merit and the Company intends to vigorously defend itself, an outcome adverse to us could result in a substantial judgment against the Company that could have a materially adverse effect on our financial condition. See Note 12, “Contingencies” and “Item 3 – Legal Proceedings.”

We also are the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of fully online programs offered by South University and The Art Institute of Pittsburgh. See Note 12, “Contingencies” and “Item 3 – Legal Proceedings.” The U.S. Department of Education performed five program reviews of our institutions in fiscal 2011 and at one of our institutions during the first six months of fiscal 2012. We are currently waiting for the final reports from two of the program reviews performed in fiscal 2011 and a program review performed in the first half of fiscal 2012. The U.S. Department of Education may also take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds.

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

Because the U.S. Department of Education’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether it will cause any of our programs to become ineligible to participate in the Title IV programs. However, under this new regulation the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs. However, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. To the extent that our new programmatic offerings do not offset the loss of any of our current programs which do not satisfy one of the three metrics under the new gainful employment regulation, the loss of students or restrictions to program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows. The U. S. Department of Education has announced it will provide trial calculations of the gainful employment data to institutions and the public in the Spring of 2012. Though the calculations will not be used for any official sanctions, the release of the data could have an adverse impact on our stock price if a number of our current programs do not meet the minimum thresholds for continuing eligibility in Title IV programs under the new gainful employment regulations. The trial results could also influence current students to not continue their studies, result in litigation by current and former students and negatively influence outside agencies.

If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.

A provision of the HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2011, the percentage of revenues derived from Title IV programs ranged from approximately 88% to 57%, with a weighted average of approximately 78% as compared to a weighted average of approximately 77% in fiscal 2010. The revised rules included in the 2008 HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012. While our consolidated 90/10 rate for fiscal 2012 is projected to remain under the 90% threshold, we project that some of our institutions may not comply with the 90/10 Rule in fiscal 2012. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, also have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule.

During fiscal 2011, students attending our schools received approximately $129 million of financial aid from the U.S. Department of Veterans Affairs and the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. Further, a bill has been introduced in the U.S. Senate that would revised the 90/10 Rule to no longer treat financial aid from the U.S. Department of Veteran Affairs and U.S. Department of Defense as cash payments for purposes of the rule and prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenue on a cash accounting basis from the Title IV programs in a single fiscal year rather than the current rule of two consecutive fiscal years. These proposed revisions to the 90/10 Rule will have a negative impact on our ability to comply with the 90/10 Rule if they are approved by Congress and the President and become law. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues and results of operations.

The market price of our common stock may be volatile due to a number of factors, including our low float, which could cause the value of an investment in our common stock to decline or could subject us to securities class action litigation.

Our stock price may be volatile due to, among other factors, our low float, which is the number of shares of the Company’s common stock that are outstanding and available for trading by the public. Our relatively low float is a consequence of the concentrated holdings of certain of our principal shareholders, as well as our ongoing repurchases of common stock under the stock repurchase program that our Board adopted in 2010. The resulting thin trading market for our stock may cause the market price for our common stock to fluctuate significantly more than the stock market as a whole, and without a large float, our common stock is less liquid than the stock of companies with broader public ownership. In other words, the Company’s stock price may change dramatically when buyers seeking to purchase shares of the Company’s common stock exceed the shares available on the market, or when there are no buyers to purchase shares of the Company’s common stock when shareholders are trying to sell their shares, and in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at the time that you wish at a price that you consider satisfactory. The lack of an active market may also reduce the fair value of your shares and may impair our ability to raise capital to continue to fund operations by selling shares or to acquire other companies by using our shares as consideration.

Other specific factors that could cause the market price of our common stock to rise and fall include but are not limited to the following:

•	variations in our or our competitors’ actual or anticipated operating results or any failure on our part to otherwise meet the expectations of the investment community;

•	our or our competitors’ growth rates;

•	our or our competitors’ introduction of new schools, new programs, concepts, or pricing policies;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analyst that follows our stock;

•	changes in the conditions in the education industry, the financial markets or the economy as a whole;

•	substantial sales of our common stock;

•	failure of any of our schools to secure or maintain accreditation;

•

announcements of regulatory or other investigations, adverse regulatory action by the U.S. Department of Education, state agencies or accrediting agencies, regulatory scrutiny of our operations or operations of our competitors or lawsuits filed against us or our competitors; and

•	changes in accounting principles.

Furthermore, overall market volatility, as well as general economic, market or potential conditions, could reduce the market price of our common stock in spite of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been brought against that company. Due to the potential volatility of our stock price, we therefore may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1-October 31	4,930	$20.28	4,930	$50,665,240
November 1-November 30	99,559	$21.09	99,559	$48,565,518
December 1-December 31	872,443	$22.90	872,443	$78,590,385
Total quarter ended December 31, 2011	976,932	$22.70	976,932	$78,590,385

(a)	In June 2010, the Company’s Board of Directors approved a stock repurchase program under which it may purchase its common stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. On October 28, 2011, the Board extended the expiration of the period during which purchases could be made under the program from December 31, 2011 to June 30, 2012, and on December 15, 2011, the Board increased the size of the stock repurchase program from $325.0 million to $375.0 million and extended the expiration of the period during which purchases can be made from June 30, 2012 to December 31, 2012. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS INDEX

Number	Document

10.1	Letter of Credit Facility Agreement, dated as of November 30, 2011, among Education Management LLC, Education Management Holdings LLC, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on December 1, 2011).

10.2*	Form of Indemnification Agreement

31.1*	Certification of Todd S. Nelson required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Todd S. Nelson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/S/ EDWARD H. WEST
Edward H. West
President and Chief Financial Officer

Date: February 8, 2012