Form 10-Q
period 2012-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2012-05-09
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                     to
Commission File Number: 001-34466
___________________________________________
EDUCATION MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)
 ___________________________________________

Pennsylvania	25-1119571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Sixth Avenue, 33rd Floor
Pittsburgh, PA, 15222
(412) 562-0900
(Address, including zip code and telephone number, of principal executive offices)
___________________________________________
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
Yes   ☐     No ☒
As of May 8, 2012, there were 125,131,387 shares of the registrant’s common stock outstanding.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	June 30, 2011	March 31, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,503	$403,224	$613,155
Restricted cash	284,053	47,513	52,907
Total cash, cash equivalents and restricted cash	571,556	450,737	666,062
Student receivables, net of allowances of $219,070, $187,102 and $180,667	139,565	157,793	110,158
Notes, advances and other receivables	20,768	15,164	15,143
Inventories	10,035	9,594	11,785
Deferred income taxes	76,674	76,804	65,761
Prepaid income taxes	7,406	13,277	—
Other current assets	40,009	46,166	42,391
Total current assets	866,013	769,535	911,300
Property and equipment, net (Note 4)	658,665	697,377	695,761
Other long-term assets (Note 6)	52,106	46,613	89,915
Intangible assets, net (Note 5)	458,844	462,387	463,545
Goodwill (Note 5)	2,083,751	2,579,131	2,579,131
Total assets	$4,119,379	$4,555,043	$4,739,652
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076	$12,076
Revolving credit facility	—	79,000	—
Accounts payable	31,735	58,494	43,420
Accrued liabilities (Note 7)	169,838	135,126	201,155
Accrued income taxes	—	—	24,400
Unearned tuition	80,046	140,150	104,610
Advance payments	261,260	112,095	293,368
Total current liabilities	554,955	536,941	679,029
Long-term debt, less current portion (Note 8)	1,456,352	1,466,774	1,517,480
Deferred income taxes	173,407	222,684	177,390
Deferred rent	195,494	188,803	190,548
Other long-term liabilities	45,766	35,897	16,947
Shareholders’ equity:
Common stock, at par	1,434	1,431	1,431
Additional paid-in capital	1,774,634	1,761,848	1,758,402
Treasury stock, at cost	(317,888)	(226,926)	(140,610)
Retained earnings	252,746	579,781	544,982
Accumulated other comprehensive loss	(17,521)	(12,190)	(5,947)
Total shareholders’ equity	1,693,405	2,103,944	2,158,258
Total liabilities and shareholders’ equity	$4,119,379	$4,555,043	$4,739,652
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Net revenues	$702,499	$754,340	$2,121,782	$2,192,238
Costs and expenses:
Educational services	382,313	381,703	1,133,850	1,113,384
General and administrative	191,638	190,568	580,179	564,317
Depreciation and amortization	40,610	37,148	118,694	107,548
Goodwill impairment (Note 5)	495,380	—	495,380	—
Total costs and expenses	1,109,941	609,419	2,328,103	1,785,249
Income (loss) before interest, loss on extinguishment of debt and income taxes	(407,442)	144,921	(206,321)	406,989
Interest expense, net	25,424	31,464	79,139	87,516
Loss on extinguishment of debt	9,474	—	9,474	8,363
Income (loss) before income taxes	(442,340)	113,457	(294,934)	311,110
Provision for (benefit from) income taxes	(25,224)	40,474	32,101	116,401
Net income (loss)	$(417,116)	$72,983	$(327,035)	$194,709
Earnings (loss) per share: (Note 2)
Basic	$(3.31)	$0.54	$(2.57)	$1.40
Diluted	$(3.31)	$0.53	$(2.57)	$1.39
Weighted average number of shares outstanding: (Note 2)
Basic	126,005	135,655	127,224	139,258
Diluted	126,005	136,759	127,224	140,003
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the Nine Months
	Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(327,035)	$194,709
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	112,936	101,515
Amortization of intangible assets	5,758	6,033
Bad debt expense	117,695	105,807
Goodwill impairment	495,380	—
Fair value adjustments to loans held for sale	—	21,366
Loss on extinguishment of debt	9,474	8,363
Share-based compensation	10,171	8,293
Non cash adjustments related to deferred rent	(9,300)	(2,842)
Changes in assets and liabilities:
Restricted cash	(236,540)	(40,065)
Receivables	(105,089)	(37,915)
Reimbursements for tenant improvements	14,248	18,354
Inventory	(447)	(113)
Other assets	(9,444)	(16,676)
Purchase of Education Finance Loan program loans	—	(23,888)
Accounts payable	(20,922)	(13,737)
Accrued liabilities	6,632	16,017
Unearned tuition	(60,104)	(51,136)
Advance payments	149,263	219,729
Total adjustments	479,711	319,105
Net cash flows provided by operating activities	152,676	513,814
Cash flows from investing activities:
Expenditures for long-lived assets	(64,679)	(106,324)
Reimbursements for tenant improvements	(14,248)	(18,354)
Net cash flows used in investing activities	(78,927)	(124,678)
Cash flows from financing activities:
Payments under revolving credit facility	(79,000)	—
Issuance of common stock	2,618	655
Common stock repurchased for treasury	(92,756)	(135,660)
Principal payments on long-term debt	(8,141)	(9,182)
Debt issuance costs	(11,928)	(5,411)
Net cash flows used in financing activities	(189,207)	(149,598)
Effect of exchange rate changes on cash and cash equivalents	(263)	71
Net change in cash and cash equivalents	(115,721)	239,609
Cash and cash equivalents, beginning of period	403,224	373,546
Cash and cash equivalents, end of period	$287,503	$613,155
Cash paid during the period for:
Interest (including swap settlement)	$77,736	$77,189
Income taxes, net of refunds	74,328	126,535
	As of March 31,
	2012	2011
Noncash investing activities:
Capital expenditures in current liabilities	$7,580	$10,812
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Dollars in thousands)

	Common Stock at Par Value (c)	Additional Paid-in Capital	Treasury Stock, at Cost (c)	Retained Earnings	Accumulated Other Comprehensive Loss (b)	Total Shareholders’ Equity
Balance at June 30, 2010	$1,429	$1,749,456	$(2,207)	$350,273	$(22,256)	$2,076,695
Exercise of stock options	2	1,322	—	—	—	1,324
Share-based compensation	—	11,070	—	—	—	11,070
Common stock repurchased for treasury	—	—	(224,719)	—	—	(224,719)
Comprehensive income: (a)
Net income	—	—	—	229,508	—	229,508
Foreign currency translation	—	—	—	—	1,165	1,165
Reclassification into earnings on interest rate swaps, net of tax of $13,994	—	—	—	—	23,802	23,802
Periodic revaluation of interest rate swaps, net of tax of $8,771	—	—	—	—	(14,901)	(14,901)
Net change in unrecognized loss on interest rate swaps, net of tax	—	—	—	—	8,901	8,901
Comprehensive income	—	—	—	229,508	10,066	239,574
Balance at June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190)	$2,103,944
(Unaudited)
Exercise of stock options	3	2,615	—	—	—	2,618
Share-based compensation	—	10,171	—	—	—	10,171
Common stock repurchased for treasury	—	—	(90,962)	—	—	(90,962)
Comprehensive income:
Net loss	—	—	—	(327,035)	—	(327,035)
Foreign currency translation	—	—	—	—	(641)	(641)
Reclassification into earnings on interest rate swaps, net of tax of $3,950	—	—	—	—	6,699	6,699
Periodic revaluation of interest rate swaps, net of tax of $6,718	—	—	—	—	(11,389)	(11,389)
Net change in unrecognized loss on interest rate swaps, net of tax	—	—	—	—	(4,690)	(4,690)
Comprehensive loss	—	—	—	(327,035)	(5,331)	(332,366)
Balance at March 31, 2012	$1,434	$1,774,634	$(317,888)	$252,746	$(17,521)	$1,693,405

(a)	During the nine months ended March 31, 2011, other comprehensive income consisted of a $15.3 million net change in unrecognized loss, net of tax, and a $1.0 million foreign currency translation gain.

(b)
The balance in accumulated other comprehensive loss at March 31, 2012, June 30, 2011 and March 31, 2011 was comprised of $(17.2) million, $(12.5) million and $(6.0) million of cumulative unrecognized losses on interest rate swaps, net of tax, respectively, and $(0.3) million, $0.3 million and $0.1 million of a cumulative foreign currency translation gain/(loss), respectively.

(c)
There were 600,000,000 authorized shares of common stock, par value $0.01, at March 31, 2012, June 30, 2011 and March 31, 2011. There were 133,806,843 outstanding shares of common stock, net of 9,284,672 shares in treasury, at March 31, 2011. Common stock and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Outstanding
Balance at June 30, 2010	123,000	142,852,418
Repurchased	13,210,972	(13,210,972)
Issued for stock-based compensation plans	—	170,303
Balance at June 30, 2011	13,333,972	129,811,749
Repurchased	4,497,572	(4,497,572)
Issued for stock-based compensation plans	—	234,226
Balance at March 31, 2012	17,831,544	125,548,403

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation ("EDMC" and together with its subsidiaries, the "Company") have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2012 and 2011, and its statements of operations for the three and nine months ended March 31, 2012 and 2011 and of cash flows for the nine months ended March 31, 2012 and 2011. The statements of operations for the three and nine months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2011 has been derived from the consolidated audited balance sheet included in the Annual Report on Form 10-K.
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

Initial Public Offering
In October 2009, EDMC completed an initial public offering of 23.0 million shares of its common stock, $0.01 par value (the "common stock"), at a per share price of $18.00 (the “initial public offering”). Net proceeds to EDMC, after transaction costs, totaled approximately $387.3 million. The Sponsors did not sell any of their shares in connection with the initial public offering. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the $385 million Senior Subordinated Notes then outstanding in a tender offer and $29.6 million was used to pay a termination fee under a management agreement entered into with the Sponsors in connection with the Transaction.
Seasonality
The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments, and its first fiscal quarter is typically its lowest revenue recognition quarter of the fiscal year due to student vacations. However, the seasonality of the Company’s business has decreased over the last several years due to the percentage of students enrolling in online programs, which generally experience less seasonal fluctuations than campus-based programs.

Reclassifications
Certain reclassifications of March 31, 2011 and June 30, 2011 data have been made to conform to the March 31, 2012 presentation. These reclassifications did not materially change any of the previously reported amounts.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to comply with ASU 2011-05 beginning in the quarter ended September 30, 2012. ASU 2011-05 does not change the items reported in other comprehensive income or affect whether a component of other comprehensive income must be reclassified to net income. Therefore, the new standard is not expected to impact the Company’s financial condition, results of operations or cash flows.

2. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that restricted stock was converted into common stock and that outstanding stock options were exercised and the resulting proceeds were used to acquire shares of the Company's common stock at its average market price during the reporting period.

Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Net income (loss)	$(417,116)	$72,983	$(327,035)	$194,709
Weighted average number of shares outstanding:
Basic	126,005	135,655	127,224	139,258
Effect of stock-based awards	—	1,104	—	745
Diluted	126,005	136,759	127,224	140,003
Earnings (loss) per share:
Basic	$(3.31)	$0.54	$(2.57)	$1.40
Diluted	$(3.31)	$0.53	$(2.57)	$1.39

For the three-month and nine-month periods ended March 31, 2012, options to purchase 9.2 million shares of common stock, which comprised all of the Company's outstanding time-based options, were excluded from the computation of diluted EPS. Time-based options to purchase 4.0 million shares of common stock were also excluded from the computation of diluted EPS for the three-month and nine-month periods ended March 31, 2011. The aforementioned time-based options were not included in the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. In addition, and as further described in Note 3, “Share-Based Compensation and Stock Repurchase Program,” the Company has determined that its 3.2 million outstanding performance-based stock options are contingently issuable; therefore, they were not included in the diluted EPS calculation for any period presented.

3. SHARE-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM
Omnibus Long-Term Incentive Plan and 2006 Stock Option Plan
In August 2006, the Company’s Board of Directors approved the 2006 Stock Option Plan (the “2006 Plan”) for executive management and key personnel. Under the 2006 Plan, certain of the Company’s employees were granted a combination of time-based and performance-based options to purchase the Company’s common stock. In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Including forfeitures of options under the 2006 Plan, which can be used to issue new awards under the Omnibus Plan, approximately 1.6 million shares of common stock are available for issuance under the Omnibus Plan at March 31, 2012. The Omnibus Plan may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.
The Company recognized $3.6 million and $2.9 million of share-based compensation expense during the quarters ended March 31, 2012 and 2011, respectively, and $10.2 million and $8.3 million of share-based compensation expense during the nine months ended March 31, 2012 and 2011, respectively. None of the share-based compensation expense related to the Company’s performance-based stock options, all of which were granted under the 2006 Plan. Because the relevant performance conditions are not probable of being met at March 31, 2012, the Company continues to defer the recognition of any expense on its outstanding performance-based stock options.
On November 3, 2011, the Company granted 2.3 million time-based stock options that vest over a four year period and have an exercise price of $20.93 per share. Using key assumptions of 45% for stock price volatility and 6.25 years for expected option term, the Company estimated a fair value of $9.49 per option using the Black-Scholes-Merton pricing model.
Employees exercised 0.2 million stock options during the nine month period ended March 31, 2012. Prior to fiscal 2012, stock option exercises were not significant. Net of estimated forfeitures, the Company had $32.4 million of unrecognized compensation cost relating to time-based stock options and $29.3 million of unrecognized compensation cost related to performance-based stock options at March 31, 2012.
Long Term Incentive Compensation Plan
In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Shareholders”) in connection with a change in control of EDMC. Out of a total of 1,000,000 units authorized, approximately 555,000 units were outstanding under the LTIC Plan at March 31, 2012. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, the Company has not recognized any compensation expense related to the LTIC Plan in any of the periods following the Transaction. The LTIC Plan is being accounted for as an equity-based plan because the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing common stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $2.1 million at March 31, 2012.
Stock Repurchase Program
In June 2010, EDMC’s Board of Directors (the “Board”) approved a stock repurchase program that permits EDMC to purchase shares of its common stock. On October 28, 2011, the Board extended the expiration of the period during which purchases could be made under the program from December 31, 2011 to June 30, 2012, and on December 15, 2011, the Board increased the size of the stock repurchase program from $325.0 million to $375.0 million and extended the expiration of the period during which purchases can be made under the program from June 30, 2012 to December 31, 2012. Under the terms of the stock repurchase program, EDMC may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate EDMC to acquire any particular amount of common stock, and the program may be modified or suspended at any time at EDMC’s discretion. From the inception of the stock repurchase program through March 31, 2012, EDMC has repurchased 17.8 million shares of its common stock under the program at a total cost of $317.9 million.

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	March 31, 2012	June 30, 2011	March 31, 2011
Land	$17,663	$17,648	$17,649
Buildings and improvements	76,105	75,835	75,315
Leasehold improvements	540,319	515,254	505,157
Furniture and equipment	153,565	148,191	141,916
Technology and other equipment	301,067	274,015	260,373
Software	79,848	69,665	65,130
Library books	42,073	39,395	37,941
Construction in progress	17,135	21,023	24,779
Total	1,227,775	1,161,026	1,128,260
Accumulated depreciation	(569,110)	(463,649)	(432,499)
Property and equipment, net	$658,665	$697,377	$695,761

Depreciation and amortization of property and equipment was $38.7 million and $35.1 million, respectively, for the quarters ended March 31, 2012 and 2011, and $112.9 million and $101.5 million, respectively, for the nine months ended March 31, 2012 and 2011.
In connection with the interim goodwill impairment analysis described in Note 5, "Goodwill and Intangible Assets," the Company also concluded that a triggering event occurred requiring management to evaluate whether the carrying values of net property, plant and equipment could have been impaired. However, based on reviews of future undiscounted cash flow projections for all schools, no impairments were recorded to property, plant and equipment at any individual institution or reporting unit.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company recorded approximately $2.6 billion of goodwill in connection with the Transaction. Goodwill is recognized as an asset in the financial statements and is initially measured as the excess of the purchase price of an acquired company over the amounts assigned to net assets acquired. In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The excess of the amount paid to acquire the Company over the fair values of these net assets represented the intrinsic value of the Company beyond its tangible and identifiable intangible net assets at the time of the Transaction and was assigned to goodwill.
On April 1 of each fiscal year, the Company formally evaluates the carrying amount of goodwill for each of its four education systems, each of which represents a reporting unit of the Company. In addition, the Company also performs an evaluation on an interim basis if it determines that recent events or prevailing conditions indicate a potential impairment of goodwill. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, adverse changes in recent forecasts of operating results, market capitalization, updated business plans and regulatory and legal developments. During the quarter ended March 31, 2012, the Company determined that its four reporting units had indicators of impairment, due primarily to current and projected future enrollment trends, as well as a decline in market capitalization. The Company believes that recent enrollment declines are principally due to economic conditions, student concern with the cost of education, the impact of new regulations on the for-profit post-secondary education industry and negative publicity regarding the industry. The enrollment declines resulting from these factors have negatively impacted each of the Company's reporting units to varying degrees and are expected to have an ongoing effect on the Company's future results. Based on these factors, the Company revised its future cash flow projections for all reporting units and undertook an interim evaluation of the carrying amount of goodwill at each reporting unit.
A two step process is used to determine the amount to be recorded for an impairment. In the first step, the Company determines the fair value of each reporting unit and compares that value to the reporting unit's carrying value. During the quarter ended March 31, 2012, the Company estimated the fair value of its reporting units using a combination of the traditional discounted cash flow approach and the guideline public company method, which takes into account the relative price and associated earnings multiples of publicly-traded peer companies. These approaches utilized a significant number of unobservable "Level Three" inputs. See Note 10, "Fair Value of Financial Instruments."

The valuation of the Company's reporting units requires the use of internal business plans that are based on judgments and estimates, which account for expected future economic conditions, demand and pricing for the Company's educational services, costs, inflation and discount rates, and other factors. The use of judgments and estimates involves inherent uncertainties. The Company's measurement of the fair values of its reporting units is dependent on the accuracy of the assumptions used and how the Company's estimates compare to future operating performance. The key assumptions used in impairment evaluations include, but are not limited to, the following:

•
Future cash flow assumptions — The Company's projections are based on organic growth and are derived from historical experience and assumptions regarding future growth and profitability trends. These projections also take into account the current economic climate and the extent to which the regulatory environment is expected to impact future growth opportunities. The Company's analysis incorporated an assumed period of cash flows of ten years with a terminal value determined using the Gordon Growth Model.

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital ("WACC"). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which the Company estimated using the average return on corporate bonds as of the valuation date, adjusted for taxes.

The WACC used to estimate the fair value of the Company's reporting units was within a range of 12.0% to 15.5% at March 31, 2012. Any difference in the WACC between reporting units is primarily due to the precision with which management expects to be able to predict its future cash flows.The results of the first step of the impairment analysis indicated that The Art Institutes reporting unit had an estimated fair value approximately 10% above its carrying value. However, the Argosy University, Brown Mackie Colleges, and South University reporting units each had carrying values higher than their respective estimated fair values. Therefore, the Company performed the second step of impairment testing for these three reporting units, which required the Company to determine the implied fair value of goodwill in the same manner as if it had acquired the reporting units in an arm’s length transaction as of the testing date of March 31, 2012. The Company performed this analysis by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date, the Company recorded goodwill impairment charges of $155.9 million, $254.6 million and $84.9 million at Argosy University, Brown Mackie Colleges and South University, respectively. Of the $495.4 million total impairment charge that the Company recorded, $379.0 million is not deductible for income tax purposes.
At March 31, 2012, the composition of the Company's goodwill balance is as follows:

	Balance at June 30, 2011	Impairment Charge	Balance at March 31, 2012
The Art Institutes	$1,981,820	$—	$1,981,820
Argosy University	219,350	(155,905)	63,445
Brown Mackie Colleges	254,561	(254,561)	—
South University	123,400	(84,914)	38,486
Total goodwill	$2,579,131	$(495,380)	$2,083,751

Intangible Assets
Intangible assets consisted of the following amounts (in thousands):

	March 31, 2012		June 30, 2011		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$330,000	$—	$330,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	112,179	—	112,179	—	112,179	—
Curriculum and programs	37,364	(27,350)	35,221	(23,664)	34,327	(22,303)
Student contracts, applications and relationships	39,511	(35,992)	39,511	(35,159)	39,511	(34,881)
Favorable leases and other	19,434	(16,302)	19,451	(15,152)	19,448	(14,736)
Total intangible assets	$538,488	$(79,644)	$536,362	$(73,975)	$535,465	$(71,920)

Tradenames are often considered to have useful lives similar to that of the overall business, which generally means that tradenames are assigned an indefinite life for accounting purposes. State licenses and accreditations of the Company’s schools, as well as their eligibility for Title IV program participation, are periodically renewed in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. Because the Company considers these renewal processes to be a routine aspect of the overall business, these assets are generally assigned indefinite lives.
In addition to performing an interim goodwill impairment analysis during the quarter ended March 31, 2012, management also performed an interim impairment analysis with respect to indefinite-lived intangible assets. As a result of this testing, the value of The Art Institute tradename was estimated to have a fair value more than 20% above its carrying value. In addition, the licensing, accreditation and Title IV program participation assets were estimated to have a fair value more than 40% above their carrying values.
Amortization of intangible assets was $1.9 million and $2.0 million, respectively, for the quarters ended March 31, 2012 and 2011, and $5.8 million and $6.0 million, respectively, for the nine months ended March 31, 2012 and 2011.
Total estimated amortization of the Company’s existing intangible assets at March 31, 2012 for each of the years ending June 30, 2012 through 2016 and thereafter is as follows (in thousands):

Fiscal years	Amortization Expense
2012 (remainder)	$2,556
2013	6,366
2014	4,598
2015	2,365
2016	451
Thereafter	329

6. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following (in thousands):

	March 31, 2012	June 30, 2011	March 31, 2011
EFL program loans	$—	$—	$44,403
Student receivables, net of allowance	14,602	11,425	7,493
Deferred financing fees	15,896	15,511	17,407
Deferred compensation	12,661	10,819	10,629
Other	8,947	8,858	9,983
Total other long-term assets	$52,106	$46,613	$89,915

Student receivables, net of allowance, relates to payments due from students more than twelve months after the balance sheet date. The Company extends credit to students through payment plans for up to 36 months beyond graduation. This extension of credit helps fund the difference between total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans and cash payments by students.
In August 2008, the Company introduced the Education Finance Loan (“EFL”) program, under which the Company purchased loans originated by a private lender. The EFL program enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. In April 2011, the Company sold its wholly-owned subsidiary that held the EFL program loans to an unrelated third party for net proceeds of $42.8 million. The Company has no future obligations to purchase additional loans under the EFL program.

7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	March 31, 2012	June 30, 2011	March 31, 2011
Payroll and related taxes	$70,352	$30,637	$67,526
Advertising	23,425	28,279	34,767
Interest	11,390	12,340	21,727
Benefits	11,146	11,440	11,748
Capital expenditures	3,826	4,801	7,275
Interest rate swap liability	—	—	9,561
Other current liabilities	49,699	47,629	48,551
Total accrued liabilities	$169,838	$135,126	$201,155

8. SHORT-TERM AND LONG-TERM DEBT
Senior Secured Credit Facility and Letter of Credit Facility
On March 30, 2012, EM LLC completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under its senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The maturity date for the $348.6 million portion of the term loan that was repaid in connection with the March 2012 refinancing had not been extended as part of the December 7, 2010 transaction described below. The new $350.0 million term loan, which was issued with an original issue discount at 97.0% and will mature in March 2018, accrues interest at a rate equal to the greater of LIBOR or 1.25%, plus a margin of 7.0%. The new term loan is prepayable at any time; however, there are substantial penalties if it is prepaid prior to March 30, 2014. There were no changes to the $442.5 million revolving credit facility or the remaining $746.6 million of other term loan debt due in June 2016 as a result of the refinancing. The Company capitalized $5.8 million of third party costs as a result of the refinancing, of which $0.7 million was paid to one of the Sponsors.
On December 7, 2010, EM LLC entered into an agreement to amend and extend its senior secured credit facility. Holders of an aggregate of $758.7 million of then-outstanding amounts under the term loan agreed to extend the maturity date of their respective portions of the term loan from June 1, 2013 to June 1, 2016. The interest rate payable on these borrowings increased to LIBOR + 4.0%. In addition to the extension of the maturity date of the term loan borrowing, lenders providing $328.3 million of the $442.5 million in total commitments under the revolving credit facility extended their commitments from June 1, 2012 to June 1, 2015. The LIBOR based interest rate payable to lenders that agreed to extend the maturity of their revolving commitments increased by a margin of 2.5%, from LIBOR plus 1.5% to LIBOR plus 4.0%. The prime based interest rate payable to lenders that agreed to extend the maturity of their revolving commitments increased by a margin of 2.5%, from the prime rate plus a margin of 0.5% to the prime rate plus a margin of 3.0%. Lenders with revolving commitments totaling $114.2 million elected not to extend those commitments, which mature on the original maturity date of June 1, 2012 and bear interest at the lower rate. The Company capitalized $2.1 million of third party costs as a result of the refinancing.
Both refinancing transactions described above were accounted for as extinguishments of the old debt and the issuance of new debt. The Company recorded a loss on extinguishment of debt of $9.5 million in the period ended March 31, 2012, which consisted of $2.0 million of previously deferred financing fees that were being amortized through June 2013 and $7.5 million paid to lenders in connection with the refinancing. In the nine month period ended March 31, 2011, the Company recorded a loss on extinguishment of debt of $8.4 million, which included $5.1 million of previously deferred financing fees that were being amortized through June 2013 and $3.3 million paid to lenders in connection with the amendment.

At March 31, 2012, the Company had outstanding letters of credit for $416.8 million, the largest of which are issued to the U.S. Department of Education, which requires that the Company maintain a letter of credit due to the Company's failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit requirement was $414.5 million at March 31, 2012, which equals 15% of the total financial aid under Title IV programs received by students attending the Company's institutions during fiscal 2011. During fiscal 2012, the Company entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit to the U.S. Department of Education in an aggregate face amount at any time outstanding of up to $200.0 million in the aggregate. The Company's obligations with respect to such letters of credit are secured by liens in favor of the lenders on certain of the Company's cash deposits, which must total at least 105% of the aggregate face amount of any outstanding letters of credit. The two facilities mature on November 30, 2013 and March 9, 2014, respectively, or earlier if the existing revolving credit facility is terminated.

On March 31, 2012, in order to fund its current letter of credit obligation to the Department of Education, the Company obtained a $214.5 million letter of credit under its revolving credit facility and used all $200.0 million of capacity under the cash secured letter of credit facilities, in connection with which the Company transferred $210.0 million to restricted cash to satisfy the 105% collateralization requirement.

At March 31, 2012, after giving effect to the letters of credit issued to the U.S. Department of Education, the Company had $225.7 million of remaining borrowing capacity under its revolving credit facility. On June 1, 2012, total borrowing capacity available under the Company’s revolving credit facility, including for the issuance of letters of credit, will decrease from $442.5 million to $328.3 million.

Short-Term Debt
As noted above, the Company had outstanding letters of credit for $416.8 million at March 31, 2012. The Company had no borrowings outstanding under the revolving credit facility at March 31, 2012 and 2011. At June 30, 2011, the Company borrowed $79.0 million under the revolving credit facility in order to satisfy year-end regulatory financial ratios, which the Company repaid on July 1, 2011 from available cash on hand.
At June 30, 2011, the interest rate on amounts outstanding under the revolving credit facility due in June 2012 was 3.75%, which equaled the prime rate plus a margin of 0.50%, and the interest rate on amounts outstanding under the revolving credit facility due in June 2015 was 6.25%, which equaled the prime rate plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility may change based on certain leverage ratios and the Company’s credit ratings. EM LLC is also obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to EM LLC’s satisfaction of certain covenants and financial ratios, which are described in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covenant Compliance.”
Long-Term Debt

The Company’s long-term debt consisted of the following amounts (in thousands):

	March 31, 2012	June 30, 2011	March 31, 2011
Senior secured term loan facility, due in June 2013	$—	$350,503	$351,445
Senior secured term loan facility, due in June 2016	746,560	752,624	754,645
Senior secured term loan facility, due in March 2018, net of $3,660 discount	346,340	—	—
Senior notes due in June 2014, interest payable at 8.75%	375,000	375,000	375,000
Senior subordinated notes	—	—	47,680
Other debt	528	723	786
Total long-term debt	1,468,428	1,478,850	1,529,556
Current portion	(12,076)	(12,076)	(12,076)
Total long term debt, less current portion	$1,456,352	$1,466,774	$1,517,480

The interest rate on the senior secured term loan facility due in June 2013, which equaled three-month LIBOR plus a margin of 1.75%, was 2.00% and 2.06% at June 30, 2011 and March 31, 2011, respectively. The interest rate on the senior secured term loan facility due in June 2016, which equals three-month LIBOR plus a margin spread of 4.00%, was 4.50%, 4.25% and 4.31% at March 31, 2012, June 30, 2011 and March 31, 2011, respectively.

9. DERIVATIVE INSTRUMENTS
EM LLC has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating interest rate risk on its long-term debt. Two such interest rate swaps, each with a notional amount of $375.0 million, expired on July 1, 2011.

In April 2011, EM LLC entered into three new interest rate swap agreements in the aggregate notional amount of $950.0 million, which became effective on July 1, 2011. One swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a rate of 2.935% through June 1, 2013. The other two swap agreements, one of which was entered into with an affiliate of one of the Sponsors, are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.
The fair values of the interest rate swap liabilities were $29.8 million, $19.8 million and $18.6 million at March 31, 2012, June 30, 2011 and March 31, 2011, respectively. The March 31, 2012 and June 30, 2011 fair values were recorded in other long-term liabilities, and the March 31, 2011 fair values were recorded in accrued liabilities on the Company’s accompanying consolidated balance sheets.
On March 30, 2012, the Company replaced $348.6 million of its term loan with a new $350.0 million term loan, as further described in Note 8. Because the interest payable on the new term loan is based on the higher of LIBOR or 1.25% (rather than strictly the prevailing LIBOR) plus a margin of 7.0%, the $325.0 million interest rate swap described above no longer qualifies for cash flow hedge accounting treatment. As a result, the Company recorded the fair value loss of $2.5 million, which would previously have been recorded in other comprehensive loss, as interest expense in the accompanying March 31, 2012 consolidated statement of operations. Future changes in the fair value of this interest rate swap will be recorded as interest expense in the period incurred.
The refinancing of the term loan did not impact the Company's other two swap agreements for notional amounts of $312.5 million. At March 31, 2012, there was a cumulative unrealized loss of $17.2 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
The net change in unrecognized loss on interest rate swaps, net of tax, recorded in other comprehensive loss was as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Reclassification into earnings	$1,963	$6,018	$6,699	$17,796
Periodic revaluation	(3,062)	(328)	(13,927)	(2,459)
Fair value loss of interest rate swap that no longer qualifies for hedge accounting	2,538	—	2,538	—
Net change in unrecognized loss on interest rate swaps, net of tax	$1,439	$5,690	$(4,690)	$15,337

Over the next twelve months, the Company estimates approximately $7.0 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at March 31, 2012.
The Company used “Level Two” inputs, which are defined in Note 10, "Fair Value of Financial Instruments" to value its interest rate swaps. The application of level two inputs includes obtaining quotes from counterparties, which are based on LIBOR forward curves, and assessing non-performance risk based upon published market data.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and fair values of financial instruments (in thousands):

	March 31, 2012		June 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$1,092,900	$1,037,768	$1,103,127	$1,085,768	$1,106,090	$1,082,146
Fixed rate debt	375,528	371,778	375,723	383,223	423,466	431,936
Total long-term debt	$1,468,428	$1,409,546	$1,478,850	$1,468,991	$1,529,556	$1,514,082

The Company determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants and based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The Company uses a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.
Level One - Quoted prices for identical instruments in active markets.
Level Two - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations for which all significant inputs are observable market data.
Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In some cases, the inputs used to measure fair value may meet the definition of more than one level of fair value hierarchy. The lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The fair values of cash and cash equivalents, restricted cash, accounts receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values due to the short-term nature of these instruments. Derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9, “Derivative Instruments.” The fair value of the Company’s fixed rate debt was determined using "Level One" inputs. The fair value of the Company's variable rate debt was determined using "Level Two" inputs. These fair values are based on each instrument’s trading value at the dates presented.

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

The Company's effective tax rate was 5.7% and 35.7%, respectively, for the quarters ended March 31, 2012 and 2011. The Company's effective tax rate was (10.9)% and 37.4%, respectively, for the nine months ended March 31, 2012 and 2011. The effective tax rates in the current periods were significantly impacted by a $495.4 million goodwill impairment recorded during the quarter ended March 31, 2012, of which $379.0 million was not deductible for tax purposes. Excluding the income statement impact of the goodwill impairment, the effective tax rate would have been 38.0% and 38.7% in the three and nine months ended March 31, 2012, respectively. The effective tax rate differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and the accounting related to uncertain tax positions.
As a result of the expiration of certain statutes of limitation with respect to the 2008 and 2007 fiscal years, the Company's liability for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes, decreased by $0.9 million and $4.3 million during the three month periods ended March 31, 2012 and 2011, respectively. The Company's effective tax rate was impacted by $0.7 million and $3.5 million during the three month periods ended March 31, 2012 and 2011, respectively, related to these statutes of limitation expirations.
As of March 31, 2012, the Company's accrual for uncertain tax positions was $4.5 million, excluding interest and the indirect benefits associated with state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits, excluding interest and the indirect benefits associated with state income taxes, will decrease by $0.7 million within the next twelve months due to the expiration of certain statutes of limitation with respect to the 2009 fiscal year. The tax benefit of such decrease, if recognized, will be a discrete item in the third quarter of fiscal year 2013.
The statutes of limitation for the Company's U.S. income tax return are closed for years through fiscal 2008. The statutes of limitation for the Company's state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local income tax returns are generally closed for years through fiscal 2007.

12. CONTINGENCIES
Securities Class Action
On August 11, 2010, a securities class action complaint captioned Gaer v. Education Management Corp., et. al was filed against the Company, certain of its executive officers and directors, and certain underwriters of the Company's initial public offering. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of 1934 due to allegedly false and misleading statements in connection with the Company's initial public offering and the Company's subsequent press releases and filings with the Securities and Exchange Commission. On September 29, 2011, the District Court granted the Company's motion to dismiss the case with prejudice. The plaintiffs appealed the District Court's dismissal of the lawsuit to the Third Circuit Court of Appeals, but on April 17, 2012, voluntarily withdrew their appeal. As a result, the Third Circuit Court of Appeals entered an Order dismissing the appeal with prejudice on April 18, 2012.
Qui Tam Matters
On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel., Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et. al (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice’s decision to intervene in the case. Five of the states listed on the case caption and the District of Columbia have joined the case based on qui tam actions filed under their respective False Claims Acts. The State of Kentucky, which does not have a False Claims Act, filed a motion to intervene in the case under its consumer protection laws, which was denied by the Court. The case, which is pending in the Western District of Pennsylvania, relates to whether the defendants’ compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at EDMC Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company’s schools received over $11 billion in funds from participation in Title IV programs and state financial aid programs during the period of alleged wrongdoing. On October 5, 2011, the Company filed a motion to dismiss the case with prejudice for failure to state a claim upon which relief can be granted. The Company believes the claims to be without merit and intends to vigorously defend itself.
In March 2012, a qui tam action captioned United States of America, ex rel. Jason Sobek v. Education Management Corporation, et al. filed under the federal False Claims Act in January 2010 was unsealed after the U.S. Department of Justice declined to intervene in the case. The case, which is pending in the Western District of Pennsylvania, alleges that the defendants violated the U.S. Department of Education's regulation prohibiting institutions from making substantial misrepresentations to prospective students, did not adequately track student academic progress and violated the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The complaint was filed by a former project associate director of admissions at EDMC Online Higher Education who worked for South University and asserts the relator is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company's institutions were ineligible to participate in Title IV programs during the period of alleged wrongdoing. The Company believes the claims to be without merit and intends to vigorously defend itself.
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
Buirkle APA Program Accreditation Lawsuit
In August 2009, a petition was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy Education Group, Inc. University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In

September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Ms. Powell-Kissinger as a defendant. The plaintiffs filed an amended petition in state court in January 2010 under the name of Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The petition alleges that, prior to the plaintiffs’ enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation of the American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs’ career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remaining lawsuits in the case were stayed pending the resolution of the three arbitrations.
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
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General announced an investigation of the business practices of for-profit post-secondary schools and that subpoenas were issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of March 31, 2012, June 30, 2011 and March 31, 2011. The results of operations for the three and nine months ended March 31, 2012 and 2011 and of condensed cash flows for the nine months ended March 31, 2012 and 2011 are also presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$227,263	$47	$6,997	$—	$234,307	$53,196	$—	$287,503
Restricted cash	48,243	—	235,810	—	284,053	—	—	284,053
Student and other receivables, net	3,841	174	156,319	—	160,334	(1)	—	160,333
Inventories	—	117	9,918	—	10,035	—	—	10,035
Other current assets	26,653	218	97,218	—	124,089	—	—	124,089
Total current assets	306,000	556	506,262	—	812,818	53,195	—	866,013
Property and equipment, net	69,445	7,657	581,563	—	658,665	—	—	658,665
Intercompany balances	665,834	(29,550)	(742,409)	—	(106,125)	106,125	—	—
Other long-term assets	53,451	—	(1,345)	—	52,106	—	—	52,106
Investment in subsidiaries	1,989,615	—	—	(1,989,615)	—	1,533,959	(1,533,959)	—
Intangible assets, net	1,950	42	456,852	—	458,844	—	—	458,844
Goodwill	7,328	—	2,076,423	—	2,083,751	—	—	2,083,751
Total assets	$3,093,623	$(21,295)	$2,877,346	$(1,989,615)	$3,960,059	$1,693,279	$(1,533,959)	$4,119,379
Liabilities and shareholders' equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	37,679	4,880	500,324	—	542,883	(4)	—	542,879
Total current liabilities	49,529	4,880	500,550	—	554,959	(4)	—	554,955
Long-term debt, less current portion	1,456,050	—	302	—	1,456,352	—	—	1,456,352
Other long-term liabilities	52,839	376	188,043	—	241,258	2	—	241,260
Deferred income taxes	1,246	265	172,020	—	173,531	(124)	—	173,407
Total liabilities	1,559,664	5,521	860,915	—	2,426,100	(126)	—	2,425,974
Total shareholders' equity (deficit)	1,533,959	(26,816)	2,016,431	(1,989,615)	1,533,959	1,693,405	(1,533,959)	1,693,405
Total liabilities and shareholders’ equity (deficit)	$3,093,623	$(21,295)	$2,877,346	$(1,989,615)	$3,960,059	$1,693,279	$(1,533,959)	$4,119,379

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(16,816)	$270	$369,637	$—	$353,091	$50,133	$—	$403,224
Restricted cash	30,685	—	16,828	—	47,513	—	—	47,513
Student and other receivables, net	3,758	78	169,121	—	172,957	—	—	172,957
Inventories	(296)	172	9,718	—	9,594	—	—	9,594
Other current assets	25,229	586	110,432	—	136,247	—	—	136,247
Total current assets	42,560	1,106	675,736	—	719,402	50,133	—	769,535
Property and equipment, net	71,417	7,552	618,408	—	697,377	—	—	697,377
Intangible assets, net	2,300	51	460,036	—	462,387	—	—	462,387
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	1,206,483	(29,516)	(1,364,493)	—	(187,526)	187,526	—	—
Other long-term assets	30,229	—	16,384	—	46,613	—	—	46,613
Investment in subsidiaries	2,189,422	—	—	(2,189,422)	—	1,866,158	(1,866,158)	—
Total assets	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043
Liabilities and shareholders' equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$90,850	$—	$226	$—	$91,076	$—	$—	$91,076
Other current liabilities	94,837	3,517	347,514	—	445,868	(3)	—	445,865
Total current liabilities	185,687	3,517	347,740	—	536,944	(3)	—	536,941
Long-term debt, less current portion	1,466,277	—	497	—	1,466,774	—	—	1,466,774
Other long-term liabilities	42,841	433	181,426	—	224,700	—	—	224,700
Deferred income taxes	(11,224)	265	233,767	—	222,808	(124)	—	222,684
Total liabilities	1,683,581	4,215	763,430	—	2,451,226	(127)	—	2,451,099
Total shareholders' equity (deficit)	1,866,158	(25,022)	2,214,444	(2,189,422)	1,866,158	2,103,944	(1,866,158)	2,103,944
Total liabilities and shareholders’ equity (deficit)	$3,549,739	$(20,807)	$2,977,874	$(2,189,422)	$4,317,384	$2,103,817	$(1,866,158)	$4,555,043

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$543,502	$10,636	$9,919	$—	$564,057	$49,098	$—	$613,155
Restricted cash	21,571	—	31,336	—	52,907	—	—	52,907
Student and other receivables, net	(77)	101	125,273	—	125,297	4	—	125,301
Inventories	(254)	117	11,922	—	11,785	—	—	11,785
Other current assets	31,085	418	76,649	—	108,152	—	—	108,152
Total current assets	595,827	11,272	255,099	—	862,198	49,102	—	911,300
Property and equipment, net	70,212	7,172	618,377	—	695,761	—	—	695,761
Intangible assets, net	2,445	53	461,047	—	463,545	—	—	463,545
Goodwill	7,328	—	2,571,803	—	2,579,131	—	—	2,579,131
Intercompany balances	692,994	(106,974)	(857,282)	—	(271,262)	271,262	—	—
Other long-term assets	33,247	44,196	12,473	—	89,916	(1)	—	89,915
Investment in subsidiaries	2,138,249	—	—	(2,138,249)	—	1,837,633	(1,837,633)	—
Total assets	$3,540,302	$(44,281)	$3,061,517	$(2,138,249)	$4,419,289	$2,157,996	$(1,837,633)	$4,739,652
Liabilities and shareholders' equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	149,582	3,881	513,492	—	666,955	(2)	—	666,953
Total current liabilities	161,432	3,881	513,718	—	679,031	(2)	—	679,029
Long-term debt, less current portion	1,516,920	—	560	—	1,517,480	—	—	1,517,480
Other long-term liabilities	32,726	1,325	173,444	—	207,495	—	—	207,495
Deferred income taxes	(8,409)	(23,987)	210,046	—	177,650	(260)	—	177,390
Total liabilities	1,702,669	(18,781)	897,768	—	2,581,656	(262)	—	2,581,394
Total shareholders' equity (deficit)	1,837,633	(25,500)	2,163,749	(2,138,249)	1,837,633	2,158,258	(1,837,633)	2,158,258
Total liabilities and shareholders’ equity (deficit)	$3,540,302	$(44,281)	$3,061,517	$(2,138,249)	$4,419,289	$2,157,996	$(1,837,633)	$4,739,652

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,430	$701,069	$—	$702,499	$—	$—	$702,499
Costs and expenses:
Educational services	26,948	2,518	354,818	—	384,284	(1,971)	—	382,313
General and administrative	(21,211)	85	210,736	—	189,610	2,028	—	191,638
Depreciation and amortization	6,626	142	33,842	—	40,610	—	—	40,610
Goodwill impairment	—	—	495,380	—	495,380	—	—	495,380
Total costs and expenses	12,363	2,745	1,094,776	—	1,109,884	57	—	1,109,941
Income (loss) before loss on extinguishment of debt, interest and income taxes	(12,363)	(1,315)	(393,707)	—	(407,385)	(57)	—	(407,442)
Interest (income) expense, net	24,826	—	599	—	25,425	(1)	—	25,424
Loss on extinguishment of debt	9,474	—	—	—	9,474	—	—	9,474
Equity in earnings of subsidiaries	331,525	—	—	(331,525)	—	417,060	(417,060)	—
Income (loss) before income taxes	(378,188)	(1,315)	(394,306)	331,525	(442,284)	(417,116)	417,060	(442,340)
Provision for (benefit from) income taxes	38,872	294	(64,390)	—	(25,224)	—	—	(25,224)
Net income (loss)	$(417,060)	$(1,609)	$(329,916)	$331,525	$(417,060)	$(417,116)	$417,060	$(417,116)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,699	$752,641	$—	$754,340	$—	$—	$754,340
Costs and expenses:
Educational services	20,567	15,923	345,213	—	381,703	—	—	381,703
General and administrative	(26,170)	(651)	217,332	—	190,511	57	—	190,568
Depreciation and amortization	6,695	81	30,372	—	37,148	—	—	37,148
Total costs and expenses	1,092	15,353	592,917	—	609,362	57	—	609,419
Income (loss) before loss on extinguishment of debt, interest and income taxes	(1,092)	(13,654)	159,724	—	144,978	(57)	—	144,921
Interest (income) expense, net	32,110	(1,233)	598	—	31,475	(11)	—	31,464
Equity in earnings of subsidiaries	(94,437)	—	—	94,437	—	(73,029)	73,029	—
Income (loss) before income taxes	61,235	(12,421)	159,126	(94,437)	113,503	72,983	(73,029)	113,457
Provision for (benefit from) income taxes	(11,794)	(4,569)	56,837	—	40,474	—	—	40,474
Net income (loss)	$73,029	$(7,852)	$102,289	$(94,437)	$73,029	$72,983	$(73,029)	$72,983

CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$6,106	$2,115,676	$—	$2,121,782	$—	$—	$2,121,782
Costs and expenses:
Educational services	69,525	7,802	1,058,494	—	1,135,821	(1,971)	—	1,133,850
General and administrative	(61,280)	(441)	639,757	—	578,036	2,143	—	580,179
Depreciation and amortization	19,590	363	98,741	—	118,694	—	—	118,694
Goodwill impairment	—	—	495,380		495,380			495,380
Total costs and expenses	27,835	7,724	2,292,372	—	2,327,931	172	—	2,328,103
Income (loss) before interest and income taxes	(27,835)	(1,618)	(176,696)	—	(206,149)	(172)	—	(206,321)
Interest (income) expense, net	77,273	—	1,871	—	79,144	(5)	—	79,139
Loss on extinguishment of debt	9,474	—	—	—	9,474	—	—	9,474
Equity in earnings of subsidiaries	199,807	—	—	(199,807)	—	326,868	(326,868)	—
Income (loss) before income taxes	(314,389)	(1,618)	(178,567)	199,807	(294,767)	(327,035)	326,868	(294,934)
Provision for (benefit from) income taxes	12,479	176	19,446	—	32,101	—	—	32,101
Net income (loss)	$(326,868)	$(1,794)	$(198,013)	$199,807	$(326,868)	$(327,035)	$326,868	$(327,035)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended March 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$3,395	$2,188,843	$—	$2,192,238	$—	$—	$2,192,238
Costs and expenses:
Educational services	55,674	28,206	1,029,504	—	1,113,384	—	—	1,113,384
General and administrative	(75,816)	(1,682)	641,644	—	564,146	171	—	564,317
Depreciation and amortization	18,343	247	88,958	—	107,548	—	—	107,548
Total costs and expenses	(1,799)	26,771	1,760,106	—	1,785,078	171	—	1,785,249
Income (loss) before interest, loss on extinguishment of debt and income taxes	1,799	(23,376)	428,737	—	407,160	(171)	—	406,989
Interest (income) expense, net	89,013	(3,305)	1,847	—	87,555	(39)	—	87,516
Loss on extinguishment of debt	8,363	—	—	—	8,363	—	—	8,363
Equity in earnings of subsidiaries	(254,673)	—	—	254,673	—	(194,841)	194,841	—
Income (loss) before income taxes	159,096	(20,071)	426,890	(254,673)	311,242	194,709	(194,841)	311,110
Provision for (benefit from) income taxes	(35,745)	(7,506)	159,652	—	116,401	—	—	116,401
Net income (loss)	$194,841	$(12,565)	$267,238	$(254,673)	$194,841	$194,709	$(194,841)	$194,709

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(187,444)	$409	$336,648	$149,613	$3,063	$152,676
Cash flows from investing activities:
Expenditures for long-lived assets	(6,819)	(752)	(57,108)	(64,679)	—	(64,679)
Other investing activities	—	—	(14,248)	(14,248)	—	(14,248)
Net cash flows used in investing activities	(6,819)	(752)	(71,356)	(78,927)	—	(78,927)
Cash flows from financing activities:
Net repayments of debt and other	(98,874)	—	(195)	(99,069)	—	(99,069)
Common stock repurchased and stock option exercises	—	—	—	—	(90,138)	(90,138)
Intercompany transactions	537,216	120	(627,474)	(90,138)	90,138	—
Net cash flows provided by (used in) financing activities	438,342	120	(627,669)	(189,207)	—	(189,207)
Effect of exchange rate changes on cash and cash equivalents	—	—	(263)	(263)	—	(263)
Increase (decrease) in cash and cash equivalents	244,079	(223)	(362,640)	(118,784)	3,063	(115,721)
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224
Ending cash and cash equivalents	$227,263	$47	$6,997	$234,307	$53,196	$287,503

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(43,736)	$(9,878)	$566,637	$513,023	$791	$513,814
Cash flows from investing activities:
Expenditures for long-lived assets	(10,730)	(1,096)	(94,498)	(106,324)	—	(106,324)
Other investing activities	—	—	(18,354)	(18,354)	—	(18,354)
Net cash flows used in investing activities	(10,730)	(1,096)	(112,852)	(124,678)	—	(124,678)
Cash flows from financing activities:
Net repayments of debt and other	(14,298)	—	(295)	(14,593)	—	(14,593)
Common stock repurchased and stock option exercises	—	—	—	—	(135,005)	(135,005)
Intercompany transactions	600,744	21,296	(757,045)	(135,005)	135,005	—
Net cash flows provided by (used in) financing activities	586,446	21,296	(757,340)	(149,598)	—	(149,598)
Effect of exchange rate changes on cash and cash equivalents	—	—	71	71	—	71
Increase (decrease) in cash and cash equivalents	531,980	10,322	(303,484)	238,818	791	239,609
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546
Ending cash and cash equivalents	$543,502	$10,636	$9,919	$564,057	$49,098	$613,155

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Trends, Developments and Challenges

During the quarter ended March 31, 2012, principally as a result of lower current and projected student enrollment levels, as well as a decline in market capitalization during the quarter, we determined that our four education systems (which are our reporting units) had indicators of impairment.

Regulatory changes and other factors have impacted our business in a variety of ways, some of which we believe have adversely affected our student enrollment levels and our operating results. We believe that enrollment declines are principally due to economic conditions, student concern with the cost of education, the impact of new regulations on the for-profit post-secondary education industry and negative publicity regarding the industry. The enrollment declines resulting from these factors have negatively impacted each of our reporting units to varying degrees and are expected to have an ongoing effect on our future results.

Accordingly, the Company prepared a new long range forecast in the third quarter of fiscal 2012. The results of this forecast were significantly below prior projections. Consequently, we determined that an interim impairment analysis of all four of our education systems was required. After completing step one of the impairment test, we concluded that the Argosy University ("AU"), Brown Mackie Colleges ("BMC") and South University ("SU") reporting units had carrying values in excess of their estimated fair values. Therefore, we performed step two impairment tests for each of these reporting units, as a result of which we recorded goodwill impairment charges of $155.9 million, $254.6 million and $84.9 million AU, BMC and SU, respectively.

We did not perform the second step of the impairment analysis for The Art Institutes reporting unit because the first step revealed that it has a fair value approximately 10% above its carrying value. Further, if we had selected a discount rate 0.5% higher than the discount rate utilized, The Art Institutes reporting unit would still have had a fair value more than 5% above its carrying value.

As a result of the impairment charges described above, the Company's total goodwill balance decreased from $2.6 billion to $2.1 billion.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	54.4%	50.6%	53.4%	50.8%
General and administrative	27.3%	25.3%	27.3%	25.7%
Depreciation and amortization	5.8%	4.9%	5.6%	4.9%
Goodwill impairment	70.5%	—%	23.3%	—%
Total costs and expenses	158.0%	80.8%	109.6%	81.4%
Income (loss) before interest, loss on extinguishment of debt and income taxes	(58.0)%	19.2%	(9.6)%	18.6%
Interest expense, net	3.6%	4.2%	3.7%	4.0%
Loss on extinguishment of debt	1.3%	—%	0.4%	0.4%
Income (loss) before income taxes	(62.9)%	15.0%	(13.7)%	14.2%
Provision for (benefit from) income taxes	(3.6)%	5.4%	1.5%	5.3%
Net income (loss)	(59.3)%	9.6%	(15.2)%	8.9%
Three months ended March 31, 2012 (current quarter) compared to the three months ended March 31, 2011 (prior year quarter)
All basis point changes are presented as a percentage of net revenues in each period of comparison.
Net revenues
Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments, and our first fiscal quarter is typically the lowest revenue recognition quarter of our fiscal year due to student vacations. However, the seasonality of our business has decreased over the last several years due to the percentage of students enrolling in our online programs, which generally experience less seasonal fluctuations than campus-based programs.
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

The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during such period. We believe that the size of our student population at our campuses is influenced by a number of factors. These factors include, among others, the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the persistence of our students, the length of the education programs that we offer and our overall educational reputation. We seek to grow our average student population by offering additional programs at existing schools and by establishing new school locations, whether through new facility start-up or acquisition.
Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. However, our ability to raise tuition has been limited by the gainful employment regulations issued by the U.S. Department of

Education in June 2011, because potential increases in student borrowing to pay higher tuition costs could negatively impact the financial ratios by which the U.S. Department of Education will measure compliance with the new regulations. Total tuition and fees can exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. We have increased the number of funding options available to students over the last several years due to significant decreases in the availability of private loans for students to cover this financing gap. For example, we have extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation, which may continue to result in higher bad debt expense as a percentage of our net revenues in future periods.
Net revenues for the three months ended March 31, 2012 was $702.5 million, a decrease of 6.9% from the prior year quarter. The decrease in net revenues from the prior year quarter was primarily driven by a 9.3% decrease in January 2012 student enrollment as compared to January 2011 student enrollment, offset in part by greater revenue per student due to a larger percentage of on-ground students in the current quarter as compared to the quarter ended March 31, 2011. Students attending classes at on-ground schools typically take higher average credit loads than fully online students. Average tuition rates were also approximately 1% higher in the current quarter compared to the the prior year quarter
Educational services expense
Educational services expense, the largest component of our operating expenses, consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, information systems costs and bad debt expense.
Educational services expense increased by $0.6 million, or 0.2%, to $382.3 million in the current quarter. As a percentage of net revenues, educational services expense increased by 382 basis points compared to the quarter ended March 31, 2011. During the current year quarter, we recognized $3.0 million of restructuring and lease termination expenses at two of our education systems, which contributed to an increase of 43 basis points compared to the prior year quarter. During the prior year quarter, we recognized a $13.2 million fair value adjustment on the EFL Loans, which accounted for an increase of 176 basis points in the prior year quarter. After adjusting for the these items, educational services expense increased by 515 basis points compared to the prior year quarter. This increase was due primarily to decreases in average class size due to lower student enrollment in the current quarter compared to the prior year quarter and the resulting loss of operating leverage.
Salaries and benefits expenses plus third party costs related to the outsourcing of facilities management at one of our education systems increased 319 basis points as a percentage of net revenues compared to the prior year quarter. In addition, non-capital investments in technology and other infrastructure intended to further enhance the student experience also contributed to the increase in educational services expense. Bad debt expense increased 160 basis points to $41.2 million in the current quarter compared to $32.2 million for the prior year quarter. The increase in bad debt expense as a percentage of net revenues was primarily due to higher delinquency rates, larger receivable balances related to continued credit extension to our students and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods if students continue to utilize this funding source. Finally, rent expense associated with schools increased 34 basis points as a percentage of net revenues compared to the prior year quarter, due to the loss of operating leverage.
The remaining net increase of two basis points resulted from changes in other costs, none of which were individually significant.

General and administrative expense
General and administrative expense consists primarily of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, and other departments that do not provide direct services to students attending our schools.
General and administrative expense was $191.6 million for the current quarter, an increase of 0.6% from $190.5 million in the prior year quarter. As a percentage of net revenues, general and administrative expense increased 202 basis points compared to the quarter ended March 31, 2011. During the current year quarter, we recognized $2.9 million of restructuring expenses, which contributed to an increase of 42 basis points against the prior year quarter. After adjusting for this item, general and administrative expense increased by 160 basis points compared to the prior year quarter. Marketing and admissions costs were 23.1% of net revenues in the current quarter compared to 21.9% of net revenues in the prior year quarter, an increase of 116 basis points. These costs increased in the current quarter as a percentage of net revenues primarily due to a decline in the percentage of prospective students who ultimately enrolled in one of our schools. Salaries and benefits expense related to other personnel also increased by 25 basis points due primarily to increased staffing to support certain centralization initiatives and a decrease in operating leverage due to lower student enrollment quarter to quarter. A $4.2 million benefit from the favorable outcome of a state capital tax matter contributed to lower expense in the prior year quarter resulting in an increase of 56 basis points quarter over quarter.
Partially offsetting the above increases was a 32 basis point decrease in legal and consulting costs and a five basis point decrease in other costs, none of which were individually significant.
Depreciation and amortization expense
Depreciation and amortization of long-lived assets was $40.6 million in the current quarter, an increase of 9.3% from the prior year quarter. As a percentage of net revenues, depreciation and amortization expense increased by 86 basis points compared to the prior year quarter, due primarily to the effect of amortization of assets placed into service in the latter half of fiscal 2011 coupled with lower net revenues when compared to the prior year quarter.
Goodwill impairment
As described above in Key Trends, Developments and Challenges, we recorded an impairment charge of $495.4 million in the quarter ended March 31, 2012. See also Part I, Item 1, Note 5 of this Quarterly Report on Form 10-Q.
Interest expense, net
Net interest expense was $25.4 million in the current quarter, a decrease of $6.0 million from the prior year quarter. The decrease in net interest expense is primarily related to lower rates on our interest rate swaps and the retirement of $47.7 million of Senior Subordinated Notes in June 2011, partially offset by higher interest rates on our term loan.
Loss on extinguishment of debt
On March 30, 2012, we completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under our senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt of $9.5 million in the current quarter. This loss was comprised of $2.0 million of previously deferred financing fees that were being amortized through June 2013 and $7.5 million in fees paid to lending institutions to complete the refinancing.
Provision for income taxes
Our effective tax rate was 5.7% for the quarter ended March 31, 2012 and 35.7% for the quarter ended March 31, 2011. The effective rate in the current quarter was significantly impacted by a $495.4 million goodwill impairment we recorded, of which $379.0 million was not deductible for tax purposes (See Part I, Item 1, Note 5 of this Quarterly Report on Form 10-Q). Also during the current quarter, we reduced tax expense by $0.7 million due to the reversal of uncertain tax liabilities upon the expiration of statutes of limitation from the 2008 fiscal year. During the prior year quarter, we reduced tax expense by $3.5 million due to the reversal of uncertain tax liabilities upon the expiration of statutes of limitation from the 2007 fiscal year.
After adjusting for the above discrete items, our effective tax rate would have been 39.4% for the quarter ended March 31, 2012 and 38.8% for the quarter ended March 31, 2011. The effective tax rates differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.
Nine months ended March 31, 2012 (current period) compared to the nine months ended March 31, 2011 (prior year period)
All basis point changes are presented as a percentage of net revenues in each period of comparison.

Net revenues
Net revenues for the nine months ended March 31, 2012 decreased 3.2% to $2,121.8 million, compared to $2,192.2 million in the same period a year ago. The decrease in net revenues from the prior year period was primarily driven by a 4.6% decrease in average student enrollment, partially offset by an average tuition increase of 1.9% in the current year period.
Educational services expense
Educational services expense increased by $20.5 million, or 1.8%, to $1,133.8 million in the current period. As a percentage of net revenues, educational services expense increased by 265 basis points compared to the nine month period ended March 31, 2011. This increase was due primarily to decreases in average class size due to lower student enrollment in the current period compared to the prior year period and the resulting loss of operating leverage.
Salaries and benefits expenses plus third party costs related to the outsourcing of facilities management at one of our education systems increased 272 basis points as a percentage of net revenues compared to the prior year period. In addition, non-capital investments in technology and other infrastructure intended to further enhance the student experience also contributed to the increase in educational services expense. Bad debt expense increased 72 basis points to $117.7 million in the current period compared to $105.8 million for the prior year period. The increase in bad debt expense as a percentage of net revenues was primarily due to higher delinquency rates, larger receivable balances related to continued credit extension to our students and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. The extension of our credit terms to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods if students continue to utilize this funding source.  Rent expense, which includes $2.5 million of lease termination fees in the current year, increased slightly from $137.0 million in the prior year to $137.1 in the current year accounting for an increase of 21 basis points as a percentage of net revenues.
These increases were partially offset by a decrease due to recording non-cash fair value adjustments on our EFL portfolio in the prior year period of $21.4 million, or 97 basis points. The remaining net decrease of three basis points consists of other costs, none of which are individually significant.
General and administrative expense
General and administrative expense was $580.2 million for the current period, an increase of 2.8% from $564.3 million in the prior year period. As a percentage of net revenues, general and administrative expense increased 160 basis points compared to the nine months ended March 31, 2011.
Marketing and admissions costs were 23.1% of net revenues in the current period compared to 22.0% of net revenues in the prior year period, an increase of 106 basis points. These costs increased in the current period due to a decline in the percentage of prospective students who ultimately enrolled in one of our schools. Salaries and benefits expense related to other personnel also increased by 86 basis points due primarily to increased staffing to support certain centralization initiatives and a decrease in operating leverage due to lower student enrollment in the current period compared to the prior year period.
Partially offsetting these increases was a 42 basis point decrease in legal and consulting costs, as well as a ten basis point increase in other costs, none of which were individually significant.

Depreciation and amortization expense
Depreciation and amortization of long-lived assets was $118.7 million in the current period, an increase of 10.4% from the prior year period. As a percentage of net revenues, depreciation and amortization expense increased by 69 basis points compared to the prior year period. The increase in depreciation and amortization as a percentage of net revenues is primarily due to the effect of amortization of assets placed into service in the latter half of fiscal 2011 and lower net revenues period over period.
Goodwill impairment
As described in Key Trends, Developments and Challenges, we recorded an impairment charge of $495.4 million during the period ended March 31, 2012. See also Part I, Item 1, Note 5 of this Quarterly Report on Form 10-Q.
Interest expense, net
Net interest expense was $79.1 million in the current period, a decrease of $8.4 million from the prior year period. The decrease in net interest expense is primarily related to lower rates on our interest rate swaps and the retirement of $47.7 million of Senior Subordinated Notes in June 2011.
Loss on extinguishment of debt
On March 30, 2012, we completed a refinancing of $348.6 million of our $1.1 billion term loan that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt of $9.5 million in the current period. This loss included $2.0 million of previously deferred financing fees that were being amortized through June 2013 and $7.5 million in fees paid to lending institutions to complete the refinancing.

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
Provision for income taxes
Our effective tax rate was (10.9%) for the nine months ended March 31, 2012 and 37.4% for the nine months ended March 31, 2011. The effective rate in the current year period was significantly impacted by a $495.4 million goodwill impairment we recorded, of which $379.0 million was not deductible for tax purposes (See Part I, Item 1, Note 5). Also during the current year period, we reduced tax expense by $0.7 million due to the reversal of uncertain tax liabilities upon the expiration of statutes of limitation from the 2008 fiscal year. During the prior year period, we reduced tax expense by $3.5 million due to the reversal of uncertain tax liabilities upon the expiration of statutes of limitation from the 2007 fiscal year.
After adjusting for the above discrete items, our effective tax rate would have been 39.0% for the nine month period ended March 31, 2012 and 38.6% for the nine month period ended March 31, 2011. The effective tax rates differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.

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
Operating cash flows
Cash provided by operating activities for the nine month period ended March 31, 2012 was $152.7 million compared to $513.8 million in the prior year period. The decrease in cash provided by operating activities was due in part to the transfer in March 2012 of $210.0 million to restricted cash in connection with the issuance of letters of credit under our cash secured letter of credit facilities. These facilities are being used to help satisfy our letter of credit requirement with the U.S. Department of Education. In addition, reduced operating performance also negatively impacted cash flow from operations as compared to the prior year period.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the nine month period ended March 31, 2012, there were no significant changes to the start dates of academic terms in session as compared to the prior year period.
The extent to which we extend credit to our students has increased over the last several years due to decreases in the availability of private loans for students. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Beginning in fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation. This additional extension of credit has resulted in increases in bad debt expense and may result in higher bad debt expense as a percentage of our net revenues in future periods if students continue to utilize this funding source. Because the extended payment plans are not federal student loans, these plans will not directly affect our published student loan default rates. However, these extended credit terms may have an indirect negative impact on default rates because our students effectively may have more total debt upon graduation.

We accrued $4.5 million as of March 31, 2012 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may be required to pay the amounts accrued in future periods if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

During fiscal 2012, we entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit to the U.S. Department of Education in an aggregate face amount at any time outstanding of up to $200.0 million. Our obligations with respect to such letters of credit are secured by liens in favor of the lenders on certain of our cash deposits, which must total at least 105% of the aggregate face amount of any outstanding letters of credit. The two facilities mature on November 30, 2013 and March 9, 2014, respectively, or earlier if our existing revolving credit facility is terminated. At March 31, 2012, we fully utilized both cash secured letter of credit facilities in connection with the issuance of the required letters of credit to the U.S. Department of Education and, accordingly, we transfered $210.0 million to restricted cash to collateralize the letters of credit.
Federal Family Education Loan (FFEL)/Direct Loan Programs and Private Student Loans
We collected the substantial majority of our consolidated net revenues during fiscal 2011 from the receipt by students of Title IV financial aid program funds. On a consolidated basis, cash received by students attending our institutions from Title IV programs during fiscal 2011 represented approximately 74% of our total cash receipts. These receipts include stipends, or receipts by students of financing in excess of tuition and fees paid to our institutions and used for living and other expenses incurred while attending school, which are not included in our consolidated net revenue. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as military aid, the percentage of revenues derived by our institutions from Title IV programs during fiscal 2011 ranged from approximately 57% to approximately 88%, with a weighted average of approximately 78%.

Our students' reliance on private loans has decreased substantially during the last three fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. However, this trend was partially offset in fiscal 2009, 2010 and 2011 by our involvement in the EFL program we introduced in August 2008. Because we terminated the program as of June 30, 2011, we increased the extension of credit to our students for periods of up to 36 months beyond graduation.
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
Under a non-term academic structure, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period. The student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition. However, in a non-term environment, Title IV draws are generally based on when a student takes a class, which results in higher restricted cash and advance payment balances than in a term-based environment. In addition, the transition to a non-term academic structure may result in a reduction in cash flow from operations due to more cash being restricted compared to prior periods. At March 31, 2012 and 2011, we had $43.2 million and $21.4 million, respectively, in restricted cash related to non-term disbursements.
Investing cash flows
Capital expenditures were $64.7 million, or 3.0% of net revenues, for the nine month period ended March 31, 2012 compared to $106.3 million, or 4.9% of net revenues, for the prior year period. We expect capital expenditures in fiscal 2012 to be approximately 4.0% of net revenues, compared to 4.9% of net revenues in fiscal 2011.

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
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. At March 31, 2012, we had $1,468.4 million in aggregate indebtedness outstanding, the largest portion of which is a senior secured credit facility that we obtained in connection with the Transaction in addition to our $375.0 million senior notes. The senior secured credit facility currently consists of a $1.1 billion term loan and a $442.5 million revolving credit facility, of which a maximum of $425.0 million is available for the issuance of letters of credit. Total borrowing capacity under the revolving credit facility will decrease to $328.3 million on June 1, 2012. On March 30, 2012, we completed a refinancing of $348.6 million of our $1.1 billion term loan that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. Refer to Part I, Item 1, Note 8 for more details.
At March 31, 2012, an aggregate of $416.8 million in letters of credit were outstanding under the revolving credit facility, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement was $414.5 million at March 31, 2012, which equals 15% of the total Title IV aid received by students attending our institutions during fiscal 2011. In order to provide the requisite letters of credit, we used all $200.0 million of capacity under our cash secured letter of credit facilities and $214.5 million of letter of credit capacity under the revolving credit facility. The letters of credit outstanding under the revolving credit facility reduced the amount available for borrowing under the revolving credit facility to $225.7 million at March 31, 2012.
We borrowed $79.0 million under the revolving credit facility at June 30, 2011 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2011 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2011.
In June 2010, we adopted a stock repurchase program which currently permits the repurchase of up to $375.0 million of our common stock through December 31, 2012. Pursuant to this program, we repurchased 17.8 million shares of our common stock at a total cost of $317.9 million through March 31, 2012 and have repurchased a total of 18.1 million shares of our common stock for $321.9 million through April 30, 2012. Continued stock repurchases through the repurchase program during fiscal 2012 will contribute to a decrease in our weighted average diluted shares compared to prior years. See Part I, Item 1, Note 3 of this Quarterly Report on Form 10-Q.
At March 31, 2012, total indebtedness outstanding under the Senior Notes issued by EM LLC, which EDMC has guaranteed, was $375.0 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Part I, Item 1, Note 8 to our consolidated financial statements for more information.

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
In October 2011, the U.S. Department of Education requested nominations for individual negotiators for two negotiation teams to address teacher preparation and student loan issues. These negotiations began in January 2012 and concluded in April 2012. If the work of either or both of these committees results in proposals for specific new regulations, the U.S. Department of Education is required to finalize and publish the new regulations by November 1, 2012, in order for the new regulations to take effect July 1, 2013.

The U.S. Department of Education and its Office of Inspector General may conduct program reviews or audits, respectively, of our institutions’ participation in Title IV programs. During fiscal 2011, the U.S. Department of Education performed program reviews of five of our institutions, of which one is fully resolved. We have provided an initial response to three of the remaining four program reviews and have not received the initial reports with respect to the final remaining review. Based on the respective program review verbal exit interviews, we do not anticipate that the results of any of these reviews will have a material impact on our financial position, results of operations or cash flows.
An additional program review was performed at one of our institutions during the first six months of fiscal 2012. We received the initial report on February 8, 2012 and have submitted responses to five of the seven findings contained in the report. We currently anticipate responding to the remaining two findings during the current fiscal quarter.
Contingencies
See Part I, Item 1, Note 12 of this Quarterly Report on Form 10-Q.
New Accounting Standards Not Yet Adopted
See Part I, Item 1, Note 1 of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
EBITDA, a measure used by management to measure operating performance, is defined as net income plus interest expense, net, provision for income taxes and depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company, depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is calculated as follows (in millions):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Net income (loss)	$(417.1)	$73.0	$(327.0)	$194.7
Interest expense, net	25.4	31.5	79.1	87.5
Loss on the extinguishment of debt (1)	9.5	—	9.5	8.4
Provision for (benefit from) income taxes	(25.2)	40.5	32.1	116.4
Depreciation and amortization	40.6	37.1	118.7	107.5
EBITDA	$(366.8)	$182.1	$(87.6)	$514.5

(1)
On March 30, 2012, we completed a refinancing of the $348.6 million portion of our $1.1 billion term loan that was due to mature in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. As a result, we recorded a loss on extinguishment of debt in the three and nine months ended March 31, 2012 of $9.5 million, which consisted of $2.0 million of previously deferred financing fees and $7.5 million of amounts paid to lenders.

On December 7, 2010, we finalized an agreement to amend and extend our senior secured credit facility. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt in the nine months ended March 31, 2011, which consisted of $5.1 million of previously deferred financing fees that were being amortized through June 2013 and $3.3 million for fees paid to lenders in connection with the amendment.

Covenant Compliance

Under its senior secured credit facility, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of March 31, 2012, it was in compliance with the financial and non-financial covenants included in its senior secured credit facility. EM LLC’s continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
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

For the 12 Month Period Ended March 31, 2012
Net income	$(292.1)
Interest expense, net	112.3
Loss on extinguishment of debt (1)	12.4
Provision for income taxes	55.5
Depreciation and amortization	157.6
EBITDA	45.7
Goodwill impairment (2)	495.4
Reversal of impact of unfavorable leases (3)	(0.3)
Severance and relocation	14.2
Capital taxes	1.8
Non-cash compensation (4)	12.7
Adjusted EBITDA—Covenant Compliance	$569.5

(1)	In March 2012, we recorded a $9.5 million loss on extinguishment of debt in connection with the refinancing of $348.6 million of our $1.1 billion term loan. Also included is a loss of $3.0 million on the retirement of the remaining portion of our senior subordinated notes in June 2011.

(2)
As a result of current and projected future enrollment trends, as well as a decline in market capitalization, we performed an interim impairment review at all education systems in the quarter ended March 31, 2012. This impairment review resulted in non-cash impairment charges at three of our four education systems totaling $495.4 million.

(3)
Represents non-cash reduction to rent expense due to the amortization on $7.3 million of unfavorable lease liabilities resulting from fair value adjustments required under purchase accounting as part of the Transaction.

(4)	Represents non-cash expense for stock options and restricted stock.
Our covenant requirements and actual ratios for the 12 months ended March 31, 2012 are as follows:

Senior secured credit facility	Covenant Requirements	Actual Ratios
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.50x	5.07x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 4.00x	2.17x
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
Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to: the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of on-ground and online students enrolled in our programs; changes in average registered credits taken by students; our ability to maintain eligibility to participate in Title IV programs; other changes in our students’ ability to access federal and state financial aid, as well as private loans from third-party lenders; any difficulties we may face in opening new schools, growing our online academic programs and otherwise implementing our growth strategy; increased or unanticipated legal and regulatory costs; the results of program reviews and audits; changes in accreditation standards; the implementation of new operating procedures for our fully online programs; the implementation of program initiatives in response to the U.S. Department of Education’s new gainful employment regulation; adjustments to our programs to comply with the 90/10 rule; our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs; market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and the overall condition of the industry; changes in the overall U.S. or global economy and access to credit and equity markets; and the effects of war, terrorism, natural disasters or other catastrophic events.
The foregoing review of factors should not be construed as exhaustive. For a more detailed discussion of certain risk factors affecting the Company’s risk profile, see, Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The Company expressly disclaims any current intention to update any forward-looking statements contained in this report.

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
From time to time, the Company is involved in litigation and other legal disputes in the ordinary course of business. See Part I, Item 1, Note 12 of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s fiscal 2011 Annual Report on Form 10-K.
We currently are subject to lawsuits filed under the federal False Claims Act, and in the future, government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate other litigation against us, which may adversely impact our licensing or accreditation status, and thereby adversely affect our results of operations.
From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action.
For example, we are the subject of two qui tam actions filed under the federal False Claims Act, as discussed in Part I, Item 1, Note 12 of this Quarterly Report on Form 10-Q. In the Washington case, the U.S. Department of Justice, five states and the District of Columbia have intervened under their respective False Claims Acts related to our compliance with the U.S. Department of Education’s prior incentive compensation rule. The Sobek case alleges that we violated the U.S. Department of Education's substantial misrepresentation regulation and did not properly track student academic progress in addition to alleging that we violated the prior incentive compensation regulation. In both cases, the relators seek to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary damages. Consequently, while we believe these claims are without merit and the Company intends to vigorously defend itself, an outcome adverse to us could result in a substantial judgment against the Company that could have a materially adverse effect on our financial condition. See Part I, Item 1, Note 12 and Part II, Item 1 of this Quarterly Report on Form 10-Q.
We also are the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of fully online programs offered by South University and The Art Institute of Pittsburgh. See Part I, Item 1, Note 12 and Part II, Item 1. The U.S. Department of Education performed five program reviews of our institutions in fiscal 2011 and at one of our institutions during the first six months of fiscal 2012. We are currently waiting for the final reports from two of the program reviews performed in fiscal 2011 and a program review performed in the first half of fiscal 2012. The U.S. Department of Education may also take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds.
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
U.S. Department of Education promulgated final regulations on June 13, 2011, imposing additional Title IV program eligibility requirements on educational programs. See Part I, Item 1 “Business — Student Financial Assistance — Program

Integrity Regulations — Gainful Employment” of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Because the U.S. Department of Education’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether it will cause any of our programs to become ineligible to participate in the Title IV programs. However, under this new regulation the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs. However, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. To the extent that our new programs do not offset the loss of any of our current programs which do not satisfy one of the three metrics under the new gainful employment regulation, the loss of students or restrictions to program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows. The U. S. Department of Education has announced it will provide trial calculations of the gainful employment data to institutions and the public in the Spring of 2012. Though the calculations will not be used for any official sanctions, the release of the data could have an adverse impact on our stock price if a number of our current programs do not meet the minimum thresholds for continuing eligibility in Title IV programs under the new gainful employment regulations. The trial results could also influence current students to not continue their studies, result in litigation by current and former students and negatively influence outside agencies.
If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.
A provision of the HEA requires all for-profit education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2011, the percentage of revenues derived from Title IV programs ranged from approximately 88% to 57%, with a weighted average of approximately 78% as compared to a weighted average of approximately 77% in fiscal 2010. The revised rules included in the 2008 HEA reauthorization include relief through June 30, 2011 from a $2,000 increase in the annual Stafford loan availability for undergraduate students which became effective July 1, 2008. We anticipate that our 90/10 rate will increase substantially in fiscal 2012. While our consolidated 90/10 rate for fiscal 2012 is projected to remain under the 90% threshold, some of our institutions may not comply with the 90/10 Rule in fiscal 2012. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, also have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule.
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

Government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate litigation against us, which may adversely impact our licensing or accreditation status and thereby adversely affect our results of operations.

From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. For example, we are the subject of two qui tam actions filed under the federal False Claims Act related to, among other things, our compliance with the U.S. Department of Education's prior incentive compensation rule. The U.S. Department of Justice intervened in one of these lawsuits, as did five states and the District of Columbia under their respective False Claims Acts. Additionally, we are the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of fully online programs offered by South University and The Art Institute of Pittsburgh. Furthermore, the U.S. Department of Education performed five program reviews of our institutions in fiscal 2011, only of which one is fully resolved. We have provided an initial response to three of the remaining four program reviews and have not received an initial report for the final remaining review. An additional review was performed at one of our institutions during the first half of fiscal 2012, which is not yet resolved. See Part I, Item 1, Note 12 and Part I, Item 2 of this Quarterly Report on Form 10-Q.

We are also subject to review by the U.S. Department of Veterans Affairs of our compliance with regard to its educational benefits programs, in which certain students at some of our U.S. schools participate. During fiscal 2011, students attending our schools received approximately $129 million of financial aid from the U.S. Department of Veterans Affairs and the Department of Defense. In particular, the amount of aid received by our students under the new Post-9/11 Veterans Educational Assistance Act of 2008, or the Post-9/11 GI Bill, as amended, has increased in recent years, as more eligible veterans utilize this program. At the same time, significant uncertainty surrounds the appropriate interpretation of certain aspects of this relatively new program, and its implementation may vary from state to state or from one program reviewer on behalf of the federal government to another. Consequently, it is difficult for us to predict the outcome of any compliance review by the U.S. Department of Veterans Affairs.

If the results of any of these program reviews, audits, investigations, lawsuits or proceedings are unfavorable to us, we may lose or have limitations imposed on our accreditation, state licensing, state grant, military assistance or Title IV program participation, may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could materially and adversely affect our business. A materially adverse result could also cause a default under the agreements governing our indebtedness, which among other consequences could result in the acceleration of all or a portion of our indebtedness. In some cases, we also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the “reimbursement” or “heightened cash monitoring” method of Title IV program funding, and we may have to devote significant money and management resources to address these issues, which could harm our business. The U.S. Department of Education may also take emergency action to suspend any of our schools' certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. In any case, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.
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

Other specific factors that could cause the market price of our common stock to rise and fall include but are not limited to the following:

•	variations in our or our competitors’ actual or anticipated operating results or any failure on our part to otherwise meet the expectations of the investment community;

•	our or our competitors’ growth rates;

•	our or our competitors’ introduction of new schools, new programs, concepts, or pricing policies;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analyst that follows our stock;

•	changes in the conditions in the education industry, the financial markets or the economy as a whole;

•	substantial sales of our common stock;

•	failure of any of our schools to secure or maintain accreditation or eligibility to participate in Title IV programs;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1-January 31	396,605	$25.20	396,605	$68,597,830
February 1-February 29	339,276	$20.02	339,276	$61,806,254
March 1-March 31	289,258	$16.23	289,258	$57,112,585
Total quarter ended March 31, 2012	1,025,139	$20.95	1,025,139	$57,112,585

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS INDEX

Number	Document
10.1
Letter of Credit Facility Agreement, dated as of March 9, 2012, among Education Management LLC, Education Management Holdings LLC, BNP Paribas, as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on March 12, 2012).

10.2
Joinder Agreement, dated as of March 30, 2012, among Education Management LLC, Education Management Holdings LLC and certain subsidiaries of Holdings to that certain Second Amended and Restated Credit and Guarantee Agreement, dated as of December 7, 2010 with BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on April 2, 2012)

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
_______________
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/S/ EDWARD H. WEST
Edward H. West President and Chief Financial Officer
Date: May 9, 2012