Form 10-K
period 2012-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2012-09-12
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No: 001-34466
_________________________________
EDUCATION MANAGEMENT CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________

Pennsylvania	25-1119571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Sixth Avenue, Pittsburgh, PA, 33rd Floor	15222
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 562-0900
_________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $559.1 million. As of September 5, 2012, there were 124,477,827 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2012 annual meeting of shareholders are incorporated by reference into Part III.

PART I
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Form 10-K”) contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are based on information currently available to management and concern our strategy, plans or intentions, typically contain words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “will”, “should”, “seeks”, “approximately”, “plans”, “estimates” or similar words. However, the absence of these or similar words does not mean that a particular statement is not forward-looking. All statements that we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time, we make forward-looking public statements concerning our expected future operations and performance and other developments. These and other forward-looking statements involve estimates, assumptions, known and unknown risks and uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially and unpredictably from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions, and we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10-K. Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to:

•	compliance with extensive federal, state and accrediting agency regulations and requirements;

•	our ability to maintain eligibility to participate in Title IV programs;

•	other changes in our students' ability to access federal and state financial aid and veteran education benefits, as well as private loans from third-party lenders;

•
government and regulatory changes including revised interpretations of regulatory requirements that affect the post-secondary education industry and new regulations adopted by the U.S. Department of Education;

•	the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of on-ground and online students enrolled in our programs;

•	failure to effectively market and advertise to new students;

•	changes in average registered credits taken by students;

•	the implementation of new operating procedures for our fully online programs;

•	the implementation of program initiatives in response to, or as a result of further developments in, the litigation concerning the U.S. Department of Education’s new gainful employment regulation;

•	adjustments to our programmatic offerings to comply with the 90/10 rule;

•	any difficulties we may face in opening additional schools and otherwise expanding our academic programs;

•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost-effective manner;

•	the results of federal, state and accrediting agency program reviews and audits;

•	our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs;

•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;

•	our ability to raise additional capital in the future in light of our substantial leverage;

•	our ability to keep pace with changing market needs and technology;

•	investigations by and regulations promulgated by the Consumer Financial Protection Bureau;

•	increased or unanticipated legal and regulatory costs;

•	capacity constraints or system disruptions to our online computer networks;

•	the vulnerability of our online computer networks to security risks;

•	failure to attract, retain and integrate qualified management personnel;

•	competitors with greater resources;

•	declines in the overall growth of enrollment in post-secondary institutions;

•	other market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and overall condition of the industry;

•	changes in the overall U.S. or global economy;

•	disruptions or other changes in access to the credit and equity markets in the United States and worldwide;

•	effects of a general economic slowdown or recession in the United States or abroad;

•	the effects of war, terrorism, natural disasters and other catastrophic events;

•	other risks inherent in non-domestic operations; and

•	any other factors set forth under “Risk Factors”.
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
Business Overview
We are among the largest providers of post-secondary education in North America, with over 151,200 enrolled students as of October 2011. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and strive to improve the learning experience for our students. We target a large and diverse market, as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. We had net revenues of $2.76 billion in fiscal 2012.
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
During our more than 40-year operating history, we have expanded the reach of our education systems and currently operate 109 primary locations across 32 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully online or through a flexible combination of both online and campus-based education. We strive to maintain a culture of compliance within our organization with the numerous regulations that govern our business and operations.
Each of our 109 schools provides student-centered education. Our schools are organized and managed to capitalize on our four recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics. Our operations are organized into four corresponding reportable segments:

•
The Art Institutes. The Art Institutes focus on applied arts in creative professions such as graphic design, culinary arts, media arts and animation, interior design, web site development, digital filmmaking and video production, fashion design and marketing and game art and design. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine campus-based and online education. As of June 30, 2012, there were 51 Art Institutes campuses in 25 U.S. states and in Canada. As of October 2011, students enrolled at The Art Institutes represented approximately 53% of our total enrollments.

•
Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy University offers Doctoral, Master’s and undergraduate degrees through local campuses, fully online programs and blended formats. Argosy University’s academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. As of June 30, 2012, there were 20 Argosy University campuses in 13 U.S. states. As of October 2011, students enrolled at Argosy University represented approximately 19% of our total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

•	Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as medical assisting, criminal justice, nursing, business, legal support and information technology. As of June 30, 2012, there were 28 Brown Mackie College campuses in 15 U.S. states. As of October 2011, students enrolled at Brown Mackie Colleges represented approximately 13% of our total enrollments.

•
South University. South University offers academic programs in health sciences and business disciplines, including business administration, criminal justice, nursing, information technology, psychology, pharmacy and physician assisting. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully online programs and blended formats. As of June 30, 2012 there were ten South University campuses in eight U.S. states. As of October 2011, students enrolled at South University represented approximately 15% of our total enrollments.

The net revenues for fiscal years 2012, 2011 and 2010 for each of our reportable segments were as follows (in thousands):

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Net revenues:
The Art Institutes	$1,738,542	$1,791,176	$1,597,072
Argosy University	397,458	431,097	344,382
Brown Mackie Colleges	314,801	348,140	301,850
South University	310,166	317,216	265,217
Total EDMC	$2,760,967	$2,887,629	$2,508,521
See Part II – Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II – Item 8 – “Financial Statements and Supplementary Data,” Note 1, “Description of Business and Change in Ownership,” and Note 18, “Segments.”
The following table shows the location of each campus within each of our four reporting segments at June 30, 2012, the name under which it operates, the year of its establishment and the date we opened or acquired it.

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
The Art Institute of Atlanta	Atlanta, GA	1949	1971
The Art Institute of Atlanta — Decatur	Decatur, GA	2007	2008
The Art Institute of Austin	Austin, TX	2008	2008
The Art Institute of California — Hollywood	Los Angeles, CA	1991	2003
The Art Institute of California — Inland Empire	San Bernardino, CA	2006	2006
The Art Institute of California — Los Angeles	Los Angeles, CA	1997	1998
The Art Institute of California — Orange County	Orange County, CA	2000	2001
The Art Institute of California — Sacramento	Sacramento, CA	2007	2007
The Art Institute of California — San Diego	San Diego, CA	1981	2001
The Art Institute of California — San Francisco	San Francisco, CA	1939	1998
The Art Institute of California — Sunnyvale	Sunnyvale, CA	2008	2008

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened
The Art Institute of Charleston	Charleston, SC	2007	2007
The Art Institute of Charlotte	Charlotte, NC	1973	2000
The Art Institute of Colorado	Denver, CO	1952	1976
The Art Institute of Dallas	Dallas, TX	1964	1985
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974
The Art Institute of Fort Worth	Fort Worth, TX	2009	2010
The Art Institute of Houston	Houston, TX	1974	1979
The Art Institute of Houston — North	Houston, TX	2008	2009
The Art Institute of Indianapolis	Indianapolis, IN	2006	2006
The Art Institute of Jacksonville	Jacksonville, FL	2007	2007
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001
The Art Institute of Michigan	Detroit, MI	2007	2008
The Art Institute of Michigan — Troy (1)	Troy, MI	2011	2011
The Art Institute of New York City	New York, NY	1980	1997
The Art Institute of Ohio — Cincinnati	Cincinnati, OH	2004	2005
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980
The Art Institute of Phoenix	Phoenix, AZ	1995	1996
The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970
The Art Institute of Portland	Portland, OR	1963	1998
The Art Institute of Raleigh-Durham	Durham, NC	2008	2008
The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007
The Art Institute of San Antonio	San Antonio, TX	2010	2010
The Art Institute of Seattle	Seattle, WA	1946	1982
The Art Institute of St. Louis (2)	St. Charles, MO	2012	2012
The Art Institute of Tampa	Tampa, FL	2004	2004
The Art Institute of Tennessee — Nashville	Nashville, TN	2006	2007
The Art Institute of Tucson	Tucson, AZ	2002	2007
The Art Institute of Vancouver	Vancouver, BC	1979	2003
The Art Institute of Virginia Beach	Virginia Beach, VA	2009	2010
The Art Institute of Washington	Arlington, VA	2000	2001
The Art Institute of Washington — Dulles	Sterling, VA	2009	2009
The Art Institute of Wisconsin	Milwaukee, WI	2010	2010
The Art Institute of York — Pennsylvania	York, PA	1952	2004
The Art Institutes International — Kansas City	Kansas City, KS	2008	2008
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997
The Illinois Institute of Art — Chicago	Chicago, IL	1916	1996
The Illinois Institute of Art — Schaumburg	Schaumburg, IL	1983	1996
The Illinois Institute of Art — Tinley Park	Tinley Park, IL	2011	2011
Miami International University of Art & Design	Miami, FL	1965	2002
The New England Institute of Art	Boston, MA	1988	2000

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
Argosy University, Atlanta	Atlanta, GA	1990	2002
Argosy University, Chicago	Chicago, IL	1976	2002
Argosy University, Dallas	Dallas, TX	2002	2002
Argosy University, Denver	Denver, CO	2006	2006
Argosy University, Hawaii	Honolulu, HI	1979	2002
Argosy University, Inland Empire	San Bernardino, CA	2006	2006
Argosy University, Los Angeles	Santa Monica, CA	2006	2006
Argosy University, Nashville	Nashville, TN	2001	2002
Argosy University, Orange County	Orange, CA	1999	2002
Argosy University, Phoenix	Phoenix, AZ	1997	2002
Argosy University, Salt Lake City	Salt Lake City, UT	2008	2008
Argosy University, San Diego	San Diego, CA	2006	2006
Argosy University, San Francisco	Point Richmond, CA	1998	2002
Argosy University, Sarasota	Sarasota, FL	1969	2002
Argosy University, Schaumburg	Schaumburg, IL	1979	2002
Argosy University, Seattle	Seattle, WA	1997	2002
Argosy University, Tampa	Tampa, FL	1997	2002
Argosy University, Twin Cities	Eagan, MN	1961	2002
Argosy University, Washington D.C.	Arlington, VA	1994	2002
Western State College of Law	Fullerton, CA	1966	2002

Brown Mackie College — Akron	Akron, OH	1980	2004
Brown Mackie College — Albuquerque	Albuquerque, NM	2010	2010
Brown Mackie College — Atlanta	Norcross, GA	1969	2004
Brown Mackie College — Birmingham	Birmingham, AL	2010	2011
Brown Mackie College — Boise	Boise, ID	2008	2008
Brown Mackie College — Cincinnati	Cincinnati, OH	1927	2004
Brown Mackie College — Dallas (2)	Dallas, TX	2012	2012
Brown Mackie College — Findlay	Findlay, OH	1986	2004
Brown Mackie College — Fort Wayne	Fort Wayne, IN	1991	2004
Brown Mackie College — Greenville	Greenville, SC	2009	2009
Brown Mackie College — Hopkinsville	Hopkinsville, KY	1995	2004
Brown Mackie College — Indianapolis	Indianapolis, IN	2007	2008
Brown Mackie College — Kansas City	Lenexa, KS	1984	2004
Brown Mackie College — Louisville	Louisville, KY	1935	2004
Brown Mackie College — Merrillville	Merrillville, IN	1984	2004
Brown Mackie College — Miami	Miami, FL	2004	2005
Brown Mackie College — Michigan City	Michigan City, IN	1890	2004
Brown Mackie College — North Canton	North Canton, OH	1984	2004
Brown Mackie College — Northern Kentucky	Ft. Mitchell, KY	1927	2004
Brown Mackie College — Oklahoma City (3)	Oklahoma City, OK	2011	2011

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened
Brown Mackie College — Phoenix	Phoenix, AZ	2008	2009
Brown Mackie College — Quad Cities	Quad Cities, IA	1985	2004
Brown Mackie College — Salina	Salina, KS	1892	2004
Brown Mackie College — San Antonio	San Antonio, TX	2010	2010
Brown Mackie College — South Bend	South Bend, IN	1882	2004
Brown Mackie College — St. Louis	St. Louis, MO	2009	2010
Brown Mackie College — Tucson	Tucson, AZ	1972	2007
Brown Mackie College — Tulsa	Tulsa, OK	2008	2009

South University/ Austin	Austin, TX	2011	2012
South University/ Cleveland	Cleveland, OH	2012	2012
South University/ Columbia	Columbia, SC	1935	2004
South University/ Montgomery	Montgomery, AL	1997	2004
South University/ Novi	Novi, MI	2009	2010
South University/ Richmond	Richmond, VA	2009	2009
South University/ Savannah	Savannah, GA	1899	2004
South University/ Tampa	Tampa, FL	2006	2006
South University/ Virginia Beach	Virginia Beach, VA	2010	2010
South University/ West Palm Beach	West Palm Beach, FL	1974	2004

(1) First class of students started in October 2011.
(2) First class of students started in July 2012.
(3) First class of students started in August 2011.
As more fully described under “Accreditation,” at June 30, 2012 we had 19 accredited “institutions” that are eligible to participate in Title IV federal financial aid programs administered by the U.S. Department of Education. We use the term “institution” to refer to collectively to an accredited school and its associated branch campuses and additional locations. Certain schools included within The Art Institutes segment are branches of the South University or Argosy University institutions for purposes of accreditation and Title IV participation, and certain schools included within the Brown Mackie Colleges segment are branches of The Art Institute of Phoenix institution for accreditation and Title IV purposes. Western State College of Law is a campus of Argosy University and included within the Argosy University segment. See Part II – Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II – Item 8 – “Financial Statements and Supplementary Data,” Note 1, “Description of Business and Change in Ownership,” and Note 18, “Segments.”
Though we experienced significant growth over the ten years preceding fiscal 2012 (including compounded annual enrollment growth at a rate of 16.7% during the period from October 2001 through October 2011), we and other proprietary post-secondary education providers have experienced a number of recent challenges that resulted in declines in enrollment at many of our schools, which negatively impacted our financial results. As detailed by segment in the following table, the average enrollment at our schools during fiscal 2012 decreased 5.7% as compared to fiscal 2011, from total average enrollment of approximately 150,800 students in fiscal 2011 to approximately 142,100 students in fiscal 2012.

	Average Student Enrollment
	Fiscal 2012	Fiscal 2011	% Change
The Art Institutes	75,000	79,000	(5.2)%
Argosy University	27,500	29,700	(6.9)%
Brown Mackie Colleges	19,100	21,100	(9.3)%
South University	20,500	21,000	(2.3)%
Total EDMC	142,100	150,800	(5.7)%

The recent challenges that we face include, among others: the impact of changes that we implemented to our programmatic offerings in response to the U.S. Department of Education's gainful employment rules; substantial negative media coverage of our business and industry; student concerns regarding the assumption of additional debt in light of the current economic climate have given rise to reluctance to pursue further education; a significant decrease in the number of students attending our fully online programs; and decreased investment in new school locations. In spite of these challenges, we continue to make capital investments in technology and human resources and to upgrade our infrastructure, student interfaces and student support systems in an effort to enhance the student experience while providing greater operational transparency. See “— Student Financial Assistance — Program Integrity Regulations” and Item 1A – “Risk Factors” below and Part II – Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Industry Overview
The U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $490 billion industry in 2010 (the most recent year for which such data is available), representing approximately 21.0 million students enrolled at over 4,600 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 61% of the national student population. The remaining 39% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.
Although recently the industry as a whole has been challenged by state and federal regulatory pressures, negative media coverage, widespread enrollment declines and the overall negative impact of the current political and economic climate, there remain a number of factors that we believe should contribute to long-term demand for post-secondary education. The shift toward a services-based economy increases the demand for higher levels of education. Georgetown University's Center on Education and the Workforce published a research study titled “Help Wanted - Projections of Jobs and Education Requirements through 2018”, based upon the U.S. Department of Labor - Bureau of Labor Statistics occupational employment projections. According to the study, jobs requiring an Associate's or higher level degree are expected to grow by 28% to approximately 79 million jobs in 2018, while jobs requiring some or no college are expected to decrease by 3%. Of the jobs in 2018 requiring higher education, approximately 45% are in occupation groups in which we provide education - business, healthcare, education, food preparation, legal, and arts, design and media. Additionally, economic incentives are favorable for post-secondary graduates. According to the U.S. Department of Labor — Bureau of Labor Statistics, in 2011 the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 65% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2011 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience. See “Risk Factors – Risks Related to Our Highly Regulated Industry” below.
The post-secondary education industry is highly fragmented, with no one provider controlling a significant share of the market. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, graduate employment rates, reputation and recruiting effectiveness. This multi-faceted market fragmentation results in significant differentiation among various education providers, limited direct competition and minimal overlap between proprietary providers. The main competitors of proprietary, post-secondary education providers are local public and private two-year junior and community colleges, traditional public and private undergraduate and graduate colleges and, to a lesser degree, other proprietary providers.
Although competition exits, proprietary educators serve a segment of the market for post-secondary education that we believe has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial capability to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings. In contrast, proprietary providers of post-secondary education offer potential students the greater flexibility and convenience of their schools' programmatic offerings and learning structure, an emphasis on applied content and an ability to consistently introduce new campuses and academic programs. At the same time, the share of the post-secondary education market that has been captured by proprietary providers remains relatively small. As a result, we believe that in spite of recent regulatory changes and other challenges facing the industry, proprietary, post-secondary education providers continue to have significant opportunities to address the demand for post-secondary education.

Our Competitive Strengths
We believe that the following strengths differentiate our business:
Commitment to offering quality academic programs and to student and graduate success. We are committed to offering quality academic programs, and we strive to improve the learning experience for our students. We are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. Our program advisory boards help us to reassess and update our educational offerings on a regular basis in order to ensure the relevance of our curriculum and to design new academic programs with the goal of enabling students to either enter or advance in their chosen fields. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates. We are able to rapidly develop new academic programs and to tailor our existing proprietary content for courses across our degree programs. In addition, we frequently introduce existing academic programs to additional locations in our national platform of schools. During fiscal 2012, we developed ten new academic programs and introduced over 250 new academic programs to locations that had not previously offered such programs. Additionally, our staff of trained, dedicated career services specialists maintain strong relationships with employers in an effort to improve our graduate employment rates for our students in their chosen fields.
Recognized brands aligned with specific fields of study and degree offerings. We offer academic programs primarily through four education systems. We have devoted significant resources to establishing, and continue to invest in developing, the brand identity for each education system. Through The Art Institutes, Argosy University, Brown Mackie Colleges and South University education systems, we have the ability to align our academic program offerings to address the unique needs of specific student groups. Our marketing strategy is designed to develop brand awareness among practitioners and likely prospects in particular fields of study. We believe that this comprehensive brand building approach in each specific market also enables us to gain economies of scale with respect to student acquisition and retention costs, assisting in the recruitment and retention of quality faculty and staff members.
Diverse program offerings and broad degree capabilities. Our breadth of programmatic and degree offerings enables us to appeal to a diverse range of potential students. We currently offer academic programs in the following areas: media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Approximately 62% of our students as of October 2011 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population. We monitor and adjust our education offerings based on, among other factors, changes in demand for new programs, degrees, schedules and delivery methods.
National platform of schools and integrated online learning platform. The combination of our national platform of schools and integrated online learning platform provides students at three of our education systems with flexible curriculum delivery options and academic programs taught on campus, online and in blended formats. This flexibility enables our academic programs to appeal to both traditional students and working adults who may seek convenience due to scheduling, geographical or other constraints.
Our campuses are located primarily in large metropolitan areas, and we focus our marketing efforts on demand for post-secondary education primarily within a 100-mile radius of the campus. Throughout our history, we have invested in our campuses in order to provide attractive and efficient learning environments. Our schools offer many amenities found in traditional colleges, including libraries, bookstores and laboratories, as well as the industry-specific equipment necessary for the various programs that we offer. Additionally, we continue to believe that attractive locations are available to open additional campuses. In evaluating potential new locations, we focus our efforts on markets that we believe offer the most attractive projected growth and return on capital, and we rigorously analyze employment statistics and demographic data in order to align or new schools with the specific educational needs of the targeted market. During fiscal 2012, we opened four new locations, and we currently anticipate opening three or four new locations during fiscal 2013.
 Strong management team with a focus on long-term performance. Our school presidents and senior operating executives have substantial experience in the sector and are instrumental in directing investments to enhance the student experience and build infrastructure.
Student Recruitment and Marketing
Our diverse marketing activities are designed to position us as a leading provider of high quality educational programs, build strong brand recognition for our education systems and disciplines, differentiate us from other educational providers and stimulate interest in our programs from prospective students. We target a large and diverse market, including traditional college students, working adults seeking a high quality education in a traditional college setting and working adults focused on the practicality and convenience of online education and career advancement goals. In marketing our programs to prospective students, we emphasize the value of the educational experience and the academic rigor of the programs.
Our marketing personnel employ an integrated marketing approach that utilizes a variety of lead sources to identify prospective students. These lead generation sources include: Internet-based advertising, including the purchase of leads from aggregators; television and print media advertising; radio; local newspaper; telephone campaigns and direct mail campaigns. In addition, referrals from current students, alumni and employers are important sources of new students. We generate the majority of our leads through Internet-based activities. Prospective students frequently identify their education opportunities online through search engines, information and social network sites, various education portals on the Internet and school-specific sites which we host for each of our school locations. We advertise on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. As of June 30, 2012, we employed approximately 310 representatives who present at high schools. These representatives also participate in college fairs and other inquiry-generating activities. In fiscal 2012, our marketing efforts generated inquiries from approximately 6.1 million prospective students as compared to approximately 5.6 million inquiries in fiscal 2011. Marketing and admissions expense represented approximately 23.2% and 22.4% of net revenues in fiscal 2012 and fiscal 2011, respectively.

Upon a prospective student’s initial indication of interest in enrolling at one of our schools, an admissions representative initiates communication with the student. The admissions representative serves as the primary contact for the prospective student and helps the student assess the compatibility of his or her goals with our educational offerings. Our student services personnel work with applicants to gain acceptance, arrange financial aid and prepare the student for matriculation. Each admissions representative undergoes a standardized training program, which includes a full competency assessment at the program’s conclusion. We also require our admissions representatives to pass a compliance test on an annual basis and certify that they understand and comply with our recruiting standards.
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
We use a variety of tools designed to assess prospective students, stress the importance of time management and study skills, and ensure that students understand the responsibilities and obligations of funding their education. The Art Institutes, Argosy University and Brown Mackie Colleges use various products to test the reading, writing and math skills of undergraduate students. South University requires satisfactory SAT, ACT, College Board or other placement test scores for undergraduate students. If necessary, based on a student’s test score, most of our schools offer developmental courses or transitional studies students must pass before they can advance in their programs of study. Each of our schools offer an orientation program that prepares students to be successful in post-secondary programs. Additionally, we offer academic counseling, tutoring and other services designed to help students succeed in school and continue advancing toward their respective degrees.
Due to our broad program offerings, our students come from a wide variety of backgrounds. As of October 2011, the estimated average age of a student at all of our schools was approximately 29 years old, and the estimated average age of students at each of our education systems was as follows:

The Art Institutes	25 years old
Argosy University	36 years old
Brown Mackie Colleges	30 years old
South University	33 years old
Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-

time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels, and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students decreased to approximately 58.5% in fiscal 2012 as compared to approximately 60.2% in fiscal 2011 due primarily to the impact that a non-term academic structure had on our fully online students, the effect of a weak economy and the loss of the availability of PLUS program loans for certain of our students.
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

Our wide range of academic programs culminate in the awarding of diploma certificates and a variety of degrees. In October of 2011 and 2010, the enrollment by degree for all our schools was as follows:

	2011	2010
Bachelor’s degrees	49%	48%
Associate’s degrees	33%	33%
Master’s degrees	7%	7%
Doctorate degrees	6%	6%
Diploma and Certificates	5%	6%
The type of degrees and programs we offer vary by each of our schools. The following summarizes the principal academic programs offered at each of our education systems, which correspond to our four business segments, as of October 2011. Not all programs are offered at each school location within an education system.

The Art Institutes. The principal degree programs offered by The Art Institutes are as follows. For internal purposes, we classify the degree programs at The Art Institutes according to four schools or areas of study.

The School of Design
Associate’s Degree Graphic Design Interior Design	Bachelor’s Degree Advertising Graphic Design Illustration & Design Industrial Design Interior Design

The School of Fashion
Associate’s Degree Fashion Design Fashion Marketing Fashion Merchandising	Bachelor’s Degree Fashion Design Fashion Marketing Fashion Merchandising Fashion & Retail Management

The School of Media Arts
Associate’s Degree Audio Production Digital Film-making & Video Production Photography Video Production Web Site Development	Bachelor’s Degree Audio Production Digital Filmmaking & Video Production Film Game Art & Design Media Arts & Animation Photography Visual Effects & Motion Graphics Visual Game Programming Web Site Development

The School of Culinary Arts
Associate’s Degree Baking and Pastry Culinary Arts	Bachelor’s Degree Culinary Management Hotel & Restaurant Management

Argosy University. The principal degree programs offered by Argosy University are as follows.

College of Undergraduate Studies
Bachelor of Arts Liberal Arts Psychology	Bachelor of Science Business Administration Criminal Justice

College of Psychology and Behavioral Sciences
Master of Arts
Clinical Psychology
Counseling Psychology
Community Counseling
Forensic Psychology
Industrial Organizational Psychology
Marriage and Family Therapy
Mental Health Counseling
Sports-Exercise Psychology
Doctor of Psychology Clinical Psychology Counselor Education and Supervision Counseling Psychology Pastoral Community Counseling

College of Psychology and Behavioral Sciences
Master of Arts
Clinical Psychology
Counseling Psychology
Community Counseling
Forensic Psychology
Industrial Organizational Psychology
Marriage and Family Therapy
Mental Health Counseling
Sports-Exercise Psychology
Doctor of Psychology Clinical Psychology Counselor Education and Supervision Counseling Psychology Pastoral Community Counseling

College of Health Sciences
Associate of Applied Science Diagnostic Medical Sonography Medical Lab Technology Veterinary Technology	Master of Science Health Services Management

College of Education
Master of Arts in Education Educational Leadership Instructional Leadership Teaching and Learning	Doctor of Education Educational Leadership Instructional Leadership Teaching and Learning

College of Business
Master of Science Business Administration Management	Doctor of Science Business Administration Organizational Leadership

Western State College of Law
Juris Doctor

Brown Mackie Colleges. The principal degree programs offered by the Brown Mackie College schools are as follows.

Healthcare and Wellness
Associate’s Degrees
Biomedical Equipment Technology
Healthcare Administration
Health & Therapeutic Massage
Medical Assistant
Occupational Therapy Assistant
Pharmacy Technology
Physical Therapist Assistant
Surgical Technology

Bachelor’s Degrees Healthcare Management

Nursing
Associate’s Degrees Licensed Practical Nursing

Early Childhood Education
Associate’s Degree Early Childhood Education

Legal Studies
Associate’s Degrees Criminal Justice Paralegal	Bachelor’s Degrees Criminal Justice

Business & Technology
Associate’s Degrees Accounting Audio/Video Production Business Information Technology IT & Network Administration	Bachelor’s Degrees Business Administration
Veterinary Technology
Associate’s Degrees Veterinary Technology

South University. The principal degree programs offered by South University are as follows.

College of Arts and Sciences
Associate’s Degrees Criminal Justice Paralegal Studies	Bachelor’s Degrees Criminal Justice Legal Studies

College of Business and IT
Associate’s Degrees Accounting Business Administration Information Technology	Master’s Degrees Business Administration

Bachelor’s Degrees Business Administration Healthcare Management Information Technology

College of Nursing and Health
Associate’s Degrees Allied Health Science Physical Therapist Assisting

Bachelor’s Degrees Health Science Nursing Psychology	Master’s Degrees Nursing Professional Counseling

School of Pharmacy
Doctorate Degrees Doctor of Pharmacy
In addition to the programs listed above, we own Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators and which is included in the Argosy University reporting segment.

The following charts depict the proportion of students pursuing each program of study at each of our four education systems as of October 2011:

Graduate Employment
We measure our success as an educator of students based in part on the ability of our students to find jobs in their chosen fields of employment upon graduation from our schools. Most of our schools provide career development instruction to our students in order to assist the students in developing essential job-search skills. In addition to individualized training in interviewing, networking techniques and resume-writing, most of our schools require students to take a career development course. Additionally, we provide ongoing employment resources to our undergraduate students and recent graduates. Many career services departments also assist current students in finding part-time employment while attending school. Students in certain of our Doctorate programs spend up to a year in a paid internship in their chosen fields.
Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job leads for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2012, the career services departments of our schools had approximately 310 full-time employees. We estimate that our career services departments maintain contact with approximately 70,000 employers nationwide.
Based on information collected by us from graduating students and employers, we believe that, of the approximately 22,300 undergraduate students who graduated from our schools (other than Argosy University, which only recently began to track undergraduate placement data due to its past institutional focus on graduate degree programs) during the calendar year ended December 31, 2011, approximately 77% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. The graduate employment rates presented in this Form 10-K exclude approximately 3,700 graduates who are: pursuing further education; deceased; incarcerated; in active military service; have medical conditions that prevent them from working; are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees in their field of study; choose to stay at home full-time; or are international students no longer residing in the country in which their school is located. The graduate placement data, which includes both part-time and full-time placements, was obtained by either oral or written communication with the graduate and/or the graduate's employer. The average salary paid to our available graduating undergraduate students from The Art Institutes, the Brown Mackie Colleges and South University for calendar year 2011 who obtained employment in their fields of study, or in related fields of study, was approximately $31,000.

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
Our institutions are accredited by one of six regional accrediting agencies, which are defined by geographic regions across the U.S., or a national accrediting agency which is not limited by geographic scope. An institution must have a substantial presence in a region in order to qualify for accreditation by a regional accrediting agency. As of June 30, 2012, we had 19 institutions accredited by a regional or national accrediting agency recognized by the U.S. Department of Education. All Argosy University and South University schools are accredited by a single accreditor and have campuses located across the United States. Accrediting agencies do not limit the scope of accreditation to specific subject matters offered by an institution. For accreditation purposes, The Art Institute of California campuses are branches of Argosy University, The Art Institute of Dallas and The Art Institute of Fort Worth are branches of South University and a number of Brown Mackie Colleges are branches of The Art Institute of Phoenix.

At June 30, 2012, we had the following accredited institutions and branch campuses:

Institution and Branch Campuses	Accreditor (1)	Expiration of Accreditation (2)

The Art Institute of Atlanta
The Art Institute of Atlanta-Decatur, The Art Institute of Charleston, The Art Institute of Tennessee - Nashville, The Art Institute of Washington, The Art Institute of Washington-Dulles and The Art Institute of Virginia Beach
	SACS	12/31/2020
The Art Institute of Charlotte(3) The Art Institute of Raleigh-Durham	ACICS	12/31/2013
The Art Institute of Colorado	HLC	12/31/2013
The Art Institute of Fort Lauderdale	ACICS	12/31/2014
The Art Institute of Houston The Art Institute of Austin, The Art Institute of Houston North and The Art Institute of San Antonio	SACS	12/31/2015
The Art Institutes International Minnesota	ACICS	12/31/2014
The Art Institute of New York City	ACICS	12/31/2016
The Art Institute of Philadelphia	ACICS(4)	12/31/2015
The Art Institute of Phoenix
The Art Institute of Indianapolis, The Art Institute of Las Vegas, The Art Institute of Salt Lake City, The Art Institute of St. Louis, The Art Institute of Tucson, The Art Institute of Vancouver, The Art Institute of Wisconsin, The Art Institutes International Kansas City, Brown Mackie College - Akron, Brown Mackie College - Albuquerque, Brown Mackie College - Atlanta, Brown Mackie College - Birmingham, Brown Mackie College - Boise, Brown Mackie College - Cincinnati, Brown Mackie College - Dallas, Brown Mackie College - Findlay, Brown Mackie College - Fort Wayne, Brown Mackie College - Greenville, Brown Mackie College - Hopkinsville, Brown Mackie College - Indianapolis, Brown Mackie College - Louisville, Brown Mackie College - Merrillville, Brown Mackie College - Miami, Brown Mackie College - Michigan City, Brown Mackie College - North Canton, Brown Mackie College - Northern Kentucky, Brown Mackie College - Phoenix, Brown Mackie College - Quad Cities, Brown Mackie College - San Antonio, Brown Mackie College - South Bend, Brown Mackie College - St. Louis, Brown Mackie College - Tucson, and Brown Mackie College - Tulsa
	ACICS	12/31/2017
The Art Institute of Pittsburgh	Middle States	12/31/2013
The Art Institute of Portland	NWCCU	12/31/2016
The Art Institute of Seattle	NWCCU	12/31/2016
The Art Institute of York-Pennsylvania	ACICS	12/31/2014
The Illinois Institute of Art - Chicago
The Art Institute of Michigan, The Art Institute of Michigan - Troy, The Art Institute of Ohio - Cincinnati, The Illinois Institute of Art - Schaumburg, and The Illinois Institute of Art - Tinley Park
	HLC	12/31/2019
Miami International University of Art & Design The Art Institute of Tampa and The Art Institute of Jacksonville	SACS	12/31/2012
The New England Institute of Art	NEASC	12/31/2019
South University(3)(5)
South University - Austin, South University - Cleveland, South University - Columbia, South University - Montgomery, South University - Novi, South University - Richmond, South University - Savannah, South University - Tampa, South University - West Palm Beach, South University - Virginia Beach, The Art Institute of Dallas and The Art Institute of Fort Worth
	SACS	12/31/2014

Institution and Branch Campuses	Accreditor (1)	Expiration of Accreditation (2)
Argosy University(5)(6)	WASC	12/31/2018
Argosy University - Atlanta, Argosy University - Chicago, Argosy University - Dallas, Argosy University - Denver, Argosy University - Hawaii, Argosy University - Inland Empire, Argosy University - Los Angeles, Argosy University - Nashville, Argosy University - Orange County, Argosy University - Phoenix, Argosy University - Salt Lake City, Argosy University - San Diego, Argosy University - San Francisco, Argosy University - Sarasota, Argosy University - Schaumburg, Argosy University - Seattle, Argosy University - Tampa, Argosy University - Twin Cities, Argosy University - Washington, Western State College of Law, The Art Institute of California - Los Angeles, The Art Institute of California - Hollywood, The Art Institute of California - Inland Empire, The Art Institute of California - Orange County, The Art Institute of California - San Diego, The Art Institute of California - San Francisco, The Art Institute of California - Sacramento and The Art Institute of California - Sunnyvale

Brown Mackie College - Salina Brown Mackie College - Lenexa and Brown Mackie College - Oklahoma City	HLC	12/31/2015
(1) All accrediting bodies are regional accrediting agencies with the exception of ACICS, which is a national accrediting agency. Abbreviations used in the table are as follows:
ACICS - Accrediting Council of Independent Colleges and Schools
HLC - Higher Learning Commission of the North Central Association
Middle States - Middle States Association of Colleges and Schools of the Commission on Higher Education
NEASC - New England Association of Schools and Colleges
NWCCU - Northwest Commission on Colleges and Universities
SACS - Southern Association of Colleges and Schools
WASC - Western Association of Schools and Colleges
(2) Accreditation as of June 30, 2012.
(3) The U.S. Department of Education approved The Art Institute of Charlotte and its branch The Art Institute of
Raleigh-Durham as campuses of South University on August 10, 2012.
(4) The Art Institute of Philadelphia was accredited by Middle States on June 29, 2012.
(5) This institution is not a physical location independent of the branch campuses listed below.
(6) The Art Institute of California locations were also accredited by ACICS as of June 30, 2012. ACICS accreditation for these locations was voluntarily withdrawn on July 2, 2012.
Our regionally accredited institutions are overseen by boards of trustees that include a majority of independent members who review academic integrity and autonomy of the institutions. These governing boards have broad oversight over the schools' programs and operations, set the strategic direction for the institutions, play an active role in policy-making, and review financial resources of their institutions to ensure they are able to provide a sound educational program. In furtherance of that mission, each board of trustees develops policies appropriate to the needs of the institution and works closely with their respective administrations to, among other things, establish a climate for articulating and promoting the educational vision of the institutions.
In addition to the institutional accreditations described above, a number of our institutions have specialized programmatic accreditation for particular educational programs. For example, 17 Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation, and 19 Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association ("APA") for their Doctor of Psychology programs, and five Argosy University locations are accredited by the Council for Accreditation of Counseling and Related Educational Programs. Eight of our medical assisting programs (three at South University, four at Brown Mackie Colleges and one at Argosy University) are accredited by the Commission on Accreditation of Allied Health Education Programs. While these programmatic accreditations cannot be relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program, and as such, assist graduates to practice or otherwise secure appropriate employment in their chosen fields.
Accrediting agencies monitor each educational institution’s performance across a broad range of areas. Monitoring is generally performed through annual self-reporting and through the conduct of periodic site visits by representatives of the accrediting agency and qualified persons from peer institutions. In the event an accrediting agency determines that a school’s performance in one or more areas falls below certain parameters, the accrediting agency may require the school to supply it with supplemental reports on the accrediting agency’s specific areas of concern until that school meets the accrediting agency’s performance guideline or standard. As of June 30, 2012, the following 13 of our schools were required to provide such supplemental reports due to student retention issues:
The Art Institute of California - Sacramento (1)
The Art Institutes International Kansas City
The Art Institute of New York City
The Art Institute of Raleigh Durham
The Art Institute of Las Vegas
The Art Institute of Salt Lake City
Brown Mackie College - Atlanta
Brown Mackie College - Boise
Brown Mackie College - Cincinnati
Brown Mackie College - Indianapolis
Brown Mackie College - Louisville
Brown Mackie College - North Canton
Brown Mackie College - Phoenix
(1) The Art Institute of California -- Sacramento was on supplemental reporting with ACICS as of June 30, 2012. The school formally withdrew from ACICS accreditation on July 2, 2012 in connection with becoming accredited by WASC.
Each of these 13 schools is also required to obtain permission from their accrediting agency prior to filing an application for a new location or program offering. We anticipate that additional schools will be required to file supplemental reports with ACICS due to student retention and/or placement issues experienced during fiscal 2012.
Additionally, we have six Surgical Technology programs at Brown Mackie Colleges that are required to provide supplemental reports to their programmatic accreditor, the Accrediting Bureau of Health Education Schools, due to student retention and/or placement issues.
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
The Doctor of Psychology program at Argosy University’s San Francisco campus was placed on probation by the APA in March 2011 due to concerns expressed by the APA with respect to students admitted to the program, assessment of program goals, student attrition and student outcomes. Under a probationary status, the program remains accredited and has up to two years to address any deficiencies identified by the Council on Accreditation. The program will submit a self-study to the APA addressing the issues raised by the accrediting body by March 22, 2013. In addition, we expect the APA will conduct a site visit in response to the self-study in the fall of 2013.
If the results of these proceedings ultimately are unfavorable to us, we may lose or have limitations imposed on our accreditation, state licensing, state grant or Title IV program participation or suffer other consequences that could materially and adversely affect our business. Even if we adequately address the issues raised by an agency review, we may have to devote significant money and management resources to do so, and we may suffer interruptions in cash flows, which could harm our business. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to conduct business with us or our schools, as a result of any associated negative publicity. See Item 1A – “Risk Factors” below.
Student Financial Assistance
Most of the students at our schools based in the United States rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is physically located and comply with applicable state requirements regarding fully online programs, (ii) institutionally accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations. Most of the U.S. Department of Education's requirements, such as the 90/10 Rule and the cohort default rate test, which are described in greater detail below, are applied on an institutional basis, with an institution defined as a main campus and its additional locations, if any. As of June 30, 2012, 19 of our 109 primary locations were recognized by the U.S. Department of Education as main campuses.
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

While most states in the United States support public colleges and universities primarily through direct state subsidies, the U.S. federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study funding to fund their education under several Title IV programs, of which the two largest are the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Pell Grant (“Pell”) program. Most of our U.S. schools also participate in the federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the federal Perkins Loan (“Perkins”) program, the federal Work-Study program and the Iraq and Afghanistan Service Grant program.
During fiscal 2012 and 2011, the net cash receipts from the financial sources that funded our net revenues from tuition and fees for attending our post-secondary institutions were as follows (dollars in millions):

	Fiscal 2012			Fiscal 2011 (6)
Total Aid	Gross Cash Receipts (1)	% of Gross Cash Receipts	% of Net Revenues	Gross Cash Receipts (1)	% of Gross Cash Receipts	% of Net Revenues
Federal Title IV Aid (2):
Stafford Loans	$1,473.2	45.7%	53.4%	$1,750.6	48.6%	60.6%
PLUS Loans	341.7	10.6%	12.4%	368.3	10.2%	12.8%
Grad Plus Loans	71.2	2.2%	2.6%	73.8	2.1%	2.6%
Pell Grants	436.5	13.6%	15.7%	485.5	13.5%	16.8%
Other Title IV Aid (3)	16.4	0.5%	0.6%	23.1	0.6%	0.7%
Total Federal Title IV Aid	$2,339.0	72.6%	84.7%	$2,701.3	75.0%	93.5%
Private Loans	73.0	2.3%	2.6%	92.2	2.6%	3.2%
Education Finance Loan	—	—%	—%	14.0	0.4%	0.5%
Cash Payments	747.8	23.2%	27.1%	730.9	20.3%	25.3%
State Grants	48.7	1.5%	1.8%	51.0	1.4%	1.8%
Canadian Financial Aid	11.9	0.4%	0.4%	11.9	0.3%	0.4%
Total Receipts (4)	$3,220.4	100.0%	116.6%	$3,601.3	100.0%	124.7%
Net Revenues (5)			$2,761.0			$2,887.6

(1)	Cash receipts are net of the return to the federal student financial aid programs of all unearned funds from students who withdraw from a program of study.

(2)
Includes Title IV financial aid received by students attending (i) The Art Institutes during quarters starting during the fiscal year except for The New England Institute of Art, where the summer semester beginning in May was included in the following fiscal year; (ii) Argosy University during the summer semester that began in May prior to the beginning of the fiscal year and the fall and winter semesters that began during the fiscal year; (iii) South University during the quarters starting during the fiscal year, except that campus based students attending the summer quarter beginning at the end of June; (iv) Brown Mackie

Colleges during quarters starting during the fiscal year; and (v) Western State College of Law during semesters starting during the fiscal year. A portion of an undergraduate student's Direct Loan may be unsubsidized, depending upon his or her financial need.

(3)	Includes FSEOG Awards, Perkins Loans and receipts from the Academic Competitive Grant program and the National SMART Grant program. The latter two programs ended on June 30, 2011.

(4)
Total receipts include stipends, or financing received by students in excess of the tuition and fees that they pay to our schools, which we receive from financing sources on behalf of students. Stipends are generally used by students to fund living expenses while attending school. Total stipends paid to students during fiscal 2012 and 2011were $515.8 million and $664.6 million, respectively. Aid received from the Federal Work Study program is excluded from total cash receipts along with institutional aid, employee reimbursement of tuition payments and institutional scholarships.

(5)
The difference between net revenues and gross cash receipts paid by students to attend our post-secondary institutions primarily relates to stipends received on behalf of students and the effect of timing differences between cash-basis and accrual-basis accounting, including changes in student accounts receivable balances.

(6)	Certain amounts have been updated from the prior year presentation due to refunds and other revisions which occurred after the end of fiscal 2011.
Direct Loans. The Direct Loan program includes Stafford loans, both subsidized and unsubsidized, Parent Loan for Undergraduate Students (“PLUS”) program loans, which are made available to parents of undergraduate students classified as dependents, and Grad PLUS program loans, which are made available to graduate and professional students. Prior to July 1, 2010, Stafford and PLUS program loans were also made available to students through the Federal Family Education Loan (“FFEL”) program which was administered and funded by private sources. The Direct Loan program is administered and funded by the U.S. Department of Education.
Under the Direct Loan program, an undergraduate student may borrow up to $5,500 for the first academic year, $6,500 for the second academic year and, in certain educational programs, $7,500 for each of the third and fourth academic years. Students who are classified as independent can obtain up to an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. PLUS program loans may be obtained by parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable educational expenses) and other aid to which that student is entitled. Grad PLUS program loans may be obtained by eligible students in graduate programs in an amount not to exceed the difference between the total cost of that student's education (including allowable educational expenses) and other aid to which that student is entitled.
Pell. Pell grants are the primary component of Title IV programs under which the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Effective as of July 1, 2010, the maximum amount of availability of a Pell grant increased to $5,550 per year from a maximum of $5,350 per year in fiscal 2010 and a maximum of $4,731 in fiscal 2009. Effective from July 1, 2009 through June 30, 2011, certain students who attended school for more than two academic years within an award year were in some cases eligible for additional Pell grant awards. Effective July 1, 2012, the number of full-time semesters that a student is eligible to receive a Pell grant decreased from 18 to twelve and the number of full-time academic quarters decreased from 27 to 18. Additionally, the income threshold necessary for expected family contribution automatically set at zero decreased from $32,000 to $23,000. These changes may result in the inability of some of our students to continue to receive Pell grants, depending on their prior receipt of Pell grants, or a decrease in the amount of Pell grants that they are eligible to receive. The maximum available to an eligible student under the Pell grant program depends on student need and other factors.
FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest undergraduate students. FSEOG grants at our schools generally range in amount from $300 to $1,200 per year. However, the availability of FSEOG awards is limited by the amount of those funds allocated by the U.S. Department of Education to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants and scholarships and, in certain U.S. states, portions of state grants and scholarships.
Perkins. Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each academic year, with an aggregate maximum of $27,500 for students with at least two years of study. Eligible graduate students may borrow up to $8,000 in Perkins loans each academic year, with an aggregate maximum of $60,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account. Congress has not appropriated any new federal capital contributions to the Perkins program in several fiscal years. When Congress last funded the program, 75% of the new funding was contributed by the U.S. Department of Education and the remainder by the applicable school. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2012, payments from former students to the program were approximately $4.1 million. We were not required to make any matching contributions in fiscal 2012.
Federal Work-Study. Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school's Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2012, twelve of our 19 institutions met this requirement.
Legislative and Regulatory Action. Political and budgetary concerns can significantly affect Title IV programs. Congress generally reauthorizes the HEA approximately every six years. In August 2008, the Higher Education Opportunity Act (“HEOA”) reauthorized the HEA through at least September 30, 2014. The HEOA, among other things, revised the 90/10 Rule, as described in more detail under “- Federal Oversight of Title IV Programs - The "90/10 Rule'”, revised the calculation of an institution's cohort default rate, required additional disclosures and certifications with respect to non-Title IV private loans and prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests. In addition, Congress determines federal appropriations for Title IV programs on an annual basis. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations.
The U.S. Senate Committee on Health, Education, Labor and Pensions (the “HELP Committee”) held a series of hearings on the proprietary education sector during 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. The hearings held by the HELP Committee were not formally related to the program integrity rulemaking process undertaken by the U.S. Department of Education described below. On July 30, 2012, Senator Tom Harkin, Chairman of the HELP Committee, and the majority staff of the HELP Committee released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at proprietary colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to prohibit these institutions from receiving more than 85% of their revenues from federal funds, including veterans benefits and Department of Defense tuition assistance, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers. The report may be used for future legislative proposals in Congress in connection with a reauthorization of the HEA or other proposed legislation. The report could also lead to further investigations of proprietary schools and additional regulations promulgated by the U.S. Department of Education.
Program Integrity Regulations. In October 2010, the U.S. Department of Education issued new regulations pertaining to certain aspects of the administration of the Title IV programs, including state authorization; disclosure of information related to gainful employment; compensation for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; the definition of what constitutes a substantial misrepresentation; and the definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011. In addition to the rules, the U.S. Department of Education has issued several “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of the final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas.
The program integrity rules have required us to change certain of our business practices and incur additional costs of compliance and of developing and implementing changes in operations, and have affected student recruitment and enrollment, resulted in changes in or elimination of certain educational programs and had other significant or material effects on our business. We believe that these changes have had a negative impact on our student enrollment, persistence and retention. We also cannot predict with certainty how the regulations will be interpreted. The new regulations may also subject us to qui tam lawsuits by private parties for alleged violations of the federal False Claims Act, 31 U.S.C. § 3729 et seq. (“False Claims Act”) or state False Claims Acts. Any such actions by other bodies that affect our programs and operations or lawsuits under the False Claims Act could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.
The program integrity rules that have had or may have the most significant impact on our business are the following:

Gainful Employment
Under the HEA, with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.” The U.S. Department of Education adopted regulations that were scheduled to become effective as of July 1, 2012 and that would have for the first time set forth standards for measuring whether programs lead to “gainful employment” in a recognized occupation. These regulations, and certain related regulations, were vacated by a decision by the United States District Court for the District of Columbia on June 30, 2012 in the case of Association of Private Colleges and Universities v. Duncan (the “APSCU” case) and remanded to the U.S. Department of Education for further action. On July 6, 2012, the U.S. Department of Education issued an announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income metrics that would have gone into effect on July 1, 2012. The announcement also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs. On June 30, 2012, the U.S. Department of Education filed a motion asking the Court to amend its judgment by requiring institutions to report to the Department data to be used in calculating the repayment and debt-to-income metrics, which motion remains pending before the Court. The Court's decision on the motion, and its underlying decision vacating the repayment and debt-to-income metrics, is subject to appeal by the U.S. Department of Education and could be modified or reversed on appeal. Moreover, the U.S. Department of Education could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the U.S. Department of Education could issue new regulations regarding gainful employment. We cannot predict what steps the U.S. Department of Education will take in response to the Court's decision, how long those steps will take, or whether those steps will result in the U.S. Department of Education being able to enforce the gainful employment regulations or issuing new regulations.
Under the vacated rule, the U.S. Department of Education would review our submitted information and advise us whether it must approve the new program of study. During fiscal 2012, we developed ten academic programs not previously offered at any of our institutions and introduced over 250 academic programs to institutional locations that had not previously offered them. Any inability to obtain program approvals from the U.S. Department of Education in a timely manner could adversely impact our ability to serve new students and revise our programs to meet new areas of interest and respond to changing regulatory requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The vacated gainful employment rule also created standards that would be used to measure “preparation for gainful employment.” The rule established three annual metrics related to student loan borrowing by which gainful employment would be gauged:

1.
Annual loan repayment rate, which measures the rate at which the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid. Generally, the annual loan repayment rate for an academic program is the percentage of federal student loans incurred to fund the costs of a program that are in satisfactory repayment three to four years after entering repayment. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions can challenge the repayment rate data using a process similar to one used to challenge cohort default rates;

2.
Debt-to-discretionary income ratio, which compares (i) the annual repayment required on student loan debt attributable to tuition and fees by students who completed the program to (ii) their discretionary income. The median annual loan payment amount (calculated as described below) for the applicable cohort of students may not be greater than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (HHS) poverty guideline for a single person in the continental United States. The debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis. The earnings used will generally be based on information received by the U.S. Department of Education from the Social Security Administration, subject to the use of the 25th percentile of Bureau of Labor Statistics income data for specific “standard of occupational classification” codes under certain circumstances for fiscal years 2012 through 2014; and

3.
Debt-to-income ratio, which compares (i) the annual repayment required on student loan debt attributable to tuition and fees by students who completed the program to (ii) their actual annual income. The median annual loan payment amount for the applicable cohort of students may not be greater than 12% of the greater of their average or median annual income. The debt-to-income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis. The income used will generally be based on information received by the U.S. Department of Education from the Social Security Administration, subject to the use of the 25th percentile of Bureau of Labor Statistics income data for specific “standard of occupational classification” codes under certain circumstances for fiscal years 2012 through 2014.

Under the vacated regulations, if a program were to fail all three of the gainful employment metrics in a given year, the U.S. Department of Education would require the institution to disclose the amount by which the program under-performed the metrics and the institution's plan for program improvement. Also, the institution would be required to establish a three-day waiting period before students can enroll. Should a program fail to achieve the metrics twice within three years, the institution would continue to provide the first year disclosures and, among other things, also: disclose to current and prospective students that they should expect to have difficulty repaying their student loans; provide an explanation of the risks associated with enrolling or continuing in the program, including the potential consequences for, and options available to, the student if the program becomes ineligible for Title IV funds; and explain the resources available to research other educational options and compare program costs. Should a program fail three times within any four year period, the U.S. Department of Education would terminate the program's eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to participate in Title IV programs), and the institution would not be able to reestablish the program's eligibility for at least three years, though the program could continue to operate without student aid. If implemented in the form adopted by the U.S. Department of Education as of July 1, 2012, the earliest a program could have lost eligibility under the gainful employment rule would be 2015, based on the 2012, 2013 and 2014 metrics.
The annual debt-to-income and debt-to-discretionary-income ratios are derived by determining the median loan debt of the applicable cohort of students who completed the program, and include most federal student loans, private loans, and debt obligations arising from institutional financing plans. The payment amounts are calculated on the basis of the interest rate then charged on federal direct unsubsidized student loans and the following amortization terms:

•	10 years for programs that lead to an undergraduate or post-baccalaureate certificate/diploma or to an associate's degree;

•	15 years for programs that lead to a bachelor's or master's degree; and

•	20 years for programs that lead to a doctoral or first-professional degree.

We cannot predict whether the gainful employment regulations will ultimately be upheld or altered as a result of the APSCU case. In the event that the regulations are upheld, the gainful employment regulations regarding gainful employment metrics, notifications and approval requirements for new programs and reporting of gainful employment data could be reinstated and become effective. Based on draft data published by the U.S. Department of Education in June 2012, a number of our programs would become ineligible to participate in the Title IV programs if the gainful employment regulations became effective in their current form. Additionally, under the regulations as adopted the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors not entirely within our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans and other factors. Further, even though deficiencies in the metrics may be correctable on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs and continue to do so despite the ruling in the APSCU case. However, certain of our programs would be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics if the gainful employment regulations become effective in their current form. To the extent that our new programmatic offerings do not offset the loss of any of our current programs which do not satisfy one of the three metrics under the new gainful employment regulation, the loss of students or restrictions to program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.
The final gainful employment rules regarding the introduction of new programs of study, which had taken effect on July 1, 2011 and also were vacated by the Court in the APSCU case, required us to notify the U.S. Department of Education at least 90 days in advance of starting classes in any new program of study. The notice included, among other things, information with regard to:

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

•	the inclusion of the program in the institution's accreditation; and

•	the date that the institution plans to start classes in the program.

Under the vacated rule, the U.S. Department of Education would review our submitted information and advise us whether it must approve the new program of study before Title IV funds could be disbursed to students enrolled in the program. During fiscal 2012, we developed ten academic programs not previously offered at any of our institutions and introduced over 250 academic programs to institutional locations that had not previously offered them. Any inability to obtain program approvals from the U.S. Department of Education in a timely manner could adversely impact our ability to serve new students and revise our programs to meet new areas of interest and respond to changing regulatory requirements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Incentive Compensation
A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The statutory language of this prohibition does not establish clear criteria for compliance in all circumstances, but between 2002 and June 30, 2011 there were twelve "safe harbors" that defined specific types of compensation that were deemed not to constitute impermissible incentive compensation. Until June 30, 2011, we relied on several of these safe harbors to ensure that our compensation and recruitment practices comply with the statutory prohibition. Under the new regulation, effective July 1, 2012 all twelve safe harbors were eliminated. The new regulation prohibits any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV program funds. The regulation permits merit-based adjustments to employee compensation, provided that such adjustments are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. The regulations also expanded the prohibition to individuals who have "responsibility for" recruitment or admission of students or making decisions about awarding Title IV program funds. The U.S. Department of Education states that an institution still will be able to make merit-based adjustments to employee compensation, but will not be permitted to consider or base compensation directly or indirectly, in any part, on success in securing student enrollments, the award of financial aid or institutional goals based on that success. As a result of the final regulations, we changed our evaluation and compensation practices for admissions and financial aid representatives and certain other employees. We believe that these changes to our business practices have negatively affected student recruitment or enrollment due to a decreased productivity from our admissions representatives. The new compensation plan for our admissions representatives will result in a decrease to our revenues if we are unable to maintain or increase the number of students enrolled in our schools.
In addition, uncertainty in the interpretation of the new regulations could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. The U.S. Department of Justice and five states have intervened in a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel., Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et al. which was filed under the federal False Claims Act in April 2007. The case, which is pending in federal district court in the Western District of Pennsylvania, relates to whether our compensation plans for admission representatives violated the HEA and the prior incentive compensation regulation and safe harbors during the period of July 1, 2003 through June 30, 2011. See Item 3, “Legal Proceedings” below.
Clock Hours
The final rules require that a program of study be considered a clock hour program for the purposes of Title IV program funding when measuring student progress in clock hours is a requirement of receiving federal or state approval to offer the program (except where such requirement applies only to a practicum, internship, or clinical experience component of the program), or completing clock hours is a requirement for graduates to apply for licensure or the authorization to practice the occupation that the student is intending to pursue. The scope of these final rules, particularly as applied to the manner by which programs of study are approved by various states, is unclear. Students attending programs of study that are now required to be measured in clock hours may receive less funds from Title IV programs to pay their cost of education. Students interested in those programs of study may have to use more expensive private financing to pay their cost of education or may be unable to enroll in those programs of study. Students may determine that they do not qualify for private financing or that the private financing costs make borrowing too expensive, which may cause students to abandon or delay their education. Any or all of these factors could reduce our enrollment, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.
State Authorization
Under the HEA, an institution must be authorized by each state in which it is located to participate in Title IV programs. The U.S. Department of Education historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV programs if the institution's state does not require the institution to obtain licensure or authorization to operate in the state. The new state authorization regulations establish specific new federal requirements with respect to whether or not a state's authorization of an educational institution is sufficient for that institution to participate in Title IV programs. The U.S. Department of Education stated at the time it published the final regulation that it recognized that a state might be unable to provide appropriate state authorizations to its institutions by the July 1, 2011 effective date of the regulation and that institutions unable to obtain state authorization in that state may request a one-year extension of the effective date of the regulations to July 1, 2012 (and, if necessary, an additional one year extension of the effective date to July 1, 2013). The U.S. Department of Education stated that, to receive an extension of the effective date, an institution would have to obtain from the state an explanation of how a one-year extension would permit the state to modify its procedures to comply with the regulations. The U.S. Department of Education issued additional guidance stating that institutions should not submit requests for extension to the Department, but rather must obtain from the state a written explanation of how the extension would permit the state to modify its procedures and must obtain further explanation if an extension is needed until July 1, 2013. As of June 30, 2012, we believe that all of our campuses were physically located in states that satisfied the U.S. Department of Education's final rules regarding state authorization except for our schools located in California (14 schools) and Hawaii (one school). Our California and Hawaii schools have requested their second of two permitted one-year extensions from the U.S. Department of Education to allow these states additional time to comply with the new regulations. If the U.S. Department of Education rejected the basis for the extensions, the affected schools could be deemed to have lacked state authorization and subject to sanctions including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the schools purportedly lacked state authorization. If the states of California and Hawaii are unable to comply with the new state authorization regulation by June 30, 2013, students at our schools located in those states will be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition and results of operations.
Substantial Misrepresentation
The new substantial misrepresentation regulation significantly expands what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Any false, erroneous, or misleading statement that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could be deemed a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution's participation in Title IV programs. In June 2012, the United States Court of Appeals for the District of Columbia Circuit issued a decision holding, among other things, that portions of the substantial misrepresentation regulation allowing the U.S. Department of Education to revoke the institution's program participation agreement or impose limitations on the institution's participation without affording procedural protections were unlawful and remanding the matter so that the Department could revise those portions of the regulations. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation, as well as encourage private litigants to seek to enforce the expanded regulations through False Claims Act litigation, which could have a material adverse effect on our business, financial condition and results of operations.
New Negotiated Rulemaking
On September 27, 2011, the U.S. Department of Education published a Notice of Proposed Rulemaking (“NPRM”) to amend regulations for institutional eligibility under the HEA, as reauthorized, and to streamline the application and approval process for new programs, as required by the gainful employment rules. The public comment period ended on November 14, 2011 and the U.S. Department of Education is reviewing and considering responses to the NPRM before publishing final regulations that would be effective by July 2013.
The U.S. Department of Education announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under the HEA in April 2011 and held three public hearings in May 2011, at which interested parties suggested issues that should be considered for action by the negotiating committees. In October 2011, the U.S. Department of Education announced that it would be establishing two new negotiated rulemaking committees: one to address student loan issues and the other to address issues related to teacher preparation and the Teacher Education Assistance for College and Higher Education (“TEACH”) grant program. The U.S. Department of Education has proposed regulations primarily addressing technical updates to programs based on the negotiated rulemaking sessions. Any new regulations must be finalized and published by November 1, 2012 in order for the new regulations to take effect July 1, 2013.
Other Financial Assistance Sources
Students at several of our U.S. schools participate in state aid programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Effective August 1, 2009, the Post 9/11 Veterans Educational Assistance Act of 2008 provided additional educational funding to eligible veterans who served in the U.S. military. During fiscal 2012, students attending our schools received approximately $164 million of financial aid from the Department of Veteran Affairs and the Department of Defense. Recently, some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans, which could have a material adverse effect on our business, results of operations and ability to comply with the 90/10 Rule. Our schools also provide institutional grants and scholarships to qualified students. In fiscal 2012, institutional scholarships had a value equal to approximately 5% of our net revenues as compared to approximately 4% of our net revenues in fiscal 2011.
We have relationships with several lending institutions that provide private loans to students attending our schools who meet their underwriting criteria. Private loans facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools. Revenues derived indirectly from private loans to students at our schools, excluding loans under the Education Finance Loan program that we introduced in fiscal 2008 and sold in April 2011, represented approximately 2.6% and 3.2% of our net revenues in fiscal 2012 and 2011, respectively. Approximately 80% of the private loans in fiscal 2012 were offered and serviced by two lenders. One of the two lenders which originated approximately 20% of private loans during fiscal 2012 has ceased originating loans to students attending our schools. During the last several years, adverse market conditions for consumer student loans resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans.
Due to the lack of availability of private lending sources, we have increased the extension of credit to our students for periods of up to 36 months beyond graduation, which has resulted in higher bad debt expense as a percentage of net revenues in fiscal 2012 compared to prior periods. The total amount of student receivables with payment due dates beyond twelve months were approximately $34.8 million at June 30, 2012 as compared to $18.6 million at June 30, 2011.
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
Our institutions are required to seek recertifications periodically from the U.S. Department of Education in order to participate in Title IV programs. All of our institutions are provisionally certified. The current provisional certifications of our institutions expire as follows: three institutions are currently under review; one expires during fiscal 2013; two expire in 2014; and twelve expire in fiscal 2015. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Moreover, institutions on provisional certification are required to obtain from the U.S. Department of Education prior approval of new additional locations before disbursing Title IV funds to students attending those locations.
During fiscal 2012, three of our institutions were the subject of U.S. Department of Education program reviews as compared to five such reviews in fiscal 2011. We received final reports from the U.S. Department of Education for three program reviews in fiscal 2012, including two program reviews performed in fiscal 2011, and have not received a final report for two of the program reviews performed in fiscal 2012 and one program review performed in fiscal 2011.
On March 22, 2011, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of fully online programs offered by South University and The Art Institute of Pittsburgh for the period beginning January 1, 2006 through the date of the subpoena. The OIG has not contacted us since our last production of materials in response to the subpoena in December 2011 and we believe that we have fully responded to their document requests. However, we cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements on a consolidated basis. As of June 30, 2012, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. As a result, all of our institutions have been provisionally certified to participate in Title IV programs and we are required to post a letter of credit with the U.S. Department of Education. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our schools during fiscal 2011, or $414.5 million. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Additionally, the U.S. Department of Education has placed our institutions on heightened cash monitoring Level 1 due to the provisional certification and has included a requirement in our program participation agreements that we obtain their approval prior to offering new programs at our institutions. These restrictions, along with the letter of credit requirement, will be in effect until at least June 2013 and are likely to continue beyond that date. Furthermore, because we are provisionally certified, the U.S. Department of Education has the discretion to change the amount of our required letter of credit and to impose additional conditions or limitations, including additional restrictions on our receipt of Title IV funds. Outstanding letters of credit reduce the availability under our revolving credit facility. In the future, we may not have sufficient letter of credit capacity under our revolving credit facility and cash secured letter of credit facilities to satisfy the letter of credit requirement for the U.S. Department of Education. No assurance can be given that additional restrictions which may be imposed by the U.S. Department of Education due to our failure to satisfy the financial responsibility standards will not materially and adversely impact our revenues and cash flows.
Cohort Default Rates. Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The U.S. Department of Education calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the FFEL/Direct Loan program and/or participates in the Direct Loan program receives a FFEL/Direct Loan cohort default rate for each federal fiscal year based on defaulted program loans. A federal fiscal year is October 1 through September 30. Beginning in September 2012, the U.S. Department of Education will calculate an institution’s annual cohort default rate based on two methodologies: the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year (the “Two-Year CDR”); and the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the second succeeding federal fiscal year (the “Three-Year CDR”).

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
The U.S. Department of Education typically publishes draft cohort default rates in February and the final rates in September of each year. None of our schools has had a FFEL/Direct Loan Two-Year CDR of 25% or greater for any of the last three consecutive federal fiscal years. Our final and draft Two-Year CDRs for federal fiscal years 2009 and 2010, respectively, were as follows:

Institution	Fiscal 2009 Two-Year CDR (%)	Draft Fiscal 2010 Two-Year CDR (%) (2)
The Art Institute of Atlanta	16.0	13.1
The Art Institute of California - Hollywood (1)	15.3	14.6
The Art Institute of California - Los Angeles (1)	9.8	11.2
The Art Institute of California - San Diego (1)	11.2	11.0
The Art Institute of Charlotte	14.0	13.4
The Art Institute of Colorado	9.9	10.9
The Art Institute of Fort Lauderdale	13.0	10.4
The Art Institute of Houston	14.0	13.5
The Art Institute of New York City	17.6	13.2
The Art Institute of Philadelphia	15.2	9.4
The Art Institute of Phoenix	16.3	15.0
The Art Institute of Pittsburgh	15.4	14.6
The Art Institute of Portland	6.4	7.5
The Art Institute of Seattle	8.6	8.7
The Art Institute of York - Pennsylvania	6.8	8.2
The Art Institutes International Minnesota	8.4	8.4
The Illinois Institute of Art - Chicago	10.4	10.9
Miami International University of Art & Design	14.2	11.3
The New England Institute of Art	10.1	9.2
Argosy University	5.4	6.5
South University	13.5	12.0
Brown Mackie College - Salina	13.4	11.3
Western State College of Law (1)	0.6	1.8

(1) Institution became part of Argosy University for accreditation and Title IV program purposes during fiscal 2012.
(2) Our final Two-Year CDR may differ from the draft rates presented above.
The weighted average of the combined official FFEL/Direct Loan Two-Year CDRs for borrowers at our institutions during federal fiscal year 2009 was 13.0% as compared to a weighted average of 12.2% for the federal fiscal year 2010 draft rates.
Under the Three-Year CDR calculation, most institutions' respective cohort default rates will increase materially due to the extended default period. The HEA reauthorization provided some relief from the increase in cohort default rates by increasing the default rate threshold for the Three-Year CDR from 25% to 30% and by requiring that the rate as calculated under the Two-Year CDR methodology will be used in determining sanctions associated with high cohort default rates until the Three-Year CDRs have been calculated and issued for fiscal 2009, 2010 and 2011, the latter of which will be calculated and issued in 2014. Our draft Three-Year CDRs for federal fiscal year 2009 were as follows:

Institution	Draft Fiscal 2009 Three-Year CDR (%)
The Art Institute of Atlanta	26.9
The Art Institute of California - Hollywood (1)	24.3
The Art Institute of California - Los Angeles (1)	19.7
The Art Institute of California - San Diego (1)	19.5
The Art Institute of Charlotte	24.7
The Art Institute of Colorado	17.4
The Art Institute of Fort Lauderdale	21.8
The Art Institute of Houston	26.0
The Art Institute of New York City	28.7
The Art Institute of Philadelphia	24.4
The Art Institute of Phoenix	25.8
The Art Institute of Pittsburgh	23.8
The Art Institute of Portland	12.5
The Art Institute of Seattle	14.6
The Art Institute of York - Pennsylvania	10.4
The Art Institutes International Minnesota	16.0
The Illinois Institute of Art - Chicago	22.6
Miami International University of Art & Design	24.4
The New England Institute of Art	14.7
Argosy University	9.2
South University	21.9
Brown Mackie College - Salina	23.5
Western State College of Law (1)	1.8

(1) Institution became part of Argosy University for accreditation and Title IV program purposes during fiscal 2012.

The weighted average of the combined draft FFEL/Direct Loan Three-Year CDR for borrowers at our institutions during federal fiscal year 2009 was 21.6%. The final FFEL/Direct Loan Three-Year CDRs are expected to be issued by the U.S. Department of Education in September 2012.
Institutions that exceed the FFEL/Direct Loan cohort default rate threshold (25% under the current Two-Year CDR calculation) or have a cohort default rate for Perkins loans that exceeds 15% for the most recent federal award year (July 1 through June 30) may be placed on provisional certification status for up to three years. Provisional certification by itself does not limit an institution’s access to Title IV program funds but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if the U.S. Department of Education determines that the institution is unable to meet its responsibilities under its program participation agreement.
As of June 30, 2012, ten of our twelve institutions participating in the Perkins program had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ended June 30, 2011, the most recent year for which such rates have been calculated. None of these institutions had a Perkins cohort default rate in excess of 50%. Funds from the Perkins program did not exceed 0.9% of these institutions’ respective net revenues in fiscal 2012. None of these institutions has been placed on provisional certification for this reason. Because we have not disbursed Perkins loans at many of our institutions during the past few years, it is possible that the U. S. Department of Education may not permit those institutions to participate in the Perkins program in the future.
Each of our schools whose students participate in the FFEL/Direct Loan program maintains a student loan default management plan if its default rate equals or exceeds 5%. Those plans provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, strategies to increase graduate salaries and, for most schools, the use of external agencies to assist the school with loan counseling and loan servicing after a student ceases to attend that school. These activities are in addition to the loan servicing and collection activities of FFEL/Direct Loan lenders and guaranty agencies. The historical default rates experienced by Argosy University and Western State College of Law have been relatively low, and therefore these schools have engaged in significantly fewer default management activities.
Recertification of Title IV Eligibility. The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally, such reviews occur every six years, although it typically occurs after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently, all of our schools are operating under provisional program participation agreements with the U.S. Department of Education due to the debt incurred and goodwill recorded in connection with the Transaction. During fiscal 2013, one of our institutions must be recertified by the U.S. Department of Educations and, as of June 30, 2012, three institutions that were required to be recertified in fiscal 2012 were pending approval.
Return of Title IV Funds. Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. Our independent Title IV compliance audits for fiscal 2012 are currently in process.
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
Restrictions on Operating Additional Schools. The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. If the institution is provisionally certified (which is the case for our institutions that participate in Title IV programs), the institution must apply for approval from the U.S. Department before disbursing Title IV funds to students attending the additional location. In addition, a school that undergoes a change of ownership resulting in a change of control (as defined under the HEA) must be reviewed and recertified for participation in Title IV programs under its new ownership. All of our schools are currently provisionally certified due to the Transaction. During the time when a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds. Our expansion plans are based, in part, on our ability to add additional locations and acquire schools that can be recertified. The U.S. Department of Education informed us following the Transaction that it would not seek to impose growth restrictions on any of our schools as a result of the Transaction. Additionally, in May 2010 the U.S. Department of Education notified us that it will process requests for new locations and programs under our existing expansion plans and requested notification from us of any expansion beyond our existing plans in order to analyze those plans.
The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs as calculated under the applicable regulations. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions that fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2012, the percentage of revenues derived from Title IV programs ranged from approximately 56% to 86%, with a weighted average of approximately 79% as compared to a weighted average of approximately 78% in fiscal 2011.

The following table shows the 90/10 ratio for each of our institutions for the fiscal year ended June 30, 2012:

Institution	90/10 Ratio
The Art Institute of Phoenix	86%
The Art Institute of Pittsburgh	84%
South University	84%
The Art Institute of Charlotte	83%
Brown Mackie College - Salina	83%
Argosy University	80%
The Art Institute of New York City	77%
The Art Institute of York - Pennsylvania	76%
The Illinois Institute of Art - Chicago	74%
The Art Institute of Atlanta	73%
The Art Institute of Portland	73%
The Art Institute of Fort Lauderdale	73%
The Art Institute of Philadelphia	70%
The New England Institute of Art	69%
The Art Institute of Houston	69%
Miami International University of Art & Design	67%
The Art Institutes International Minnesota	67%
The Art Institute of Colorado	64%
The Art Institute of Seattle	56%
Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2012, students attending our schools received approximately $164 million of financial aid from the U.S. Department of Veterans Affairs and the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. Further, a bill has been introduced in the U.S. Senate that would revised the 90/10 Rule to no longer treat financial aid from the U.S. Department of Veteran Affairs and U.S. Department of Defense as cash payments for purposes of the rule and to prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenue on a cash accounting basis from the Title IV programs in a single fiscal year rather than the current rule of two consecutive fiscal years. In May 2012, attorneys general from 21 states and a chief consumer-affairs official for another state sent a letter to the leaders of the House and Senate education and veterans-affairs committees requesting that they revise the 90/10 Rule so that GI Bill and other educational benefits for military veterans count toward the 90-percent cap on the amount of annual revenue a proprietary college may receive from federal student-aid programs. These proposed revisions to the 90/10 Rule would have a negative impact on our ability to comply with the 90/10 Rule if they are approved by Congress and the President and become law If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, net revenues and results of operations.
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
If a school does not meet its accreditation or state requirements, its accreditation and/or state licensing could be limited, modified, suspended or terminated. Failure to maintain licensure or institutional accreditation makes a school ineligible to participate in Title IV programs. As discussed above under “Program Integrity Regulations,” the U.S. Department of Education has adopted regulations that require institutions to be authorized by a state agency meeting certain requirements in order to be eligible to participate in the Title IV programs. Certain of our schools are located in California (14 schools) and Hawaii (one school), which do not meet these new requirements and have applied for extensions of time to amend their requirements. We cannot predict the extent to which the U.S. Department of Education will determine that the institutional authorization or complaint review process of any state satisfies the U.S. Department of Education’s regulations. If any of our schools were to lose eligibility to participate in Title IV programs because a state’s institutional authorization and complaint process does not satisfy the U.S. Department of Education’s regulations, we would likely be forced to close the school in that state and could be subject to sanctions, including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the states purportedly lacked state authorization. If the states of California and Hawaii are unable to comply with the new state authorization regulation by June 30, 2013, students at our schools located in those states will be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition and results of operations.
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
Post-secondary institutions located in Vancouver which have a student loan default rate equal to or greater than 28% are subject to review by SABC and may lose eligibility to participate in SABC financial aid programs for at least two years as a result of the review. The compliance staff of SABC work with schools with high default rates to manage and seek solutions for high defaults rates. In 2011, the official default rates for The Art Institute of Vancouver and its branch location were 14.0% and 14.5%, respectively.
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

Employees
At June 30, 2012, we had approximately 24,700 employees.  Of these employees, approximately 13,600 (including  approximately 2,900 faculty members) were full time employees and approximately 11,100 (including approximately 11,000 faculty members) were part-time employees.
Competition
The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary providers, including those that offer distance learning programs. Many public and private colleges and universities, as well as other proprietary providers, offer programs similar to those we offer. In particular, we believe the competition for students attending fully online programs has increased over the last several years as more institutions, including public and private institutions, offer degrees to fully online students. Public institutions receive substantial government subsidies, and both public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary providers. Accordingly, public and private institutions may have facilities and equipment superior to those in the proprietary sector and often can offer lower effective tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.
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
We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General, the U. S. Department of Education, members and committees of Congress and other parties have increasingly focused on allegations of improper recruiter compensation practices and deceptive marketing practices, among other issues. For example, on July 30, 2012, Senator Tom Harkin, Chairman of the HELP Committee, and the majority staff of the HELP Committee issued a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the majority staff report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at proprietary colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to require these institutions from receiving more than 85% of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers.
Additionally, a number of state Attorneys General have launched investigations into proprietary post-secondary education institutions, including some of our schools. We received subpoenas or requests for documents from the Attorneys General of Florida, Kentucky and New York in October 2010, December 2010 and August 2011, respectively, and the San Francisco, CA City Attorney in December 2011 in connection with investigations of our institutions and their business practices. We have nine schools located in Florida, three schools located in Kentucky and one school located in New York. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort including 19 states to examine potential abuses in the proprietary education industry. While the initial goal of the joint investigation is sharing information between the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices.
We cannot predict the extent to which, or whether, these hearings and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action. The adoption of any law or regulation that reduces funding for federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements. Additionally, actions by state Attorneys General and other governmental agencies could damage our reputation and limit our ability to recruit and enroll students, which would reduce student demand for our programs and adversely impact our revenue and cash flow from operations.
Failure of our schools to comply with extensive regulations could result in monetary liabilities or assessments, restrictions on our operations, limitations on our growth or loss of external financial aid funding for our students, which could materially and adversely affect our business, results of operations, financial condition and cash flows.
A substantial majority of our net revenues are indirectly derived from federal student financial aid programs pursuant to Title IV of the HEA. Our participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned upon approvals granted by other agencies. Each of our schools also must obtain and maintain approval to enroll students, offer instruction and grant credentials from the state authorizing agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in Title IV programs. Participation in Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned upon the maintenance of applicable state authorization. Our schools also must comply with the requirements of state financial aid programs that are available to our students and the requirements of specialized accrediting agencies that oversee educational quality in particular program areas. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. See Item 1 -- “Business,” “— Accreditation”, “— Student Financial Assistance”, “— Federal Oversight of Title IV Programs”, “ — State Authorization and Accreditation Agencies” and “— Canadian Regulation and Financial Aid” above.
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
The U.S. Department of Education's program integrity regulations could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.
Regulations adopted by the U.S. Department of Education pertaining to certain aspects of the administration of the Title IV programs, including, but not limited to compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” became effective on July 1, 2011. These new regulations, known as the program integrity rules, have had significant impacts on our business. For example, we implemented a new compensation plan for our admissions representatives beginning in the third quarter of fiscal 2011 in response to the revised compensation rules for employees who are engaged in recruiting of students or the awarding of financial aid and revised other practices. In connection with the new compensation plan, we eliminated enrollment results as a component of compensation for our admissions representatives. We believe that these changes to our business practices have negatively affected student recruitment or enrollment due to a decreased productivity from our admissions representative. The new compensation plan for our admissions representatives will result in a decrease to our revenues if we are unable to maintain or increase the number of students enrolled in our schools.
In addition, we cannot predict with certainty how the regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. The new regulations may also subject us to qui tam lawsuits by private parties for alleged violations of the federal False Claims Act or similar state False Claims Acts. Any such actions by other bodies that affect our programs and operations or lawsuits under the False Claims Act could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.
A finding that we violated the U.S. Department of Education's new substantial misrepresentation regulation, which significantly expanded the scope of the regulation, could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.
The new substantial misrepresentation regulation significantly expands what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Any false, erroneous, or misleading statement that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could be deemed a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution's participation in Title IV programs. In June 2012, the United States Court of Appeals for the District of Columbia Circuit issued a decision holding, among other things, that portions of the substantial misrepresentation regulation allowing the U.S. Department of Education to revoke the institution's program participation agreement or impose limitations on the institution's participation without affording procedural protections were unlawful and remanding the matter so the Department could revise those portions of the regulation. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation.

If any of our programs fail to qualify as programs leading to “gainful employment” in a recognized occupation under U.S. Department of Education regulations, students in those programs would be unable to obtain Title IV funds to finance their education and, if student demand for those programs declined significantly, we may determine to cease offering those programs.
In 2011, the U.S. Department of Education promulgated final regulations imposing additional Title IV program eligibility requirements on educational programs, which were scheduled to become effective as of July 1, 2012 and which would have for the first time set forth standards that would be used to measure “preparation for gainful employment” and also require schools to notify the U.S. Department of Education prior to offering additional programs of study. On June 30, 2012, the U.S. District Court for the District of Columbia issued a decision in the case captioned Association of Private Sector Colleges and Universities v. Duncan that vacated most of the gainful employment regulations and remanded them to the U.S. Department of Education for further action. The Court's decision is subject to appeal by the U.S. Department of Education and could be modified or reversed on appeal. Moreover, the U.S. Department of Education could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the U.S. Department of Education could issue new regulations regarding gainful employment. We cannot predict what steps the U.S. Department of Education will take in response to the Court's decision, how long those steps will take, or whether those steps will result in the U.S. Department of Education being able to enforce the gainful employment regulations or issuing new regulations. The gainful employment regulations requiring the disclosure of information to prospective students which became effective as of July 1, 2011 were not impacted by the case. See Item 1 “Business,” “— Student Financial Assistance - Program Integrity Regulations - Gainful Employment” above.
Because it is not yet clear how the U.S. Department of Education will respond to the ruling in the APSCU case, it is not possible at this time to determine with any degree of certainty when new gainful employment regulations will go into effect, if at all, what their requirements ultimately might be or how our programs and business may be affected. However, in the event that the U.S. Department of Education appeals the APSCU case and the decision is overturned, the gainful employment regulations addressing program approvals and minimum standards for student outcomes could become effective. Additionally, the U.S. Department of Education could engage in negotiated rulemaking to address the issues upon which the Court vacated the regulations. Based on draft data published by the U.S. Department of Education in June 2012, a number of our programs would become ineligible to participate in the Title IV programs if the gainful employment regulations were effective in their current form. Under the regulations as previously adopted, the continuing eligibility of our educational programs for Title IV funding would have been at risk due to factors not completely within our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. Further, even though deficiencies in the metrics may be correctable on a timely basis, the disclosure requirements to students following a failure to meet the standards as previously proposed may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs. However, assuming that the regulations ultimately go into effect and depending upon their terms as ultimately adopted, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. To the extent that our new programmatic offerings do not offset the loss of any of our current programs which do not satisfy one of the three metrics under the new gainful employment regulation, the loss of students or restrictions to program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.
If we fail to obtain periodic recertifications for our schools to participate in Title IV programs, or if our certifications are withdrawn by the U.S. Department of Education prior to the next scheduled recertification, students at the affected schools would no longer be able to receive Title IV program funds.
Our institutions are required to seek recertifications from the U.S. Department of Education upon expiration of their provisional certifications, which occur approximately every three years in order to participate in Title IV programs due to their provisional certification status. The current provisional certifications of our institutions expire as follows: three institutions are currently under review; one expires during fiscal 2013; two expire in 2014; and twelve expire in fiscal 2015. The U.S. Department of Education will also review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S. Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. The U.S. Department of Education also may conduct periodic announced and unannounced audits, reviews and investigations of our institutions. During fiscal 2012, three of our institutions were the subject of U.S. Department of Education program reviews as compared to five such reviews in fiscal 2011. We received final reports from the U.S.

Department of Education for three program reviews in fiscal 2012, including two program reviews performed in fiscal 2011, and have not received a final report for two of the program reviews performed in fiscal 2012 and on program review performed in fiscal 2011. If the U.S. Department of Education were to decide not to renew or to withdraw our certification to participate in Title IV programs at any time, our students no longer would be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could reduce our student population, revenue and cash flows.
Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. In August 2008, the most recent reauthorization of the HEA was enacted, continuing the Title IV HEA programs through at least September 30, 2014. On December 23, 2011, President Obama signed into law the Consolidated Appropriations Act, 2012 (Public Law 112-74) (the “Appropriations Act”). The new law significantly impacts the federal student aid programs authorized under the HEA as follows:

•
Reduced the income threshold for an automatic zero “expected family contribution” to $23,000 for the 2012-2013 award year for both dependent and independent students. The threshold for 2012-2013 was scheduled to be $32,000, but now will be $23,000. For students whose families make between $23,000 and $32,000 per year, this will decrease the amount of Pell grants such students will receive; and

•
Reduced the duration of a student's eligibility to receive a federal Pell Grant from 18 semesters (or its equivalent) to twelve semesters and the number of full-time academic quarters decreased from 27 to 18. This provision applies to all federal Pell Grant eligible students effective with the 2012-13 award year. This may eliminate the ability of some of our students to continue to receive Pell Grants, depending on their prior receipt of Pell Grants from our institutions and from other institutions prior to enrolling in our schools.

Future reauthorizations or appropriations may result in numerous legislative changes, including those that could adversely affect our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students. Congress also may impose certain requirements upon the state or accrediting agencies with respect to their approval of our schools. Any action by Congress or the U.S. Department of Education that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs would have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our institutions to comply fully with applicable requirements.
If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education, our institutions may lose eligibility to participate in federal student financial aid programs, which may result in a reduction in our student enrollment and an adverse effect on our results of operations and cash flows.
To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2012, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our institutions during fiscal 2011, or $414.5 million. We expect to be required to renew the letter of credit at the 15% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the amount substantially. Outstanding letters of credit reduce the availability under our revolving credit facility, except to the extent that we obtain cash secured letters of credit, which we are permitted to do under our senior credit facility. In fiscal 2012, we obtained cash secured letters of credit from two lenders in the aggregate amount of $200.0 million in order to satisfy a portion of our letter of credit obligation to the U.S. Department of Education and obtained a letter of credit under our revolving credit facility for the remainder. However, in the future we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions.
We expect to continue to not satisfy the U.S. Department of Education’s quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our institutions to be required to continue on provisional certification for additional three-year periods. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Additionally, the U.S. Department of Education has placed our institutions on heightened cash monitoring Level 1 due to the provisional certification and has included a requirement in some of our program participation agreements that we obtain their approval prior to offering new programs at our institutions. We anticipate that future renewals of our institutions' provisional certifications will result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and heightened cash monitoring could adversely affect our revenues and cash flows. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification and that such additional restrictions will not materially and adversely impact our revenues and cash flows.
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
If we do not meet specific cohort default rate benchmarks established by the U.S. Department of Education, our institutions may lose eligibility to participate in federal student financial aid programs, which may result in a reduction in our student enrollment and an adverse effect on our student population, results of operations and cash flows.
Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages, and these rates are expected to increase under recent changes to the calculation of cohort default rates under the HEA. See “Business – Federal Oversight of Title IV Programs – Cohort Default Rates.” Certain of our institutions have default rates in excess of specified rates in the Federal Perkins Loan Program, which is not a material federal student aid program for us or any of our institutions. Though we believe our institutions do not exceed either the specified rates for student default for our material programs or the percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one or more of our schools could have a material adverse effect on our student population, results of operations and cash flows. Because we have not disbursed Perkins loans at many of our institutions during the past few years, it is possible that the U. S. Department of Education may not permit those institutions to participate in the Perkins program in the future.
Moreover, the consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages. Providers of federally guaranteed student loans have also experienced recent increases in default rates. Any increase in interest rates could contribute to higher default rates with respect to repayment of our students' education loans. Such higher default rates may adversely impact our eligibility to participate in Title IV programs, which could result in a significant reduction in our student population, profitability and cash flows.
If any of our institutions either fails to demonstrate “administrative capability” to the U.S. Department of Education or violates other requirements of Title IV programs, the U.S. Department of Education may impose sanctions or terminate that school’s participation in Title IV programs.
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
If one or more of our institutions loses or is limited in its access to, or is required to repay, federal student financial aid funds due to a failure to demonstrate administrative capability or to comply with other requirements of Title IV programs, our business could be materially adversely affected.
If our institutions do not comply with the 90/10 Rule, they will lose eligibility to participate in federal student financial aid programs.
A provision of the HEA requires all proprietary education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under the regulations. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2012, the percentage of revenues derived from Title IV programs ranged from approximately 56% to 86%, with a weighted average of approximately 79% as compared to a weighted average of approximately 78% in fiscal 2011. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule.
During fiscal 2012, students attending our schools received approximately $164 million of financial aid from the U.S. Department of Veterans Affairs and the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. Further, a bill has been introduced in the U.S. Senate that would revised the 90/10 Rule to no longer treat financial aid from the U.S. Department of Veteran Affairs and U.S. Department of Defense as cash payments for purposes of the rule and prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenue on a cash accounting basis from the Title IV programs in a single fiscal year rather than the current rule of two consecutive fiscal years. In May 2012, attorneys general from 21 states and a chief consumer-affairs official for another state sent a letter to the leaders of the House and Senate education and veterans-affairs committees requesting that they revise the 90/10 Rule so that GI Bill and other educational benefits for military veterans count toward the 90-percent cap on the amount of annual revenue a proprietary college may receive from federal student-aid programs. These proposed revisions to the 90/10 Rule would have a negative impact on our ability to comply with the 90/10 Rule if they are approved by Congress and the President and become law. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
Our failure to comply with various state regulations or to maintain any national, regional or programmatic accreditation could result in actions taken by those states or accrediting agencies that would have a material adverse effect on our student enrollment, results of operations and cash flows.
Each of our U.S. campuses, including our campuses that provide online programs, is authorized to offer education programs and grant degrees or diplomas by the state in which such school is physically located. The level of regulatory oversight varies substantially from state to state. In some U.S. states, the schools are subject to licensure by the state education agency and also by a separate higher education agency. Some states have sought to assert jurisdiction over online educational institutions that offer educational services to residents in the state or that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State laws may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit our ability to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the U.S. Department of Education. In addition, each of our U.S. schools is accredited by a national or regional accreditation agency recognized by the U.S. Department of Education, and some educational programs are also programmatically accredited. The level of regulatory oversight and standards can vary based on the agency. Certain accreditation agencies prescribe standards that are different from those prescribed by the U.S. Department of Education. If we are found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit or enroll students in that state and may have to cease providing services and advertising in that state, which could have a material adverse effect on our student enrollment, revenues and cash flows.

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
Under the HEA, an institution must be authorized by each state in which it is located to participate in Title IV programs. The U.S. Department of Education historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV programs if the institution's state does not require the institution to obtain licensure or authorization to operate in the state. The new state authorization regulations establish specific new federal requirements with respect to whether or not a state's authorization of an educational institution is sufficient for that institution to participate in Title IV programs. The U.S. Department of Education stated at the time it published the final regulation that it recognized that a state might be unable to provide appropriate state authorizations to its institutions by the July 1, 2011 effective date of the regulation and that institutions unable to obtain state authorization in that state may request a one-year extension of the effective date of the regulations to July 1, 2012 (and, if necessary, an additional one year extension of the effective date to July 1, 2013). The U.S. Department of Education stated that, to receive an extension of the effective date, an institution would have to obtain from the state an explanation of how a one-year extension would permit the state to modify its procedures to comply with the regulations. The U.S. Department of Education issued additional guidance stating that institutions should not submit requests for extension to the Department, but rather must obtain from the state a written explanation of how the extension would permit the state to modify its procedures and must obtain further explanation if an extension is needed until July 1, 2013. As of June 30, 2012, we believe that all of our campuses were physically located in states that satisfied the U.S. Department of Education's final rules regarding state authorization except for our schools located in California (14 schools) and Hawaii (one school). Our California and Hawaii schools have requested their second of two permitted one-year extensions from the U.S. Department of Education to allow these states additional time to comply with the new regulations. If the U.S. Department of Education rejected the basis for the extensions, the affected schools could be deemed to have lacked state authorization and subject to sanctions, including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the schools purportedly lacked state authorization. If the states of California and Hawaii are unable to comply with the new state authorization regulation by June 30, 2013, students at our schools located in those states will be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
National or regional accreditation agencies may prescribe more rigorous accreditation standards on our schools, which could have a material adverse effect on our student enrollment, revenues and cash flows.
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
Further, requirements for programs offered by our schools that are accredited by national accrediting agencies with respect to retention rates, graduation rates and employment placement rates may be more difficult to satisfy if more rigorous standards are adopted. If programmatic accreditation is withdrawn or fails to be renewed for any of the individual programs at any of our schools, enrollment in such program could decline, which could have a material adverse impact on student enrollment, revenues and cash flows at that school.
Loss of or reductions in state financial aid programs for our students could negatively impact our revenues from students.
In fiscal 2012, approximately 2% of our net revenues were indirectly derived from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. Recently several states in which we have schools have substantially decreased or eliminated the amount of grants available to students who attend proprietary post secondary institutions.

For example, California adopted more stringent eligibility requirements for institutions to participate in the Cal State Grant Program effective July 1, 2012 which require institutions to have a Three-Year CDR of less than 15.5% and a first-time, full-time freshman graduation rate of at least 30%. Students attending campuses of Argosy University located in California received approximately $17 million of grants under this program in fiscal 2012. While we believe that all the Argosy University campuses should qualify to participate in the Cal State Grant Program in fiscal 2013, no assurances can be given with respect to awards under the program due to the recent nature of the legislation, the recent merger of the California Art Institute schools to Argosy University and the fact that the new eligibility standards are subject to interpretation by the California Student Aid Commission. The loss of access to state grants by a significant number of students attending our schools, including students attending the California campuses of Argosy University, could have a material adverse impact on our student enrollment, net revenues and cash flows from operations. The loss of state financial aid could also have an adverse impact on our ability to comply with the 90/10 Rule and result in increased student borrowing.
If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment, and thereby adversely affect our results of operations and cash flows.
If we or one of our institutions experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of shares of our stock, internal restructurings, acquisition of schools from other owners, significant changes in the composition of an institution's board of directors or certain other transactions or events, several of which are beyond our control. The failure of any of our institutions to reestablish its state authorization, accreditation or U.S. Department of Education certification following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our institutions, including limitations on our ability to open new campuses or initiate new educational programs. Restrictions on growth such as these could have a material adverse impact on our student population and revenue and future growth plans. The potential adverse effects of a change of control also could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for your shares of our common stock and could have an adverse effect on the market price of your shares.
We currently are subject to lawsuits filed under the federal False Claims Act, and in the future, government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate other litigation against us, which may adversely impact our licensing or accreditation status, or Title IV eligibility, and thereby adversely affect our results of operations and cash flows.
From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. For example, we are the subject of two qui tam actions filed under the federal False Claims Act, as discussed below in Item 3, “Legal Proceedings.” In the Washington case, the U.S. Department of Justice and five states have intervened under their respective False Claims Acts related to our compliance with the U.S. Department of Education's prior incentive compensation rule. The Sobek case alleges that we violated the U.S. Department of Education's substantial misrepresentation regulation and did not properly track student academic progress. In both cases, the relators seek to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary damages. Consequently, while we believe these claims are without merit and intend to vigorously defend ourselves, an outcome adverse to us could result in a substantial judgment against the Company that could have a materially adverse effect on our financial condition. See Item 3, “Legal Proceedings” below.
We also are the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of fully online programs offered by South University and The Art Institute of Pittsburgh. During fiscal 2012, three of our institutions were the subject of U.S. Department of Education program reviews as compared to five such reviews in fiscal 2011. We received final reports from the U.S. Department of Education for three program reviews in fiscal 2011, including two program reviews performed in fiscal 2011, and have not received a final report for two of the program reviews performed in fiscal 2012 and one program review performed in fiscal 2011. The U.S. Department of Education may also take emergency action to suspend any of our schools'

certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds.
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
In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary education institution, including the HELP Committee hearings on the proprietary education sector during 2010 and 2011 and the resulting report issued by the majority staff of the HELP Committee on July 30, 2012, under the direction of Senator Tom Harkin, its Chairman. In addition, a number of State Attorneys General have launched investigations into post-secondary institutions, including some of our schools. Private parties have recently filed a number of significant lawsuits against post-secondary institutions alleging wrongdoing, including the misstatement of graduate job placement rates. The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegation of, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted significant adverse media coverage. The intervention by the U.S. Department of Justice and five states in a qui tam case involving our alleged violation of the U.S. Department of Education’s prior incentive compensation rules has also drawn significant media attention. Allegations against the post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our net revenues, cash flows and operating profit or result in increased regulatory scrutiny.
RISKS RELATED TO OUR BUSINESS
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.
The following chart shows our level of consolidated indebtedness at June 30, 2012 (in millions):

Revolving credit facility, repaid on July 2, 2012	$111.3
Senior secured term loan facility, due in June 2016	744.5
Senior secured term loan facility, due in March 2018, net of $3.5 million discount	345.5
Senior notes due in June 2014	375.0
Other	0.5
Total	$1,576.8
Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures, payment of any settlements or judgments in connection with our litigation and future business opportunities;

•	increasing the likelihood of our not satisfying, on a consolidated basis, the U.S. Department of Education’s annual financial responsibility requirements and subjecting us to letter of credit and provisional certification requirements for the foreseeable future;

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
In addition, we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing the Senior Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to generate sufficient cash to service all of our debt obligations and may be forced to take other actions in an effort to satisfy our obligations under such indebtedness, which may not be successful.
Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Form 10-K, many of which are beyond our control. We cannot assure you that we will be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. We also cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt and, in any event, to the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt.
Our debt agreements contain restrictions that limit our flexibility in operating our business, and our risk of failing to satisfy one or more of the financial covenants under our debt agreements is greater in light of upcoming changes to those covenants and our recent and projected results of operations.
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
In addition, under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2012, it was in compliance with the financial and non-financial covenants. However, its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future. Furthermore, on September 30, 2012, the Consolidated Total Debt to Adjusted EBITDA ratio will decrease from 4.00x to 3.50x and the minimum interest coverage ratio will increase from 2.50:1 to 2.75:1, which will make it more difficult for us to comply with these covenants in the future.
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
Our business could be adversely impacted by additional legislation and regulations addressing student loans due to the reliance of students attending our schools on loans to pay tuition and fees.
The Dodd-Frank Wall Street and Consumer Protection Act of 2010 mandated that the U.S. Consumer Financial Protection Bureau (“CFPB” ) and the U.S. Department of Education conduct a detailed study to determine where there might be consumer protection gaps in the private student loan market. On July 19, 2012, the CFPB and the U.S. Department of Education issued a report describing what they characterized as risky practices in the private student loan market over the past ten years, among other things. According to the CFPB's estimates, outstanding student loan debt in the United States exceeded $1 trillion in 2011, with an estimated $864 billion of federal student debt and $150 billion of private student loan debt. The report found that private student loans are riskier than federally guaranteed student loans, the growth in student loans is due in part to lax underwriting standards engaged in by lenders and student borrowers are increasingly financially trapped by their inability to repay their loans. In addition, the CFPB is currently investigating the lending practices at two of our competitors in the proprietary education industry for the purposes of determining whether they engaged in unlawful acts or practices relating to the advertising, marketing, or origination of private student loans.
The extent to which we extend credit to our students has increased over the last several years due to decreases in availability of private loans for students. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Beginning in fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation. Additional regulations adopted by the CFPB or the U.S. Department of Education restricting our student lending activity or lending activity by third parties could have a material adverse impact on our results of operations and cash flows due to our reliance on internal and third party lending programs.
If our students were unable to obtain private loans from third party lenders, our business could be adversely affected.
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

•
changes in applicable laws or regulations, such as provisions of the recently-enacted HEA reauthorization that impose new disclosure and certification requirements with respect to private educational loans, that could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; and

•
determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly proprietary institutions.

During fiscal 2012, revenues derived indirectly from private loans to students at our institutions represented approximately 2.6% of our net revenues, as compared to approximately 3.2% and 4.5% (excluding loans under our former Education Finance Loan program) of our net revenues in fiscal 2011 and 2010, respectively. These loans are provided pursuant to private loan programs and are made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. Private loans are made to our students by institutions and are non-recourse to us and our schools. Approximately 80% of the private loans in fiscal 2012 were offered and serviced by two lenders, one of which no longer offers loans to students attending our schools. During the last three fiscal years, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. We also terminated our Education Finance Loan program during fiscal 2011, which represented approximately 0.5% and 2.6% of our net revenues in fiscal 2011 and 2010, respectively. The Education Finance Loan program enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow a portion of their tuition and other educational expenses at our schools not covered by other financial aid sources if they or a co-borrower met certain eligibility and underwriting criteria.
The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages, as a result of which, fewer lenders are making student loans. Providers of federally guaranteed student loans and alternative or private student loans have also experienced recent increases in default rates. Adverse market conditions for consumer loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Certain private lenders have also required that we pay them new or increased fees in order to provide private loans to prospective students.
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
The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty during the last two years leading to governmental intervention in the banking sector in the United States and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our senior secured credit facilities. If we cannot refinance or repay in full our 8 3/4% senior notes due 2014 (the “Senior Notes”) prior to March 2014, the outstanding term loans under the senior credit facility will become due and payable at that time. At June 30, 2012, the long-term portion of our outstanding term loans was $1.1 billion. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows
Our business has been and may in the future be adversely affected by a general economic slowdown or recession in the U.S. or abroad.
The U.S. and other industrialized countries currently are experiencing reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. In addition, homeowners in the United States have experienced a significant reduction in wealth due to the decline in residential real estate values across much of the country. We believe that these events negatively impacted our results in fiscal 2012 and may continue to reduce the demand for our programs among students in the future, which could materially and adversely affect our business, financial condition, results of operations and cash flows. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and persistence rates. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. Further, the inability of students to pay their tuition and fees in cash has, along with other factors, resulted in a significant increase to our 90/10 rate over the last several fiscal years.
We recognized impairment charges in fiscal 2012 and may recognize additional such charges in the future, which could adversely affect our results of operation and financial condition.
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
Each of our reportable segments incurred substantial impairment charges during the latter half of fiscal 2012. As of June 30, 2012, we had approximately $1.9 billion of property and equipment, goodwill and other intangible assets. While we currently believe that the fair value of our property and equipment, goodwill and other intangible assets exceed their carrying value, changes in our estimates and assumptions regarding the future performance of our business could result in further impairment charges, which may have a material adverse affect on our results of operations.
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
As of June 30, 2012, we offer fully online programs at The Art Institute of Pittsburgh, Argosy University and South University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs.
We may not be able to grow our business if we are not able to improve the content of our existing academic programs or to develop new programs on a timely basis and in a cost effective manner.
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
According to the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 9.5% over the ten-year period ending in the fall of 2020 to approximately 23.0 million students. This growth compares with a 37.3% increase reported in the prior ten-year period ended in 2010, when enrollment increased from 15.3 million students in 2000 to approximately 21.0 million students in 2010. While enrollment growth in the ten-year period ended 2010 was accompanied by a 15.2% increase in high school graduates from 2.8 million students in 2000 to 3.3 million students in 2010, the U.S. Department of Education is not projecting any growth in the number of high school graduates through 2020.
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
Failure to obtain additional capital in the future could adversely affect our business.
We may need additional debt or equity financing in order to finance our continued operations. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the willingness of sellers to provide financing for future acquisitions and the amount of cash flows from our operations. We are required by the U.S. Department of Education to post a letter of credit equal to 15% of the Title IV program funds received by students at our schools during fiscal 2011, or $414.5 million. Outstanding letters of credit reduce the availability under our revolving credit facility. In the future, we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. Further, to the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to grow our business.
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
Our inability to operate one or more of our schools or locations due to a natural disaster, terrorist act or widespread epidemic or to restore a damaged school or location to its prior operational level could materially hurt our operating results and cash flows.
A number of our schools are located in Florida and elsewhere in the southeastern United States in areas prone to hurricane damage, which may be substantial. We also have a number of schools located in California in areas vulnerable to earthquakes. One or more of these schools may be unable to operate for an extended period of time in the event of a hurricane, earthquake or other natural disaster which does substantial damage to the area in which a school is located. In addition, we may not be in a position to devote sufficient resources to a damaged school in order for it to re-open in a timely fashion or at the same level of operation as existed prior to the damage. Further, a regional or national outbreak of influenza or other illness easily spread by human contact could cause us to close one or more of our schools for an extended period of time. The failure of one or more of our schools to operate for a substantial period of time could have a material adverse effect on our results of operations and cash flows.
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
The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary providers, including those that offer online learning programs. Many public and private colleges and universities, as well as other proprietary providers, offer programs similar to those we offer. In particular, we believe the competition for students attending fully online programs has increased over the last several years as more institutions, including public and private institutions, offer degrees to fully online students. We expect to experience additional competition in the future as more colleges, universities and proprietary providers offer an increasing number of online programs. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary providers. Accordingly, public and private institutions may have instructional and support resources superior to those in the proprietary sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.
We could experience an event of default under our senior secured credit agreement if the Sponsors cease to own an aggregate of at least 35% of the voting interests of our outstanding capital stock, and such an event of default could adversely affect our liquidity and financial position.
Under the current terms of our senior secured credit agreement, an event of default would occur if the Sponsors cease to own, collectively, at least 35% of the voting interests of our outstanding capital stock on a fully diluted basis. This event of default could be triggered during the term of the senior secured credit agreement either by future sales or transfers of our capital stock by any of the Sponsors or by additional issuances of voting capital stock by us. As of June 30, 2012, the Sponsors owned, in the aggregate, approximately 84% of the voting interests of our outstanding capital stock on a fully diluted basis.
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
Private equity funds affiliated with the Sponsors own the majority of our voting stock, which, if they act together, allows them to control substantially all matters requiring shareholder approval, and a small number of our shareholders, acting in concert, could effect a “going-private” transaction.
Collectively, private equity funds affiliated with the Sponsors beneficially owned approximately 84% of our outstanding common stock at June 30, 2012. In addition, pursuant to a Shareholders Agreement entered into among the Sponsors and certain of our shareholders (the “Shareholders Agreement”), five of our ten directors are representatives of the private equity funds affiliated with the Sponsors. Certain private equity funds affiliated with Providence Equity Partners and certain private equity funds affiliated with Goldman Sachs Capital Partners each have the right to appoint two directors if such Sponsor owns 10% or more of our common stock and each of the Sponsors have the right to appoint one director if such Sponsor owns 2% or more of our common stock. As a result, these private equity funds, should they vote their respective shares in concert with each other, have significant influence over our decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders, regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Under Pennsylvania law, the state of incorporation of the Company, the Sponsors could decide to effect a “short form” merger involving the Company, without the need for approval of the Company’s Board of Directors or any other shareholders, which would result in the shares held by the public being cashed out, and the Company no longer being publicly traded (a “going-private transaction”). Certain of these private equity funds from time to time consider the possibilities for effecting a going-private transaction, which they might decide to effect in the near term or thereafter, although there is no guarantee that such a transaction will be proposed, or if proposed, consummated or, should it be consummated, the timing or price thereof. Any decision by the Sponsors to approve, disapprove or undertake a transaction affecting the Company’s common stock could have a material effect on the value of the Company's outstanding shares.
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
The parties to the Shareholders Agreement collectively own more than 50% of the total voting power of our common stock, and we therefore use certain “controlled company” exemptions under Nasdaq’s corporate governance listing standards that free us from the obligation to comply with certain Nasdaq corporate governance requirements, including the requirements:

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
Education Management Corporation relies on dividends, distributions and other payments, advances and transfers of funds from its operating subsidiaries to meet its debt service and other obligations.
Education Management Corporation conducts all of its operations through certain of its subsidiaries, and at June 30, 2012 it had no significant assets other than cash of approximately $3.2 million and the capital stock of its respective subsidiaries. As a result, Education Management Corporation relies on dividends and other payments or distributions from its operating subsidiaries to meet any existing or future debt service and other obligations. The ability of its operating subsidiaries to pay dividends or to make distributions or other payments to Education Management Corporation will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that Education Management Corporation or its subsidiaries may occur. For example, its senior secured credit agreement and the indenture governing the Senior Notes contain certain restrictions on Education Management Corporation's subsidiaries’ ability to pay dividends and to make distributions.
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
The market price of our common stock may continue to be volatile due to a number of factors, including our low float, which could cause the value of an investment in our common stock to decline or could subject us to securities class action litigation.
Our stock price has declined significantly since January 2012 and may continue to be volatile due to, among other factors, our low float, which is the number of shares of the Company's common stock that are outstanding and available for trading by the public. Our relatively low float is a consequence of the concentrated holdings of certain of our principal shareholders, as well as our ongoing repurchases of common stock under the stock repurchase program that our Board of Directors adopted in 2010. The resulting thin trading market for our stock may cause the market price for our common stock to fluctuate significantly more than the stock market as a whole, and without a large float, our common stock is less liquid than the stock of companies with broader public ownership. In other words, the Company's stock price may change dramatically when buyers seeking to purchase shares of the Company's common stock exceed the shares available on the market, or when there are no buyers to purchase shares of the Company's common stock when shareholders are trying to sell their shares, and in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at the time that you wish at a price that you consider satisfactory. The lack of an active market may also reduce the fair value of your shares and may impair our ability to raise capital to continue to fund operations by selling shares or to acquire other companies by using our shares as consideration.
Other specific factors that could cause the market price of our common stock to rise and fall include but are not limited to the following:

•	variations in our or our competitors' actual or anticipated operating results or any failure on our part to otherwise meet the expectations of the investment community;

•	our growth rates or those of our competitors;

•	our introduction, or introduction by our competitors, of new schools, new programs, concepts, or pricing policies;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analyst who follows our stock;

•	changes in the conditions in the education industry, the financial markets or the economy as a whole;

•	substantial sales of our common stock;

•	failure of any of our schools to secure or maintain accreditation or eligibility to participate in Title IV programs;

•
announcements of regulatory or other investigations, adverse regulatory action by the U.S. Department of Education, state agencies or accrediting agencies, regulatory scrutiny of our operations or the operations of our competitors or lawsuits filed against us or our competitors; and

•	changes in accounting principles.
Furthermore, overall market volatility, as well as general economic, market or potential conditions, could reduce the market price of our common stock in spite of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been brought against that company. Due to the potential volatility of our stock price, we therefore may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We did not receive written comments from the SEC staff more than 180 days prior to the end of fiscal 2012 that have remained unresolved.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2012, our schools were located in major metropolitan areas in 32 states and one Canadian province. Typically, our schools occupy an entire building or several floors or portions of floors in a building often located in office or commercial buildings.
We currently lease most of our administrative and educational facilities under operating lease arrangements. We own a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institutes of Pittsburgh, Colorado and Seattle, by Western State College of Law in Fullerton, California, by Argosy University in Egan, Minnesota and Sarasota, Florida, and by the Brown Mackie College in Lenexa, Kansas. At June 30, 2012, we owned approximately 0.6 million square feet of real property and leased approximately 6.7 million square feet of office and educational facilities.
Many of our facility leases contain provisions prohibiting a change in control of the lessee or permitting the landlord to terminate the lease upon a change in control of the lessee. Based primarily upon our belief that (1) we maintain good relationships with the substantial majority of our landlords, (2) most of our leases are at market rates and (3) we have historically been able to secure suitable leased property at market rates when needed, we believe that these provisions will not, individually or in the aggregate, have a material adverse effect on our business or financial position.

ITEM 3.	LEGAL PROCEEDINGS
Qui Tam Matters
Washington v. Education Management Corporation. On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel. Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et al. (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice's decision to intervene in the case. Five of the states listed on the case caption joined the case based on qui tam actions filed under their respective False Claims Acts. The Court granted the Company's motion to dismiss the District of Columbia from the case and denied the Commonwealth of Kentucky's motion to intervene in the case under its consumer protection laws.
The case, which is pending in federal district court in the Western District of Pennsylvania, relates to whether our compensation plans for admission representatives violated the HEA, and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at EDMC Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company's schools received over $11 billion in funds from participation in Title IV programs and state financial aid programs during the period of alleged wrongdoing.
On May 11, 2012, the Court ruled on the Company's motion to dismiss case for failure to state a claim upon which relief can be granted, dismissing the claims that the design of the Company's compensation plan for admissions representatives violated the incentive compensation rule and allowing the allegations that the plan as implemented violated the rule and common law claims to continue to discovery. The Company believes the case to be without merit and intends to vigorously defend itself.
Sobek v. Education Management Corporation. On March 13, 2012, a qui tam action captioned United States of America, ex rel. Jason Sobek v. Education Management Corporation, et al. filed under the federal False Claims Act on January 28, 2010 was unsealed after the U.S. Department of Justice declined to intervene in the case. The case, which is pending in the Western District of Pennsylvania, alleges that the defendants violated the U.S. Department of Education's regulation prohibiting institutions from making substantial misrepresentations to prospective students, did not adequately track student academic progress and violated the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The complaint was filed by a former project associate director of admissions at EDMC Online Higher Education who worked for South University and asserts the relator is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company's institutions were ineligible to participate in Title IV programs during the period of alleged wrongdoing.
On May 29, 2012, the Company filed a motion to dismiss the case with prejudice for failure to state a claim upon which relief can be granted. In response, the relators withdrew the allegations in the complaint related to violations of the incentive compensation rule. The Company believes the remaining claims in the case to be without merit and intends to vigorously defend itself.

Shareholder Derivative Lawsuits
On May 21, 2012, a shareholder derivative class action captioned Oklahoma Law Enforcement Retirement System v. Todd S. Nelson, et al. was filed against the directors of the Company in state court located in Pittsburgh, PA. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's violation of the U.S. Department of Education's prohibition on paying incentive compensation to admissions representatives, engaging in improper recruiting tactics in violation of Title IV of the HEA and accrediting agency standards, falsification of job placement data for graduates of its schools and failure to satisfy the U.S. Department of Education's financial responsibility standards. The Company previously received two demand letters from the plaintiff which were investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company filed a motion to dismiss the case with prejudice on August 13, 2012. The Company believes that the claims are without merit and intends to vigorously defend itself.
On August 3, 2012, a shareholder derivative class action captioned Stephen Bushansky v. Todd S. Nelson, et al. was filed against certain of the directors of the Company in federal district court in the Western District of Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's use of improper recruiting, enrollment admission and financial aid practices and violation of the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The Company previously received a demand letter from the plaintiff which was investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend itself.
OIG Subpoena
On March 22, 2011, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of online programs offered by South University and The Art Institute of Pittsburgh for the time period beginning January 1, 2006 through the date of the subpoena. The OIG has not contacted us since our last production of materials in response to the subpoena in October 2011, and we believe that we have fully responded to their document requests. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
Buirkle APA Program Accreditation Lawsuit
In August 2009, a petition was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy Education Group, Inc. University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Dr. Powell-Kissinger as a defendant. The plaintiffs filed an amended petition in state court in January 2010 under the name of Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The petition alleges that, prior to the plaintiffs' enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation of the American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs' career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remainder of the state court action was stayed pending the resolution of the three arbitrations.
In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in December 2012. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the Buirkle lawsuit. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. On August 9, 2012, the Court entered joint notice of nonsuit dismissing the plantiffs' claims under the Texas Deceptive Trade Practices Act with prejudice.
The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.
State Attorney General Investigations
In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company's only school located in New York though the subpoena also addresses fully online students who reside in the State. The subpoena is primarily related to the Company's compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York's False Claims Act though the state has not announced an intention to intervene in the matter. The Company intends to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General announced an investigation of the business practices of proprietary post-secondary schools and that subpoenas were issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
In October 2010, Argosy University received a subpoena from the Florida Attorney General's office seeking a wide range of documents related to the Company's institutions, including the nine institutions located in Florida, from January 2, 2006 to the present. The Florida Attorney General has announced that it is investigating potential misrepresentations in recruitment, financial aid and other areas. The Company is cooperating with the investigation, but has also filed a suit to quash or limit the subpoena and to protect information sought that constitutes proprietary or trade secret information. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General's review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of deceptive marketing practices. In June and August of 2011, the Company provided the Attorney General with additional information related to the false claims investigation. NEIA intends to fully cooperate with the Attorney General in connection with its continuing investigation.
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
Other Matters
The Company is a defendant in certain other legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such other legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “EDMC.” At September 5, 2012, there were 124,477,827 shares of our common stock outstanding, which were held by approximately 79 holders of record. The computation of the approximate number of shareholders is based upon a broker search. The prices set forth below reflect the high and low sales prices for our common stock, as reported in the consolidated transaction reporting system of the Nasdaq Global Select Market:

	Price Range of Common Stock
	High	Low
2012
First quarter	$28.61	$14.26
Second quarter	29.90	13.45
Third quarter	29.29	13.68
Fourth quarter	14.73	5.55
	High	Low
2011
First quarter	$19.18	$7.76
Second quarter	18.74	9.76
Third quarter	21.45	13.52
Fourth quarter	27.59	16.93

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

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*

Among Education Management Corporation, the NASDAQ Composite Index, and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
10/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
Education Management Corporation
NASDAQ Composite
Peer Group

*$100 invested on 10/2/09 in stock or 9/30/09 in index, including reinvestment of dividends.
Fiscal year ending June 30.

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
The following table sets forth information with respect to shares of our common stock that we purchased during the fourth quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-April 30, 2012	311,974	$12.83	311,974	$53,111,226
May 1-May 31, 2012	574,160	$9.35	574,160	$47,745,407
June 1-June 30, 2012	184,462	$7.32	184,462	$46,394,948
Total quarter ended June 30, 2012	1,070,596	$10.01	1,070,596	$46,394,948

(1)
In June 2010, the Board of Directors approved a stock repurchase program under which we may purchase our common stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. On October 28, 2011, the Board of Directors extended the expiration of the period during which purchases could be made under the program from December 31, 2011 to June 30, 2012, and on December 15, 2011, the Board of Directors increased the size of the stock repurchase program from $325.0 million to $375.0 million and extended the expiration of the period during which purchases can be made from June 30, 2012 to December 31, 2012. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.

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
The following table presents our selected consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated balance sheet data as of June 30, 2011 and 2012 and the selected consolidated statement of operations data and the selected consolidated statement of cash flows data for the fiscal years ended June 30, 2010, 2011 and 2012 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated balance sheet data as of June 30, 2008, 2009 and 2010 and the consolidated statement of operations and of cash flows data for the fiscal years ended June 30, 2008 and 2009 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial and other data presented are not necessarily indicative of the results that may be obtained for any future date or for any future period and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes that appear elsewhere in this Form 10-K.

	For the Fiscal Year Ended June 30,
	2008	2009	2010	2011	2012
	(Dollars in millions except per share amounts)
Statement of Operations Data:
Net revenues	$1,684.2	$2,011.5	$2,508.5	$2,887.6	$2,761.0
Costs and expenses:
Educational services	901.3	1,067.7	1,267.1	1,480.8	1,504.4
General and administrative	414.1	507.7	667.1	759.0	760.8
Management fees paid to affiliates	5.0	5.0	32.1	—	—
Depreciation and amortization	100.3	112.3	123.4	146.5	158.7
Goodwill and indefinite-lived intangible asset impairments	—	—	—	—	1,746.8
Total costs and expenses	1,420.7	1,692.7	2,089.7	2,386.3	4,170.7
(Loss) income before interest, loss on extinguishment of debt and income taxes	263.5	318.8	418.8	501.3	(1,409.7)
Interest expense, net	156.3	153.3	121.5	120.7	110.3
Loss on extinguishment of debt	—	—	47.2	11.4	9.5
(Loss) income before income taxes	107.2	165.5	250.1	369.2	(1,529.5)
Provision for income taxes (benefit) expense	41.2	61.1	81.6	139.7	(13.8)
Net (loss) income	$66.0	$104.4	$168.5	$229.5	$(1,515.7)
Basic (loss) earnings per common share	$0.55	$0.87	$1.23	$1.67	$(11.97)
Diluted (loss) earnings per common share	$0.55	$0.87	$1.22	$1.66	$(11.97)
Basic weighted average shares outstanding (in 000s)	119,769	119,770	136,917	137,376	126,659
Diluted weighted average shares outstanding (in 000s)	119,769	119,770	137,667	138,316	126,659
Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$152.7	$293.4	$307.1	$399.7	$(10.9)
Capital expenditures for long lived assets	(150.9)	(150.7)	(175.8)	(138.1)	(93.5)
Investing activities	(157.3)	(173.1)	(190.2)	(161.2)	(108.9)
Financing activities	(8.5)	(33.7)	(106.4)	(209.2)	(92.1)
Other Data:
EBITDA (1)	$363.8	$431.1	$495.0	$636.4	$(1,260.5)
Enrollment at beginning of fall quarter	95,900	110,800	136,000	158,300	151,200
Campus locations (at period end)	88	92	101	105	109
	As of June 30,
	2008	2009	2010	2011	2012
	(In millions)
Balance Sheet Data:
Cash and cash equivalents (excludes restricted cash)	$277.4	$363.3	$373.5	$403.2	$191.0
Total assets	4,095.4	4,285.2	4,511.6	4,553.1	2,839.1
Total debt, including current portion and revolving credit facility	2,021.4	1,988.6	1,538.7	1,557.9	1,576.8
Total shareholders’ equity	1,392.2	1,485.7	2,076.7	2,103.9	496.6

(1)	EBITDA, a measure used by management to measure operating performance, is defined as net income before interest expense, net, provision for income taxes and depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is calculated as follows:

	For the Fiscal Year Ended June 30,
	2008	2009	2010	2011	2012
	(in millions)
Net (loss) income	$66.0	$104.4	$168.5	$229.5	$(1,515.7)
Interest expense, net	156.3	153.3	121.5	120.7	110.3
Provision for income taxes	41.2	61.1	81.6	139.7	(13.7)
Depreciation and amortization	100.3	112.3	123.4	146.5	158.6
EBITDA	$363.8	$431.1	$495.0	$636.4	$(1,260.5)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview
We are among the largest providers of post-secondary education in North America, with over 151,200 enrolled students as of October 2011. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and strive to improve the learning experience for our students. We target a large and diverse market, as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our academic programs are designed with an emphasis on applied content and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. Our net revenues were $2.76 billion in fiscal 2012.
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
During our more than 40-year operating history, we have expanded the reach of our education systems and currently operate 109 primary locations across 32 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully online or through a flexible combination of both online and campus-based education.
A majority of our students rely on funds received under various government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. Because of the dependence on government-sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business. Some of our students also rely upon funds received from private lenders to pay a portion of their tuition and related expenses. Net revenues derived indirectly from private loans to students at our schools represented less than 5% of our net revenues in each of the last three fiscal years.
Though we experienced significant growth over the ten years preceding fiscal 2012 (including compounded annual enrollment growth at a rate of 16.7% during the period from October 2001 through October 2011), we and other proprietary post-secondary education providers have experienced a number of recent challenges that resulted in declines in enrollment at many of our schools, which negatively impacted our financial results. The average enrollment at our schools during fiscal 2012 decreased 5.7% as compared to fiscal 2011, from total average enrollment of approximately 150,800 students in fiscal 2011 to approximately 142,100 students in fiscal 2012.
Industry Overview
The U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $490 billion industry in 2010, representing approximately 21.0 million students enrolled at over 4,600 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 61% of the national student population. The remaining 39% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.
Although recently the industry as a whole has been challenged by state and federal regulatory pressures, negative media coverage, widespread enrollment declines and the overall negative impact of the current political and economic climate, there remain a number of factors that we believe should contribute to long-term demand for post-secondary education. The shift toward a services-based economy increases the demand for higher levels of education. Georgetown University's Center on Education and the Workforce published a research study titled “Help Wanted - Projections of Jobs and Education Requirements through 2018”, based upon the U.S. Department of Labor - Bureau of Labor Statistics occupational employment projections. According to the study, jobs requiring an Associate's or higher level degree are expected to grow 28% to approximately 79 million jobs in 2018, while jobs requiring some or no college are expected to decrease 3%. Of the jobs in 2018 requiring higher education, approximately 45% are in occupation groups in which we provide education - business, healthcare, education, food preparation, legal, and arts, design and media. Additionally, economic incentives are favorable for post-secondary graduates. According to the U.S. Department of Labor — Bureau of Labor Statistics, in 2011 the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 65% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2011 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience. See Part I, Item 1A “Risk Factors – Risks Related to Our Highly Regulated Industry”.
The post-secondary education industry is highly fragmented, with no one provider controlling a significant share of the market. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, graduate employment rates, reputation and recruiting effectiveness. This multi-faceted market fragmentation results in significant differentiation among various education providers, limited direct competition and minimal overlap between proprietary providers. The main competitors of proprietary, post-secondary education providers are local public and private two-year junior and community colleges, traditional public and private undergraduate and graduate colleges and, to a lesser degree, other proprietary providers.
Although competition exits, proprietary educators serve a segment of the market for post-secondary education that we believe has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial capability to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings. In contrast, proprietary providers of post-secondary education offer potential students the greater flexibility and convenience of their schools' programmatic offerings and learning structure, an emphasis on applied content and an ability to consistently introduce new campuses and academic programs. At the same time, the share of the post-secondary education market that has been captured by proprietary providers remains relatively small. As a result, we believe that in spite of recent regulatory changes and other challenges facing the industry, proprietary, post-secondary education providers continue to have significant opportunities to address the demand for post-secondary education.
Statement of Operations
Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.
The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. The significant majority of our net revenues comes from various government-sponsored student finance programs. The two main drivers of our net revenues are average student population and tuition rates. Factors affecting our average student population include the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during that period.
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
We believe that the size of our student population at our campuses is influenced by a number of factors. These include the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the length of the education programs, our overall educational reputation and the persistence of our students. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year, for all of our students decreased to approximately 58.5% in fiscal 2012 as compared to approximately 60.2% in fiscal 2011 due primarily to the impact that a non-term academic structure had on our fully online students, the effect of a weak economy and the loss of the availability of PLUS program loans for certain of our students.
Historically, we have been able to pass along the rising cost of providing quality education through increases in tuition. Our ability to raise tuition in the future may be limited by the gainful employment regulations recently finalized by the U.S. Department of Education which is described below and limits the ability of students to obtain financing for tuition and fees in excess of their ability to obtain federally guaranteed loans, private loans, or make cash payments. Total tuition and fees can exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. We have increased the number of funding options available to students over the last several years due to significant decreases in the availability of private loans for students to cover this financing gap. Beginning in fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation. This additional extension of credit has resulted in increases in bad debt expense during fiscal 2012 and may result in higher bad debt expense as a percentage of our net revenues in future periods if students continue to utilize this funding source. Average tuition rates increased by approximately 2% in fiscal 2012 and 4% in fiscal 2011.
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs.
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
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks to our business:
U.S. Department of Education Program Integrity Regulations have negatively impacted financial results in fiscal 2012 and will likely impact future results.
In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. With the exception of the gainful employment metrics described below, the new regulations became effective on July 1, 2011. These rules have required us to change certain of our business practices, incur additional costs of compliance and of developing and implementing changes in operations, and have affected student recruitment and enrollment, resulted in changes in or elimination of certain educational programs and have other significant or material effects on our business. The final program integrity rules that we believe have had or will have the most significant potential impact on our business are the following:

•	the quantitative gainful employment requirements;

•	substantial revisions to the regulation governing the payment of incentive compensation to employees engaged in recruiting activities or the awarding of financial aid;

•	determining when a program of study is required to measure student progress in clock hours;

•	new requirements about what constitutes satisfactory state authorization for institutions to offer postsecondary education in a state; and

•	the enhanced definition of "substantial misrepresentation" that could impose enhanced liability on institutions of higher education.
As more fully described in “Business – Student Financial Assistance – Program Integrity Regulations”, the gainful employment regulation established three annual, program-level metrics: debt repayment rate; debt-to-discretionary-income ratio; and debt-to-total-earnings ratio. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may lose eligibility, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in federal student financial aid programs for at least three years.
The gainful employment regulations were scheduled to go into effect July 1, 2012. However, on June 30, 2012 the U.S. District Court for the District of Columbia issued a decision in the APSCU case that vacated the program level metrics and remanded them to the U.S. Department of Education for further action. On July 6, 2012, the U.S. Department of Education issued an announcement acknowledging that the Court had vacated the repayment rate metric as well as the debt-to-income metrics that would have gone into effect on July 1, 2012. The announcement also noted that institutions are not required to comply with related regulations relating to gainful employment reporting requirements and adding new educational programs, but are required to comply with requirements to disclose certain information about educational programs. The Court's decision is subject to appeal by the U.S. Department of Education and could be modified or reversed on appeal. Moreover, the U.S. Department of Education could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the U.S. Department of Education could issue new regulations regarding gainful employment. We cannot predict what steps the U.S. Department of Education will take in response to the Court's decision, how long those steps will take, or whether those steps will result in the U.S. Department of Education being able to enforce the gainful employment regulations or issuing new regulations. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs and continue to do so despite the ruling in the APSCU case. However, certain of our programs will be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics if the gainful employment regulations become effective in their current form. To the extent that our new programmatic offerings do not offset the loss of any of our current programs, the loss of students or restrictions on program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

Changes in the availability of PLUS program loans contributed to a reduction in new student projections at The Art Institutes and are likely to adversely impact both continuing and new students in fiscal 2013 and beyond.
Approximately 50% of the students attending schools included in The Art Institutes education system are considered dependents for Title IV program purposes.  These traditional-age students often receive financial support from their parents to help pay for their education.  As part of this support, parents often participate in the PLUS program, which allows parents of a dependent student to borrow an amount not to exceed the difference between the total cost of that student's education and other aid to which that student is entitled.  PLUS program loans represented 12.4% and 12.8% of our net revenues in fiscal 2012 and fiscal 2011, respectively. However, during fiscal 2012 we believe that the U.S. Department of Education revised the underwriting criteria for PLUS program eligibility such that new PLUS program loans are not available to parents with respect to whom a creditor previously charged-off a loan because the creditor deemed the debt to be uncollectable.  Though the U.S. Department of Education has not publicly announced this change, we first became aware of it in the fourth quarter of fiscal 2012 after investigating the reasons underlying a decrease in the number of students applying for school who subsequently enroll.  While PLUS program loans for most of fiscal 2012 remained fairly consistent with fiscal 2011, students attending, or interested in attending, our schools experienced a significant decrease in PLUS loan approvals for the fourth quarter of fiscal 2012.  For example, The Art Institutes experienced a 28% decrease in the number of students using PLUS program loans to fund a portion of their education expense in the fourth quarter of fiscal 2012 as compared to the prior year period. Although each of our education systems was affected by this change, it most significantly impacted The Art Institutes, which has a larger proportion of traditional-age students, who are the most likely to be impacted by changes to the PLUS program.  This change in PLUS loan availability, along with continued economic pressures and a reluctance by parents to incur additional indebtedness, is expected to result in a significant decrease in the number of students using PLUS program loans to finance their education at our Art Institute schools, which will adversely impact the number of students attending those schools in the future.  Additionally, we expect to extend a greater amount of credit for those Art Institute students who are denied PLUS program loans but who still enroll in school, which will likely result in higher bad debt expense as a percentage of revenues in future periods. Furthermore, we may experience similar declines with respect to GRAD PLUS program loans and related increases in bad debt expense in the future, which could impact each of our reportable segments. As a result of the changes in projected future cash flows primarily due to the changes in availability of PLUS program loans in the fourth quarter of fiscal 2012, we impaired goodwill at The Art Institutes' reporting unit. See "Use of Estimates and Critical Accounting Policies" below for further discussion.
Investigations of proprietary education institutions, student concerns over incurring debt and negative media have adversely impacted fiscal 2012 results at all of our reporting units.
Although we believe that there are a number of factors that should contribute to long-term demand for post-secondary education, recently the industry as a whole has been challenged by a number of factors, including the overall negative impact of the current political and economic climate. We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. On July 30, 2012, Senator Tom Harkin, Chairman of the HELP Committee, and the majority staff of the HELP Committee released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success" which was drawn from hearings on the industry beginning in August 2010. While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. Additionally, a number of state Attorneys General have launched investigations into proprietary post-secondary institutions, including a number of our schools. We received subpoenas from the Attorneys General of Florida, Kentucky and New York in October 2010, December 2010 and August 2011, respectively, and the San Francisco, CA City Attorney in December 2011 in connection with investigations of our institutions and their business practices. These investigations, together with the Washington qui tam lawsuit in which the U.S. Department of Justice and Attorneys General from five states have intervened, have led to a significant amount of negative publicity for the proprietary education industry and our schools.

In addition to the investigations and political climate, due to the effects of the current economic climate many prospective students are unable to make cash payments towards their education. Recently, there has been a significant amount of negative publicity surrounding the incurrence of excessive debt to pay for a post-secondary education. On July 19, 2012, the CFPB and the U.S. Department of Education issued a report describing what they characterized as risky practices in the private student loan market over the past ten years, among other things. According to the CFPB's estimates, outstanding student loan debt in the United States exceeded $1 trillion in 2011, with $864 billion of federal student debt and $150 billion of private student loan debt. A number of media outlets have published stories linking student loan indebtedness to the recent mortgage loan crisis. We believe that the negative publicity surrounding student indebtedness, together with the inability of students to pay cash for their education and the effect of the numerous investigations of the proprietary post-secondary industry, has led to a reluctance in a number of prospective students to enroll in our schools.
Declines in online enrollment have adversely impacted South University and Argosy University's financial results in fiscal 2012, which may continue into the future.
Students enrolled in fully online programs are often non-traditional aged students who must balance work and family responsibilities while attending school.  We believe that, recently, these students have been impacted more significantly by the prolonged nature of the current economic downturn.  Additionally, we believe that competition for fully online students has increased over the last several years as more institutions, including public and private institutions, offer fully online programs and that, in general, interest in our programs has been adversely affected by the substantial negative media coverage of our business and industry. These external factors, as well as changes that we have made to our online academic programs, such as the shift to a non-term academic structure for our fully online programs at Argosy University and South University have led to reduced growth and profitability. During fiscal 2012, average student enrollment in our fully online programs represented approximately 16%, 40% and 69% of total average student enrollment for The Art Institutes, Argosy University and South University reportable segments, respectively.
Potential Changes to 90/10 Rule could impact financial results in fiscal 2013 and beyond.
Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in May 2012, attorneys general from 21 states and a chief consumer-affairs official for another state sent a letter to the leaders of the House and Senate education and veterans-affairs committees requesting that they revise the 90/10 rule so that GI Bill and other educational benefits for military veterans count toward the 90-percent cap on the amount of annual revenue a proprietary college may receive from federal student-aid programs. The Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from Title IV programs for military personnel to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If this or other revisions are made to the 90/10 Rule, we would have to make material changes to our business to remain eligible to participate in Title IV programs, which could materially and adversely affect our business. In addition, reductions in state-funded student financial aid programs also could adversely impact our compliance with the 90/10 Rule, because tuition revenue derived from such programs is included in the 10% portion of the rule calculation.
Due to the impact of the foregoing factors, our net revenues and average student population declined in fiscal 2012, and we anticipate these factors will continue to impact us in fiscal 2013. Additionally, the foregoing factors have resulted in our business becoming less predictable.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	54.5%	51.3%	50.5%
General and administrative	27.6%	26.3%	26.6%
Management fees paid to affiliates	—%	—%	1.3%
Depreciation and amortization	5.7%	5.1%	4.9%
Goodwill and indefinite-lived intangible asset impairments	63.3%	—%	—%
Total costs and expenses	151.1%	82.7%	83.3%
(Loss) income before interest, loss on extinguishment of debt and income taxes	(51.1)%	17.3%	16.7%
Interest expense, net	4.0%	4.2%	4.8%
Loss on extinguishment of debt	0.3%	0.4%	1.9%
(Loss) income before income taxes	(55.4)%	12.7%	10.0%
Provision for income taxes (benefit) expense	(0.5)%	4.8%	3.3%
Net (loss) income	(54.9)%	7.9%	6.7%
Year Ended June 30, 2012 (Fiscal 2012) Compared with the Year Ended June 30, 2011 (Fiscal 2011)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
Net revenues decreased 4.4% to $2.76 billion in fiscal 2012, compared to $2.89 billion in fiscal 2011. Average student enrollment decreased by approximately 8,700 students, or 5.7%, to 142,100 students in fiscal 2012. We derived approximately 93.1% and 92.5% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2012 and 2011, respectively. Partially offsetting the decrease in average student enrollment was a tuition rate increase of approximately 2% in fiscal 2012 compared to fiscal 2011.

Net revenues from bookstore sales, which include supplies and other items, decreased by 19.0% to $85.2 million in fiscal 2012, compared to $105.2 million in fiscal 2011 due primarily to a reduction to the cost of supply kits purchased by students. Net housing revenues remained relatively flat at $87.5 million in fiscal 2012 compared to $88.7 million in fiscal 2011.

Educational services expense
Educational services expense increased by $23.6 million, or 1.6%, to $1,504.4 million in fiscal 2012. As a percentage of net revenues, educational services expense increased by 321 basis points due primarily to decreases in average class size due to lower average student enrollment compared to the prior fiscal year and the resulting loss of operating leverage.
Salaries and benefits expenses plus third party costs related to the outsourcing of facilities management at The Art Institutes education system increased 261 basis points as a percentage of net revenues compared to fiscal 2011. In addition, bad debt expense was $163.9 million, or 5.9% of net revenues, in the current fiscal year compared to $134.6 million, or 4.7% of net revenues, in the prior year, which represented an increase of 128 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of higher delinquency rates and continued extension of credit to our students along with an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. Our extension of credit to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods. Rent expense associated with school locations increased 22 basis points as a percentage of net revenues compared to the prior fiscal year due to the loss of operating leverage.

Partially offsetting the above increases was a decrease of 74 basis points due to our recording a $21.5 million fair value loss in fiscal 2011 related to the Education Finance Loan program, which we ultimately sold to an unrelated third party in April 2011. The remaining net decrease of 16 basis points in the current fiscal year relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense was $760.8 million in the current fiscal year, which is essentially flat against the $759.0 million of general and administrative expense in the prior fiscal year. As a percentage of net revenues, general and administrative expense increased 127 basis points compared to the prior fiscal year. Marketing and admissions costs were 23.2% of net revenues in the current fiscal year compared to 22.4% of net revenues in the prior fiscal year, an increase of 78 basis points. These costs increased in the current fiscal year as a percentage of net revenues primarily due to a decline in the percentage of prospective students who ultimately enrolled at one of our schools. Salaries and benefits expense related to other personnel also increased by 69 basis points, approximately half of which was due to non-recurring severance and restructuring costs incurred during the year to date period, with the remainder due primarily to a decrease in operating leverage due to lower student enrollment year over year. In addition, we recorded a $4.2 million benefit in the prior year due to the favorable outcome of a state capital tax matter, which resulted in a 15 basis point increase in fiscal 2012 compared to the prior year.
Partially offsetting the above increases were reductions of 39 basis points in legal and consulting costs as a percentage of net revenues. The remaining net increase of four basis points in the current fiscal year relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $158.6 million in the current fiscal year compared to $146.5 million in fiscal 2011, an increase of 8.3% from the prior fiscal year. As a percentage of net revenues, depreciation and amortization expense increased by 67 basis points in fiscal 2012 primarily due to lower net revenues in fiscal 2012 compared to the prior year.
Goodwill and indefinite-lived intangible asset impairments
During the year ended June 30, 2012, we determined that each of our four reporting units had indicators of impairment due primarily to current and projected future enrollment trends and a decline in market capitalization related to our common stock. Accordingly, we updated our future cash flow projections for all reporting units and evaluated the carrying amount of goodwill at each reporting unit at March 31, 2012 and June 30, 2012 for impairment. The results of the impairment tests indicated that all of our reporting units had carrying values in excess of their respective estimated fair values. Therefore, we recorded goodwill impairment charges of $1,123.1 million, $155.9 million, $254.6 million and $84.9 million at The Art Institutes, Argosy University, Brown Mackie Colleges and South University, respectively. As a result of the impairment charges described above, total goodwill decreased from $2.6 billion at June 30, 2011 to $1.0 billion at June 30, 2012.
In addition, as part of the aforementioned goodwill impairment tests, we revalued The Art Institutes trade name and the licensing, accreditation and Title IV program participation assets for all reporting units at March 31, 2012 and June 30, 2012. This process resulted in impairments of $112.0 million to The Art Institutes' trade name and $16.3 million to our licensing, accreditation and Title IV program participation assets.

Interest expense, net
Net interest expense was $110.3 million in the current fiscal year, a decrease of $10.4 million, or 8.6%, from the prior fiscal year. The decrease in net interest expense in fiscal 2012 is primarily related to lower fixed expense related to our interest rate swaps and the retirement of the remaining $47.7 million of our 10.25% senior subordinated notes due 2016 ("Senior Subordinated Notes") in June 2011, partially offset by higher variable interest rates and letter of credit fees following the amendments to our senior secured credit facility in December 2010 and March 2012.
Loss on extinguishment of debt
On March 30, 2012, we completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under our senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on extinguishment of debt of $9.5 million in the current fiscal year. This loss was comprised of $2.0 million of previously deferred financing fees that were being amortized through June 2013 and $7.5 million in fees paid to lending institutions to complete the refinancing.

During the fiscal year ended June 30, 2011, we recorded losses of $11.4 million related to our debt. These losses were comprised of a $3.0 million loss on the extinguishment of the remaining $47.7 million of our Senior Subordinated Notes and an $8.4 million loss related to the amendment of our senior secured credit facility in December 2010.
Provision for income taxes
Our effective tax rate was a benefit of 0.9% for the current fiscal year. The effective tax rate in the current fiscal year was significantly impacted by goodwill and indefinite-lived intangible asset impairment charges. Of the total $1,746.8 million impairment charge recorded in fiscal 2012, $1,501.5 million related to goodwill recorded as part of the Transaction, which was not deductible for tax purposes because it did not have a tax basis. The remaining impairment charge of $245.3 million resulted in a deferred tax benefit because it related to goodwill and intangible assets where tax basis did exist. After adjusting for the impact of the impairment charges, our effective tax rate would have been 38.1% in the current fiscal year compared to 37.8% in fiscal 2011.

The effective tax rates differed from the combined federal and state statutory rates primarily due to accounting related to uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes.
Year Ended June 30, 2011 (Fiscal 2011) Compared with the Year Ended June 30, 2010 (Fiscal 2010)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
Net revenues for fiscal 2011 increased 15.1% to $2.89 billion, compared to $2.51 billion in fiscal 2010. Average student enrollment increased by approximately 18,900 students, or 14.3%, to 150,800 students in fiscal 2011 due primarily to the opening of new school locations, the growth in our fully online programs and the introduction of new academic programs. None of the growth resulted from the acquisitions of educational institutions. In addition, tuition rates increased approximately 4% in fiscal 2011 compared to fiscal 2010. These factors were partially offset by a lower average credit load taken by students in fiscal 2011 primarily due to the growth in the number of students enrolled in fully online programs, in which students typically take a lesser credit load. We derived approximately 92.5% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2011 and 2010.
Net revenues from bookstore sales, which include supplies and other items, grew in line with our average student population to $105.2 million in fiscal 2011 compared to $87.2 million in fiscal 2010, an increase of 20.7%. Net housing revenues also increased by 9.8%, to $88.7 million, in fiscal 2011 compared to fiscal 2010.

Educational services expense
Educational services expense increased by $213.7 million, or 16.9%, to $1,480.8 million in fiscal 2011 compared to fiscal 2010 due primarily to the incremental costs incurred to support higher student enrollment. As a percentage of net revenues, educational services expense increased by 77 basis points.
During fiscal 2011 we recognized $21.5 million of expense in fair value adjustments related to our Education Finance Loan portfolio. These fair value adjustments accounted for an increase of 74 basis points in educational services expense from the prior year period. After adjusting for fair value adjustments to the Education Finance Loan portfolio, educational services expense increased by three basis points in fiscal 2011 compared to fiscal 2010. Bad debt expense, which excludes fair value adjustments to Education Finance Loans, was $134.6 million, or 4.7% of net revenues, in fiscal 2011 compared to $105.6 million, or 4.2% of net revenues, in fiscal 2010, which represented an increase of 45 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of our assistance with students’ cost of education through extended credit terms, higher delinquency rates and an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students.
Partially offsetting the above increase was a decrease in rent expense of 34 basis points as a percentage of net revenues associated with our schools. Rent expense was $182.4 million in fiscal 2011 and $167.1 million in fiscal 2010. The remaining net decrease of eight basis points in fiscal 2011 was primarily the result of decreases in other items, none of which was individually significant.
General and administrative expense
General and administrative expense was $759.0 million in fiscal 2011, an increase of 13.8% from $667.2 million in fiscal 2010. As a percentage of net revenues, general and administrative expense decreased 31 basis points compared to the prior fiscal year. During fiscal 2010, we incurred non-cash equity-based compensation expense of $13.4 million in connection with the initial public offering. This expense was previously deferred due to the existence of certain conditions associated with employee stock options which were removed upon the completion of the initial public offering. We also incurred $1.0 million of legal costs and other fees associated with the repurchase of our 10.25% senior subordinated notes due 2016 (the “Senior Subordinated Notes”) in the second and third fiscal quarters of fiscal 2010.
After adjusting for the costs described above, general and administrative expense increased by 26 basis points in fiscal 2011 compared to fiscal 2010. Marketing and admissions costs were 22.4% of net revenues in fiscal 2011 compared to 22.2% of net revenues in fiscal 2010, an increase of 21 basis points. As a result of the current regulatory environment, legal and consulting costs increased 37 basis points in fiscal 2011 compared to fiscal 2010. Partially offsetting the above increases was a $4.2 million benefit from the favorable outcome of a state capital tax matter, representing a decrease of 15 basis points. The remaining net decrease of 17 basis points in fiscal 2011 was primarily the result of decreases in other items, none of which was individually significant.
Management fees paid to affiliates
In fiscal 2010, management fees paid to affiliates of $32.1 million consisted of the pro-rata portion of a $5.0 million annual fee paid to the Sponsors through December 31, 2009 under an agreement executed in connection with the Transaction and a non-recurring fee of $29.6 million that was paid to terminate the agreement at the time of the initial public offering.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $146.5 million in fiscal 2011, an increase of 18.7% from fiscal 2010. As a percentage of net revenues, depreciation and amortization expense increased by 16 basis points compared to fiscal 2010. The increase in depreciation and amortization as a percentage of net revenues was primarily due to the effect of a full year of amortization from assets placed into service in the latter half of fiscal 2010.

Interest expense, net
Net interest expense was $120.7 million in fiscal 2011, a decrease of $0.8 million from fiscal 2010. The decrease in net interest expense was primarily related to the early retirement in October 2009 of substantially all of the Senior Subordinated Notes, partially offset by higher interest rates and letter of credit fees following the amendment to our senior secured credit facility in December 2010.
Loss on extinguishment of debt
During the fiscal 2011, we recorded losses of $11.4 million related to our debt. These losses were comprised of a $3.0 million loss on the extinguishment of the remaining $47.7 million of the Senior Subordinated Notes in June 2011 and an $8.4 million loss related to the amendment of our senior secured credit facility in December 2010.
In fiscal 2010, we recorded a loss of $47.2 million upon the early retirement of $337.3 million of our Senior Subordinated Notes. This loss was comprised of a premium of $41.6 million over face value to repurchase the Senior Subordinated Notes and accelerated amortization on the prorated portion of deferred financing costs related to these notes of $5.6 million.
Provision for income taxes
Our effective tax rate was 37.8% in fiscal 2011 as compared to 32.6% in fiscal 2010. The fiscal 2010 effective tax rate was lower than the rate in fiscal 2011 primarily due to the reversal of $17.9 million of uncertain tax liabilities during fiscal 2010 upon the expiration of statutes of limitation from fiscal 2006, partially offset by a $3.6 million reversal of uncertain tax liabilities in fiscal 2011 due to the expiration of statutes of limitation from fiscal 2007.
The effective tax rates differed from the combined federal and state statutory rates primarily due to accounting related to uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes.

Analysis of Operating Results by Reportable Segment
Each of our 109 schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics, and our operations are organized into four corresponding reportable segments:

•
The Art Institutes. The Art Institutes focus on applied arts in creative professions such as graphic design, culinary arts, media arts and animation, interior design, web site development, digital filmmaking and video production, fashion design and marketing and game art and design. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine on campus and online education. As of June 30, 2012, there were 51 Art Institutes campuses in 25 U.S. states and in Canada included in this reportable segment. As of October 2011, students enrolled at The Art Institutes represented approximately 53% of our total enrollments.

•
Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy University offers Doctoral, Master’s and undergraduate degrees through local campuses, fully online programs and blended formats. Argosy University’s academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. As of June 30, 2012, there were 20 Argosy University schools in 13 U.S. states included in this reportable segment. As of October 2011, students enrolled at Argosy University represented approximately 19% of our total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

•
Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as medical assisting, criminal justice, nursing, business, legal support and information technology. As of June 30, 2012, there were 28 Brown Mackie College campuses in 15 U.S. states included in this reportable segment. As of October 2011, students enrolled at Brown Mackie Colleges represented approximately 13% of our total enrollments.

•
South University. South University offers academic programs in health sciences and business disciplines, including business administration, criminal justice, nursing, information technology, psychology, pharmacy and medical assisting. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully online programs and blended formats. As of June 30, 2012, there were ten South University campuses in eight U.S. states included in this reportable segment. As of October 2011, students enrolled at South University represented approximately 15% of our total enrollments.

Student information by segment was as follows:

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Average student enrollment:
The Art Institutes	75,000	79,000	72,700
Argosy University	27,500	29,700	23,900
Brown Mackie Colleges	19,100	21,100	18,700
South University	20,500	21,000	16,700
Total EDMC	142,100	150,800	132,000

New students:
The Art Institutes	56,200	63,500	61,400
Argosy University	18,600	24,600	20,400
Brown Mackie Colleges	16,900	20,100	21,200
South University	27,600	32,300	22,900
Total EDMC	119,300	140,500	125,900

EBITDA excluding certain expenses, the measure used by the chief operating decision maker to evaluate segment performance and allocate resources, is defined as net income before interest expense, net, provision for income taxes, depreciation and amortization and certain expenses. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. See Item 8 – “Financial Statements and Supplementary Data,” Note 18, “Segments” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income before income taxes.

Net revenues and EBITDA excluding certain expenses by segment were as follows for fiscal 2012, 2011 and 2010 (in millions):

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Net revenues:
The Art Institutes	$1,738.5	$1,791.2	$1,597.0
Argosy University	397.5	431.1	344.4
Brown Mackie Colleges	314.8	348.1	301.9
South University	310.2	317.2	265.2
Total EDMC	$2,761.0	$2,887.6	$2,508.5

EBITDA excluding certain expenses: (1)
The Art Institutes	$477.5	$531.2	455.2
Argosy University	56.7	97.5	66.3
Brown Mackie Colleges	62.0	96.7	98.1
South University	4.8	38.4	50.7
Corporate and other (2)	(91.1)	(102.2)	(76.6)
Total EDMC	$509.9	$661.6	$593.7

(1) EBITDA excluding certain expenses excludes goodwill and indefinite-lived intangible asset impairments explained in Item 8 – “Financial Statements and Supplementary Data, Note 5, “Goodwill and Intangible Assets”. Additionally, depreciation and amortization expense is excluded, which was as follows for The Art Institutes, Argosy University, Brown Mackie Colleges and South University, respectively, in each of the fiscal years presented:
Fiscal 2012: $79.6 million, $17.8 million, $24.2 million and $12.8 million
Fiscal 2011: $76.5 million, $17.6 million, $18.7 million and $11.4 million
Fiscal 2010: $69.7 million, $15.3 million, $11.9 million and $8.8 million

(2) Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity.
Year Ended June 30, 2012 (Fiscal 2012) Compared with the Year Ended June 30, 2011 (Fiscal 2011)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.

The Art Institutes
Net revenues decreased 2.9% to $1,738.5 million in fiscal 2012 from fiscal 2011 due primarily to an average student enrollment decrease of 5.2%, or approximately 4,000 students. In addition, new student enrollment in fiscal 2012 compared to fiscal 2011 decreased by 11.7% to approximately 56,200 students. The decrease in average and new student enrollment was primarily the result of the factors described under "Key Trends, Developments and Challenges" above. Partially offsetting the decrease in average student enrollment was an increase in the average registered credits taken by enrolled students in fiscal 2012 compared to fiscal 2011.
Across The Art Institutes, the volume of applications for our campus-based programs did not change materially in fiscal 2012 compared to fiscal 2011, but the volume of applications for fully online programs at The Art Institute of Pittsburgh - Online Division declined. The rate at which students who completed an application actually enrolled in one of our programs, which we refer to as our "start rate," declined for both campus based and fully online programs at The Art Institutes compared to fiscal 2011.
These decreases in enrollment and net revenues contributed to the 10.1% decrease in EBITDA excluding certain expenses to $477.5 million at The Art Institutes in fiscal 2012 compared to the prior fiscal year. In addition to the revenue decreases, we experienced margin degradation due to continued loss of operating leverage and through higher bad debt expense as a percentage of revenues, principally from the extension of credit to students enrolled at The Art Institutes.
Argosy University
Net revenues decreased 7.8% to $397.5 million in fiscal 2012 compared to fiscal 2011 due primarily to an average student enrollment decrease of 6.9%, or approximately 2,200 students. In addition, new student enrollment in fiscal 2012 compared to fiscal 2011 decreased by 24.0% to approximately 18,600 students. The decreases in average and new student enrollment were primarily the result of fewer new students enrolling in Argosy University's fully online courses, which is a negative trend we described under "Key Trends, Developments and Challenges" above. Partially offsetting the decrease in average student enrollment was an increase in the average credits taken by enrolled students in fiscal 2012 compared to fiscal 2011 and a tuition rate increase of approximately 3% in fiscal 2012 compared to fiscal 2011.

Argosy University experienced declines in application volume for both campus based and fully online programs in fiscal 2012 compared to fiscal 2011, with start rates and student persistence declining significantly year over year, driven in part by the change to a non-term academic structure for Argosy University's fully online programs.

The above decreases in enrollment and net revenues contributed to the 41.9% decrease in EBITDA excluding certain expenses to $56.7 million at Argosy University in fiscal 2012 compared to the prior fiscal year. Additionally, incremental expenses associated with the change to a non-term academic structure for fully online programs continued to adversely impact operating leverage.

Brown Mackie Colleges
Net revenues decreased 9.6% to $314.8 million in fiscal 2012 compared to fiscal 2011 due primarily to an average student enrollment decrease of 9.3%, or approximately 2,000 students. In addition, new student enrollment in fiscal 2012 compared to fiscal 2011 also decreased by 15.6% to approximately 16,900 students. The decrease in average and new student enrollment was primarily the result of the factors described under "Key Trends, Developments and Challenges" above. Due to the nature of its programs and the composition of its student body, Brown Mackie Colleges was negatively affected by the recent economic downturn more significantly than our other segments and, due to ongoing economic stagnation has not recovered at the rate previously anticipated. Partially offsetting the decrease in average student enrollment was a tuition rate increase of approximately 4% in fiscal 2012 compared to fiscal 2011.

The above decreases in enrollment and net revenues contributed to the 35.9% decrease in EBITDA excluding certain expenses to $62.0 million at Brown Mackie Colleges in fiscal 2012 compared to the prior fiscal year. Substantially all of this decrease can be attributed to the decrease in net revenues at Brown Mackie Colleges year over year and the corresponding loss of operating leverage.

South University
Net revenues decreased 2.2% to $310.2 million in fiscal 2012 compared to fiscal 2011 due primarily to a decline in average student enrollment of 2.3%, or approximately 500 students. In addition, new student enrollment in fiscal 2012 also decreased by 14.5% compared to fiscal 2011 to approximately 27,600 students. The decreases in average and new student enrollments were primarily the result of fewer new students enrolling in South University's fully online programs, which is a negative trend we described under "Key Trends, Developments and Challenges" above. Partially offsetting the decrease in average student enrollment was a tuition rate increase of approximately 5% in fiscal 2012 compared to fiscal 2011.

South University experienced both application volume and start rate increases for campus-based programs, primarily due to new campus openings, in fiscal 2012 compared to fiscal 2011. However, application volume and start rates for fully online students at South University declined year over year, driven in part by the change to a non-term academic structure.

The above decreases in enrollment and net revenues contributed to a decrease in South University's EBITDA excluding certain expenses from $38.4 million in fiscal 2011 to $4.8 million in fiscal 2012. Additionally, incremental expenses associated with the change to a non-term academic structure for fully online programs continue to adversely impact operating leverage.

Year Ended June 30, 2011 (Fiscal 2011) Compared with the Year Ended June 30, 2010 (Fiscal 2010)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.

The Art Institutes
Net revenues increased 12.2% to $1,791.2 million in fiscal 2011 compared to fiscal 2010 due primarily to an average student enrollment increase of 9.0%, or approximately 6,300 students. In addition, new student enrollment increased in fiscal 2011 by 3.4% compared to fiscal 2010 to approximately 63,500 students. The increase in average and new student enrollment was primarily the result of opening new school locations and the introduction of new academic programs. The Art Institutes also had a tuition rate increase of approximately 4% in fiscal 2011 compared to fiscal 2010.
Across The Art Institutes, application volume for campus-based programs increased slightly in fiscal 2011 compared to fiscal 2010, while applications for fully online programs at The Art Institute of Pittsburgh - Online Division decreased. Start rates decreased in fiscal 2011 compared to fiscal 2010.

The above increases in enrollment and net revenues contributed to the 16.7% increase in EBITDA excluding certain expenses to $531.2 million at The Art Institutes in fiscal 2011 compared to fiscal 2010.

Argosy University
Net revenues increased 25.2% to $431.1 million in fiscal 2011 compared to fiscal 2010 due primarily to an average student enrollment increase of 24.1%, or approximately 5,800 students. In addition, new student enrollment in fiscal 2011 increased by 21.1% compared to fiscal 2010 to approximately 24,600 students. The increases in average and new student enrollment were primarily the result of growth in Argosy University's fully online programs. Argosy University also had a tuition rate increase of approximately 2% in fiscal 2011 compared to fiscal 2010.
Argosy University also had application volume and start rate improvements at in fiscal 2011 compared to fiscal 2010 due primarily to strong demand for Argosy University's fully online programs. However, student persistence decreased significantly in fiscal 2011 compared to fiscal 2010.
The above increases in enrollment and net revenues contributed to the 46.9% increase in EBITDA excluding certain expenses in fiscal 2011 compared to fiscal 2010 to $97.5 million at Argosy University in fiscal 2011. Substantially all of this increase can be attributed to the increase in net revenues at Argosy University year over year.

Brown Mackie Colleges
Net revenues increased 15.3% to $348.1 million in fiscal 2011 compared to fiscal 2010 on average student enrollment of 21,100, an increase of 12.5%, or approximately 2,400 students, compared to the prior year, as well as a tuition rate increase of approximately 8% in fiscal 2011 compared to fiscal 2010. The increase in average student enrollment period to period was primarily due to the opening of a total of six new school locations in fiscal 2009 and 2010. Despite the increase in average student enrollment, new student enrollment in fiscal 2011 compared to fiscal 2010 decreased by 5.2% to 20,100 students.
EBITDA excluding certain expenses did not change materially year over year, as it was $96.7 million in fiscal 2011 and $98.1 million in fiscal 2010 compared to the increase in revenue noted above primarily due to the higher investments needed to support schools that recently opened, as newer schools generally do not achieve margins as high as those of more mature schools.

South University
Net revenues increased 19.6% to $317.2 million in fiscal 2011 on average student enrollment of 21,000, an increase of 25.5%, or approximately 4,300 students, compared to the prior year. Higher student volume in fiscal 2011 were partially offset by pricing mix shift due to the growth in fully online program enrollment. New student enrollment in fiscal 2011 compared to fiscal 2010 increased by 40.9% to 32,300 students. The increases in both new student and average enrollment were primarily due to the growth in South University's online programs and the introduction of new programs across South University campuses. South University had a tuition rate increase of approximately 3% in fiscal 2011 compared to fiscal 2010.
While start rates declined year over year, South University continued to experience demand across all areas of study and degree offerings, as evidenced by both a higher number of applications and new student enrollment for campus-based and fully online programs.

EBITDA excluding certain expenses decreased 24.4% to $38.4 million in fiscal 2011 compared to fiscal 2010. The decrease in EBITDA excluding certain expenses is due primarily to higher bad debt expenses and incremental costs associated with the change to a non-term academic structure for fully online programs.
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
Operating cash flows
Cash used in operating activities for the fiscal year ended June 30, 2012 was $(10.9) million, compared to $399.7 million of cash provided by operating activities in fiscal 2011. This decrease in operating cash flow was primarily the result of a transfer in March 2012 of $210.0 million to restricted cash in order to utilize our cash secured letter of credit facilities, which are being used to help satisfy a $414.5 million letter of credit with the U.S. Department of Education. Reduced operating performance and growth in student receivables also negatively impacted cash flow from operations in fiscal 2012 as compared to the prior fiscal year.
During fiscal 2012, we entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit to the U.S. Department of Education in an aggregate face amount of up to $200.0 million. Our obligations with respect to such letters of credit are secured by liens in favor of the lenders on certain of our cash deposits, which must total at least 105% of the aggregate face amount of any outstanding letters of credit. As discussed above, we fully utilized both cash secured letter of credit facilities in March 2012 in connection with the issuance of the required letters of credit to the U.S. Department of Education and, accordingly, transfered $210.0 million to restricted cash to collateralize the letters of credit.
The extent to which we extend credit to our students has increased over the last several years due to decreases in availability of private loans for students. We expect this trend to worsen in the future as a result of decreased availability of PLUS program loans as explained under "Key Trends, Developments and Challenges" above. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Beginning in fiscal 2011, we extended the repayment period for some of the financing we make available to students to include periods of up to 36 months beyond graduation. This additional extension of credit has contributed to the increase in bad debt expense as a percentage of our net revenues to 5.9% in fiscal 2012 compared to 4.7% in fiscal 2011. The total amount of receivables that extend beyond twelve months approximated $18.6 million at June 30, 2011 and $34.8 million at June 30, 2012; if students continue to utilize this funding source, our bad debt expense as a percentage of revenue will likely continue to increase. Because the extended payment plans are not federal student loans, these plans will not directly affect our published federal student loan cohort default rates. However, these extended credit terms may have an indirect negative impact on the federal student loan cohort default rates because the students effectively may have more total debt upon graduation.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the three months and twelve months ended June 30, 2012, there were no significant changes to the start dates of academic terms in session as compared to the prior year period.
We accrued $4.5 million at June 30, 2012 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.
Direct Loan Programs and Private Student Loans
We collected the substantial majority of our consolidated net revenues during fiscal 2012 from the receipt by students of Title IV financial aid program funds. On a consolidated basis, cash received from students attending our institutions from Title IV programs represented approximately 73% of our total cash receipts during fiscal 2012. These receipts include $515.8 million of stipends, or receipts by students of financing in excess of tuition and fees paid to our institutions and used for living and other expenses incurred while attending school, which are not included in our consolidated net revenue. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as military aid, the percentage of revenues derived by our institutions from Title IV programs during fiscal 2012 ranged from approximately 56% to approximately 86%, with a weighted average of approximately 79%.
Our students' reliance on private loans has decreased substantially during the last three fiscal years due to the increased availability of federal aid and adverse market conditions for consumer student loans. However, this trend was partially offset in fiscal 2010 and 2011 by our involvement in the Education Finance Loan program we introduced in August 2008.
While we are taking steps to address the private loan needs of our students, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Conversion to Non-Term Academic Structure
Beginning in January 2011 and continuing into fiscal 2012, we transitioned the fully online programs offered by South University and Argosy University from a term-based academic structure, under which all students begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system, to a non-term academic structure, under which each student may begin a program and be eligible to receive financial aid as they successfully progress throughout the year. For students attending fully online programs, we believe a non-term academic structure provides greater ease and flexibility by providing for rolling and flexible start dates. The non-term academic structure also assists in ensuring that students do not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation. The move to a non-term academic structure also reduced the amount of stipends (i.e., living expenses) students are eligible to receive.
Under a non-term academic structure, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period. The student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition at the beginning of the term. However, in a non-term environment, Title IV draws are generally based on when a student takes a class, which results in higher restricted cash and advance payment balances than in a term-based environment. In addition, the transition to a non-term academic structure may result in a reduction in cash flow from operations due to more cash being restricted compared to prior periods. At June 30, 2012 and 2011, we recorded $41.0 million and $25.7 million, respectively, in restricted cash related to non-term disbursements.
Investing cash flows
Capital expenditures were $93.5 million, or 3.4% of net revenues, in fiscal 2012, compared to $138.1 million, or 4.8% of net revenues, in fiscal 2011. The decrease in capital expenditures as a percentage of net revenues was primarily due to decreased investment in capital intensive programs and expansions of existing facilities as a result of enrollment declines.
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
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of June 30, 2012, we had $1,576.8 million in aggregate indebtedness outstanding, including $123.4 million due within the next twelve months, which includes $111.3 million of our revolving credit facility that we repaid on July 1, 2012. The largest portion of our debt is a senior secured credit facility that we obtained in connection with the Transaction as well as our $375.0 million senior notes due in June 2014 (the “Senior Notes”). The senior secured credit facility currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility, all of which is available for the issuance of letters of credit. On March 30, 2012, we completed a refinancing of $348.6 million of our $1.1 billion term loan that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. See Item 8, “Financial Statements and Supplemental Data,” Note 8, “Short-Term and Long-Term Debt” below.
We borrowed $111.3 million under the revolving credit facility at June 30, 2012 in order to satisfy year-end regulatory financial ratios, which was repaid on July 2, 2012 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2012. At June 30, 2012, we had issued an aggregate of $417.0 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement in favor of the U.S. Department of Education was $414.5 million at June 30, 2012, which equals 15% of the total Title IV aid received by students attending our institutions during fiscal 2011. In order to provide the total requisite letters of credit, we used all $200.0 million of capacity under our cash secured letter of credit facilities and $217.0 million of letter of credit capacity under the revolving credit facility. Because letters of credit outstanding under the revolving credit facility reduce the amount available for borrowing under the revolving credit facility, there was no unused capacity under the revolving credit facility at June 30, 2012.
In June 2010, our Board of Directors adopted a stock repurchase program which permits us to repurchase up to $375.0 million of our common stock through December 31, 2012. Pursuant to this program, we repurchased 18.9 million shares of our common stock at a total cost of $328.6 million through June 30, 2012. During fiscal 2012, we purchased 5.6 million shares at a total cost of $101.7 million.

At June 30, 2012, total indebtedness outstanding under the Senior Notes issued by our subsidiary Education Management LLC (“EM LLC”), which EDMC has guaranteed, was $375.0 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Item 8, Note 13, “Stock Repurchase Program” below.
Regulatory Environment and Gainful Employment
In October 2010, the U.S. Department of Education issued new regulations pertaining to certain aspects of the administration of the Title IV programs, including, but not limited to state authorization; disclosure of information related to gainful employment; compensation for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; and definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011.
See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations.”
Contractual obligations
The following table describes our commitments at June 30, 2012 under various contracts and agreements:

		Payments due by fiscal year (in thousands)
	Total amounts committed	2013	2014	2015	2016	2017	Thereafter
Revolving credit facility, due 2015	$111,300	$111,300	$—	$—	$—	$—	$—
Term loan, maturing on June 1, 2016	744,539	8,085	8,085	8,085	720,284		—
Term loan, maturing on March 31, 2018, net of $3.5 million discount	345,545	3,790	3,790	3,790	3,788	3,753	326,634
Senior notes, maturing on June 1, 2014	375,000	—	375,000	—	—	—	—
Other debt	460	201	259	—	—	—	—
Total short-term and long-term debt	1,576,844	123,376	387,134	11,875	724,072	3,753	326,634
Interest payments (1)	426,249	120,627	117,099	81,534	58,430	27,887	20,672
Operating leases, extending through 2025	1,044,437	175,959	160,666	137,779	117,408	113,189	339,436
Unconditional purchase obligations	19,923	19,610	242	71	—	—	—
Total commitments	$3,067,453	$439,572	$665,141	$231,259	$899,910	$144,829	$686,742

(1)
Interest payments are based on either the fixed rate or the variable rate as of June 30, 2012 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.

Contingencies
See Item 8, “Financial Statements and Supplementary Data,” Note 15, “Commitments and Contingencies” below.
Off Balance Sheet Arrangements
At June 30, 2012, we have provided $23.2 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.
Indebtedness
As of June 30, 2012, we had $1,576.8 million in aggregate indebtedness outstanding, including $123.4 million due within the next twelve months (which includes the outstanding revolving credit facility balance of $111.3 million that was repaid on

July 1, 2012). This indebtedness was incurred primarily to finance the Transaction and related expenses in June 2006. After giving effect to outstanding letters of credit and amounts drawn on the revolving credit facility, we had no additional availability under our revolving credit facility at June 30, 2012.
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
Our 8.75% senior notes with a principal amount of $375.0 million mature on June 1, 2014 (the “Senior Notes”). In addition, approximately $714.2 million of our term loan facility matures on June 1, 2016 and $328.3 million of our term loan facility matures on March 31, 2018. The entire balance of the $1,090.1 million of term loan facilities will become due and payable on March 1, 2014 in the event that we cannot refinance or repay the Senior Notes in full by such date. Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance. Our operating performance is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this Form 10-K, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness.
Senior Secured Credit Facilities
Overview. In connection with the Transaction, our subsidiary, Education Management LLC, entered into senior secured credit facilities consisting of a $1,185.0 million term loan facility and a $300.0 million revolving credit facility. As of June 30, 2012, the revolving credit facility had a borrowing capacity of $328.3 million. As of June 30, 2012, we had aggregate outstanding borrowings of $1,201.4 million under our senior secured credit facilities, of which $111.3 million was repaid on July 2, 2012.
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

	LIBOR Borrowing	Base Rate Borrowing
Revolving credit facility, due in June 2015	4.00%	3.00%
Senior secured term loan facility, due in June 2016	4.00%	3.00%
Senior secured term loan facility, due in March 2018 *	7.00%	6.00%

* LIBOR floor of 1.25%
The margin for borrowings under the revolving credit facility or either tranche of the term loan may be reduced if we attain certain credit rating levels.
In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to unutilized commitments. At June 30, 2012, the commitment fee rate was 0.375% per annum. We must also pay customary letter of credit fees.
We utilize interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the variable rate portion of our term debt. On April 7, 2011, we entered into three interest rate swap agreements, effective July 1, 2011, for an aggregate notional amount of $950.0 million. The first swap agreement is for a notional amount of $325.0 million and effectively caps future interest payments through June 1, 2013 at a rate of 9.44%. Due to the LIBOR floor of 1.25% on the underlying debt, this swap does not qualify for cash flow hedge accounting as described below in Item 8, “Financial Statements and Supplementary Data,” Note 9 “Derivative Instruments.” The other two swap agreements are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.
Payments. We are required to pay installments on the loans under the term loan facility in quarterly principal amounts of

$3.0 million, which is equal to 0.25% of the initial total funded principal amount calculated as of the closing date. We estimate that the final principal payments on the facility will be $714.2 million on June 1, 2016 and $328.3 million on March 30, 2018, assuming we do not make any prepayments and we repay or refinance the Senior Notes in full by March 1, 2014.
We may be required to make additional principal payments based on excess cash flow generated for the preceding fiscal year and our debt covenant ratios, as defined in the senior secured term loan agreement. We have not been required to make such a prepayment since fiscal 2008. We are not required to make an additional payment relating to the fiscal year ended June 30, 2012 due to our Consolidated Total Debt to Adjusted EBITDA ratio, described below, being below 5.0 to 1.0.
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
Senior Notes
In connection with the Transaction, our subsidiaries, Education Management LLC and Education Management Finance Corp., co-issued $375.0 million aggregate principal amount of the Senior Notes and $385.0 million aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes have since been redeemed in full. The indenture governing the Senior Notes limits our subsidiaries’ ability to:

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
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2012, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future. At September 30, 2012, the maximum Consolidated Total Debt to Adjusted EBITDA ratio will decrease from 4.00x to 3.50x, and the minimum Adjusted EBITDA to Consolidated Interest Expense ratio will increase from 2.50x to 2.75x.
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
Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures frequently are used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our senior credit facilities and the indenture governing the Senior Notes allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be affected disproportionately by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent twelve-month period or any complete fiscal year.
The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for Education Management LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the 12 month period ended June 30, 2012
Net loss	$(1,515.6)
Interest expense, net	110.3
Provision for income taxes	(13.6)
Depreciation and amortization	158.6
EBITDA	(1,260.3)
Goodwill and indefinite-lived intangible assets impairments (1)	1,746.8
Loss on extinguishment of debt (2)	9.5
Severance and relocation	15.0
Non-cash compensation (3)	13.0
Other	7.4
Adjusted EBITDA - Covenant Compliance	$531.4

(1)
As a result of current and projected enrollment trends, as well as a decline in market capitalization, we performed two impairment reviews at all of our reporting units during fiscal 2012. These impairment reviews resulted in non-cash impairment charges at all of our reporting units, totaling $1.75 billion.

(2)	In March 2012, we recorded a $9.5 million loss on extinguishment of debt in connection with the refinancing of $348.6 million of our $1.1 billion term loan.

(3)	Represents non-cash expense for stock options and restricted stock.
Our covenant requirements and actual ratios for the year ended June 30, 2012 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.50x	4.82x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 4.00x	2.61x
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
Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements on a consolidated basis. As of June 30, 2012, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. As a result, all of our institutions have been provisionally certified to participate in Title IV programs and we are required to post a letter of credit with the U.S. Department of Education. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our schools during fiscal 2011, or $414.5 million. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Additionally, the U.S. Department of Education has placed our institutions on heightened cash monitoring Level 1 due to the provisional certification and has included a requirement in our program participation agreements that we obtain their approval prior to offering new programs at some of our institutions. These restrictions, along with the letter of credit requirement, will be in effect until at least June 2013 and are likely to continue beyond that date. Furthermore, because we are provisionally certified, the U.S. Department of Education has the discretion to change the amount of our required letter of credit and to impose additional conditions or limitations, including additional restrictions on our receipt of Title IV funds. Outstanding letters of credit reduce the availability under our revolving credit facility. In the future, we may not have sufficient letter of credit capacity under our revolving credit facility and cash secured letter of credit facilities to satisfy the letter of credit requirement for the U.S. Department of Education. No assurance can be given that additional restrictions which may be imposed by the U.S. Department of Education due to our failure to satisfy the financial responsibility standards will not materially and adversely impact our revenues and cash flows.
Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions that fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2012, the percentage of revenues derived from Title IV programs ranged from approximately 56% to 86%, with a weighted average of approximately 79% as compared to a weighted average of approximately 78% in fiscal 2011. The following table shows the 90/10 ratio for each of our institutions for the fiscal year ended June 30, 2012:

Institution	90/10 Ratio
The Art Institute of Phoenix	86%
The Art Institute of Pittsburgh	84%
South University	84%
The Art Institute of Charlotte	83%
Brown Mackie College - Salina	83%
Argosy University	80%
The Art Institute of New York City	77%
The Art Institute of York - Pennsylvania	76%
The Illinois Institute of Art - Chicago	74%
The Art Institute of Atlanta	73%
The Art Institute of Portland	73%
The Art Institute of Fort Lauderdale	73%
The Art Institute of Philadelphia	70%
The New England Institute of Art	69%
The Art Institute of Houston	69%
Miami International University of Art & Design	67%
The Art Institutes International Minnesota	67%
The Art Institute of Colorado	64%
The Art Institute of Seattle	56%
Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2012, students attending our schools received approximately $164 million of financial aid from the U.S. Department of Veterans Affairs and the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. A material decrease to the funding of military education benefit programs would have a materially adverse effect on our ability to comply with the 90/10 Rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, net revenues and results of operations.

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
Revenue Recognition and Receivables
We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. Some of our academic terms have starting and ending dates that differ from our fiscal quarters. Therefore, at the end of each fiscal quarter, we may have tuition from these academic terms on which the associated revenue has not yet been earned. Accordingly, this unearned revenue has been recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not applied to students’ accounts and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable. We recognize revenue at the time of the sale in the case of certain point-of-sale transactions, such as bookstore sales.
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
We record student receivables at cost less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student. The reserve is established based on the likelihood of collection considering our historical experience, which is updated several times per year. The reserve methodology results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at a high rate and are written off after repeated collection attempts have been unsuccessful. A one percentage point change in our allowance for doubtful accounts as a percentage of gross current and non-current student receivables at June 30, 2012 and 2011 would have resulted in a change in net income of $2.9 million and $2.2 million, respectively, for the fiscal years ended June 30, 2012 and 2011.
Impairment of Property, Equipment and Finite-Lived Intangible Assets
We record impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Events and circumstances that could trigger an impairment review include changes in the regulatory environment, deteriorating economic conditions or poor operating performance at individual locations or groups of locations. Any resulting impairment loss would be measured by comparing the fair value of the assets to their carrying amounts using a traditional discounted cash flow model, and the loss would be recorded as an operating expense in the consolidated statement of operations in the period in which carrying value exceeds fair value. We did not record any impairments of property, equipment or finite-lived intangible assets in fiscal 2012 or 2011.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually, using April 1 as our measurement date. In addition, throughout the fiscal year we evaluate forecasts, our market capitalization, business plans, regulatory and legal matters and other activities necessary to identify triggering events during interim reporting periods. We utilize a two-step method for determining goodwill impairment. In the first step, we determine the fair value of each reporting unit and compare that fair value to each unit’s carrying value. We estimate the fair value of our reporting units using a combination of the traditional discounted cash flow approach and the guideline public company approach, which takes into account the relative price and associated earnings multiples of publicly-traded peer companies. If the results of this first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed, which requires that we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units as of the testing date. Under the second step, an impairment is recognized if the carrying amount of a reporting unit’s goodwill is greater than its implied fair value. If an impairment charge was required to be recorded, it would be presented as an operating expense in the period in which the goodwill’s carrying value exceeds its new implied fair value.

During fiscal 2012, we did not identify any triggering events in either of the first two fiscal quarters of 2012 based on our results of operations, future forecasts, market capitalization or other impairment indicators. Among other things, earnings for the first quarter were generally consistent with with our forecasts and, even though there were several negative trends during the second quarter, new students at one of our reporting units increased during the quarter as compared to the prior year period and our forecasts for the latter half of fiscal 2012 continued to project improving new students and financial results across all our reporting units. In addition, our market capitalization as of December 31, 2012 greatly exceeded our carrying value. We also had positive prospective student inquiries for the third quarter, which supported financial forecasts in the third and fourth quarters of fiscal 2012.

During the fiscal quarter ended March 31, 2012, we reevaluated our current and projected future enrollment forecasts due to further degradation in new and continuing students at all of our reporting units as well as a significant decrease in our market capitalization. Based on this evaluation, we determined that each of our four reporting units had indicators of impairment. Accordingly, we updated future cash flow projections and performed an interim evaluation of the carrying amount of goodwill at each reporting unit. The results of the first step of the impairment analysis indicated no impairment at The Art Institutes reporting unit, with the estimated fair value exceeding carrying value by approximately 10% as compared to approximately 21% at the date of our last annual impairment test on April 1, 2011. However, the Argosy University, Brown Mackie Colleges, and South University reporting units each had carrying values higher than their respective estimated fair values. Therefore, we performed the second step of impairment testing for these three reporting units by deducting the estimated fair value of all net assets of the reporting unit from the estimated fair value of the reporting unit. The Argosy University, Brown Mackie Colleges and South University reporting units were affected as follows:

•
Argosy University. Declines throughout the first three quarters of fiscal 2012 in conversion rates, which is the rate at which prospective students who inquire about attending schools also submit applications to attend, contributed to a substantial decline in student applications received during the third fiscal quarter along with a 40% decrease in new student enrollment for the third quarter of fiscal 2012 as compared to the prior year quarter. We believed that the continued decline in the conversion rate reflected a negative trend that would likely continue to result in lower than previously anticipated future enrollment, and we revised our projections accordingly.

•
Brown Mackie Colleges. Continued conversion rate declines of approximately 30% in each of the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 resulted in higher than expected declines in student applications and new student enrollment during the third quarter of fiscal 2012. These declines were impacted by delays that we experienced at Brown Mackie Colleges in implementing new programs as part of our plan to comply with new gainful employment regulations. Due to these factors, we reduced total enrollment projections for Brown Mackie Colleges to reflect decreased future growth.

•
South University. At South University, conversion rates, which declined only slightly during the first half of 2012, declined 22% during the third quarter of fiscal 2012 as compared to the prior fiscal year, resulting in a corresponding decline in student applications and new student enrollment during the third quarter of fiscal 2012 as compared to prior periods. We believed that this negative trend would likely continue and result in lower than anticipated future enrollment, and we revised our projections accordingly.

We believe that the declines in conversion rates, student applications and enrollment during the third quarter of fiscal 2012 were due in part to economic conditions, student concerns with the cost of education, the impact of new regulations on the proprietary-post-secondary education industry and negative publicity regarding the industry, which negatively impacted each of our reporting units to varying degrees. Declines in new student enrollment have a compounding effect on our results over a period of years because students attending our schools generally must attend for more than one year in order to obtain a degree.
Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date of March 31, 2012, we recorded goodwill impairment charges of $155.9 million, $254.6 million and $84.9 million at Argosy University, Brown Mackie Colleges and South University, respectively.

During the fiscal quarter ended June 30, 2012, we again reevaluated our current and projected future enrollment due to further degradation in new and continuing students at all of our reporting units as well as a significant decrease in our market capitalization. In particular, we noted a degradation in the number of prospective students who ultimately enrolled in school, which we refer to as the "start rate", among campus-based students at The Art Institutes as compared to prior periods. Based on this evaluation, we determined that each of our four reporting units had indicators of impairment. Accordingly, we updated future cash flow projections and performed another interim evaluation of the carrying amount of goodwill at each reporting unit. The results of the first step of the impairment analysis indicated impairment only at The Art Institutes reporting unit. While The Art Institutes had performed in a manner consistent with our previous expectations during the first three quarters of fiscal 2012, it was negatively impacted during the fourth fiscal quarter by a decrease in the start rate for its campus-based programs.

We believe that this decrease in the start rate at the The Art Institutes was due primarily to the reduction in the availability of PLUS program loans that first became discernible in the fourth quarter of fiscal 2012. During fiscal 2012 we believe that the U.S. Department of Education revised the underwriting criteria for PLUS loan eligibility such that new PLUS program loans are not available to parents with respect to whom a creditor previously charged-off a loan because the creditor deemed the debt to be uncollectable.  Though the U.S. Department of Education has not publicly announced this change, we first became aware of it in the fourth quarter of fiscal 2012 after The Art Institutes experienced a 28% decrease in the number of students using PLUS program loans to fund a portion of their education expense as compared to the prior year period. Although each of our education systems was affected by this change, it most significantly impacted The Art Institutes, which has a larger proportion of traditional-age students, who are the most likely to be impacted by changes to the PLUS program. Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step of the impairment test as of the June 30, 2012 testing date, we recorded a goodwill impairment charge of $1.12 billion at The Art Institutes reporting unit.
The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values at June 30, 2012:

		Step One Analysis:
		Deficit Caused By Hypothetical Reductions to Fair Value
		(in millions)
	Goodwill	5%	15%	25%	35%
The Art Institutes	$862	$—	$—	$(93)	$(247)
Argosy University	63	—	—	—	(6)
South University	38	—	—	—	(7)
	$963	$—	$—	$(93)	$(260)
The valuations of our reporting units require use of internal business plans that are based on judgments and estimates regarding future economic conditions, demand and pricing for our educational services, costs, inflation rates and discount rates, among other factors. These judgments and estimates involve inherent uncertainties. The measurement of the fair values of the reporting units are dependent on the accuracy of the assumptions used and how these estimates compare to our future operating performance. Details of the key assumptions we use in our impairment evaluations include, but are not limited to, the following:

•
Future cash flow assumptions — Our projections are based on organic growth and are derived from historical experience and assumptions regarding future growth and profitability trends. These projections also take into account the current economic climate and the extent to which the regulatory environment is expected to impact future growth opportunities. Our analysis incorporates an assumed period of cash flows of ten years with a terminal value determined using the Gordon Growth Model.

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital (“WACC”). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. We develop our cost of equity estimates for each reporting unit using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which we estimate using the average return on corporate bonds as of the valuation date, adjusted for taxes. The WACC used to estimate the fair value of our reporting units was within a range of 14.0% to 17.0% at June 30, 2012. Any difference in the WACC between reporting units is primarily due to the precision with which management expects to be able to predict that unit's future cash flows.

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
As part of the aforementioned goodwill impairment tests at March 31, 2012 and June 30, 2012, we revalued The Art Institutes tradename using the relief from royalty method, which is the same approach used to value this asset as of the Transaction date. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. The tradename was not impaired at March 31, 2012; however, based on updated revenue projections as of June 30, 2012 and updated assumptions of a royalty rate of 2.0% and a discount rate of 14.5%, we determined there was an impairment of $112.0 million that was required for this asset, which we recorded in the fourth quarter of fiscal 2012.
We also revalued the licensing, accreditation and Title IV program participation assets for all reporting units at March 31, 2012 and June 30, 2012 using the same approaches used to value these assets as of the date of the Transaction. These assets were valued by a combination of the cost and income approaches. The cost approach is used for the licensing and accreditation portions of this asset. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. When we completed this test at March 31, 2012, there was no impairment. However, based on updated revenue projections as of June 30, 2012, the analysis resulted in an impairment of $15.0 million at The Art Institutes and $1.3 million at Argosy University.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. We evaluate all available evidence, both positive and negative, on a quarterly basis to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit from an existing deferred tax asset ultimately depends upon the existence of sufficient taxable income within the carry back or carry forward period available under the tax law of the applicable jurisdiction. At June 30, 2012 and 2011, we had gross deferred tax assets of $197.4 and $152.4 million respectively, and valuation allowances against those gross deferred tax assets of $25.3 and $21.7 million, respectively. We reevaluate the realizability of these deferred tax assets quarterly and will adjust the valuation allowances based upon available evidence as required. Any future change in our assessment of the realizability of these deferred tax assets could affect our effective income tax rate, net income and net deferred tax assets in the period in which our assessment changes.
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
We use the Black-Scholes option pricing model to determine the fair value of both our time-based and performance-based stock options at the grant date. See Item 8, Note 12, “Share-Based Compensation" below.
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
At June 30, 2012, there were approximately 12.4 million options outstanding under both of these plans. Our unrecognized compensation cost related to outstanding time-based and performance-based options was $29.8 million and $28.6 million, respectively. We have yet to recognize compensation expense on our performance-based options because the performance conditions are not probable of being met at June 30, 2012.

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
The fair values of cash and cash equivalents, restricted cash, students receivable, notes receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values.
At June 30, 2012, we had total debt obligations of $1,576.8 million, including $1,201.4 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 7.4%.
We have two interest rate swaps that qualify as cash flow hedges and effectively hedge our exposure to fluctuations in interest rate changes. These swaps are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. These derivative financial instruments are carried at fair value on our consolidated balance sheet, which is based on the framework discussed in Note 9 to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
After giving effect to these two interest rate swaps, only $576.4 million of our variable rate debt was subject to market rate risk at June 30, 2012. A hypothetical change of 1.25% in interest rates from June 30, 2012 levels would have increased or decreased interest expense by approximately $5.8 million in the fiscal year ended June 30, 2012 for the variable rate debt, after giving effect to the two interest rate swaps that qualify as cash flow hedges. For the fiscal year ended June 30, 2012, we recorded a net change in unrecognized loss on interest rate swaps of $(5.2) million, net of tax, in other comprehensive loss consisting of a reduction of $13.6 million due to a periodic revaluation partially offset by an $8.4 million reclassification into earnings. The cumulative unrealized loss of $17.6 million, net of tax, at June 30, 2012 that related to these two swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.
We also have another interest rate swap for a notional amount of $325.0 million that caps future interest payments at a rate of 9.44% through June 1, 2013. However, this hedge does not qualify for cash flow hedge accounting because the interest that is payable on the underlying security is based on the higher of LIBOR or 1.25% (rather than strictly the prevailing LIBOR) plus a margin of 7.0%. We recorded a $2.6 million periodic revaluation loss to interest expense for the fiscal year ended June 30, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Education Management Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and Subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Education Management Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
September 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Education Management Corporation and Subsidiaries

We have audited Education Management Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Education Management Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Education Management Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2012 and 2011, and related consolidated statements of operations, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended June 30, 2012 of Education Management Corporation and Subsidiaries and our report dated September 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
September 12, 2012

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$191,008	$403,224
Restricted cash	267,880	47,513
Total cash, cash equivalents and restricted cash	458,888	450,737
Student receivables, net of allowances of $230,587 and $187,102	198,411	157,793
Notes, advances and other receivables	22,174	15,164
Inventories	8,382	9,594
Deferred income taxes (Note 11)	102,668	76,804
Prepaid income taxes	6,796	13,277
Other current assets	40,399	46,166
Total current assets	837,718	769,535
Property and equipment, net (Note 4)	651,797	692,601
Other long-term assets (Note 6)	56,001	46,613
Intangible assets, net (Note 5)	330,029	462,387
Goodwill (Note 5)	963,550	2,581,999
Total assets	$2,839,095	$4,553,135
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076
Revolving credit facility (Note 8)	111,300	79,000
Accounts payable	54,834	58,494
Accrued liabilities (Note 7)	137,348	135,126
Unearned tuition	116,277	140,150
Advance payments	102,170	112,095
Total current liabilities	534,005	536,941
Long-term debt, less current portion (Note 8)	1,453,468	1,466,774
Deferred income taxes (Note 11)	111,767	220,776
Deferred rent	197,758	188,803
Other long-term liabilities	45,533	35,897
Shareholders’ equity:
Common stock, at par	1,434	1,431
Additional paid-in capital	1,777,732	1,761,848
Treasury stock (Note 13)	(328,605)	(226,926)
(Accumulated deficit) Retained earnings	(935,960)	579,781
Accumulated other comprehensive loss	(18,037)	(12,190)
Total shareholders’ equity	496,564	2,103,944
Total liabilities and shareholders’ equity	$2,839,095	$4,553,135
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Net revenues	$2,760,967	$2,887,629	$2,508,521
Costs and expenses:
Educational services	1,504,378	1,480,776	1,267,106
General and administrative	760,841	759,099	667,191
Management fees paid to affiliates	—	—	32,055
Depreciation and amortization	158,663	146,480	123,359
Goodwill and indefinite-lived intangible asset impairments (Note 5)	1,746,765	—	—
Total costs and expenses	4,170,647	2,386,355	2,089,711
(Loss) Income before interest, loss on extinguishment of debt and income taxes	(1,409,680)	501,274	418,810
Interest expense, net	110,330	120,694	121,456
Loss on extinguishment of debt (Note 8)	9,474	11,368	47,207
(Loss) Income before income taxes	(1,529,484)	369,212	250,147
Provision for income taxes (benefit) expense	(13,743)	139,704	81,641
Net (loss) income	$(1,515,741)	$229,508	$168,506
(Loss) Earnings per share: (Note 3)
Basic	$(11.97)	$1.67	$1.23
Diluted	$(11.97)	$1.66	$1.22
Weighted average number of shares outstanding: (Note 3)
Basic	126,659	137,376	136,917
Diluted	126,659	138,316	137,667
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Net (loss) income	$(1,515,741)	$229,508	$168,506
Other comprehensive (loss) income:
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $8,049, $8,771 and $6,430	(13,646)	(14,901)	(10,881)
Reclassification adjustment for interest recognized in consolidated statement of operations, net of tax expense of $4,988, $13,994 and $14,005	8,457	23,802	23,795
Net change in unrecognized loss on interest rate swaps, net of tax	(5,189)	8,901	12,914
Foreign currency translation gain (loss)	(658)	1,165	458
Other comprehensive (loss) income	(5,847)	10,066	13,372
Comprehensive (loss) income	$(1,521,588)	$239,574	$181,878

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,515,741)	$229,508	$168,506
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	151,023	138,395	114,598
Amortization of intangible assets	7,640	8,085	8,761
Bad debt expense	163,926	134,587	105,593
Goodwill and indefinite-lived intangible asset impairments	1,746,765	—	—
Fair value adjustments to Education Finance Loan program loans	—	21,465	—
Amortization of debt issuance costs	1,071	6,512	8,129
Loss on extinguishment of debt	9,474	11,368	47,207
Share-based compensation	13,290	11,070	21,670
Non cash adjustments related to deferred rent	(12,956)	(3,843)	2,258
Deferred income taxes	(132,500)	24,047	(35,859)
Changes in assets and liabilities:
Restricted cash	(220,367)	(34,671)	(2,470)
Receivables	(211,582)	(115,464)	(144,318)
Reimbursements for tenant improvements	15,307	23,107	14,416
Inventory	1,203	2,080	(2,292)
Other assets	(12,593)	(31,095)	(10,318)
Purchase of EFL program loans	—	(23,888)	(74,021)
Sale of EFL program loans	—	42,806	—
Accounts payable	(1,637)	(4,711)	14,137
Accrued liabilities	20,454	(63,645)	29,254
Unearned tuition	(23,873)	(15,596)	37,005
Advance payments	(9,754)	39,616	4,859
Total adjustments	1,504,891	170,225	138,609
Net cash flows (used in) provided by operating activities	(10,850)	399,733	307,115
Cash flows from investing activities:
Expenditures for long-lived assets	(93,546)	(138,105)	(175,782)
Reimbursements for tenant improvements	(15,307)	(23,107)	(14,416)
Net cash flows used in investing activities	(108,853)	(161,212)	(190,198)
Cash flows from financing activities:
Borrowings under revolving credit facility	111,300	79,000	—
Payments under revolving credit facility	(79,000)	—	(100,000)
Retirement of senior subordinated notes	—	(50,124)	(378,952)
Issuance of common stock	2,618	1,460	389,441
Common stock repurchased for treasury	(104,073)	(222,325)	(2,207)
Principal payments on long-term debt	(11,025)	(12,208)	(12,584)
Debt issuance costs and other	(11,928)	(4,962)	(2,140)
Net cash flows used in financing activities	(92,108)	(209,159)	(106,442)
Effect of exchange rate changes on cash and cash equivalents	(405)	316	(247)
Net change in cash and cash equivalents	(212,216)	29,678	10,228
Cash and cash equivalents, beginning of period	403,224	373,546	363,318
Cash and cash equivalents, end of period	$191,008	$403,224	$373,546
Cash paid during the period for:
Interest (including swap settlement)	$116,014	$118,557	$116,939
Income taxes, net of refunds	$114,629	$151,025	$120,120
Noncash investing activities:
Capital expenditures in current liabilities	$13,201	$14,360	$27,682

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock (b)	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2009	$1,198	$1,338,316	—	$181,767	$(35,628)		$1,485,653
Exercise of stock options including tax benefit	231	389,470	—	—	—		389,701
Share-based compensation	—	21,670	—	—	—		21,670
Common stock repurchased for treasury	—	—	(2,207)	—	—		(2,207)
Net income	—	—	—	$168,506	—		168,506
Other comprehensive income	—	—	—	—	13,372		13,372
Balance at June 30, 2010	1,429	1,749,456	(2,207)	350,273	(22,256)		2,076,695
Exercise of stock options including tax benefit	2	1,322	—	—	—		1,324
Share-based compensation	—	11,070	—	—	—		11,070
Common stock repurchased for treasury	—	—	(224,719)	—	—		(224,719)
Net income	—	—	—	229,508	—		229,508
Other comprehensive income	—	—	—	—	10,066		10,066
Balance at June 30, 2011	1,431	1,761,848	(226,926)	579,781	(12,190)	(a)	2,103,944
Exercise of stock options including excess tax benefit	3	2,594	—	—	—		2,597
Share-based compensation	—	13,290	—	—	—		13,290
Common stock repurchased for treasury	—	—	(101,679)	—	—		(101,679)
Net loss	—	—	—	(1,515,741)	—		(1,515,741)
Other comprehensive loss	—	—	—	—	(5,847)		(5,847)
Balance at June 30, 2012	$1,434	$1,777,732	$(328,605)	$(935,960)	$(18,037)	(a)	$496,564

(a)
The balance in accumulated other comprehensive loss at June 30, 2012 and 2011 was comprised of $(17.6) million and $(12.5) million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $(0.4) million and $0.3 million of a cumulative foreign currency translation (loss)/gain, respectively.

(b)
There were 600,000,000 authorized shares of par value $0.01 common stock at June 30, 2012 and 2011. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2009	—	119,770,277
Repurchased for treasury	123,000	(123,000)
Public offering	—	23,000,000
Issued for stock-based compensation plans	—	205,141
Balance at June 30, 2010	123,000	142,852,418
Repurchased for treasury	13,210,972	(13,210,972)
Issued for stock-based compensation plans	—	170,303
Balance at June 30, 2011	13,333,972	129,811,749
Repurchased	5,568,168	(5,568,168)
Issued for stock-based compensation plans	—	234,226
Balance at June 30, 2012	18,902,140	124,477,807
The accompanying notes are an integral part of these consolidated financial statements.

1.	DESCRIPTION OF BUSINESS AND CHANGE IN OWNERSHIP

Description of Business
Education Management Corporation (collectively with its subsidiaries, the “Company”) is among the largest providers of post-secondary education in North America, with approximately 151,200 enrolled students as of October 2011. The Company offers campus-based education through four different education systems and through online platforms at three of the four education systems, or through a combination of both. These four education systems are the Company's reportable segments and include The Art Institutes, Argosy University, Brown Mackie Colleges and South university. Refer to Note 18, "Segment Reporting" for additional information.
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
The acquisition of the Company was financed by equity invested by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by wholly-owned subsidiary Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of $375.0 million of 8.75% senior notes due on June 1, 2014 (the "Senior Notes") and $385.0 million of 10.25% senior subordinated notes originally due in 2016 (the “Senior Subordinated Notes”).
Initial public offering
In October 2009, the Company completed an initial public offering of 23.0 million shares of common stock, $0.01 par value (the "common stock"), at a per share price of $18.00 (the “initial public offering”). Net proceeds to EDMC, after transaction costs, totaled approximately $387.3 million. The SponsoDors did not sell any of their shares in connection with the initial public offering. Of the net proceeds from the initial public offering, $355.5 million was used to purchase $316.0 million of the $385.0 million Senior Subordinated Notes then outstanding and $29.6 million was used to pay a termination fee under a management agreement entered into with the Sponsors in connection with the Transaction.
In connection with the initial public offering, the Company’s Board of Directors declared a 4.4737 for one split of the Company’s common stock, which was paid in the form of a stock dividend on September 30, 2009. As a result of the stock split, the Company amended and restated its articles of incorporation to, among other things, increase the Company’s number of authorized shares of common stock. All information presented in the accompanying consolidated financial statements and related notes has been adjusted to reflect the Company’s amended and restated articles of incorporation and stock split.
Government Regulations
Each of the Company’s schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Participating institutions are required to administer Title IV program funds in accordance with the Higher Education Act of 1965, as amended (“HEA”), and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating institution does not comply with federal requirements or if student loan default rates are at a level that exceeds certain thresholds set by statute and regulation, that institution could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. Most of the students that attend the Company’s institutions participate in federal and state financial aid and assistance programs. The percentage of net revenues derived from Title IV programs on a cash accounting basis was a weighted average of approximately 79% and 78% in fiscal 2012 and 2011, respectively.

Reclassifications
Certain reclassifications of fiscal 2011 and 2010 data have been made to conform to the fiscal 2012 presentation. These reclassifications did not materially change any of the previously reported amounts.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has adopted ASU 2011-05 in the current quarter before the required effective date of September 30, 2012. ASU 2011-05 does not change the items reported in other comprehensive income or affect whether a component of other comprehensive income must be reclassified to net income. Therefore, the new standard has not impacted the Company’s financial condition, results of operations or cash flows.

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
U.S. Department of Education regulations require Title IV program funds received by the Company’s educational institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. During fiscal 2011, the Company began transitioning certain students from a term-based academic structure, under which all students begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system, to a non-term academic structure, under which each student may begin a program and be eligible to receive financial aid at any time throughout the year. The non-term academic structure provides greater ease and flexibility for students by providing rolling and flexible start dates. In addition to assisting to ensure a student does not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation, this approach also results in the Company receiving more federal funds in advance of a student’s class start. Such funds received for courses that have not yet begun are recorded as restricted cash due to legal restrictions on the use of the funds and as advance payments on the Company’s consolidated balance sheet. Restricted cash also includes amounts related to an account required to be maintained in connection with an operating lease at one of the Company’s institutions and amounts for endowments required by state law at certain of the Company’s schools. Restricted cash consisted of the following at June 30 (in thousands):

	2012	2011
Cash secured letters of credit (1)	$210,000	$—
Title IV funds in excess of charges applied	54,416	43,330
Escrowed in connection with operating lease	1,464	2,183
Endowments	2,000	2,000
Restricted cash	$267,880	$47,513

(1) During fiscal 2012, the Company entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit to the U.S. Department of Education. Refer to Note 8, "Short-Term and Long-Term Debt" for more details.
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
Property and Equipment
Property and equipment is recorded at its cost less accumulated depreciation. Depreciation policies for such assets are as follows:

•	Buildings are depreciated over an estimated useful life of 30 years using the straight-line method;

•
Leasehold improvements are amortized using the straight-line method over the shorter of the original lease term, exclusive of any renewal periods, or their estimated useful lives, which is generally 7 to 15 years; and

•	The remainder of the Company’s property and equipment is depreciated over estimated useful lives ranging from 3 to 10 years using the straight-line method, depending on the asset.
Accelerated depreciation methods are generally used for income tax purposes.
The Company records impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Events and circumstances that could trigger an impairment review include changes in the regulatory environment, deteriorating economic conditions or poor operating performance at individual locations. Any resulting impairment loss would be measured by comparing the fair value of the assets to their carrying amounts using a traditional discounted cash flow model, and the loss would be recorded as an operating expense in the consolidated statement of operations in the period in which carrying value exceeds fair value. The Company did not record any impairments of property, equipment or finite-lived intangible assets in fiscal 2012, 2011 or 2010.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill consists of the cost in excess of the fair value of the identifiable net assets of entities acquired in purchase business combinations. Goodwill is evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that goodwill might be impaired. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, adverse changes in recent forecasts of operating results or market capitalization, updated business plans and regulatory and legal developments.
Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. In the first step, the Company determines the fair value of each reporting unit and compares that fair value to each reporting unit’s carrying value. The Company estimates the fair value of its reporting units using a combination of the traditional discounted cash flow approach and the guideline public company approach, which takes into account the relative price and associated earnings multiples of publicly-traded peer companies. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, a second step must be performed, which requires the Company to determine the implied fair value of goodwill in the same manner as if it had acquired the reporting unit in an arm’s length transaction as of the testing date. This is performed by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess. Each of the four education systems that the Company operates is a reporting unit for purposes of the impairment tests.
Indefinite-lived intangible assets, consisting of the licensing, accreditation and Title IV program participation assets and The Art Institute tradename, are also evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. Tradenames are valued by the “relief from royalty” method, estimating the amount of royalty income that would be generated if the assets were licensed in an arms length transaction to a third party. The Company uses a combination of the cost and income approaches to establish the asset value of licenses, accreditation and Title IV program participation assets. On the impairment testing date, if the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.
Refer to Note 5, "Goodwill and Intangible Assets," for a discussion of goodwill and indefinite-lived intangible asset impairments recorded during the year ended June 30, 2012.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is at least more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount of the tax benefit that is recognized is measured as the largest amount of benefit that is more-likely-than-not to be realized upon effective settlement. The Company classifies interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations.
Derivative Financial Instruments
EM LLC utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage a portion of its floating rate term debt. The swaps are accounted for as an asset or a liability in the consolidated balance sheets at fair value. If interest rate swap agreements are deemed highly effective for accounting purposes and are designated as cash flow hedges, the changes in their fair values are recorded in other comprehensive income (loss), net of tax benefit or expense. If they are not deemed highly effective, the changes in their fair values are recorded in interest expense in the consolidated statements of operations. The fair values of swap agreements are estimated by the counterparty based on current settlement prices and quoted market prices of comparable contracts. At June 30, 2012, two of the Company's three interest rate swap agreements qualified for cash flow hedge accounting. Refer to Note 9, "Derivative Instruments," for more information.
The Company does not use derivative financial instruments for trading or speculative purposes.

Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiary are initially measured at its functional currency, which is the Canadian dollar. Accordingly, the assets and liabilities of the foreign subsidiary are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income (loss) in the consolidated balance sheets. Translation gains or losses in the consolidated financial statements were not material in fiscal 2012, 2011 or 2010.
Revenue Recognition
The Company’s net revenues consist primarily of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, and sales of related study materials. Net revenues are reduced for student refunds and scholarships. The Company derived approximately 93.1% of its net revenues from tuition and fees in fiscal 2012 compared to approximately 92.5% in fiscal 2011 and 2010.
The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. Some of the Company’s academic terms have starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from academic terms with respect to which the associated revenue has not yet been earned. Such amounts are recorded as unearned tuition in the accompanying consolidated balance sheets. Advance payments represent that portion of payments received but not earned and are also recorded as a current liability in the accompanying consolidated balance sheets. These payments are typically related to future academic periods and generally are refundable.
If a student withdraws from one of the Company’s schools, the extent of his or her obligation for tuition and fees depends on when that student withdraws during an academic term. Student refunds are regulated by the standards of the U.S. Department of Education, most state education authorities that regulate the Company’s schools, the accrediting commissions that accredit the Company’s schools and the Company’s institutional policies (collectively, “Refund Policies”). Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. The Company records revenue net of any refunds that result from any applicable Refund Policy.
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
Marketing costs are expensed in the fiscal year incurred and are classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s marketing expense was $296.9 million, $300.0 million and $259.7 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively.
Stock-Based Compensation
The Black-Scholes option pricing model is used to determine the fair value of all of the Company’s stock options at the grant date. The Company recognizes compensation costs on time-based options and restricted stock on a straight-line basis over the requisite service period, which is the vesting term. The Company has not recognized compensation cost on the performance-based options as the vesting conditions are not probable of being met at June 30, 2012. See Note 12, “Share-based

Compensation,” for further discussion of stock-based compensation.
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
Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that restricted stock was converted into common stock and that outstanding stock options were exercised and the resulting proceeds were used to acquire shares of common stock at its average market price during the reporting period.
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Net (loss) income	$(1,515,741)	$229,508	$168,506
Weighted average number of shares outstanding:
Basic	126,659	137,376	136,917
Effect of stock-based awards	—	940	750
Diluted	126,659	138,316	137,667
(Loss) Earnings per share:
Basic	$(11.97)	$1.67	$1.23
Diluted	$(11.97)	$1.66	$1.22

For the fiscal year ended June 30, 2012, options to purchase 9.2 million shares of common stock, which comprised all of the Company's outstanding time-based options, were excluded from the computation of diluted EPS, because the Company recorded a net loss. Time-based options to purchase 0.3 million and 1.6 million shares of common stock were also excluded from the computation of diluted EPS for the fiscal years ended June 30, 2011 and 2010, respectively, because the effect of applying the treasury stock method would have been antidilutive. In addition, and as further described in Note 12, “Share-Based Compensation,” the Company has determined that its 3.1 million outstanding performance-based stock options are contingently issuable; therefore, they were not included in the diluted EPS calculation for any period presented.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at June 30 (in thousands):

Asset Class	June 30, 2012	June 30, 2011
Land	$16,712	$16,698
Buildings and improvements	74,783	71,502
Leasehold improvements and capitalized lease costs	545,646	515,254
Furniture and equipment	158,464	148,191
Technology and other equipment	307,511	274,015
Software	86,810	69,665
Library books	42,706	39,395
Construction in progress	21,725	21,023
Total	1,254,357	1,155,743
Less accumulated depreciation	(602,560)	(463,142)
Property and equipment, net	$651,797	$692,601

Depreciation and amortization expense related to property and equipment was $151.0 million, $138.4 million and $114.6 million, respectively, for the fiscal years ended June 30, 2012, 2011 and 2010. Included in these amounts is amortization expense on software of $14.7 million, $14.6 million and $11.8 million, respectively, for the fiscal years ended June 30, 2012, 2011 and 2010.
In connection with the goodwill impairment analysis described in Note 5, "Goodwill and Intangible Assets," the Company also concluded that a triggering event occurred requiring management to evaluate whether the carrying values of net property and equipment, as well as finite-lived intangible assets described in Note 5, were impaired. However, based on reviews of future undiscounted cash flow projections for each individual institution, no impairments were recorded to property, equipment and finite-lived intangible assets.

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The excess of the amount paid to acquire the Company at the time of the Transaction over the fair values of these net assets represented the intrinsic value of the Company beyond its tangible and identifiable intangible net assets and was assigned to goodwill. In connection with the Transaction, the Company recorded approximately $2.6 billion of goodwill.

During the fiscal quarter ended March 31, 2012, the Company reevaluated its current and projected future enrollment forecasts due to degradation in new and continuing students at all of its reporting units as well as a significant decrease in its market capitalization. Based on this evaluation, management determined that each of the Company's four reporting units had indicators of impairment. Accordingly, the Company updated future cash flow projections and performed an interim evaluation of the carrying amount of goodwill at each reporting unit. The results of the first step of the impairment analysis indicated no impairment at The Art Institutes reporting unit. However, the Argosy University, Brown Mackie Colleges, and South University reporting units each had carrying values higher than their respective estimated fair values. Therefore, the Company performed the second step of impairment testing for these three reporting units. Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step as of the impairment testing date of March 31, 2012, the Company recorded goodwill impairment charges of $155.9 million, $254.6 million and $84.9 million at Argosy University, Brown Mackie Colleges and South University, respectively.

During the fiscal quarter ended June 30, 2012, management again reevaluated the Company's current and projected future enrollment due to further degradation in new and continuing students at each of its reporting units as well as a significant decrease in market capitalization. In particular, management noted a degradation in the number of prospective students who ultimately enrolled in school, or the "start rate", among campus-based students at The Art Institutes as compared to prior periods. Based on this evaluation, the Company determined that each of its four reporting units had indicators of impairment. Accordingly, management updated future cash flow projections and performed another interim evaluation of the carrying amount of goodwill at each reporting unit as of June 30, 2012. The results of the first step of the impairment analysis indicated impairment only at The Art Institutes reporting unit. While The Art Institutes had performed in a manner consistent with previous expectations during the first three quarters of fiscal 2012, it was negatively impacted during the fourth fiscal quarter by a decrease in the start rate for its campus-based programs. Management believes that the decrease in the start rate at the The Art Institutes was due primarily to the reduction in the availability of Parent Loan for Undergraduate Students ("PLUS") program loans that first became discernible in the fourth quarter of fiscal 2012. Although each of the Company's education systems was affected by this change, it most significantly impacted The Art Institutes, which has a larger proportion of traditional-age students, who are the most likely to be impacted by changes to the PLUS program. Because the recorded amount of goodwill exceeded the amount of goodwill that would have been recorded under the second step of the impairment test as of the June 30, 2012 testing date, the Company recorded a goodwill impairment charge of $1.12 billion at The Art Institutes.
The valuation of the Company's reporting units requires the use of internal business plans that are based on judgments and estimates, which account for expected future economic conditions, demand and pricing for the Company's educational services, costs, inflation and discount rates, and other factors. The use of judgments and estimates involves inherent uncertainties and utilizes a significant number of unobservable "Level Three" inputs (see Note 10, "Fair Value of Financial Instruments"). The Company's measurement of the fair values of its reporting units is dependent on the accuracy of the assumptions used and how the Company's estimates compare to future operating performance. The key assumptions used in impairment evaluations include, but are not limited to, the following:

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

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital ("WACC"). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which the Company estimated using the average return on corporate bonds as of the valuation date, adjusted for taxes. The WACC used to estimate the fair value of the Company's reporting units was within a range of 14% to 17% at June 30, 2012. Any difference in the WACC between reporting units is primarily due to the precision with which management expects to be able to predict the future cash flows of each reporting unit.

At June 30, 2012, the composition of the Company's goodwill balance was as follows (in thousands). No impairments were recorded during fiscal 2011 and 2010.

	Balance at June 30, 2011	Impairment Charge	Balance at June 30, 2012
The Art Institutes	$1,984,688	$(1,123,069)	$861,619
Argosy University	219,350	(155,905)	63,445
Brown Mackie Colleges	254,561	(254,561)	—
South University	123,400	(84,914)	38,486
Total goodwill	$2,581,999	$(1,618,449)	$963,550

Intangible Assets
In addition to the goodwill impairment charges noted above, the Company also performed an impairment analysis with respect to indefinite-lived intangible assets. As a result, a $128.3 million impairment related to other indefinite-lived intangible assets was recorded for the fiscal year ended June 30, 2012. The $128.3 million impairment of indefinite-lived intangibles consists of a $112.0 million impairment of the tradename of The Art Institutes. The fair value was determined under the relief from royalty method (which is similar to the income approach) using "Level-Three" inputs. These "Level-Three" inputs consisted of a 2.0% royalty rate and a 14.5% discount rate. The remaining indefinite-lived intangible asset impairment consisted of $15.0 million and $1.3 million of indefinite-lived intangible asset impairments recorded at The Art Institutes and Argosy University, respectively, relating to the licensing, accreditation and Title IV program assets, which had a fair value that was determined under a combination of the cost and income approaches using "Level-Three" inputs. The discount rate used in these fair values was14.0% for The Art Institute and 17.5% for Argosy University. The total goodwill and indefinite-lived intangible asset impairments of $1.75 billion were recorded in the consolidated statement of operations during the fiscal year ended June 30, 2012.

Intangible assets other than goodwill consisted of the following amounts at June 30 (in thousands):

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$218,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	112,179	—
Curriculum and programs	38,702	(28,541)	35,221	(23,664)
Student contracts, applications and relationships	39,511	(36,270)	39,511	(35,159)
Favorable leases and other	19,424	(16,659)	19,451	(15,152)
Total intangible assets	$411,499	$(81,470)	$536,362	$(73,975)

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
Amortization of intangible assets was $7.6 million, $8.1 million and $8.8 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Total estimated amortization of the Company’s intangible assets for each of the years ending June 30, 2013 through 2017 and thereafter is as follows (in thousands):

Fiscal years	Amortization Expense
2013	$6,704
2014	4,936
2015	2,703
2016	1,006
2017	308
Thereafter	510

6.	OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following at June 30 (in thousands):

	2012	2011
Student receivables, net of allowances of $14,602 and $7,162	$20,163	$11,425
Deferred financing fees	14,768	15,511
Deferred compensation	12,164	10,819
Other	8,906	8,858
Total other long-term assets	$56,001	$46,613

Student receivables, net of allowance, relates to the extension of credit to the Company's students for amounts due beyond one year. Beginning in fiscal 2011 and throughout fiscal 2012, the Company extended the repayment period for financing made available to students to include periods of up to 36 months beyond graduation. This extension of credit to the Company's students helps fund the difference between total tuition and fees and the amount covered by government sponsored aid, including amounts awarded under Title IV programs, private loans and cash p ayments by students. Of the total $34.8 million of gross long-term receivables at June 30, 2012, $24.4 million related to in-school students, while $10.4 million related to out-of-school students. Of the total $18.6 million of gross receivables at June 30, 2011, $12.7 million related to in-school students, while $5.9 million related to out-of-school students. As discussed in Note

2 under "Student Receivables", out-of-school balances are reserved at a higher rate than in-school balances.

In August 2008, the Company introduced the Education Finance Loan (“EFL”) program, under which the Company purchased loans originated by a private lender. The EFL program enabled students who had exhausted all available government-sponsored or other aid and had been denied a private loan to borrow funds to finance a portion of their tuition and other educational expenses. In April 2011, the Company sold its wholly-owned subsidiary that held the EFL program loans to an unrelated third party without recourse for net proceeds of $42.8 million. The Company has no future obligations to purchase additional loans under the EFL program.

The Company's current and non-current allowance for doubtful accounts and loan loss reserves, including reserves for its EFL program was as follows (in thousands):

Balance June 30, 2010	$167,403
Bad debt expense and fair value adjustments	156,052
Amounts written off or sold	(124,098)
Balance June 30, 2011	199,357
Bad debt expense	163,926
Amounts written off	(113,001)
Balance June 30, 2012	$250,282

These amounts are recorded within student receivables, net and other long-term assets on the consolidated balance sheets.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following at June 30 (in thousands):

	2012	2011
Payroll and related taxes	$50,291	$30,637
Capital expenditures	5,624	4,801
Advertising	24,837	28,279
Interest	3,296	12,340
Benefits	14,014	11,440
Other	39,286	47,629
Total accrued liabilities	$137,348	$135,126

8.	SHORT-TERM AND LONG-TERM DEBT
U.S. Department of Education Letters of Credit:
The Company had outstanding letters of credit of $417.0 million at June 30, 2012, the largest of which is issued to the U.S. Department of Education, which requires that the Company maintain a letter of credit due to the Company’s failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $414.5 million at June 30, 2012, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during fiscal 2011. During fiscal 2012, the Company entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit to the U.S. Department of Education in an aggregate face amount at any time outstanding of up to $200.0 million. The Company's obligations with respect to such letters of credit are secured by liens in favor of the lenders on certain of the Company's cash deposits, which must total at least 105% of the aggregate face amount of any outstanding letters of credit. The two facilities, one of which provides for letters of credit in an aggregate face amount of up to $150.0 million and one of which provides for letters of credit of an aggregate face amount of up to $50.0 million, mature on November 30, 2013 and March 9, 2014, respectively, or earlier if the existing revolving credit facility is terminated. On June 30, 2012, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company obtained a $214.5 million letter of credit under its revolving credit facility and used all $200.0 million of capacity under the cash secured letter of credit facilities, in connection with which the Company transferred $210.0 million to restricted cash to satisfy the 105% collateralization requirement.

Amendment of Senior Secured Credit Facilities:
On March 30, 2012, EM LLC completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under its senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The maturity date for the $348.6 million portion of the term loan that was repaid in connection with the March 2012 refinancing had not been extended as part of the December 7, 2010 transaction described below. The new $350.0 million term loan, which was issued with an original issue discount at 97.0% and will mature in March 2018, accrues interest at a rate equal to the greater of LIBOR or 1.25%, plus a margin of 7.0%. The new term loan is prepayable at any time; however, there are substantial penalties if it is prepaid prior to March 30, 2014. There were no changes to the $442.5 million revolving credit facility or the then-remaining $746.6 million of other term loan debt due in June 2016 as a result of the refinancing. In connection with the refinancing, the Company capitalized $2.2 million of third party costs as deferred financing fees within other long-term assets, of which $0.7 million was paid to an affiliate of one of the Sponsors. Additionally, the Company capitalized a $3.6 million discount as a reduction to long-term debt. These capitalized fees will be charged to interest expense over the life of the debt through the maturity date.
On December 7, 2010, EM LLC entered into an agreement to amend and extend its senior secured credit facility. Holders of an aggregate of $758.7 million of then-outstanding amounts under the term loan agreed to extend the maturity date of their respective portions of the term loan from June 1, 2013 to June 1, 2016. The interest rate payable on these borrowings increased to LIBOR + 4.00%. In addition to the extension of the maturity date of the term loan borrowing, lenders providing $328.3 million of the $442.5 million in then-total commitments under the revolving credit facility extended their commitments from June 1, 2012 to June 1, 2015. The LIBOR based interest rate payable to lenders that agreed to extend the maturity of their revolving commitments increased by a margin of 2.5% from LIBOR plus 1.5% to LIBOR + 4.00%. The prime based interest rate payable to lenders that agreed to extend the maturity of their revolving credit commitments increased by a margin of 2.5%, from the prime rate plus a margin of 0.5% to the prime rate plus a margin of 3.0%. Lenders with revolving commitments totaling $114.2 million elected not to extend those commitments, which matured on the original maturity date of June 1, 2012 and beared interest at the lower rate. The Company capitalized $2.1 million of third party costs as a result of the refinancing.

The lenders also approved other amendments to the senior secured credit facilities, including a springing maturity of March 1, 2014 for the term loan in the event that EM LLC does not refinance, extend or pay in full the Senior Notes on or prior to March 1, 2014. The amendments also included an increase to the covenant basket amount for capital expenditures and certain restricted payments and the ability to use cash to collateralize letters of credit.
Both refinancing transactions described above were accounted for as extinguishments of the old debt and the issuance of new debt. The Company recorded a loss on extinguishment of debt of $9.5 million in the fiscal year ended June 30, 2012, which consisted of $2.0 million of previously deferred financing fees that were being amortized through the original maturity date and $7.5 million paid to lenders in connection with the March 2012 refinancing. In the fiscal year ended June 30, 2011, the Company recorded a loss on extinguishment of debt of $8.4 million, which included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in cash paid to lenders in connection with the December 2010 amendment. Additionally, a $3.0 million loss on extinguishment of debt was recorded in the fourth quarter of fiscal 2011 related to the Senior Subordinated Notes further explained below contributing to a total loss on extinguishment of debt of $11.4 million for the fiscal year ended June 30, 2011.
Short-Term Debt:
The Company had $111.3 million and $79.0 million of borrowings outstanding under the revolving credit facility at June 30, 2012 and 2011, respectively. These borrowings existed in order to satisfy year-end regulatory financial ratios. The balances were classified as short-term debt on the consolidated balance sheets as the amounts outstanding were repaid in full on the first business day of the following fiscal year. Including amounts drawn on the revolving credit facility and outstanding letters of credit as described above, the Company had no additional capacity under the revolving credit facility at June 30, 2012. On June 1, 2012, total borrowing capacity under the revolving credit facility decreased to $328.3 million.
The interest rate on amounts outstanding at June 30, 2012 under the revolving credit facility was 6.25%, which equals prime plus a margin of 3.00%. The interest rates on amounts outstanding at June 30, 2011 under the revolving credit facility was 3.75%, which equaled prime plus a margin of 0.50%, and 6.25%, which equaled prime plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios and credit ratings. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to EM LLC’s satisfaction of certain covenants and financial ratios described below.

Long-Term Debt:
The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2012	2011
Senior secured term loan facility, due in June 2013	$—	$350,503
Senior secured term loan facility, due in June 2016	744,539	752,624
Senior secured term loan facility, due in March 2018, net of $3,508 discount	345,545	—
Senior notes due in June 2014	375,000	375,000
Other	460	723
Total long-term debt	1,465,544	1,478,850
Less current portion	(12,076)	(12,076)
Total long-term debt, less current portion	$1,453,468	$1,466,774
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
The senior secured credit facilities require EM LLC to prepay outstanding term loans, subject to certain exceptions, in the case of excess cash flow and in the event of certain asset sales, casualty and condemnation events and issuances of debt. In addition, EM LLC is required to make installment payments on the outstanding term loans during the life of the debt in quarterly principal amounts of 0.25% of the initial principal amount, with the remaining amount payable upon maturity.
The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, enter into sale and leaseback transactions, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities. EM LLC met the requirements of these two ratios in each of the fiscal years ended June 30, 2012, 2011 and 2010.
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
At June 30, 2012, future annual principal payments on long-term debt and related instruments, net of the $3.5 million discount on the senior secured term loan facility due in March 2018, are as follows for the fiscal years ending (in thousands):

Fiscal year:	Amount
2013	$12,076
2014	387,134
2015	11,875
2016	724,072
2017	3,753
Thereafter	326,634
Total	$1,465,544

9.	DERIVATIVE INSTRUMENTS
EM LLC has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Two such interest rate swaps, each with a notional amount of $375.0 million, expired on July 1, 2011.
In April 2011, the Company entered into three new interest rate swap agreements for an aggregate notional amount of $950.0 million, each of which became effective on July 1, 2011. One swap agreement is for a notional amount of $325.0 million and effectively caps future interest payments at a rate of 9.44% through June 1, 2013. The other two swap agreements, one of which was entered into with an affiliate of one of the Sponsors, are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.
The fair values of the interest rate swap liabilities were $30.1 million and $19.8 million at June 30, 2012 and 2011, respectively, and were recorded in other long-term liabilities on the accompanying consolidated balance sheets.
On March 30, 2012, the Company replaced $348.6 million of its term loan with a new $350.0 million term loan, as further described in Note 8. Because the interest payable on the new term loan is based on the higher of LIBOR or 1.25% (rather than strictly the prevailing LIBOR) plus a margin of 7.0%, the $325.0 million interest rate swap described above does not qualify for cash flow hedge accounting treatment at June 30, 2012. As a result, the Company reclassified the fair value of this interest rate swap of $2.5 million at March 31, 2012 to interest expense in the consolidated statement of operations. Future changes in the fair value of this interest rate swap will be recorded as interest expense in the period incurred. The Company recorded an additional $0.1 million revaluation loss during the fourth quarter of fiscal 2012 related to this interest rate swap.
The refinancing of the term loan did not impact the Company's other two swap agreements for notional amounts of $312.5 million each. Additionally, at June 30, 2012, there was a cumulative unrealized loss of $17.6 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
Over the next twelve months, the Company estimates approximately $7.1 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at June 30, 2012.
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
The Company determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The Company uses a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.
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
The following table presents the carrying amount and fair value of the interest rate swap liability, which is measured at fair value on a recurring basis, and the fair value of the Company's debt, which is recorded at carrying value (in thousands):

	June 30, 2012				June 30, 2011
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recurring:
Interest rate swap liability	$30,114	$—	$30,114	$—	$19,807	$—	$19,807	$—
Disclosure only:
Variable rate debt	1,090,084	—	980,477	—	1,103,127	—	1,085,768	—
Fixed rate debt	375,460	341,710	—	—	375,723	383,223	—	—
Derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9. As a result of the goodwill and indefinite-lived intangible asset impairments recorded during fiscal 2012, goodwill, the tradename for The Art Institutes and the licensing, accreditation and Title IV asset were measured at fair value on a non-recurring basis using "Level-Three" inputs as described further in Note 5, "Goodwill and Intangible Assets." The fair value of the Company’s debt was based on each instrument’s trading value at the dates presented. The fair values of cash and cash equivalents, restricted cash, students receivable, notes receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values.

11.	INCOME TAXES
The composition of (loss) income before taxes from domestic and foreign locations was as follows for the fiscal years ended June 30 (in thousands):

	2012	2011	2010
Domestic	$(1,531,052)	$368,102	$248,304
Foreign	1,568	1,110	1,843
(Loss) income before taxes	$(1,529,484)	$369,212	$250,147

The components of the provision for income taxes (benefit) expense reflected in the accompanying consolidated statements of operations were as follows for the fiscal years ended June 30 (in thousands):

	2012	2011	2010
Current taxes:
Federal	$104,730	$95,805	$101,895
State and local	14,027	19,852	15,605
Total current tax provision	118,757	115,657	117,500
Deferred tax (benefit) provision	(132,500)	24,047	(35,859)
Provision for income taxes (benefit) expense	$(13,743)	$139,704	$81,641

The provision for income taxes reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below for the fiscal years ended June 30:

	2012	2011	2010
U.S. Federal statutory income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	(0.5)%	3.4%	1.4%
Increase in valuation allowance	0.2%	—%	2.0%
Permanent items	0.1%	0.3%	0.1%
Nondeductible goodwill	34.4%	—%	—%
Uncertain tax positions	—%	(0.7)%	(5.9)%
Other items, net	(0.1)%	(0.2)%	—%
Effective income tax rate	(0.9)%	37.8%	32.6%

The effective tax rate in the current fiscal year was significantly impacted by goodwill and indefinite-lived intangible asset impairment charges. Of the total $1,746.8 million impairment recorded in the current fiscal year, approximately $1,501.5 million related to goodwill recorded as part of the Transaction. As there was no tax basis associated with goodwill recorded in connection with the Transaction, none of it was deductible for tax purposes. The remaining impairment of $245.3 million resulted in a deferred tax benefit, as this related to goodwill and intangible assets where tax basis did exist.
Net deferred income tax assets and liabilities consisted of the following at June 30 (in thousands):

	2012	2011
Current deferred tax assets:
Allowance for doubtful accounts	$95,571	$75,431
Accrued wages	11,560	4,029
Other	3,372	2,896
Gross current deferred tax assets	110,503	82,356
Less valuation allowance	(7,835)	(5,552)
Total current deferred tax assets	$102,668	$76,804
Noncurrent deferred tax assets:
Interest rate swap	$13,125	$8,634
Deferred liabilities	28,314	25,236
Foreign and state net operating losses	7,446	11,145
Share-based compensation	17,317	12,744
Other	20,708	12,334
Gross noncurrent deferred tax assets	86,910	70,093
Less valuation allowance	(17,432)	(16,115)
Total noncurrent deferred tax assets	69,478	53,978
Noncurrent deferred tax liabilities:
Intangible assets	134,963	227,494
Property and equipment	46,124	46,115
Other	158	1,145
Total noncurrent deferred tax liabilities	181,245	274,754
Total net noncurrent deferred tax liabilities	$111,767	$220,776
At June 30, 2012, the Company had state net operating loss carry forwards of approximately $104.8 million available to offset future taxable income and a related deferred tax asset of $6.9 million. The carry forwards expire at varying dates beginning in fiscal 2024 through fiscal 2032. The Company has determined that it is currently “more-likely-than-not” that the deferred tax assets associated with $100.0 million of its state net operating loss carry forwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $6.7 million related to these net operating loss carry forwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitations due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of the state net operating loss carry forwards before they can be utilized.
At June 30, 2012, the Company had Canadian net operating loss carry forwards of approximately $2.2 million available to offset future taxable income and a related deferred tax asset of $0.6 million.
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

A reconciliation of the beginning and ending balance of unrecognized tax benefits, excluding interest expense and the indirect benefits of state taxes, for the fiscal years ended June 30 is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits, beginning of year	$5,438	$8,902	$22,639
Increase in prior year unrecognized tax benefits	—	26	51
(Decrease) in prior year unrecognized tax benefits	(93)	(174)	(539)
Increase in current year unrecognized tax benefits	58	943	3,070
(Decrease) in unrecognized tax benefits due to the expiration of statutes of limitation	(880)	(4,259)	(16,319)
Unrecognized tax benefits, end of year	$4,523	$5,438	$8,902

All of the Company’s $4.5 million in unrecognized tax benefits, excluding interest expense and the indirect benefit of state taxes, would affect the annual effective tax rate if recognized. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $0.7 million within the next twelve months due to the expiration of certain statutes of limitation. The resulting benefit, if recognized, would affect the tax rate as a discrete item in the quarter ended March 31, 2013.
The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations, which is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities. The total amount of such interest recognized in the consolidated statement of operations for fiscal 2012 was $0.1 million. No penalties were recognized during fiscal 2012, and no amount was accrued for penalties on the consolidated balance sheet at June 30, 2012.
The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2008. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2007.

12.	SHARE-BASED COMPENSATION
Stock options and restricted stock
In August 2006, the Company’s Board of Directors approved the 2006 Stock Option Plan (the “2006 Plan”) for executive management and key personnel. Under the 2006 Plan, certain of the Company’s employees were granted a combination of time-based and performance-based options to purchase the Company’s common stock. In April 2009, the Company’s Board of Directors adopted the Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which became effective upon the completion of the initial public offering. Including forfeitures of options under the 2006 Plan, which can be used to issue new awards under the Omnibus Plan, approximately 1.6 million shares of common stock remain available for issuance under the Omnibus Plan at June 30, 2012. The Omnibus Plan may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.
The Company recognized $13.3 million, $11.1 million and $21.7 million of share-based compensation expense related to outstanding time-based stock options, restricted stock and other awards during fiscal 2012, 2011 and 2010, respectively. Upon completion of the initial public offering in fiscal 2010, the Company recognized $15.2 million of previously deferred stock-based compensation costs due to the removal of certain conditions that existed related to the inability of option holders to obtain fair market value for stock options granted under the 2006 Plan. None of the share-based compensation expense the Company has recognized to date relates to outstanding performance-based stock options.

In April 2011, the Company’s Board of Directors approved a plan to modify the vesting conditions of the existing performance-based stock options. After giving effect to the modification, these options will vest upon the greater of the percentage of the Company’s common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Stockholders”) or on certain return on investment hurdles achieved by the Principal Stockholders. The exercise price and contractual life of the performance-based stock options did not change. The Company continues to defer compensation expense related to these performance-based options because the performance conditions are not probable of being met at June 30, 2012. Net of estimated forfeitures, the Company had $28.6 million of unrecognized compensation cost relating to performance-based stock options and $29.8 million of unrecognized compensation cost relating to time-based stock options at June 30, 2012.
The Company issued 14,558 shares of common stock directly to members of the Board of Directors and 22,088 shares of restricted stock, which vest one year from the date of grant, during fiscal 2012. The shares of restricted stock were valued at $19.92 per share, the closing price of a share of the Company’s common stock on the date of grant. At June 30, 2012, there is $0.2 million of unrecognized compensation cost related to restricted stock, all of which will be recognized ratably through October 2012.
The Company utilizes the Black-Scholes method to estimate the fair value of time-based and performance-based options. The expected option term on the Company’s grants is determined using a simplified method based on the average of the weighted vesting terms and the contractual term of the options. Expected volatility is determined using the historical volatility of a seven-company peer group, all of which have publicly traded stock. The risk-free interest rate assumption is determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The forfeiture rate is determined using a historical rate based on actual experience. Finally, as the Company does not currently declare dividends and does not intend to do so in the short term, a dividend yield of zero is used.

Below is a summary of the weighted-average assumptions used for time-based options granted during the years ended June 30:

	2012	2011	2010
Weighted average fair value of options	$9.29	$6.77	$8.50
Expected dividend yield	—%	—%	—%
Expected volatility	45.0%	44.0%	44.2%
Risk-free interest rate	1.5%	1.9%	2.9%
Expected forfeiture rate	7.3%	8.6%	12.4%
Expected term	6.25 yrs	6.25 yrs	6.25 yrs
Vesting periods	4.0 yrs	4.0 yrs	4.0 yrs
Time-based options granted, exercised and forfeited during fiscal 2012 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	7,408,172	$14.24	7.25 yrs	$71,871
Granted	2,408,010	$20.48
Exercised	(199,038)	$13.52
Forfeited	(373,525)	$12.91
Outstanding at June 30, 2012	9,243,619	$15.72	6.96 yrs	$—
Vested at June 30, 2012 *	4,525,200	$13.25	5.45 yrs	$—

* The Company's stock price was less than the exercise price for all applicable option grants at June 30, 2012.
The Company received approximately $2.7 million from option holders in fiscal 2012 from the exercise of stock options, on which the actual tax benefits realized for tax deductions, including excess tax benefits, was $0.9 million.
Below is a summary of the weighted-average assumptions used for the Company’s existing performance-based options, all of which were originally granted before fiscal 2010 and were modified in April 2011. No performance-based options have been granted since fiscal 2009. Also presented below is a rollforward of performance-based option activity during fiscal 2012.

Weighted average fair value of options	$9.14
Expected dividend yield	—%
Expected volatility	47.4%
Risk-free interest rate	1.7%
Expected term	3.2 years

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	3,309,064	$12.38	5.39 yrs	$38,257
Granted	—
Exercised	—
Forfeited	(191,477)	$15.47
Outstanding at June 30, 2012	3,117,587	$12.19	4.48 yrs	$—
Exercisable at June 30, 2012	—	—	—	—

Long-Term Incentive Compensation Plan
In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners in connection with a change in control of EDMC. Out of a total of 1,000,000 units authorized, approximately 518,000 units were outstanding under the LTIC Plan at June 30, 2012. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing common stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $1.9 million at June 30, 2012.

13.	STOCK REPURCHASE PROGRAM

In June 2010, the Company’s Board of Directors approved a stock repurchase program under which it may purchase its common stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. On October 28, 2011, the Board extended the expiration of the period during which purchases could be made under the program from December 31, 2011 to June 30, 2012. Additionally, on December 15, 2011, the Board increased the size of the stock repurchase program from $325.0 million to $375.0 million and extended the expiration of the period during which purchases can be made under the program from June 30, 2012 to December 31, 2012. Under the terms of the program, the Company may make repurchases in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. From the inception of the stock repurchase program through June 30, 2012, the Company has repurchased 18.9 million shares of its common stock under the program for a total cost of $328.6 million. At June 30, 2012, approximately $46.4 million remained available under the program to be used for future stock repurchases.

14.	OTHER EMPLOYEE BENEFIT PLANS
The Company sponsors a 401(K) plan that covers substantially all employees. In January 2011, the Company changed its policy to match employee contributions to the retirement plan dollar for dollar up to 6%. This change also allows all participants in the plan to vest in the Company’s matching contributions immediately. The Company recorded expense related to the retirement plan of approximately $28.5 million, $21.9 million and $14.3 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

15.	COMMITMENTS AND CONTINGENCIES
Qui Tam Matters
Washington v. Education Management Corporation. On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel. Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et al. (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice's decision to intervene in the case. Five of the states listed on the case caption joined the case based on qui tam actions filed under their respective False Claims Acts. The Court granted the Company's motion to dismiss the District of Columbia from the case and denied the Commonwealth of Kentucky's motion to intervene in the case under its consumer protection laws.
The case, which is pending in federal district court in the Western District of Pennsylvania, relates to whether our compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at EDMC Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company's schools received over $11 billion in funds from participation in Title IV programs and state financial aid programs during the period of alleged wrongdoing.
On May 11, 2012, the Court ruled on the Company's motion to dismiss case for failure to state a claim upon which relief can be granted, dismissing the claims that the design of the Company's compensation plan for admissions representatives violated the incentive compensation rule and allowing the allegations that the plan as implemented violated the rule and common law claims to continue to discovery. The Company believes the case to be without merit and intends to vigorously defend itself.
Sobek v. Education Management Corporation. On March 13, 2012, a qui tam action captioned United States of America, ex rel. Jason Sobek v. Education Management Corporation, et al. filed under the federal False Claims Act on January 28, 2010 was unsealed after the U.S. Department of Justice declined to intervene in the case. The case, which is pending in the Western District of Pennsylvania, alleges that the defendants violated the U.S. Department of Education's regulation prohibiting institutions from making substantial misrepresentations to prospective students, did not adequately track student academic progress and violated the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The complaint was filed by a former project associate director of admissions at EDMC Online Higher Education who worked for South University and asserts the relator is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company's institutions were ineligible to participate in Title IV programs during the period of alleged wrongdoing.
On May 29, 2012, the Company filed a motion to dismiss the case with prejudice for failure to state a claim upon which relief can be granted. In response, the relators withdrew the allegations in the complaint related to violations of the incentive compensation rule. The Company believes the remaining claims in the case to be without merit and intends to vigorously defend itself.
Shareholder Derivative Lawsuits
On May 21, 2012, a shareholder derivative class action captioned Oklahoma Law Enforcement Retirement System v. Todd S. Nelson, et al. was filed against the directors of the Company in state court located in Pittsburgh, PA. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's violation of the U.S. Department of Education's prohibition on paying incentive compensation to admissions representatives, engaging in improper recruiting tactics in violation of Title IV of the HEA and accrediting agency standards, falsification of job placement data for graduates of its schools and failure to satisfy the U.S. Department of Education's financial responsibility standards. The Company previously received two demand letters from the plaintiff which were investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company filed a motion to dismiss the case with prejudice on August 13, 2012. The Company believes that the claims are without merit and intends to vigorously defend itself.
On August 3, 2012, a shareholder derivative class action captioned Stephen Bushansky v. Todd S. Nelson, et al. was filed against certain of the directors of the Company in federal district court in the Western District of Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's use of improper recruiting, enrollment admission and financial aid practices and violation of the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The Company previously received a demand letter from the plaintiff which was investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend itself.
OIG Subpoena
On March 22, 2011, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting documents related to satisfactory academic progress standards and state licensing of online programs offered by South University and The Art Institute of Pittsburgh for the time period beginning January 1, 2006 through the date of the subpoena. The OIG has not contacted us since our last production of materials in response to the subpoena in October 2-11, and we believe that we have fully responded to their document requests. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
Buirkle APA Program Accreditation Lawsuit
In August 2009, a petition was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy Education Group, Inc. University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In

September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded back to state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Dr. Powell-Kissinger as a defendant. The plaintiffs filed an amended petition in state court in January 2010 under the name of Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The petition alleges that, prior to the plaintiffs' enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation of the American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs' career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remainder of the state court action was stayed pending the resolution of the three arbitrations.
In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. The first of four separate arbitrations is currently scheduled to be heard in December 2012. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the Buirkle lawsuit. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. On August 9, 2012, the Court entered joint notice of nonsuit dismissing the plaintiffs' claims under the Texas Deceptive Trade Practices Act with prejudice.
The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.
State Attorney General Investigations
In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company's only school located in New York though the subpoena also addresses fully online students who reside in the State. The subpoena is primarily related to the Company's compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York's False Claims Act though the state has not announced an intention to intervene in the matter. The Company intends to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General announced an investigation of the business practices of proprietary post-secondary schools and that subpoenas were issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
In October 2010, Argosy University received a subpoena from the Florida Attorney General's office seeking a wide range of documents related to the Company's institutions, including the nine institutions located in Florida, from January 2, 2006 to the present. The Florida Attorney General has announced that it is investigating potential misrepresentations in recruitment, financial aid and other areas. The Company is cooperating with the investigation, but has also filed a suit to quash or limit the subpoena and to protect information sought that constitutes proprietary or trade secret information. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
In June 2007, The New England Institute of Art (“NEIA”) received a civil investigative demand letter from the Massachusetts State Attorney General requesting information in connection with the Attorney General's review of alleged submissions of false claims by NEIA to the Commonwealth of Massachusetts and alleged unfair and deceptive student lending and marketing practices engaged in by the school. In February 2008, the Attorney General informed NEIA that it does not plan to further pursue its investigation of deceptive marketing practices. In June and August of 2011, the Company provided the Attorney General with additional information related to the false claims investigation. NEIA intends to fully cooperate with the Attorney General in connection with its continuing investigation.

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
Other Matters
The Company is a defendant in certain other legal proceedings arising out of the conduct of its business. In the opinion of management, based upon an investigation of these claims and discussion with legal counsel, the ultimate outcome of such other legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
Lease Commitments
The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $191.8 million, $192.2 million and $174.8 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Rent expense also includes short-term commitments for student housing of $51.4 million, $50.7 million and $49.6 million during the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.
As of June 30, 2012, the annual minimum future commitments under non-cancelable, long-term operating leases were as follows for the fiscal years ending June 30, 2013 to 2017 and thereafter (in thousands):

2013	$175,959
2014	160,666
2015	137,779
2016	117,408
2017	113,189
Thereafter	339,436
Other Commitments
At June 30, 2012, the Company has provided $23.2 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to materially affect the Company’s financial condition or cash flows.

16.	RELATED PARTY TRANSACTIONS
In connection with the March 2012 refinancing described in Note 8, "Short-Term and Long-Term Debt,", the Company paid $0.7 million to an affiliate of one of the Sponsors. During fiscal 2011, and in connection with the debt amendment described in Note 8, the Company paid an arranger fee of $1.1 million to an affiliate of Goldman Sachs Capital Partners, one of the Sponsors. The Company also entered into an interest rate swap agreement in fiscal 2011 in the amount of $312.5 million with an affiliate of Goldman Sachs Capital Partners, the terms of which are discussed in Note 9, "Derivative Instruments".
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
An affiliate of Goldman Sachs Capital Partners participated as one of the joint book-running managers of the initial public offering of the Company’s common stock. This affiliate was paid $5.5 million pursuant to a customary underwriting agreement among the Company and several underwriters. This fee was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as it reduced the net proceeds received from the initial public offering. In addition, the Company paid an affiliate of Goldman Sachs Capital Partners approximately $0.5 million in tender offer fees related to the two debt repurchases that occurred during fiscal 2010 that were recorded in general and administrative expense in the consolidated statement of operations.
South University LLC, a wholly-owned subsidiary of the Company, leases facilities under a long-term arrangement from two separate entities owned by John T. South, one of the Company’s executive officers. Total rental payments under these arrangements approximated $2.1 million in fiscal 2012, $2.2 million in 2011 and $1.7 million in fiscal 2010.
The Company licenses student information system software from Campus Management Corp (“CMC”), which since February 2008 has been owned by Leeds Equity Partners, one of the Sponsors. The Company paid licensing, maintenance and consulting fees to CMC of approximately $2.1 million, $3.5 million and $0.6 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The Company also uses PeopleScout, Inc., d/b/a StudentScout, for contact management services when processing some of its inquiries from prospective students. StudentScout is owned by investment funds associated with Leeds Equity Partners. During fiscal 2012, 2011 and 2010, the Company paid servicing fees to StudentScout of approximately $1.8 million , $2.8 million and $1.4 million, respectively. The Company also uses Ex Libris for IT maintenance, which is owned by the Leeds Equity Partners designee of the Company's Board of Directors. The Company paid Ex Libris $0.3 million, $0.5 million and $0.2 million in fiscal 2012, 2011 and 2010 respectively.

The Company also does business with several companies affiliated with Providence Equity Partners, one of the Sponsors. The Company purchases personal computers and related equipment from CDW Corporation and its affiliates, the largest of which is CDW Government, Inc. (collectively, “CDW”). During fiscal 2012, 2011 and 2010, the Company purchased approximately $0.3 million, $1.8 million, $6.7 million, respectively, of equipment from CDW. The Company also paid NexTag, Inc. for marketing lead generation services of approximately $0.4 million and $1.6 million in fiscal 2011 and 2010, respectively. The Company also uses Assessment Technologies Institute, LLC for computer software that tests the skills of the Company’s students in various academic fields. During fiscal 2012, 2011 and 2010, the Company paid Assessment Technologies Institute, LLC approximately $0.5 million, $0.6 million and $0.5 million, respectively. The Company has also engaged Kroll Ontrack for litigation management and electronic discovery document retention. Total fees paid to Kroll Ontrack related to such services approximated $0.4 million and $1.0 million in fiscal 2012 and 2011, respectively.

The Company utilizes United States Security Associates ("USSA") for security services for several of its schools. An affiliate of one of the Sponsors purchased a significant equity stake in USSA in July 2011. Fees paid to USSA were approximately $2.7 million during fiscal 2012.

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
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Parent (“EDMC”) as of June 30, 2012 and 2011. The results of operations for the fiscal years ended June 30, 2012, 2011 and 2010 and the condensed statements of cash flows for the fiscal years ended June 30, 2012, 2011 and 2010 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(26,249)	$98	$213,960	$—	$187,809	$3,199	$—	$191,008
Restricted cash	42,931	—	224,949	—	267,880	—	—	267,880
Student and other receivables, net	4,149	153	216,284	—	220,586	(1)	—	220,585
Inventories	—	159	8,223	—	8,382	—	—	8,382
Other current assets	35,543	660	113,660	—	149,863	—	—	149,863
Total current assets	56,374	1,070	777,076	—	834,520	3,198	—	837,718
Property and equipment, net	72,279	7,846	571,672	—	651,797	—	—	651,797
Intangible assets, net	2,031	39	327,959	—	330,029	—	—	330,029
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Intercompany balances	1,059,102	(26,456)	(1,181,164)	—	(148,518)	148,518	—	—
Other long-term assets	15,276	—	40,724	—	56,000	1	—	56,001
Investment in subsidiaries	826,651	—	—	(826,651)	—	344,742	(344,742)	—
Total assets	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$123,150	$—	$226	$—	$123,376	$—	$—	$123,376
Other current liabilities	63,935	8,319	338,378	—	410,632	(3)	—	410,629
Total current liabilities	187,085	8,319	338,604	—	534,008	(3)	—	534,005
Long-term debt, less current portion	1,453,234	—	234	—	1,453,468	—	—	1,453,468
Other long-term liabilities	52,450	374	190,465	—	243,289	2	—	243,291
Deferred income taxes	1,530	515	109,826	—	111,871	(104)	—	111,767
Total liabilities	1,694,299	9,208	639,129	—	2,342,636	(105)	—	2,342,531
Total shareholders’ equity (deficit)	344,742	(26,709)	853,360	(826,651)	344,742	496,564	(344,742)	496,564
Total liabilities and shareholders’ equity (deficit)	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(16,816)	$270	$369,637	$—	$353,091	$50,133	$—	$403,224
Restricted cash	30,685	—	16,828	—	47,513	—	—	47,513
Student and other receivables, net	3,758	78	169,121	—	172,957	—	—	172,957
Inventories	(296)	172	9,718	—	9,594	—	—	9,594
Other current assets	25,229	586	110,432	—	136,247	—	—	136,247
Total current assets	42,560	1,106	675,736	—	719,402	50,133	—	769,535
Property and equipment, net	71,417	7,552	613,632	—	692,601	—	—	692,601
Intangible assets, net	2,300	51	460,036	—	462,387	—	—	462,387
Goodwill	7,328	—	2,574,671	—	2,581,999	—	—	2,581,999
Intercompany balances	1,206,218	(29,516)	(1,364,228)	—	(187,526)	187,526	—	—
Other long-term assets	30,229	—	16,384	—	46,613	—	—	46,613
Investment in subsidiaries	2,189,687	—	—	(2,189,687)	—	1,866,158	(1,866,158)	—
Total assets	$3,549,739	$(20,807)	$2,976,231	$(2,189,687)	$4,315,476	$2,103,817	$(1,866,158)	$4,553,135
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$90,850	$—	$226	$—	$91,076	$—	$—	$91,076
Other current liabilities	94,837	3,517	347,514	—	445,868	(3)	—	445,865
Total current liabilities	185,687	3,517	347,740	—	536,944	(3)	—	536,941
Long-term debt, less current portion	1,466,277	—	497	—	1,466,774	—	—	1,466,774
Other long-term liabilities	42,841	433	181,426	—	224,700	—	—	224,700
Deferred income taxes	(11,224)	265	231,859	—	220,900	(124)	—	220,776
Total liabilities	1,683,581	4,215	761,522	—	2,449,318	(127)	—	2,449,191
Total shareholders’ equity (deficit)	1,866,158	(25,022)	2,214,709	(2,189,687)	1,866,158	2,103,944	(1,866,158)	2,103,944
Total liabilities and shareholders’ equity (deficit)	$3,549,739	$(20,807)	$2,976,231	$(2,189,687)	$4,315,476	$2,103,817	$(1,866,158)	$4,553,135

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Fiscal Year Ended June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$9,000	$2,751,967	$—	$2,760,967	$—	$—	$2,760,967
Costs and expenses:
Educational services	93,322	10,554	1,400,502	—	1,504,378	—	—	1,504,378
General and administrative	(82,634)	(352)	843,551	—	760,565	276	—	760,841
Depreciation and amortization	26,637	500	131,526	—	158,663	—	—	158,663
Goodwill and indefinite lived intangible asset impairments	—	—	1,746,765	—	1,746,765	—	—	1,746,765
Total costs and expenses	37,325	10,702	4,122,344	—	4,170,371	276	—	4,170,647
Loss before loss on extinguishment of debt, interest and income taxes	(37,325)	(1,702)	(1,370,377)	—	(1,409,404)	(276)	—	(1,409,680)
Interest (income) expense, net	107,772	—	2,565	—	110,337	(7)	—	110,330
Loss on extinguishment of debt	9,474	—	—	—	9,474	—	—	9,474
Deficit in loss of subsidiaries	1,362,378	—	—	(1,362,378)	—	1,515,569	(1,515,569)	—
Loss before income taxes	(1,516,949)	(1,702)	(1,372,942)	1,362,378	(1,529,215)	(1,515,838)	1,515,569	(1,529,484)
Provision for income taxes (benefit) expense	(1,380)	(15)	(12,251)	—	(13,646)	(97)	—	(13,743)
Net loss	$(1,515,569)	$(1,687)	$(1,360,691)	$1,362,378	$(1,515,569)	$(1,515,741)	$1,515,569	$(1,515,741)

Net change in unrecognized loss on interest rate swaps, net of tax	$(5,189)	$—	$—	$—	$(5,189)	$(5,189)	$5,189	$(5,189)
Foreign currency translation loss	(658)	—	(658)	658	(658)	(658)	658	(658)
Other comprehensive loss	(5,847)	—	(658)	658	(5,847)	(5,847)	5,847	(5,847)
Comprehensive loss	$(1,521,416)	$(1,687)	$(1,361,349)	$1,363,036	$(1,521,416)	$(1,521,588)	$1,521,416	$(1,521,588)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Year Ended June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$5,920	$2,881,709	$—	$2,887,629	$—	$—	$2,887,629
Costs and expenses:
Educational services	77,100	30,852	1,372,823	—	1,480,775	1	—	1,480,776
General and administrative	(112,066)	(2,524)	873,461	—	758,871	228	—	759,099
Depreciation and amortization	24,668	342	121,471	—	146,481	(1)	—	146,480
Total costs and expenses	(10,298)	28,670	2,367,755	—	2,386,127	228	—	2,386,355
Income (loss) before loss on extinguishment of debt, interest and income taxes	10,298	(22,750)	513,954	—	501,502	(228)	—	501,274
Interest (income) expense, net	121,581	(3,305)	2,464	—	120,740	(46)	—	120,694
Loss on extinguishment of debt	11,368	—	—	—	11,368	—	—	11,368
Equity in earnings of subsidiaries	(305,846)	—	—	305,846	—	(229,609)	229,609	—
Income (loss) before income taxes	183,195	(19,445)	511,490	(305,846)	369,394	229,427	(229,609)	369,212
Provision for income taxes (benefit) expense	(46,414)	(7,358)	193,557	—	139,785	(81)	—	139,704
Net income (loss)	229,609	(12,087)	317,933	(305,846)	229,609	229,508	(229,609)	229,508

Net change in unrecognized loss on interest rate swaps, net of tax	$8,901	$—	$—	$—	$8,901	$8,901	$(8,901)	$8,901
Foreign currency translation gain	1,165	—	1,165	(1,165)	1,165	1,165	(1,165)	1,165
Other comprehensive income	10,066	—	1,165	(1,165)	10,066	10,066	(10,066)	10,066
Comprehensive income (loss)	$239,675	$(12,087)	$319,098	$(307,011)	$239,675	$239,574	$(239,675)	$239,574

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Year Ended June 30, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$(3,178)	$2,511,699	$—	$2,508,521	$—	$—	$2,508,521
Costs and expenses:
Educational services	60,658	(684)	1,207,132	—	1,267,106	—	—	1,267,106
General and administrative	(94,146)	(573)	761,682	—	666,963	228	—	667,191
Management fees paid to affiliates	32,055	—	—	—	32,055	—	—	32,055
Depreciation and amortization	18,936	243	104,180	—	123,359	—	—	123,359
Total costs and expenses	17,503	(1,014)	2,072,994	—	2,089,483	228	—	2,089,711
Income (loss) before loss on extinguishment of debt, interest and income taxes	(17,503)	(2,164)	438,705	—	419,038	(228)	—	418,810
Interest expense (income), net	120,309	(1,649)	2,854	—	121,514	(58)	—	121,456
Loss on extinguishment of debt	47,207	—	—	—	47,207	—	—	47,207
Equity in earnings of subsidiaries	(293,212)	—	—	293,212	—	(168,596)	168,596	—
Income (loss) before income taxes	108,193	(515)	435,851	(293,212)	250,317	168,426	(168,596)	250,147
Provision for income taxes (benefit) expense	(60,403)	(168)	142,292	—	81,721	(80)	—	81,641
Net income (loss)	$168,596	$(347)	$293,559	$(293,212)	$168,596	$168,506	$(168,596)	$168,506

Net change in unrecognized loss on interest rate swaps, net of tax	$12,914	$—	$—	$—	$12,914	$12,914	$(12,914)	$12,914
Foreign currency translation gain	458	—	458	(458)	458	458	(458)	458
Other comprehensive income	13,372	—	458	(458)	13,372	13,372	(13,372)	13,372
Comprehensive income (loss)	$181,968	$(347)	$294,017	$(293,670)	$181,968	$181,878	$(181,968)	$181,878

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(35,071)	$4,015	$17,140	$(13,916)	$3,066	$(10,850)
Cash flows from investing activities:
Expenditures for long-lived assets	(10,373)	(1,127)	(82,046)	(93,546)	—	(93,546)
Other investing activities	(375)	—	(14,932)	(15,307)	—	(15,307)
Net cash flows used in investing activities	(10,748)	(1,127)	(96,978)	(108,853)	—	(108,853)
Cash flows from financing activities:
Net repayments of debt and other	9,610	—	(263)	9,347	—	9,347
Common stock repurchased and stock option exercises	—	—	—	—	(101,455)	(101,455)
Intercompany transactions	26,776	(3,060)	(75,171)	(51,455)	51,455	—
Net cash flows provided by (used in) financing activities	36,386	(3,060)	(75,434)	(42,108)	(50,000)	(92,108)
Effect of exchange rate changes on cash and cash equivalents	—	—	(405)	(405)	—	(405)
Decrease in cash and cash equivalents	(9,433)	(172)	(155,677)	(165,282)	(46,934)	(212,216)
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224
Ending cash and cash equivalents	$(26,249)	$98	$213,960	$187,809	$3,199	$191,008

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(99,516)	$33,747	$463,676	$397,907	$1,826	$399,733
Cash flows from investing activities
Expenditures for long-lived assets	(14,143)	(1,496)	(122,466)	(138,105)	—	(138,105)
Other investing activities	—	—	(23,107)	(23,107)	—	(23,107)
Net cash flows used in investing activities	(14,143)	(1,496)	(145,573)	(161,212)	—	(161,212)
Cash flows from financing activities
Net repayments of debt and other	11,615	—	(358)	11,257	—	11,257
Common stock repurchased and stock option exercises	—	—	—	—	(220,416)	(220,416)
Intercompany transactions	73,706	(32,295)	(261,827)	(220,416)	220,416	—
Net cash flows provided by (used in) financing activities	85,321	(32,295)	(262,185)	(209,159)	—	(209,159)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	316	—	316
Increase (decrease) in cash and cash equivalents	(28,338)	(44)	56,234	27,852	1,826	29,678
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546
Ending cash and cash equivalents	$(16,816)	$270	$369,637	$353,091	$50,133	$403,224

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2010 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(85,735)	$(40,919)	$431,407	$304,753	$2,362	$307,115
Cash flows from investing activities
Expenditures for long-lived assets	(16,783)	(1,801)	(157,198)	(175,782)	—	(175,782)
Other investing activities	—	—	(14,416)	(14,416)	—	(14,416)
Net cash flows used in investing activities	(16,783)	(1,801)	(171,614)	(190,198)	—	(190,198)
Cash flows from financing activities
Net repayments of debt and other	(493,206)	—	(730)	(493,936)	—	(493,936)
Issuance of common stock net of repurchases for treasury	—	—	—	—	387,494	387,494
Intercompany transactions	591,457	42,553	(250,700)	383,310	(383,310)	—
Net cash flows provided by (used in) financing activities	98,251	42,553	(251,430)	(110,626)	4,184	(106,442)
Effect of exchange rate changes on cash and cash equivalents	—	—	(247)	(247)	—	(247)
Increase in cash and cash equivalents	(4,267)	(167)	8,116	3,682	6,546	10,228
Beginning cash and cash equivalents	15,789	481	305,287	321,557	41,761	363,318
Ending cash and cash equivalents	$11,522	$314	$313,403	$325,239	$48,307	$373,546

18. SEGMENT REPORTING
The Company's principal business is providing post-secondary education. The Company manages its operations through four operating segments, which through March 31, 2012 were aggregated into one reportable segment, as all criteria for aggregation under applicable accounting rules were met. Beginning with the quarter ended June 30, 2012, the Company reports segment results for: The Art Institutes; Argosy University; Brown Mackie Colleges; and South University. A summary of each reportable segment is detailed below.

The Art Institutes. The Art Institutes focus on applied arts in creative professions such as media arts and animation, graphic design, culinary arts, interior design, web site development, digital filmmaking and video production, fashion design and marketing and game art and design. The Art Institutes offer Associate's, Bachelor's and Master's degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine on campus and online education. There are 51 Art Institutes campuses in 25 U.S. states and in Canada included in this reportable segment. As of October 2011, students enrolled at The Art Institutes represented approximately 53% of the Company's total enrollments.

Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy University offers Doctoral, Master's and undergraduate degrees through local campuses, fully online programs and blended formats. Argosy's academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. There are 20 Argosy University campuses in 13 U.S. states included in this reportable segment. As of October 2011, students enrolled at Argosy University represented approximately 19% of the Company's total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate's and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor's degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as medical assisting, criminal justice, nursing, business, legal support and information technology. There are 28 Brown Mackie College campuses in 15 U.S. states included in this reportable segment. As of October 2011, students enrolled at Brown Mackie Colleges represented approximately 13% of the Company's total enrollments.

South University. South University offers academic programs in health sciences and business disciplines, including business administration, criminal justice, nursing, information technology, psychology, pharmacy and medical assisting. South University offers Doctoral, Master's, Bachelor's and Associate's degrees through local campuses, fully online programs and blended formats. There are ten South University campuses in eight U.S. states included in this reportable segment. As of October 2011, students enrolled at South University represented approximately 15% of the Company's total enrollments.

EBITDA excluding certain expenses, the measure used by the chief operating decision maker to evaluate segment performance and allocate resources, is defined as net income before interest expense, net, provision for income taxes, depreciation and amortization and certain expenses presented below. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. A reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income before income taxes along with other summary financial information by reportable segment is presented below (in thousands):

	For the Fiscal Year Ended June 30,
	2012	2011	2010
Net revenues:
The Art Institutes	$1,738,542	$1,791,176	$1,597,072
Argosy University	397,458	431,097	344,382
Brown Mackie Colleges	314,801	348,140	301,850
South University	310,166	317,216	265,217
Total EDMC	$2,760,967	$2,887,629	$2,508,521

EBITDA excluding certain expenses:
The Art Institutes	$477,466	$531,163	$455,188
Argosy University	56,652	97,481	66,338
Brown Mackie Colleges	62,041	96,740	98,045
South University	4,790	38,375	50,744
Corporate and other	(91,068)	(102,159)	(76,592)
Total EDMC	509,881	661,600	593,723

Reconciliation to consolidated (loss) income before income taxes:
Goodwill and indefinite-lived intangible asset impairments	1,746,765	—	—
Loss on extinguishment of debt	9,474	11,368	47,207
Restructuring and other	11,633	610	6,776
Lease termination	2,500	—	—
Loss on EFL program loans	—	13,236	—
Management agreement termination fee	—	—	29,555
Previously deferred stock-based compensation costs	—	—	15,223
Depreciation and amortization	158,663	146,480	123,359
Net interest expense	110,330	120,694	121,456
(Loss) income before income taxes	$(1,529,484)	$369,212	$250,147

Expenditures for long-lived assets:
The Art Institutes	$42,970	$58,447	$79,963
Argosy University	6,573	8,777	9,796
Brown Mackie Colleges	11,906	22,865	34,375
South University	9,056	6,539	13,423
Corporate and other	23,041	41,477	38,225
Total EDMC	$93,546	$138,105	$175,782

	As of June 30,
Assets: (1)	2012	2011
The Art Institutes	$1,804,221	$3,060,939
Argosy University	298,037	451,611
Brown Mackie Colleges	268,694	482,155
South University	241,982	284,259
Corporate and other	226,161	274,171
Total EDMC	$2,839,095	$4,553,135

(1) Excludes inter-company activity.

19. SUBSEQUENT EVENTS
In August 2012, the Company made a one-time offer to allow eligible option holders to exchange their outstanding options for new stock options (the "Option Exchange"). The Option Exchange was offered as a tool to retain key employees in light of the Company's declining stock price. The number of replacement options that will be granted in exchange for existing eligible options will be determined based on a certain ratio. Each replacement option will have a per-share exercise price equal to the closing price of EDMC's common stock on the NASDAQ on the expiration date, which is anticipated to be September 13, 2012 unless the Option Exchange is extended.
In August 2012, the Company completed a restructuring, which impacted The Art Institutes, South University and Argosy University segments as well as its corporate offices. The restructuring was designed to achieve certain operational efficiencies, and as as result the Company currently expects to recognize up to $15.0 million of expense related to the restructuring in the fiscal quarter ending September 30, 2012. However, it is possible that the Company will incur additional restructuring expense in excess of this estimate.

SCHEDULE II
EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions/ Other	Balance at End of Period
Year ended June 30, 2010
Uncollectible accounts receivable	$83,691	$91,744	$51,193	$124,242
Estimated future loan losses	14,515	28,646	—	43,161
Deferred tax asset valuation allowance	18,847	3,805	—	22,652
Year ended June 30, 2011
Uncollectible accounts receivable	$124,242	$130,678	$60,656	$194,264
Estimated future loan losses	43,161	25,374	63,442	5,093
Deferred tax asset valuation allowance	22,652	—	985	21,667
Year ended June 30, 2012
Uncollectible accounts receivable	$194,264	$163,926	$113,001	$245,189
Estimated future loan losses	5,093	—	—	5,093
Deferred tax asset valuation allowance	21,667	3,600	—	25,267

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
The following table sets forth our quarterly results for fiscal years ended June 30, 2012, 2011 and 2010 (In thousands except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2012:
Revenue	$682,095	$737,188	$702,499	$639,185
(Loss) income before income taxes	$44,115	$103,291	$(442,340)	$(1,234,550)
Net (loss) income	$26,954	$63,127	$(417,116)	$(1,188,706)
Diluted EPS	$0.21	$0.49	$(3.31)	$(9.51)

Fiscal 2011:
Revenue	$666,032	$771,866	$754,340	$695,391
Income before income taxes	$59,220	$138,432	$113,457	$58,103
Net income	$36,448	$85,278	$72,983	$34,799
Diluted EPS	$0.25	$0.61	$0.53	$0.26

Fiscal 2010:
Revenue	$534,399	$655,469	$667,896	$650,757
Income before income taxes	$25,423	$34,540	$109,252	$80,932
Net income	$15,762	$20,274	$84,570	$47,900
Diluted EPS	$0.13	$0.14	$0.59	$0.33

9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 has been audited by Ernst and Young, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this annual report on Form 10-K.
Changes in Internal Controls Over Financial Reporting.
There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

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
The information required by this Item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Non-Employee Director Compensation for Fiscal 2012,” “Compensation Committee Report,” “Risk in Compensation Programs,” “Compensation Committee Interlocks and Insider Participation” and “Employment Agreements” and is incorporated herein by reference.

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date:	September 12, 2012	EDUCATION MANAGEMENT CORPORATION

/s/ EDWARD H. WEST
Edward H. West
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD H. WEST	President and Chief Executive Officer (Principal Executive Officer)	September 12, 2012
Edward H. West

/s/ RANDALL J. KILLEEN	Vice President and Acting Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	September 12, 2012
Randall J. Killeen

/s/ TODD S. NELSON	Chairman of the Board of Directors	September 12, 2012
Todd S. Nelson

/s/ JOHN R. MCKERNAN, JR.	Director	September 12, 2012
John R. McKernan, Jr.

/s/ MICK J. BEEKHUIZEN	Director	September 12, 2012
Mick J. Beekhuizen

/s/ SAMUEL C. COWLEY	Director	September 12, 2012
Samuel C. Cowley

/s/ ADRIAN M. JONES	Director	September 12, 2012
Adrian M. Jones

/s/ JEFFREY T. LEEDS	Director	September 12, 2012
Jeffrey T. Leeds

/s/ LEO F. MULLIN	Director	September 12, 2012
Leo F. Mullin

/s/ PAUL J. SALEM	Director	September 12, 2012
Paul J. Salem

/s/ PETER O. WILDE	Director	September 12, 2012
Peter O. Wilde

/s/ JOSEPH R. WRIGHT	Director	September 12, 2012
Joseph R. Wright

Exhibit Index
Exhibit No.	Description

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

4.3	Form of 8 3/4% Senior Notes due 2014 (included as part of Exhibit 4.2)

10.1
Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.2
First Amendment to Amended and Restated Credit and Guaranty Agreement dated March 23, 2009 by and among Education Management LLC, Education Management Holdings, LLC, Goldman Sachs Lending Partners LLC, J.P. Morgan Securities Inc. and BNP Paribas Securities Corp., as auction managers, BNP Paribas, as Administrative Agent and Issuing Bank, the guarantors listed on the signature papers thereto and the lenders listed on the signature papers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management LLC filed on March 26, 2009)

10.3
Joinder Agreement, dated as of August 25, 2009, by and among each Joinder Lender listed therein, each Issuing Bank listed therein, Education Management LLC, Education Management Holdings LLC, the guarantors listed therein and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.4
Amendment and Restatement Agreement dated December 7, 2010 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, BNP Paribas (“BNP”), as Administrative Agent and Collateral Agent, and BNP, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank National Association, each as Issuing Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on December 7, 2010)

10.5
Registration Rights Agreement, dated as of June 1, 2006, by and among EM Acquisition Corporation, GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V GmbH & Co. KG, GS Capital Partners V Institutional, L.P., Providence Equity Partners V L.P., Providence Equity Partners V-A L.P., Providence Equity Partners IV L.P., Providence Equity Operating Partners IV L.P. and the other shareholders that are signatory thereto (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.6
Shareholders’ Agreement, dated as of October 7, 2009, by and among Education Management Corporation and each of the Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.7
Letter of Credit Facility Agreement, dated as of November 30, 2011, among Education Management LLC, Education Management Holdings LLC, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on December 1, 2011)

Exhibit No.	Description
10.8
Letter of Credit Facility Agreement, dated as of March 9, 2012, among Education Management LLC, Education Management Holdings LLC, BNP Paribas, as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on March 12, 2012)

10.9
Joinder Agreement to that certain Second Amended and Restated Credit and Guarantee Agreement, dated as of December 7, 2010, by and among the Company, Holdings, the Subsidiary Guarantors, the Lenders party thereto from time to time and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on April 2, 2012)

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-K of Education Management Corporation for its fiscal quarter ended December 31, 2011)
10.12**
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

10.13**	Form of Executive Time—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)
10.14**	Form of Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.08 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)
10.15**
Form of Amendment to Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on May 5, 2011)

10.16**	Education Management Corporation Long-Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on March 2, 2007)
10.17**
Education Management Corporation Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.18**	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)
10.19**
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.20**
Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on December 29, 2006)

10.21**
Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.22**
Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.23**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Danny Finuf (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.24**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.25**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

Exhibit No.	Description
10.26**
Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.27**
Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (incorporated by reference Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on April 5, 2007)

10.28**
Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.29**
Letter Agreement, dated February 13, 2007, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.30**
Letter Agreement, dated June 28, 2007, between Education Management Corporation and John R. McKernan, Jr. (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on July 5, 2007)

10.31**
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

10.33**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and J. Devitt Kramer (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.34**
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Stacey R. Sauchuk (incorporated by reference to Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.35**
Employment Agreement, dated as of October 22, 2007, between Education Management LLC and Craig Swenson (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.36**
Employment Agreement, dated as of April 23, 2007, between Education Management LLC and Roberta Troike (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

12.1*	Statement re computation of ratios
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Randall J. Killeen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Randall J. Killeen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File

 _________________

*	Filed herewith. All other exhibits were previously filed.

**	Management contract or compensatory plan or arrangement.