Form 10-Q
period 2012-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2012-11-08
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Yes   ☐     No ☒
As of November 8, 2012, there were 124,500,658 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	June 30, 2012	September 30, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,956	$191,008	$465,492
Restricted cash	277,376	267,880	88,071
Total cash, cash equivalents and restricted cash	489,332	458,888	553,563
Student receivables net of allowances of $244,245, $230,587 and $198,950	229,847	198,411	202,523
Notes, advances and other receivables	30,856	22,174	31,057
Inventories	10,041	8,382	12,858
Deferred income taxes	102,668	102,668	76,804
Prepaid income taxes	15,789	6,796	10,021
Other current assets	40,856	40,399	47,286
Total current assets	919,389	837,718	934,112
Property and equipment, net (Note 4)	626,337	651,797	676,950
Other long-term assets (Note 6)	57,551	56,001	43,733
Intangible assets, net (Note 5)	329,658	330,029	461,342
Goodwill (Note 5)	963,550	963,550	2,581,999
Total assets	$2,896,485	$2,839,095	$4,698,136
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076	$12,076
Revolving credit facility (Note 8)	—	111,300	—
Accounts payable	30,168	54,834	34,395
Accrued liabilities (Note 7)	154,342	137,348	159,574
Unearned tuition	168,601	116,277	170,399
Advance payments	238,957	102,170	320,779
Total current liabilities	604,144	534,005	697,223
Long-term debt, less current portion (Note 8)	1,450,583	1,453,468	1,463,749
Deferred income taxes	110,053	111,767	215,481
Deferred rent	198,449	197,758	196,323
Other long-term liabilities	46,429	45,533	47,702
Shareholders’ equity:
Common stock, at par	1,434	1,434	1,432
Additional paid-in capital	1,781,345	1,777,732	1,764,848
Treasury stock	(328,605)	(328,605)	(274,234)
(Accumulated deficit) Retained earnings	(949,053)	(935,960)	606,735
Accumulated other comprehensive loss	(18,294)	(18,037)	(21,123)
Total shareholders’ equity	486,827	496,564	2,077,658
Total liabilities and shareholders’ equity	$2,896,485	$2,839,095	$4,698,136
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,
	2012	2011
Net revenues	$609,564	$682,095
Costs and expenses:
Educational services	381,296	374,447
General and administrative	174,492	197,757
Depreciation and amortization	44,145	38,888
Total costs and expenses	599,933	611,092
Income before interest and income taxes	9,631	71,003
Interest expense, net	31,452	26,888
(Loss) Income before income taxes	(21,821)	44,115
Income tax (benefit) expense	(8,728)	17,161
Net (loss) income	$(13,093)	$26,954
(Loss) Earnings per share: (Note 2)
Basic	$(0.11)	$0.21
Diluted	$(0.11)	$0.21
Weighted average number of shares outstanding: (Note 2)
Basic	124,478	128,474
Diluted	124,478	129,715
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	For the Three Months Ended September 30,
	2012	2011
Net (loss) income	$(13,093)	$26,954
Other comprehensive loss
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $1,287 and $6,122	(2,182)	(10,385)
Reclassification adjustment for interest recognized in consolidated statement of operations, net of tax expense of $1,043 and $1,447	1,768	2,460
Net change in unrecognized loss on interest rate swaps, net of tax	(414)	(7,925)
Foreign currency translation gain (loss)	157	(1,008)
Other comprehensive loss	(257)	(8,933)
Comprehensive (loss) income	$(13,350)	$18,021

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(13,093)	$26,954
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	42,616	36,978
Amortization of intangible assets	1,529	1,910
Bad debt expense	48,931	35,130
Amortization of debt issuance costs	1,280	1,316
Share-based compensation	3,613	2,926
Non cash adjustments related to deferred rent	(3,622)	(2,410)
Changes in assets and liabilities:
Restricted cash	(9,496)	(40,558)
Receivables	(89,033)	(95,813)
Reimbursements for tenant improvements	1,202	6,980
Inventory	(1,654)	(3,282)
Other assets	(3,410)	(217)
Accounts payable	(21,896)	(17,701)
Accrued liabilities	10,624	29,894
Unearned tuition	52,324	30,249
Advance payments	136,662	208,951
Total adjustments	169,670	194,353
Net cash flows provided by operating activities	156,577	221,307
Cash flows from investing activities:
Expenditures for long-lived assets	(20,541)	(20,198)
Reimbursements for tenant improvements	(1,202)	(6,980)
Net cash flows used in investing activities	(21,743)	(27,178)
Cash flows from financing activities:
Payments under revolving credit facility	(111,300)	(79,000)
Issuance of common stock	—	75
Common stock repurchased for treasury	—	(49,702)
Principal payments on long-term debt	(2,885)	(3,025)
Net cash flows used in financing activities	(114,185)	(131,652)
Effect of exchange rate changes on cash and cash equivalents	299	(209)
Net change in cash and cash equivalents	20,948	62,268
Cash and cash equivalents, beginning of period	191,008	403,224
Cash and cash equivalents, end of period	$211,956	$465,492
Cash paid during the period for:
Interest (including swap settlement)	$22,044	$26,904
Income taxes, net of refunds	1,059	14,945
	As of September 30,
Noncash investing activities:	2012	2011
Capital expenditures in current liabilities	$9,050	$9,117

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock (b)	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190)		$2,103,944
Exercise of stock options including tax benefit	3	2,594	—	—	—		2,597
Share-based compensation	—	13,290	—	—	—		13,290
Common stock repurchased for treasury	—	—	(101,679)	—	—		(101,679)
Net income	—	—	—	(1,515,741)	—		(1,515,741)
Other comprehensive income	—	—	—	—	(5,847)		(5,847)
Balance at June 30, 2012	1,434	1,777,732	(328,605)	(935,960)	(18,037)	(a)	496,564

(Unaudited)
Share-based compensation	—	3,613	—	—	—		3,613
Net loss	—	—	—	(13,093)	—		(13,093)
Other comprehensive loss	—	—	—	—	(257)		(257)
Balance at September 30, 2012	$1,434	$1,781,345	$(328,605)	$(949,053)	$(18,294)	(a)	$486,827

(a)
The balance in accumulated other comprehensive loss at September 30, 2012, June 30, 2012 and September 30, 2011 was comprised of $18.1 million, $17.6 million and $20.4 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $0.2 million, $0.4 million and $0.7 million of a cumulative foreign currency translation loss, respectively.

(b)
There were 600,000,000 authorized shares of par value $0.01 common stock at September 30, 2012, June 30, 2012 and September 30, 2011. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2011	13,333,972	129,811,749
Repurchased for treasury	5,568,168	(5,568,168)
Issued for stock-based compensation plans	—	234,226
Balance at June 30, 2012 (1)	18,902,140	124,477,807
(1)There was no activity affecting common stock and treasury stock balances during the quarter ended September 30, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

1.	BASIS OF PRESENTATION

Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation ("EDMC" and, together with its subsidiaries, the "Company") have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2012 and 2011, and its statements of operations, comprehensive income and cash flows for the three months ended September 30, 2012 and 2011. The statements of operations for the three months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2012 has been derived from the consolidated audited balance sheet included in the Annual Report on Form 10-K.

Description of Business
The Company is among the largest providers of post-secondary education in North America, with approximately 132,000 enrolled students as of October 2012. The Company offers campus-based education through four different education systems and through online platforms at three of the four education systems, or through a combination of both. These four education systems coincide with the Company's reportable segments and include The Art Institutes, Argosy University, Brown Mackie Colleges and South University. Refer to Note 14, "Segment Reporting" for additional information.
The Company is committed to offering quality academic programs and strives to improve the learning experience for its students. The curriculum is designed with a strong emphasis on applied career-oriented content and is primarily taught by faculty members who possess practical and relevant professional experience in their respective fields.
Ownership
On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the "Transaction").
The acquisition of EDMC was financed by equity invested by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by wholly-owned subsidiary Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of $375.0 million of 8.75% senior notes due on June 1, 2014 (the "Senior Notes") and $385.0 million of 10.25% senior subordinated notes originally due in 2016 (the “Senior Subordinated Notes”). The Company repurchased all of the Senior Subordinated Notes in a series of transactions completed in fiscal 2010 and 2011. Refer to Note 8, "Short-Term and Long-Term Debt" for additional information.
In October 2009, EDMC completed an initial public offering of 23.0 million shares of its common stock, $0.01 par value per share ("Common Stock"), at a per share price of $18.00 (the "Initial Public Offering"). The Sponsors did not sell any of their shares in connection with the Initial Public Offering.
In June 2010, EDMC's Board of Directors approved a stock repurchase program that permits EDMC to purchase shares of its Common Stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. From the inception of the repurchase program through September 30, 2012, EDMC repurchased approximately 18.9 million shares of Common Stock under the program for a total cost of approximately $328.6 million. The Company did not make any purchases under the program during the fiscal quarter ended September 30, 2012. At September 30, 2012, approximately $46.4 million remained available for share purchases under the stock repurchase program, which expires on December 31, 2012.

Seasonality
The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments, and its first fiscal quarter is typically its lowest revenue recognition quarter of the fiscal year due to student vacations.
Reclassifications
Certain reclassifications of prior year data have been made to conform to the September 30, 2012 presentation. These reclassifications did not materially change any of the previously reported amounts.

2. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that restricted stock is converted into common stock and that outstanding stock options are exercised and the resulting proceeds are used to acquire shares of common stock at its average market price during the reporting period.
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2012	2011
Net (loss) income	$(13,093)	$26,954
Weighted average number of shares outstanding:
Basic	124,478	128,474
Effect of stock-based awards	—	1,241
Diluted	124,478	129,715
(Loss) Earnings per share:
Basic	$(0.11)	$0.21
Diluted	$(0.11)	$0.21

All of the Company's 8.0 million options to purchase shares of Common Stock at September 30, 2012 were excluded from the computation of diluted EPS because the Company recorded a net loss. Time-based options to purchase another 1.6 million shares of Common Stock were also excluded from the computation of diluted EPS for the quarter ended September 30, 2011 because the effect of applying the treasury stock method would have been antidilutive. In addition, and as further described in Note 3, “Share-Based Compensation,” the Company has determined that all of its outstanding performance-based stock options (2.0 million options) are contingently issuable; therefore, they were not included in the diluted EPS calculation for any period presented.

3. SHARE-BASED COMPENSATION

2012 Omnibus Long-Term Incentive Plan
Effective in September 2012, the Company adopted the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (the “2012 Omnibus Plan”), which may be used to issue stock options, stock-option appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. On September 13, 2012, the Company granted options to purchase 8,254,667 shares of Common Stock under the 2012 Omnibus Plan in connection with the Option Exchange described below. At September 30, 2012, 8,645,333 shares of Common Stock remain reserved for issuance under the 2012 Omnibus Plan.
2009 Omnibus Long-Term Incentive Plan and 2006 Stock Option Plan
In August 2006, the Company adopted the 2006 Stock Option Plan (the "2006 Plan") for executive management and key personnel. Under the 2006 Plan, certain of the Company's employees were granted a combination of time-based and performance-based options to purchase Common Stock. In April 2009, the Company adopted the Education Management Corporation Omnibus Long-Term Incentive Plan (the "2009 Omnibus Plan"), which became effective upon the completion of the Initial Public Offering and provided for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. As a result of the adoption of the 2009 Omnibus Plan, the 2006 Stock Option Plan was frozen, such than no further awards were granted under that plan. Likewise, the 2009 Omnibus

Plan was frozen in connection with the adoption of the 2012 Omnibus Plan. However, stock options granted under the 2006 Stock Option Plan and the 2009 Omnibus Plan that were not surrendered for exchange in the Option Exchange described below remain subject to the terms and conditions of the 2006 Stock Option Plan or the 2009 Omnibus Plan, as applicable.
Option Exchange
In August 2012, the Company's Board of Directors authorized a program (the "Option Exchange") to allow eligible option holders the opportunity to exchange their existing EDMC stock options for replacement options having an exercise price of $3.59 per share, which was the closing price for a share of the Company's Common Stock on the NASDAQ on September 13, 2012, the date on which the offer expired. Campus presidents and directors who participated in the Option Exchange received a new option grant, based on seniority, which vests in four equal annual installments beginning on the first anniversary of the grant date and expires on the tenth anniversary of the grant date. Campus presidents and directors who elected to not participate in the Option Exchange retained their existing stock options and received a new grant of options to purchase a smaller number of shares than they would have received had they participated in the Option Exchange. The new option grant has similar vesting and expiration terms as options received by campus presidents and directors who participated in the Option Exchange. All other employees who participated in the Option Exchange received a fixed number of new options, calculated on the basis of a set exchange ratio corresponding to the grant date and exercise price of the options that they surrendered for exchange. The vesting terms of the new option grants remained subject to the original vesting schedule of the corresponding options that were surrendered for exchange, provided that none of the replacement options vest before September 13, 2013, except under certain specific circumstances described in the 2012 Omnibus Plan and/or the Stock Option Agreements under which the replacement stock options were granted, including but not limited to a change in control of EDMC.
In connection with the Option Exchange, the Company granted approximately 6.3 million time-based and approximately 2.0 million performance-based replacement options in return for a cancellation of approximately 8.5 million time-based and approximately 3.1 million performance-based options. The Option Exchange was accounted for as a modification of the original awards. Consequently, incremental value to the option holders was calculated using a Black-Scholes-Merton pricing model by taking the value of all time-based options on September 13, 2013 using the original option award terms and comparing that to the value of the modified time-based options using the new option award terms on September 13, 2013. Because the original awards had exercise prices well in excess of the price of a share of Common Stock on the modification date, the Company used a lattice model to determine the expected life to use in the Black-Scholes-Merton model. The modification of the original awards resulted in $2.2 million of incremental compensation expense, net of expected forfeitures. The incremental compensation cost will be recognized over the remaining period of time through which the relevant option holder must remain employed by the Company in order for all of the options included in the option grant to vest, which is referred to as the "service period" of the awards, and which ranges from one year to four years. Because the relevant performance conditions are not probable of being met at September 30, 2012, the Company continues to defer the recognition of any expense on its outstanding performance-based stock options.
Below is a summary of the key assumptions used in determining the incremental compensation cost associated with the time-based replacement options granted in connection with the Option Exchange:

Replacement options:
Number of options	6,300,075
Volatility	80-87%
Expected term	2.94-6.25 yrs
Fair value per option	$1.87-$2.53

Canceled options:
Number of options	8,525,171
Volatility	78-87%
Expected term	2.25-7.67 yrs
Fair value per option	$0.78-$1.97

Other Share-Based Compensation Activity
The Company recognized $3.6 million and $2.9 million of share-based compensation expense during the quarters ended September 30, 2012 and 2011, respectively. None of the share-based compensation expense related to the Company’s performance-based stock options.
On August 14, 2012, the Company granted 1.1 million time-based stock options that vest 25% per year over a four year service period. The options, which have an exercise price of $3.20 per share and a contractual life of ten years from the date of grant, will result in compensation expense of $2.5 million over a four year period.
No stock options were exercised during the quarter ended September 30, 2012. Net of estimated forfeitures, the Company had $29.4 million of unrecognized compensation cost relating to time-based stock options and $4.5 million of unrecognized compensation cost related to performance-based stock options at September 30, 2012.
Long-Term Incentive Compensation Plan
In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners in connection with a change in control of EDMC. Out of a total of 1,000,000 authorized units, approximately 469,000 units were outstanding under the LTIC Plan at September 30, 2012. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan because the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing Common Stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $1.7 million at September 30, 2012.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	September 30, 2012	June 30, 2012	September 30, 2011
Land	$16,725	$16,712	$16,699
Buildings and improvements	75,206	74,783	71,563
Leasehold improvements and capitalized lease costs	556,902	545,646	529,096
Furniture and equipment	158,800	158,464	149,427
Technology and other equipment	309,989	307,511	280,780
Software	86,876	86,810	72,102
Library books	43,028	42,706	40,125
Construction in progress	17,985	21,725	15,532
Total	1,265,511	1,254,357	1,175,324
Less accumulated depreciation	(639,174)	(602,560)	(498,374)
Property and equipment, net	$626,337	$651,797	$676,950

Depreciation and amortization expense related to property and equipment was $42.6 million and $37.0 million, respectively, for the three months ended September 30, 2012 and 2011. Included in these amounts is amortization expense on software assets of $8.5 million in the current quarter, which includes $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life, and $3.6 million in the prior year quarter.

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The excess of the amount paid to acquire the Company at the time of the Transaction over the fair values of these net assets represented the intrinsic value of the Company beyond its tangible and identifiable intangible net assets and was assigned to goodwill. In connection with the Transaction, the Company recorded approximately

$2.6 billion of goodwill, which was allocated among its four reporting units: The Art Institutes, Argosy University, Brown Mackie Colleges and South University.

Goodwill is evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that goodwill might be impaired. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, adverse changes in recent forecasts of operating results or market capitalization, updated business plans and regulatory and legal developments. As a result of interim impairment tests conducted as of March 31, 2012 and June 30, 2012, the Company recorded goodwill impairment charges of $1.12 billion, $155.9 million, $254.6 million and $84.9 million at The Art Institutes, Argosy University, Brown Mackie Colleges and South University, respectively, during the fiscal year ended June 30, 2012.

Because no interim impairment indicators were identified during the quarter ended September 30, 2012, the goodwill balance did not change between June 30, 2012 and September 30, 2012. The following table reflects changes to the Company's goodwill balance during fiscal 2012 (in thousands).

	Balance at June 30, 2011	Impairment Charge	Balance at June 30, 2012
The Art Institutes	$1,984,688	$(1,123,069)	$861,619
Argosy University	219,350	(155,905)	63,445
Brown Mackie Colleges	254,561	(254,561)	—
South University	123,400	(84,914)	38,486
Total goodwill	$2,581,999	$(1,618,449)	$963,550

Intangible Assets
In addition to the goodwill impairment charges noted above, the Company also performed an impairment analysis with respect to indefinite-lived intangible assets at June 30, 2012 and recorded a $128.3 million impairment charge related to indefinite-lived intangible assets. The charge consisted of a $112.0 million impairment of the tradename of The Art Institutes and a $16.3 million impairment of the licensing, accreditation and Title IV program assets recorded at The Art Institutes and Argosy University. There were no triggering events during the quarter ended September 30, 2012 that would have required the Company to perform an interim impairment evaluation of these assets.
Intangible assets other than goodwill consisted of the following amounts (in thousands):

	September 30, 2012		June 30, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$218,000	$—	$218,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	95,862	—	112,179	—
Curriculum and programs	39,845	(29,412)	38,702	(28,541)	36,074	(24,872)
Student contracts, applications and relationships	39,511	(36,548)	39,511	(36,270)	39,511	(35,437)
Favorable leases and other	19,441	(17,041)	19,424	(16,659)	19,410	(15,523)
Total intangible assets	$412,659	$(83,001)	$411,499	$(81,470)	$537,174	$(75,832)

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

Amortization of intangible assets was $1.5 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively. Total estimated amortization of the Company’s intangible assets for each of the years ending June 30, 2013 through 2017 and thereafter is as follows at September 30, 2012 (in thousands):

Fiscal years	Amortization Expense
2013 (remainder)	$5,390
2014	5,222
2015	2,989
2016	1,292
2017	308
Thereafter	595

6.	OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following (in thousands):

	September 30, 2012	June 30, 2012	September 30, 2011
Student receivables, net of allowances of $18,797, $14,602 and $7,317	$22,429	$20,163	$10,452
Deferred financing fees	13,641	14,768	14,195
Deferred compensation	12,393	12,164	10,101
Other	9,088	8,906	8,985
Total other long-term assets	$57,551	$56,001	$43,733

Student receivables, net of allowance, relates to the extension of credit to students for amounts due beyond one year. Beginning in fiscal 2011, the Company extended the repayment period for financing made available to students to include periods of up to 42 months beyond graduation. This extension of credit to students helps fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs, private loans and cash payments by students. Out-of-school balances are reserved for at a higher rate than in-school balances. The Company's non-current receivable balances were as follows (in thousands):

	September 30, 2012	June 30, 2012	September 30, 2011
In-school	$28,364	$24,354	$11,735
Out-of-school	12,862	10,411	6,034
Gross non-current student receivables	$41,226	$34,765	$17,769

The Company's current and non-current allowance for doubtful accounts and loan loss reserves were as follows (in thousands):

Balance June 30, 2011	$199,357
Bad debt expense	163,926
Amounts written off	(113,001)
Balance June 30, 2012	250,282
Bad debt expense	48,931
Amounts written off	(36,171)
Balance September 30, 2012	$263,042

These amounts are recorded within student receivables, net and other long-term assets on the consolidated balance sheets. When certain criteria are met, which is generally when receivables age past the due date by more than four months and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at higher rates than accounts for students who are in school and are written off after repeated collection attempts have been unsuccessful.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	September 30, 2012	June 30, 2012	September 30, 2011
Payroll and related taxes	$48,731	$50,291	$50,768
Capital expenditures	4,254	5,624	5,897
Advertising	25,815	24,837	28,681
Interest	11,660	3,296	10,969
Benefits	16,060	14,014	12,571
Other	47,822	39,286	50,688
Total accrued liabilities	$154,342	$137,348	$159,574

During the quarter ended September 30, 2012, the Company implemented a restructuring plan at several locations to improve operational efficiencies and recorded a related charge of $9.1 million in education services and general and administrative expense. The restructuring charge consisted of $7.5 million related to employee severance costs, primarily at The Art Institutes reportable segment, and a lease abandonment charge of $1.6 million at one of the Company's operations offices. The majority of these costs will be paid through December 31, 2012.

8.	SHORT-TERM AND LONG-TERM DEBT
U.S. Department of Education Letters of Credit
The Company had outstanding letters of credit of $417.2 million at September 30, 2012, the largest of which is issued to the U.S. Department of Education, which requires that the Company maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $414.5 million at September 30, 2012, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during fiscal 2011. During fiscal 2012, the Company entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit at any time to the U.S. Department of Education in an aggregate face amount of up to $200.0 million. The Company's obligations with respect to such letters of credit are secured by liens in favor of the lenders on certain of the Company's cash deposits, which must total at least 105% of the aggregate face amount of any outstanding letters of credit. The two facilities, one of which provides for letters of credit in an aggregate face amount of up to $150.0 million and one of which provides for letters of credit of an aggregate face amount of up to $50.0 million, mature on November 30, 2013 and March 9, 2014, respectively, or earlier if the existing revolving credit facility is terminated. The Company can elect to provide the letter of credit to the U.S. Department of Education using any combination of the cash secured letter of credit lines and the revolving credit facility.
On September 30, 2012, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company utilized $214.5 million of letter of credit capacity under its revolving credit facility and all $200.0 million of capacity under the cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105% collateralization requirement. Any reduction in the usage of the cash secured letter of credit lines will reduce the amount of cash that is classified as restricted cash on the balance sheet.
Senior Secured Credit Facilities
On March 30, 2012, the Company completed a refinancing of the then-outstanding $348.6 million portion of the $1.1 billion term loan under its senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The $350.0 million term loan, which was issued with an original issue discount at 97.0% accrues interest at a rate equal to the greater of LIBOR or 1.25% plus a margin of 7.0%. The term loan will mature in March 2018, but the maturity accelerates to March 1, 2014 in the event that the Senior Notes are not repaid in full or extended, renewed or refinanced on or prior to that date. It is prepayable at any time; however, there are substantial penalties if it is prepaid prior to March 30, 2014. There were no changes to the revolving credit facility or the then-remaining $746.6 million of other term loan debt due in June 2016 as a result of the refinancing. In connection with the refinancing, the Company capitalized $2.2 million of third party costs as deferred financing fees within other long-term assets, of which $0.7 million was paid to an affiliate of one of the Sponsors. Additionally, the Company capitalized a $3.6 million discount as a reduction to long-term debt. These capitalized fees are being charged to interest expense over the life of the debt through the maturity date.
On December 7, 2010, the Company entered into an agreement to extend the maturity date on an aggregate of $758.7 million of then-outstanding amounts under the term loan from June 1, 2013 to June 1, 2016 at an interest rate of LIBOR + 4.00%. In addition, lenders providing $328.3 million in total commitments under the revolving credit facility extended those commitments from June 1, 2012 to June 1, 2015 at an interest rate of LIBOR + 4.00% or the prime rate, as defined in the credit facility, plus a margin of 3.0%. The Company capitalized $2.1 million of third party costs as a result of the refinancing.

The lenders also approved other amendments to the senior secured credit facilities, including a springing maturity of March 1, 2014 for the term loan and accelerated termination of the commitments under the revolving credit facility in the event that the Company does not refinance, extend or pay in full the Senior Notes on or prior to March 1, 2014, an increase to the covenant basket amount for capital expenditures and certain restricted payments and the ability to use cash to collateralize letters of credit.
Short-Term Debt
There were $111.3 million of borrowings outstanding under the $328.3 million revolving credit facility at June 30, 2012. These borrowings were repaid in full on July 2, 2012. There were no borrowings outstanding under the revolving credit facility at September 30, 2012 and 2011. After adjusting for outstanding letters of credit, which decrease availability under the revolving credit facility, the Company had $111.1 million of remaining borrowing capacity under the revolving credit facility at September 30, 2012.
The interest rate on amounts outstanding under the revolving credit facility at June 30, 2012 was 6.25%, which is equal to the prime rate, as defined under the credit facility, plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility can change depending on the Company's leverage ratios and credit ratings. The Company is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios, which are described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Covenant Compliance."

Long-Term Debt
The Company’s long-term debt consisted of the following amounts (in thousands):

	September 30, 2012	June 30, 2012	September 30, 2011
Senior secured term loan facility, due in June 2013	$—	$—	$349,562
Senior secured term loan facility, due in June 2016	742,518	744,539	750,603
Senior secured term loan facility, due in March 2018, net of discount of$3,355 and $3,508	344,750	345,545	—
Senior notes due in June 2014	375,000	375,000	375,000
Other	391	460	660
Total long-term debt	1,462,659	1,465,544	1,475,825
Less current portion	(12,076)	(12,076)	(12,076)
Total long-term debt, less current portion	$1,450,583	$1,453,468	$1,463,749
The interest rate on the senior secured term loan facility due in June 2013, which equaled three-month LIBOR plus a margin of 1.75%, was 2.13% at September 30, 2011.
The interest rate on the senior secured term loan facility due in June 2016, which equals three-month LIBOR plus a margin of 4.00%, was 4.38%, 4.50% and 4.38% at September 30, 2012, June 30, 2012 and September 30, 2011, respectively.
The interest rate on the senior secured term loan facility due in March 2018, which equals the greater of three-month LIBOR or 1.25%, plus a margin of 7.0%, was 8.25% at September 30, 2012 and June 30, 2012, respectively.

9.	DERIVATIVE INSTRUMENTS
The Company has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. In April 2011, the Company entered into three interest rate swap agreements for an aggregate notional amount of $950.0 million, each of which became effective on July 1, 2011. One swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a maximum rate of 9.44% through June 1, 2013. The other two swap agreements, one of which was entered into with an affiliate of one of the Sponsors, are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.
The fair values of the interest rate swap liabilities were $30.6 million, $30.1 million and $32.4 million at September 30, 2012, June 30, 2012 and September 30, 2011, respectively, and were recorded in other long-term liabilities on the accompanying consolidated balance sheets.
On March 30, 2012, the Company replaced $348.6 million of its term loan with a new $350.0 million term loan, as described in Note 8. Because the interest payable on the new term loan is based on the higher of LIBOR or 1.25% (rather than strictly the prevailing LIBOR) plus a margin of 7.0%, the $325.0 million interest rate swap does not qualify for cash flow hedge accounting treatment as of the date of this refinancing. As a result, changes in the fair value of this interest rate swap are being recorded as interest expense in the period incurred. The Company recorded a $0.4 million revaluation loss through interest expense during the three months ended September 30, 2012 related to this interest rate swap.
The refinancing of the term loan did not impact the Company's other two swap agreements for notional amounts of $312.5 million each. Consequently, at September 30, 2012, there was a cumulative unrealized loss of $18.1 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
Over the next twelve months, the Company estimates approximately $7.5 million, net of tax, will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at September 30, 2012.
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
The following table presents the carrying amount and fair value of the interest rate swap liability, which is measured at fair value on a recurring basis, and the fair value of the Company's debt, which is recorded at carrying value (in thousands):

	September 30, 2012			June 30, 2012			September 30, 2011
	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Recurring:
Interest rate swap liability	$30,557	$—	$30,557	$30,114	$—	$30,114	$32,407	$—	$32,407
Disclosure only:
Variable rate debt	1,087,268	—	928,421	1,090,084	—	980,477	1,103,127	—	1,085,768
Fixed rate debt	375,391	296,641	—	375,460	341,710	—	375,723	383,223	—

Derivative financial instruments are carried at fair value, which is based on the framework discussed in Note 9. As a result of the goodwill and indefinite-lived intangible asset impairments recorded during fiscal 2012, goodwill, the tradename for The Art Institutes and the licensing, accreditation and Title IV program participation assets were measured at fair value as of June 30, 2012 on a non-recurring basis using "Level-Three" inputs. The fair value of the Company’s debt was based on each instrument’s trading value at the dates presented. The fair values of cash and cash equivalents, restricted cash, students receivable, notes receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values.

11.	INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and federal income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred tax assets should be reduced by a valuation allowance if, based upon the weight of the available evidence, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Future realization of deferred tax assets ultimately depends upon the existence of sufficient taxable income of the appropriate character in either the carry back or carry forward period under applicable tax law.
The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering the relative impact of all available evidence, both positive and negative, to determine whether, based upon the weight of that evidence a valuation allowance is needed. This evaluation requires the use of considerable judgment and estimates that are subject to change.

Excluding deferred tax liabilities related to indefinite-lived intangible assets, which are not scheduled to reverse, the Company is in a net deferred tax asset position at September 30, 2012.
The Company incurred cumulative losses before taxes in the three most recent fiscal years ended June 30, 2012 due to goodwill and indefinite-lived asset impairment charges recorded in fiscal 2012 described in Note 5, "Goodwill and Intangible Assets." However, the Company had income before taxes in both fiscal 2010 and 2011, and excluding the non-deductible goodwill impairment charge incurred in fiscal 2012, the Company would have had income before taxes in fiscal 2012 and for the three year period ended June 30, 2012. The Company has sufficient taxable income in the carry back period to realize the benefit of its deferred tax assets. Additionally, the Company has consistently generated taxable income in the past and reasonably expects to generate sufficient taxable income in the future to realize the benefit of its deferred tax assets. Therefore, the Company believes it is more-likely-than-not that it will realize the benefit of its deferred tax assets and, as such, no valuation allowance is required except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data", Note 11, "Income Taxes" of the June 30, 2012 Annual Report on Form 10-K with respect to certain state deferred tax assets.
The Company's effective tax rate was 40.0% for the three months ended September 30, 2012 and 38.9% for the three months ended September 30, 2011. The effective tax rates differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2012.

12. CONTINGENCIES
Qui Tam Matters
Washington v. Education Management Corporation. On May 3, 2011, a qui tam action captioned United States of America, and the States of California, Florida, Illinois, Indiana, Massachusetts, Minnesota, Montana, New Jersey, New Mexico, New York and Tennessee, and the District of Columbia, each ex rel. Lynntoya Washington and Michael T. Mahoney v. Education Management Corporation, et al. (“Washington”) filed under the federal False Claims Act in April 2007 was unsealed due to the U.S. Department of Justice's decision to intervene in the case. Five of the states listed in the caption joined the case based on qui tam actions filed under their respective False Claims Acts. The Court granted the Company's motion to dismiss the District of Columbia from the case and denied the Commonwealth of Kentucky's motion to intervene in the case under its consumer protection laws.
The case, which is pending in U.S. District Court for the Western District of Pennsylvania, relates to whether the Company's compensation plans for admission representatives violated the Higher Education Act, as amended (“HEA”), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at EDMC Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company's schools received over $11 billion in funds from participation in Title IV programs and state financial aid programs during the period of alleged wrongdoing.
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
Sobek v. Education Management Corporation. On March 13, 2012, a qui tam action captioned United States of America, ex rel. Jason Sobek v. Education Management Corporation, et al. filed under the federal False Claims Act on January 28, 2010 was unsealed after the U.S. Department of Justice declined to intervene in the case at this time. The case, which is pending in the U.S. District Court for the Western District of Pennsylvania, alleges that the defendants violated the U.S. Department of Education's regulation prohibiting institutions from making substantial misrepresentations to prospective students, did not adequately track student academic progress and violated the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The complaint was filed by a former project associate director of admissions at EDMC Online Higher Education who worked for South University and asserts the relator is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company's institutions were ineligible to participate in Title IV programs during the period of alleged wrongdoing.
On May 29, 2012, the Company filed a motion to dismiss the case with prejudice for failure to state a claim upon which relief can be granted. The Company believes the remaining claims in the case to be without merit and intends to vigorously defend itself. On October 22, 2012, the magistrate judge assigned to the case issued a Report and Recommendation on the Company's motion to dismiss, which recommends that the Court dismiss with prejudice claims related to incentive compensation, program costs and the withholding of amounts due to the government and allow claims related to satisfactory academic progress, job placement statistics and programmatic accreditation to continue. The Report and Recommendation is not binding on the federal district judge assigned to the case. The Company has until November 9, 2012 to file objections to the Report and Recommendation with the Court.
Shareholder Derivative Lawsuits
Oklahoma Law Enforcement Retirement System v. Nelson. On May 21, 2012, a shareholder derivative class action captioned Oklahoma Law Enforcement Retirement System v. Todd S. Nelson, et al. was filed against the directors of the Company in state court located in Pittsburgh, Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's violation of the U.S. Department of Education's prohibition on paying incentive compensation to admissions representatives, engaging in improper recruiting tactics in violation of Title IV of the HEA and accrediting agency standards, falsification of job placement data for graduates of its schools and failure to satisfy the U.S. Department of Education's financial responsibility standards. The Company previously received two demand letters from the plaintiff which were investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. The Company believes that the claims are without merit and intends to vigorously defend itself.
Bushansky v. Nelson. On August 3, 2012, a shareholder derivative class action captioned Stephen Bushansky v. Todd S. Nelson, et al. was filed against certain of the directors of the Company in the U.S. District Court for the Western District of Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's use of improper recruiting, enrollment admission and financial aid practices and violation of the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The Company previously received a demand letter from the plaintiff which was investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company and the named director defendants filed a motion to dismiss the case on October 19, 2012. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend itself.
Buirkle APA Program Accreditation Lawsuit
In August 2009, a petition was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy Education Group, Inc. University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remandedto state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Dr. Powell-Kissinger as a defendant. The plaintiffs filed an amended petition in state court in January 2010 captioned Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The petition alleges that, prior to the plaintiffs' enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation of the American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs' career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remainder of the state court action was stayed pending the resolution of the three arbitrations.

In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the Buirkle lawsuit. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. On August 9, 2012, the Court entered joint notice of nonsuit dismissing the plaintiffs' claims under the Texas Deceptive Trade Practices Act with prejudice. In October 2012, the Company entered into settlement agreements with six of the plaintiffs, including all four plaintiffs scheduled for binding arbitration, for the payment by the Company of an immaterial amount in settlement. The remaining 13 plaintiffs will pursue their common law fraud cases in state court.
The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.
State Attorney General Investigations
In September 2012, the Company received a subpoena from the State of Colorado Attorney General's office requesting documents and detailed information for the period of January 1, 2006 through the present. The subpoena is primarily focused on the programs offered by the College of Psychology and Behavioral Sciences at the Denver, Colorado campus of Argosy University. Argosy University also received in September 2012 demand letters from an attorney representing three former students in the Doctorate of Counseling Psychology program alleging that the students were unable to find internships necessary to complete the program in Denver, Colorado and that the campus claimed that the program would lead to licensure in Colorado, among other things. The Company intends to cooperate with the Attorney General's investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General announced an investigation of the business practices of private sector post-secondary schools and that subpoenas were issued to six private sector colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries EDMC as of September 30, 2012, June 30, 2012 and September 30, 2011. The results of operations and comprehensive income (loss) for the three months ended September 30, 2012 and 2011 and the condensed statements of cash flows for the three months ended September 30, 2012 and 2011 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$152,499	$148	$6,106	$—	$158,753	$53,203	$—	$211,956
Restricted cash	42,763	—	234,613	—	277,376	—	—	277,376
Student and other receivables, net	199	(681)	261,182	—	260,700	3	—	260,703
Inventories	—	158	9,883	—	10,041	—	—	10,041
Other current assets	36,970	640	121,703	—	159,313	—	—	159,313
Total current assets	232,431	265	633,487	—	866,183	53,206	—	919,389
Property and equipment, net	66,174	7,541	552,622	—	626,337	—	—	626,337
Intercompany balances	722,172	(29,017)	(795,285)	—	(102,130)	102,130	—	—
Other long-term assets	16,219	791	40,541	—	57,551	—	—	57,551
Investment in subsidiaries	852,712	—	—	(852,712)	—	331,386	(331,386)	—
Intangible assets, net	1,914	36	327,708	—	329,658	—	—	329,658
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Total assets	$1,898,950	$(20,384)	$1,715,295	$(852,712)	$2,741,149	$486,722	$(331,386)	$2,896,485
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	48,773	3,686	539,610	—	592,069	(1)	—	592,068
Total current liabilities	60,623	3,686	539,836	—	604,145	(1)	—	604,144
Long-term debt, less current portion	1,450,418	—	165	—	1,450,583	—	—	1,450,583
Other long-term liabilities	54,993	345	189,540	—	244,878	—	—	244,878
Deferred income taxes	1,530	515	108,112	—	110,157	(104)	—	110,053
Total liabilities	1,567,564	4,546	837,653	—	2,409,763	(105)	—	2,409,658
Total shareholders’ equity (deficit)	331,386	(24,930)	877,642	(852,712)	331,386	486,827	(331,386)	486,827
Total liabilities and shareholders’ equity (deficit)	$1,898,950	$(20,384)	$1,715,295	$(852,712)	$2,741,149	$486,722	$(331,386)	$2,896,485

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(26,249)	$98	$213,960	$—	$187,809	$3,199	$—	$191,008
Restricted cash	42,931	—	224,949	—	267,880	—	—	267,880
Student and other receivables, net	4,149	153	216,284	—	220,586	(1)	—	220,585
Inventories	—	159	8,223	—	8,382	—	—	8,382
Other current assets	35,543	660	113,660	—	149,863	—	—	149,863
Total current assets	56,374	1,070	777,076	—	834,520	3,198	—	837,718
Property and equipment, net	72,279	7,846	571,672	—	651,797	—	—	651,797
Intercompany balances	1,059,102	(26,456)	(1,181,164)	—	(148,518)	148,518	—	—
Other long-term assets	15,276	—	40,724	—	56,000	1	—	56,001
Investment in subsidiaries	826,651	—	—	(826,651)	—	344,742	(344,742)	—
Intangible assets, net	2,031	39	327,959	—	330,029	—	—	330,029
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Total assets	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$123,150	$—	$226	$—	$123,376	$—	$—	$123,376
Other current liabilities	63,935	8,319	338,378	—	410,632	(3)	—	410,629
Total current liabilities	187,085	8,319	338,604	—	534,008	(3)	—	534,005
Long-term debt, less current portion	1,453,234	—	234	—	1,453,468	—	—	1,453,468
Other long-term liabilities	52,450	374	190,465	—	243,289	2	—	243,291
Deferred income taxes	1,530	515	109,826	—	111,871	(104)	—	111,767
Total liabilities	1,694,299	9,208	639,129	—	2,342,636	(105)	—	2,342,531
Total shareholders’ equity (deficit)	344,742	(26,709)	853,360	(826,651)	344,742	496,564	(344,742)	496,564
Total liabilities and shareholders’ equity (deficit)	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$409,755	$123	$5,395	$—	$415,273	$50,219	$—	$465,492
Restricted cash	53,789	—	34,282	—	88,071	—	—	88,071
Student and other receivables, net	3,800	104	229,676	—	233,580	—	—	233,580
Inventories	—	117	12,741	—	12,858	—	—	12,858
Other current assets	23,941	577	109,593	—	134,111	—	—	134,111
Total current assets	491,285	921	391,687	—	883,893	50,219	—	934,112
Property and equipment, net	68,175	8,296	600,479	—	676,950	—	—	676,950
Intercompany balances	648,992	(30,427)	(761,641)	—	(143,076)	143,076	—	—
Other long-term assets	48,614	—	(4,883)	—	43,731	2	—	43,733
Investment in subsidiaries	2,236,963	—	—	(2,236,963)	—	1,884,235	(1,884,235)	—
Intangible assets, net	2,183	48	459,111	—	461,342	—	—	461,342
Goodwill	7,328	—	2,574,671	—	2,581,999	—	—	2,581,999
Total assets	$3,503,540	$(21,162)	$3,259,424	$(2,236,963)	$4,504,839	$2,077,532	$(1,884,235)	$4,698,136
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$9,871	$—	$2,205	$—	$12,076	$—	$—	$12,076
Other current liabilities	87,725	2,954	594,470	—	685,149	(2)	—	685,147
Total current liabilities	97,596	2,954	596,675	—	697,225	(2)	—	697,223
Long-term debt, less current portion	1,465,294	—	(1,545)	—	1,463,749	—	—	1,463,749
Other long-term liabilities	55,169	444	188,412	—	244,025	—	—	244,025
Deferred income taxes	1,246	265	214,094	—	215,605	(124)	—	215,481
Total liabilities	1,619,305	3,663	997,636	—	2,620,604	(126)	—	2,620,478
Total shareholders’ equity (deficit)	1,884,235	(24,825)	2,261,788	(2,236,963)	1,884,235	2,077,658	(1,884,235)	2,077,658
Total liabilities and shareholders’ equity (deficit)	$3,503,540	$(21,162)	$3,259,424	$(2,236,963)	$4,504,839	$2,077,532	$(1,884,235)	$4,698,136

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$2,421	$607,143	$—	$609,564	$—	$—	$609,564
Costs and expenses:
Educational services	34,800	2,645	343,851	—	381,296	—	—	381,296
General and administrative	(11,578)	(3,339)	189,409	—	174,492	—	—	174,492
Depreciation and amortization	11,598	151	32,396	—	44,145	—	—	44,145
Total costs and expenses	34,820	(543)	565,656	—	599,933	—	—	599,933
Income (loss) before interest and income taxes	(34,820)	2,964	41,487	—	9,631	—	—	9,631
Interest (income) expense, net	30,859	—	599	—	31,458	(6)	—	31,452
Equity in earnings of subsidiaries	(26,317)	—	—	26,317	—	13,099	(13,099)	—
Income (loss) before income taxes	(39,362)	2,964	40,888	(26,317)	(21,827)	(13,093)	13,099	(21,821)
Income tax expense (benefit)	(26,263)	1,185	16,350	—	(8,728)	—	—	(8,728)
Net (loss) income	$(13,099)	$1,779	$24,538	$(26,317)	$(13,099)	$(13,093)	$13,099	$(13,093)

Net change in unrecognized loss on interest rate swaps, net of tax	$(414)	$—	$—	$—	$(414)	$(414)	$414	$(414)
Foreign currency translation gain	157	—	157	(157)	157	157	(157)	157
Other comprehensive (loss) income	(257)	—	157	(157)	(257)	(257)	257	(257)
Comprehensive (loss) income	$(13,356)	$1,779	$24,695	$(26,474)	$(13,356)	$(13,350)	$13,356	$(13,350)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$3,004	$679,091	$—	$682,095	$—	$—	$682,095
Costs and expenses:
Educational services	20,121	2,949	351,377	—	374,447	—	—	374,447
General and administrative	(19,214)	(369)	217,283	—	197,700	57	—	197,757
Depreciation and amortization	6,442	102	32,344	—	38,888	—	—	38,888
Total costs and expenses	7,349	2,682	601,004	—	611,035	57	—	611,092
Income (loss) before interest and income taxes	(7,349)	322	78,087	—	71,060	(57)	—	71,003
Interest (income) expense, net	26,226	—	663	—	26,889	(1)	—	26,888
Equity in earnings of subsidiaries	(47,541)	—	—	47,541	—	(27,010)	27,010	—
Income before income taxes	13,966	322	77,424	(47,541)	44,171	26,954	(27,010)	44,115
Income tax expense (benefit)	(13,044)	125	30,080	—	17,161	—	—	17,161
Net income	$27,010	$197	$47,344	$(47,541)	$27,010	$26,954	$(27,010)	$26,954

Net change in unrecognized loss on interest rate swaps, net of tax	$(7,925)	$—	$—	$—	$(7,925)	$(7,925)	$7,925	$(7,925)
Foreign currency translation gain	(1,008)	—	(1,008)	1,008	(1,008)	(1,008)	1,008	(1,008)
Other comprehensive loss	(8,933)	—	(1,008)	1,008	(8,933)	(8,933)	8,933	(8,933)
Comprehensive income	$18,077	$197	$46,336	$(46,533)	$18,077	$18,021	$(18,077)	$18,021

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(51,934)	$(2,629)	$211,136	$156,573	$4	$156,577
Cash flows from investing activities:
Expenditures for long-lived assets	(2,170)	(248)	(18,123)	(20,541)	—	(20,541)
Other investing activities	(375)	—	(827)	(1,202)	—	(1,202)
Net cash flows used in investing activities	(2,545)	(248)	(18,950)	(21,743)	—	(21,743)
Cash flows from financing activities:
Net repayments of debt and other	(114,116)	—	(69)	(114,185)	—	(114,185)
Intercompany transactions	347,343	2,927	(400,270)	(50,000)	50,000	—
Net cash flows provided by (used in) financing activities	233,227	2,927	(400,339)	(164,185)	50,000	(114,185)
Effect of exchange rate changes on cash and cash equivalents	—	—	299	299	—	299
Decrease in cash and cash equivalents	178,748	50	(207,854)	(29,056)	50,004	20,948
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$152,499	$148	$6,106	$158,753	$53,203	$211,956

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(49,467)	$(215)	$270,903	$221,221	$86	$221,307
Cash flows from investing activities
Expenditures for long-lived assets	(2,020)	(246)	(17,932)	(20,198)	—	(20,198)
Other investing activities	—	—	(6,980)	(6,980)	—	(6,980)
Net cash flows used in investing activities	(2,020)	(246)	(24,912)	(27,178)	—	(27,178)
Cash flows from financing activities
Net repayments of debt	(81,962)	—	(63)	(82,025)	—	(82,025)
Common stock repurchased and stock option exercises	—	—	—	—	(49,627)	(49,627)
Intercompany transactions	560,020	314	(609,961)	(49,627)	49,627	—
Net cash flows provided by (used in) financing activities	478,058	314	(610,024)	(131,652)	—	(131,652)
Effect of exchange rate changes on cash and cash equivalents	—	—	(209)	(209)	—	(209)
Increase (decrease) in cash and cash equivalents	426,571	(147)	(364,242)	62,182	86	62,268
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224
Ending cash and cash equivalents	$409,755	$123	$5,395	$415,273	$50,219	$465,492

14. SEGMENT REPORTING
The Company's principal business is providing post-secondary education. The Company manages its operations through four reportable segments: The Art Institutes; Argosy University; Brown Mackie Colleges; and South University. A summary of each reportable segment is detailed below.

The Art Institutes. The Art Institutes focus on applied arts in creative professions such as media arts and animation, graphic design, culinary arts, interior design, web site development, digital filmmaking and video production, fashion design and marketing and game art and design. The Art Institutes offer Associate's, Bachelor's and Master's degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully online programs through The Art Institute of Pittsburgh and blended formats, which combine campus-based and online education. At September 30, 2012, there were 51 Art Institutes campuses in 25 U.S. states and in Canada included in this reportable segment. As of October 2012, students enrolled at The Art Institutes represented approximately 54% of the Company's total enrollments.

Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy University offers Doctoral, Master's and undergraduate degrees through local campuses, fully online programs and blended formats. Argosy's academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. At September 30, 2012, there were 20 Argosy University campuses in 13 U.S. states included in this reportable segment. As of October 2012, students enrolled at Argosy University represented approximately 19% of the Company's total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate's and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor's degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as medical assisting, criminal justice, nursing, business, legal support and information technology. At September 30, 2012, there were 28 Brown Mackie College campuses in 15 U.S. states included in this reportable segment. As of October 2012, students enrolled at Brown Mackie Colleges represented approximately 13% of the Company's total enrollments.

South University. South University offers academic programs in health sciences and business disciplines, including business administration, criminal justice, nursing, information technology, psychology, pharmacy and medical assisting. South University offers Doctoral, Master's, Bachelor's and Associate's degrees through local campuses, fully online programs and blended formats. At September 30, 2012, there were 11 South University campuses in nine U.S. states included in this reportable segment. As of October 2012, students enrolled at South University represented approximately 14% of the Company's total enrollments.

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

	For the Three Months Ended September 30,
	2012	2011
Net revenues:
The Art Institutes	$380,139	$428,900
Argosy University	81,920	98,143
Brown Mackie Colleges	73,972	80,923
South University	73,533	74,129
Total EDMC	$609,564	$682,095

EBITDA excluding certain expenses:
The Art Institutes	$67,926	$110,318
Argosy University	1,193	10,234
Brown Mackie Colleges	10,595	17,583
South University	6,313	164
Corporate and other	(23,106)	(21,741)
Total EDMC	62,921	116,558

Reconciliation to consolidated (loss) income before income taxes:
Restructuring (A)	9,145	6,667
Depreciation and amortization	44,145	38,888
Net interest expense	31,452	26,888
(Loss) income before income taxes	$(21,821)	$44,115

(A) Refer to Note 7, "Accrued Liabilities" for more information on the current period charge. The prior year period includes a $5.2 million employee severance charge and a $1.5 million lease termination charge.

Assets: (B)	September 30, 2012	June 30, 2012	September 30, 2011
The Art Institutes	$1,782,747	$1,804,221	$2,997,038
Argosy University	274,711	298,037	384,504
Brown Mackie Colleges	187,153	268,694	412,624
South University	194,754	241,982	180,904
Corporate and other	457,120	226,161	723,066
Total EDMC	$2,896,485	$2,839,095	$4,698,136

(B) Excludes inter-company activity.

15. SUBSEQUENT EVENTS
In October 2012, the Company completed three sale-leaseback transactions with unrelated third parties for total proceeds of $36.9 million. The Company signed leases at these locations for periods ranging from three to 15 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks to our business:

•	U.S. Department of Education Program Integrity Regulations have negatively impacted our financial results and will likely impact future results.
As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, we believe that the U.S. Department of Education's Program Integrity Regulations have negatively impacted our business and will continue to do so in the future. These rules have required us to change certain of our business practices, incur additional costs of compliance and of developing and implementing changes in operations, and have affected student recruitment and enrollment, resulted in changes in or elimination of certain educational programs and have had other significant or material effects on our business.

With the exception of the gainful employment rule, these regulations became effecting on July 1, 2011. The gainful employment regulations were scheduled to go into effect July 1, 2012. However, on June 30, 2012 the U.S. District Court for the District of Columbia vacated the program level metrics and remanded them to the U.S. Department of Education for further action. The Court's decision is subject to appeal by the U.S. Department of Education and could be modified or reversed on appeal. Moreover, the U.S. Department of Education could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the U.S. Department of Education could issue new regulations regarding gainful employment. We cannot predict what steps the U.S. Department of Education will take in response to the Court's decision, how long those steps will take, or whether those steps will result in the U.S. Department of Education being able to enforce the gainful employment regulations or issuing new regulations.
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

As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, recent changes in the availability of PLUS program loans have negatively impacted our business, particularly with respect to The Art Institutes, and will continue to do so in the future. During fiscal 2012 we believe that the U.S. Department of Education implemented more stringent underwriting criteria for PLUS program loans. While PLUS program loans for most of fiscal 2012 remained fairly consistent with fiscal 2011, students attending, or interested in attending, our schools experienced a significant decrease in PLUS loan approvals in the fourth quarter of fiscal 2012, and we expect this trend to continue through fiscal 2013.  For example, The Art Institutes experienced a 28% and 40% decrease in the number of students using PLUS program loans to fund a portion of their education expense in the fourth quarter of fiscal 2012 and first quarter of fiscal 2013, respectively, as compared to their respective prior year periods. This change in PLUS loan availability, along with continued economic pressures and a reluctance by parents to incur additional indebtedness, is expected to result in a significant decrease in the number of students using PLUS program loans to finance their education at our Art Institute schools, which will adversely impact the number of students attending those schools in the future.  Additionally, we have extended, and will continue to extend, a greater amount of credit for those Art Institute students who are denied PLUS program loans but who still enroll in school. We also increased the maximum length of payment plans from 36 months beyond graduation to 42 months beyond graduation effective in October 2012, which combined with increased lending activity will likely result in higher bad debt expense as a percentage of net revenues in future periods. For example, our bad debt expenses as a percentage of net revenues was 8.0% during the first quarter of fiscal 2013, as compared to 5.2% during the first quarter of fiscal 2012.

•	Investigations of private sector education institutions, student concerns over incurring debt and negative media have adversely impacted each of our reporting units.
As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, although we believe that there are a number of factors that should contribute to long-term demand for post-secondary education, recently the industry as a whole has been challenged by a number of factors, including the overall negative impact of the current political and economic climate. We and other private sector post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. Furthermore, the current economic climate has impacted the ability of many prospective students to make cash payments to fund their education, and recently there has been a significant amount of negative publicity surrounding the debt that many students incur to pay for a post-secondary education. We believe that the negative publicity surrounding student indebtedness, together with the inability of students to pay cash for their education and the effect of the numerous investigations of the private sector post-secondary industry, has led to a reluctance on the part of some prospective students to enroll in our schools.

•
Declines in enrollment in fully online programs have adversely impacted the current financial results of The Art Institute of Pittsburgh, Argosy University and South University, and may impact our future results.

As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, we believe that the non-traditional students who comprise a significant portion of our online student population have been impacted more significantly by the prolonged nature of the current economic downturn.  Additionally, we believe that competition for fully online students has increased over the last several years and that, in general, interest in our programs has been adversely affected by the substantial negative media coverage of our business and industry. These external factors, as well as changes that we have made to our online academic programs, such as the shift to a non-term academic structure for our fully online programs at Argosy University and South University, have led to reduced growth and profitability.

•	Potential changes to the 90/10 Rule could impact financial results in fiscal 2013 and beyond.
As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. If these proposed changes were adopted, we would have to make material changes to our business to remain eligible to participate in Title IV programs, which could materially and adversely affect our business. In addition, reductions in state-funded student financial aid programs also could adversely impact our compliance with the 90/10 Rule, because tuition revenue derived from such programs is included in the 10% portion of the rule calculation.
Due to the impact of the foregoing factors, our net revenues and average student population declined in fiscal 2012 and in the first quarter of fiscal 2013. Our average enrolled student body decreased from 145,500 during the quarter ended September 30, 2011 to 128,700 during the quarter ended September 30, 2012, and net revenues decreased from $682.1 million to $609.6 million during the same periods. Though we anticipate these factors will continue to impact us during the remainder of fiscal 2013, recently we have experienced several encouraging demand trends for our campus-based programs that we expect will result in sequential improvement in new student growth trends in the second half of fiscal 2013 for a number of our campus-based institutions.
    Additionally, our cash flow from operations declined during the first fiscal quarter of 2013 as compared to prior reporting periods. Specifically, cash flows provided by operating activities for the three months ended September 30, 2012 were $156.6 million compared to $221.3 million in the prior year quarter. In order to address future cash needs, in October 2012 we sold two school facilities and one housing building in sale leaseback transactions for net cash proceeds of approximately $36.9 million.  These proceeds will be recorded as a cash inflow from investing activities and will enhance our unrestricted cash position in the quarter ending December 31, 2012. We are also currently exploring opportunities to complete sale leaseback transactions for the other five buildings that we own.  In addition, through purchasing efficiencies, reprioritizing certain projects and the elimination of others, we believe we will be able to reduce our planned capital spending during fiscal 2013 to between 3.0% and 3.5% of net revenues, and we expect to open only two new school locations during fiscal 2013, depending on the timing of regulatory approvals.  The trends described above also have resulted in our business becoming less predictable, which we expect to remain the case for the foreseeable future.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2012	2011
Net revenues	100.0%	100.0%
Costs and expenses:
Educational services	62.6%	55.0%
General and administrative	28.6%	28.9%
Depreciation and amortization	7.2%	5.7%
Total costs and expenses	98.4%	89.6%
Income before interest and taxes	1.6%	10.4%
Interest expense, net	5.2%	3.9%
(Loss) income before income taxes	(3.6)%	6.5%
Income tax (benefit) expense	(1.5)%	2.5%
Net (loss) income	(2.1)%	4.0%
Three Months Ended September 30, 2012 (current quarter) Compared with the Three Months Ended September 30, 2011 (prior year quarter)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.
The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. The significant majority of our net revenues comes from various government-sponsored student finance programs. The two main drivers of our net revenues are average student population and tuition rates. Our average student population is calculated based on the number of continuing students attending our schools at the beginning of a period and the number of new students entering our schools during that period.
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
Although we have not implemented any substantial tuition increases in recent years, total tuition and fees can exceed the amounts of financial aid available for students under all available government-sponsored aid, including Title IV programs. At the same time, the availability of private loans for students has declined significantly over the last several years. To address these concerns, we have increased the number of funding options available to our students and have extended the repayment period for some of the financing we make available to students to include periods of up to 42 months beyond graduation. This additional extension of credit has resulted in increases to bad debt expense and may result in higher bad debt expense as a percentage of our net revenues in future periods if students continue to utilize this funding source.

Net revenues decreased 10.6% to $609.6 million in the current quarter compared to $682.1 million in the prior year quarter due primarily to an 11.5% decrease, to 128,700 students, in average enrolled student body compared to the prior year quarter. These decreases were slightly offset by a 1.0% increase in overall revenue per student, due primarily to a greater proportion of campus-based students relative to our total student population.

Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs.
Educational services expense increased by $6.8 million, or 1.8%, to $381.3 million in the current quarter. As a percentage of net revenues, educational services expense increased by 766 basis points. During the current quarter, we recognized $8.2 million of restructuring charges, which included employee severance and lease abandonment charges, at three of our four reportable segments and corporate offices. During the prior year quarter, we incurred a $1.5 million charge as a result of terminating a housing lease at one of our schools. These restructuring and lease termination expenses contributed to an increase in educational services expense of 114 basis points as a percentage of net revenues compared to the prior year quarter. After adjusting for these expenses, educational services expense increased by 652 basis points as a percentage of net revenues in the current quarter compared to the prior year quarter.
Bad debt expense was $48.9 million, or 8.0% of net revenues, in the current quarter compared to $35.1 million, or 5.2% of net revenues, in the prior year quarter, which represented an increase of 288 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to an increase in the extension of credit to our students largely attributable to the reduced PLUS loan availability explained above under "Key Trends, Developments and Challenges." Our extension of credit to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods.
Salaries and benefits expenses increased 226 basis points as a percentage of net revenues compared to the prior year quarter. This increase was primarily due to decreases in average class size due to lower average student enrollment compared to the prior year quarter and the resulting loss of operating leverage. In addition, rent expense associated with school locations increased 109 basis points as a percentage of net revenues compared to the prior year quarter due to the loss of operating leverage. The remaining net increase of 29 basis points in the current quarter relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.
General and administrative expense was $174.5 million in the current quarter, a decrease of 11.8% from $197.8 million in the prior year quarter. As a percentage of net revenues, general and administrative expense decreased by 37 basis points compared to the prior year quarter. During the current quarter, we recognized $0.9 million of restructuring costs at three of our four reportable segments and corporate offices related to employee severance. In the prior year quarter, we incurred employee severance costs of $5.2 million at two of our reportable segments and corporate offices. These restructuring expenses contributed to a decrease of 61 basis points in the current quarter compared to the prior quarter. After adjusting for these expenses, general and administrative expense increased by 24 basis points as a percentage of net revenues in the current quarter compared to the prior year quarter.
Salaries and benefits expense, excluding marketing and admissions personnel, increased by 78 basis points due primarily to a decrease in operating leverage due to lower student enrollment quarter over quarter. Marketing and admissions costs were 23.8% of net revenues in the current quarter compared to 24.2% of net revenues in the prior year quarter, a decrease of 43 basis points. The remaining net decrease of 11 basis points in the current quarter relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $44.1 million in the current quarter compared to $38.9 million in the prior year quarter, an increase of 13.5%. During the current quarter, we recorded accelerated depreciation of $4.6 million primarily resulting from the write off of a software asset that no longer had a useful life. After adjusting for this charge, depreciation and amortization expense increased by 79 basis points in the current quarter as a percentage of net revenues primarily due to lower net revenues in the current quarter compared to the prior year quarter.

Interest expense, net
Net interest expense was $31.5 million in the current quarter, an increase of $4.6 million, or 17.0%, from the prior year quarter. The increase is due to a higher variable interest rate following the amendment to our senior secured credit facility in March 2012. Refer to Item 1, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.

Provision for income taxes
Our effective tax rate was 40.0% for the three months ended September 30, 2012 as compared to 38.9% for the same period in the prior year. The effective tax rates differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.

As discussed in Item 1, "Financial Statements," Note 11, "Income Taxes," we have evaluated the realizability of our deferred tax assets based upon the weight of all available evidence, both positive and negative, and believe it is more-likely-than-not that we will realize the benefit of our deferred tax assets and, as such, no valuation allowance is required except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data," Note 11, "Income Taxes" of the Annual Report on Form 10-K with respect to certain state deferred tax assets.

Analysis of Operating Results by Reportable Segment
Each of the Company's schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics, and our operations are organized into four corresponding reportable segments:

•	The Art Institutes

•	Argosy University

•	Brown Mackie Colleges

•	South University
Student information by segment was as follows:

	As of October
	2012	2011
Student enrollment:
The Art Institutes	71,000	80,400
Argosy University	24,800	29,000
Brown Mackie Colleges	17,800	19,900
South University	18,400	21,900
Total EDMC	132,000	151,200

	For the Three Months Ended September 30,
New students:	2012	2011
The Art Institutes	17,000	19,800
Argosy University	5,900	7,200
Brown Mackie Colleges	5,000	5,400
South University	4,900	7,700
Total EDMC	32,800	40,100

	For the Three Months Ended September 30,
Average enrolled student body:	2012	2011
The Art Institutes	66,900	75,100
Argosy University	24,600	28,800
Brown Mackie Colleges	17,400	19,800
South University	19,800	21,800
Total EDMC	128,700	145,500

EBITDA excluding certain expenses, the measure used by the chief operating decision maker to evaluate segment performance and allocate resources, is defined as net income before interest expense, net, provision for income taxes, depreciation and amortization and certain expenses. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. Refer to Item 1, “Financial Statements,” Note 14, “Segments” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income before income taxes.

Net revenues and EBITDA excluding certain expenses by segment were as follows for the three months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,
	2012	2011
Net revenues:
The Art Institutes	$380,139	$428,900
Argosy University	81,920	98,143
Brown Mackie Colleges	73,972	80,923
South University	73,533	74,129
Total EDMC	$609,564	$682,095

EBITDA excluding certain expenses: (1)
The Art Institutes	$67,926	$110,318
Argosy University	1,193	10,234
Brown Mackie Colleges	10,595	17,583
South University	6,313	164
Corporate and other (2)	(23,106)	(21,741)
Total EDMC	$62,921	$116,558

(1) EBITDA excluding certain expenses excludes restructuring and lease termination expenses detailed in Item 1 – “Financial Statements, Note 14, “Segments." Additionally, depreciation and amortization expense is excluded, which was as follows for The Art Institutes, Argosy University, Brown Mackie Colleges, South University and Corporate, respectively, for the three months ended September 30:
Fiscal 2013: $19.6 million, $4.3 million, $6.2 million, $3.2 million and $10.8 million
Fiscal 2012: $19.6 million, $4.5 million, $5.9 million, $3.0 million and $5.9 million

(2) Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity.
Three Months Ended September 30, 2012 (current quarter) Compared with the Three Months Ended September 30, 2011 (prior year quarter)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.

The Art Institutes
Net revenues decreased by $48.8 million or 11.4%, to $380.1 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 11.1%, or approximately 8,200 students. In addition, new student enrollment in the current quarter decreased by 14.6% compared to the prior year quarter to approximately 17,000 students. The decreases in average and new student enrollments were primarily the result of the factors described above under "Key Trends, Developments and Challenges."
The volume of applications for prospective students at The Art Institutes decreased on a year-over-year basis, due primarily to a decline in applications for fully online programs. Additionally, the rate at which students who completed an application and actually enrolled in one of our programs, which we refer to as our "start rate," declined for The Art Institutes compared to the prior year quarter. This decrease was primarily due to many of The Art Institutes' traditional-aged students having difficulty financing their education due to the decreased availability PLUS program loans described above under "Key Trends, Developments and Challenges."
These declines in enrollment and net revenues contributed to the $42.4 million decrease in EBITDA excluding certain expenses to $67.9 million at The Art Institutes in the current quarter compared to the prior year quarter. Operating expense decreases, which were driven by cost savings from reductions in staffing levels and lower advertising expenses, were partially offset by higher bad debt expense as a percentage of revenues, principally from the extension of credit to students enrolled at The Art Institutes due in part to the recent changes in the availability of PLUS program loans, as described above under "Key Trends, Developments and Challenges."
Argosy University
Net revenues decreased by $16.2 million, or 16.5%, to $81.9 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 14.4%, or approximately 4,200 students. In addition, new student enrollment in the current quarter compared to the prior year quarter decreased by 18.3% to approximately 5,900 students. The decreases in average and new student enrollments were primarily the result of the factors described above under "Key Trends, Developments and Challenges."

While application volume decreased in the first quarter of fiscal 2013 compared to same period in the prior year, Argosy University began to show some improving trends in application volume during the quarter. In addition, start rates increased for Argosy University in the current quarter compared to the prior year quarter.

The $16.2 million net revenue decline contributed to a $9.0 million decrease in EBITDA excluding certain expenses to $1.2 million at Argosy University in the current quarter compared to the prior year quarter. While operating expenses were higher as a percentage of net revenues compared to the prior year quarter, actual costs decreased compared to the prior year quarter, which was driven by cost savings from reductions in staffing levels and lower advertising expenses.

Brown Mackie Colleges
Net revenues decreased $7.0 million, or 8.6%, to $74.0 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 11.9%, or approximately 2,400 students. Partially offsetting the decrease in average student enrollment was a tuition rate increase of approximately 3% in the current quarter compared to the prior year quarter.
In addition, new student enrollment in the current quarter compared to the prior year quarter also decreased by 6.0% to approximately 5,000 students. The decreases in average and new student enrollments were primarily the result of the factors described above under "Key Trends, Developments and Challenges."
Application volume at Brown Mackie Colleges has continued to show improving trends over the last few quarters despite the first quarter of fiscal 2013 not quite reaching the same levels as the first quarter of fiscal 2012. Start rates also decreased slightly in the current quarter compared to the prior year quarter; however, student persistence has continued to improve over sequential quarters at Brown Mackie Colleges.
The above decreases in enrollment and net revenues resulted in the $7.0 million decrease in EBITDA excluding certain expenses to $10.6 million at Brown Mackie Colleges in the current quarter compared to the prior year quarter.

South University
Net revenues were $73.5 million in the current year quarter and $74.1 million in the prior year quarter, a decrease of $0.6 million. Average enrolled student body for the current quarter decreased by 9.1%, or approximately 2,000 students. Partially offsetting the decrease in average student enrollment was a tuition rate increase of approximately 3% in the current quarter compared to the prior year quarter.
In addition, new student enrollment in the current quarter decreased by 36.2% compared to the prior year quarter to approximately 4,900 students. The decreases in average and new student enrollments were primarily the result of fewer new students enrolling in South University's fully online programs. The decline in volume for our fully-online programs is being driven, in part, by changes we are implementing in our marketing efforts in order to more effectively attract students who we believe are more likely to apply, start and persist towards completion of their academic program.
Application volume for South University's campus-based programs increased slightly in the current quarter compared to the prior year quarter. However, we continue to see lower application volume for our fully-online programs at South University as a result of the marketing changes described above.
South University's EBITDA excluding certain expenses was $6.3 million in the current quarter compared to $0.2 million in the prior year quarter. The increase of $6.1 million in EBITDA excluding certain expenses quarter over quarter was primarily due to strategic changes initiated to our marketing efforts described above, which resulted in lower marketing and admissions expenses.

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
Operating cash flows
Cash flows provided by operating activities for the three months ended September 30, 2012 were $156.6 million compared to $221.3 million in the prior year quarter. The decrease in operating cash flow was primarily the result of reduced operating performance. Operating cash flows were also negatively impacted by the growth in student accounts receivable from continued extension of credit of students, due primarily to the impact of PLUS loans.
The extent to which we extend credit to our students has increased over the last several years due to decreases in availability of private loans for students. We expect this trend to continue in the future as a result of decreased availability of PLUS program loans as described above under "Key Trends, Developments and Challenges." We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Beginning in fiscal 2011, we extended the repayment period for some of the financing we make available to students. This financing currently includes periods of up to 42 months beyond graduation. This additional extension of credit has contributed to the increase in bad debt expense as a percentage of our net revenues to 8.0% during the three months ended September 30, 2012 compared to 5.2% for the three months ended September 30, 2011. The total amount of receivables that extend beyond twelve months approximated $17.8 million at September 30, 2011 and $41.2 million at September 30, 2012. If students continue to utilize this funding source, our bad debt expense as a percentage of net revenues will likely continue to increase and our cash flow from operations will continue to decrease, due to delayed receipts of cash from students. Because the extended payment plans are not federal student loans, these plans do not directly affect our published federal student loan cohort default rates. However, these extended credit terms may have an indirect negative impact on the federal student loan cohort default rates because our students effectively may have more total debt upon graduation.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the three months ended September 30, 2012, there were no significant changes to the start dates of academic terms in session as compared to the prior year period.
We accrued a total of $4.6 million as of September 30, 2012 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may be required to pay the amounts accrued in future periods if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.

Direct Loan Programs and Private Student Loans
We collected the substantial majority of our consolidated net revenues during fiscal 2012 from the receipt by students of Title IV financial aid program funds. On a consolidated basis, cash received from students attending our institutions from Title IV programs represented approximately 73% of our total cash receipts during fiscal 2012. These receipts include $515.8 million of stipends, or receipts by students of financing in excess of tuition and fees paid to our institutions and disbursed to students to use for living and other expenses incurred while attending school, which are not included in our consolidated net revenue. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as military aid, the percentage of revenues derived by our institutions from Title IV programs during fiscal 2012 ranged from approximately 56% to approximately 86%, with a weighted average of approximately 79%.
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
Under a non-term academic structure, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period. The student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition at the beginning of the term. However, in a non-term environment, Title IV draws are generally based on when a student takes a class, which results in higher restricted cash and advance payment balances than in a term-based environment. At September 30, 2012 and 2011, we recorded $37.0 million and $45.8 million, respectively, in restricted cash related to non-term disbursements.
Investing cash flows
Capital expenditures were $20.5 million, or 3.4% of net revenues, in the three months ended September 30, 2012, compared to $20.2 million, or 3.0% of net revenues, in the three months ended September 30, 2011. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements, which partially offset the outflows for capital expenditures. We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of September 30, 2012, we had $1,462.7 million in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility that we obtained in connection with the Transaction as well as our $375.0 million senior notes due in June 2014 (the “Senior Notes”). The senior secured credit facility currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility. Refer to Item 1 “Financial Statements," Note 8 “Short-Term and Long-Term Debt” for more information.
At September 30, 2012, we had issued an aggregate of $417.2 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement in favor of the U.S. Department of Education was $414.5 million at September 30, 2012, which equals 15% of the total Title IV aid received by students attending our institutions during fiscal 2011. In order to provide the total requisite letters of credit, we used all $200.0 million of capacity under our cash secured letter of credit facilities and $217.2 million of letter of credit capacity under the revolving credit facility. Because letters of credit outstanding under the revolving credit facility reduce the amount available for borrowing under the revolving credit facility, there was $111.1 million available under the revolving credit facility at September 30, 2012.
We borrowed $111.3 million under the revolving credit facility at June 30, 2012 in order to satisfy year-end regulatory financial ratios, which was repaid on July 2, 2012 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2012 or in the first quarter of fiscal 2013.
In June 2010, our Board of Directors adopted a stock repurchase program that currently permits us to repurchase up to $375.0 million of our common stock through December 31, 2012. Pursuant to this program, we repurchased 18.9 million shares of our common stock at a total cost of $328.6 million through September 30, 2012. No shares were purchased during the three months ended September 30, 2012.
At September 30, 2012, total indebtedness outstanding under the Senior Notes issued by our subsidiary Education Management LLC (“EM LLC”), which EDMC has guaranteed, was $375.0 million. We do not expect the guarantee will adversely affect our liquidity within the next twelve months or restrict our ability to declare dividends or incur additional indebtedness in the future.
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
See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations" of our June 30, 2012 Annual Report on Form 10-K.

Contingencies
Refer to Item 1 “Financial Statements,” Note 12 “Commitments and Contingencies."

New Accounting Standards Not Yet Adopted
None
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of September 30, 2012, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
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

For the Twelve Month Period Ended September 30, 2012
Net loss	$(1,555.7)
Interest expense, net	114.9
Income tax benefit	(39.5)
Depreciation and amortization	163.9
EBITDA	(1,316.4)
Goodwill and indefinite-lived intangible assets impairments (1)	1,746.8
Loss on extinguishment of debt (2)	9.5
Severance and relocation	18.3
Non-cash compensation (3)	13.7
Other	6.9
Adjusted EBITDA - Covenant Compliance	$478.8

(1)
As a result of current and projected enrollment trends, as well as a decline in market capitalization, we performed two impairment reviews at all of our reporting units during fiscal 2012. These impairment reviews resulted in non-cash impairment charges at all of our reporting units, totaling $1.75 billion.

(2)	In March 2012, we recorded a $9.5 million loss on extinguishment of debt in connection with the refinancing of $348.6 million of our $1.1 billion term loan.

(3)	Represents non-cash expense for stock options and restricted stock.
Our covenant requirements and actual ratios for the year ended September 30, 2012 were as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.75x	4.16x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 3.50x	2.72x
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
Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to: the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of on-ground and online students enrolled in our programs; changes in average registered credits taken by students; our ability to maintain eligibility to participate in Title IV programs; other changes in our students' ability to access federal and state financial aid, as well as private loans from third-party lenders; any difficulties we may face in opening new schools, growing our online academic programs and otherwise implementing our growth strategy; increased or unanticipated legal and regulatory costs; the results of program reviews and audits; changes in accreditation standards; the implementation of new operating procedures for our fully online programs; the implementation of program initiatives in response to, or as a result of further developments in, the litigation concerning the U.S. Department of Education's new gainful employment regulation; adjustments to our programmatic offerings to comply with the 90/10 rule;     our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs; other market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and overall condition of the industry; changes in the overall U.S. or global economy; disruptions or other changes in access to the credit and equity markets in the United States and worldwide; and the effects of war, terrorism, natural disasters or other catastrophic events.
The foregoing review of factors should not be construed as exhaustive. For a more detailed discussion of certain risk factors affecting the Company's risk profile, see, Part I, Item 1A, “Risk Factors,” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company expressly disclaims any current intention to update any forward-looking statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to our market risk since June 30, 2012. For discussion of our exposure to market risk, refer to our fiscal 2012 Annual Report on Form 10-K.

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
From time to time, the Company is involved in litigation and other legal disputes in the ordinary course of business. Refer to Part I, Item 1, "Financial Statements," Note 12, "Commitments and Contingencies" of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A, "Risk Factors" of Part I of the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.EXHIBITS INDEX

Number	Document
10.1*†	Amendment to Employment Agreement, dated as of October 2, 2012, between Education Management Corporation and Edward H. West
10.2*†	Stock Option Agreement, dated as of October 2, 2012, between Education Management Corporation and Edward H. West
10.3†
Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Education Management Corporation filed on September 12, 2012)

10.4*†	Form of Executive Stock Option Agreement
10.5*†	Form of Non-Executive Stock Option Agreement
31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Randall J. Killeen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Randall J. Killeen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/S/ RANDALL J. KILLEEN
Randall J. Killeen Vice President and Acting Chief Financial Officer
Date: November 8, 2012