Form 10-Q
period 2012-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2013-02-08
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Yes   ☐     No ☒
As of February 8, 2013, there were 124,601,524 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2012	June 30, 2012	December 31, 2011
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,042	$191,008	$299,934
Restricted cash	273,425	267,880	79,323
Total cash, cash equivalents and restricted cash	462,467	458,888	379,257
Student receivables, net of allowances of $180,337, $230,587 and $211,467	151,364	198,411	156,495
Notes, advances and other receivables	16,532	22,174	14,652
Inventories	8,968	8,382	9,430
Deferred income taxes	102,668	102,668	76,804
Prepaid income taxes	—	6,796	—
Other current assets	39,139	40,399	46,941
Total current assets	781,138	837,718	683,579
Property and equipment, net (Note 4)	562,184	651,797	663,660
Other long-term assets (Note 6)	57,585	56,001	45,717
Intangible assets, net (Note 5)	329,361	330,029	460,144
Goodwill (Note 5)	963,550	963,550	2,581,999
Total assets	$2,693,818	$2,839,095	$4,435,099
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076	$12,076
Revolving credit facility (Note 8)	—	111,300	—
Accounts payable	38,161	54,834	28,620
Accrued liabilities (Note 7)	136,613	137,348	130,512
Accrued income taxes	10,525	—	18,976
Unearned tuition	55,038	116,277	61,170
Advance payments	116,569	102,170	140,323
Total current liabilities	368,982	534,005	391,677
Long-term debt, less current portion (Note 8)	1,447,699	1,453,468	1,460,720
Deferred income taxes	99,845	111,767	215,157
Deferred rent	212,085	197,758	195,723
Other long-term liabilities	41,599	45,533	45,391
Shareholders’ equity:
Common stock, at par	1,435	1,434	1,434
Additional paid-in capital	1,785,413	1,777,732	1,770,645
Treasury stock, at cost	(328,605)	(328,605)	(296,409)
(Accumulated deficit) Retained earnings	(917,909)	(935,960)	669,862
Accumulated other comprehensive loss	(16,726)	(18,037)	(19,101)
Total shareholders’ equity	523,608	496,564	2,126,431
Total liabilities and shareholders’ equity	$2,693,818	$2,839,095	$4,435,099
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$654,895	$737,188	$1,264,459	$1,419,283
Costs and expenses:
Educational services	360,377	375,770	741,673	750,217
General and administrative	171,190	192,085	345,682	389,879
Depreciation and amortization	39,255	39,196	83,400	78,084
Total costs and expenses	570,822	607,051	1,170,755	1,218,180
Income before interest and income taxes	84,073	130,137	93,704	201,103
Interest expense, net	31,009	26,846	62,461	53,697
Income before income taxes	53,064	103,291	31,243	147,406
Income tax expense	21,920	40,164	13,192	57,325
Net income	$31,144	$63,127	$18,051	$90,081
Earnings per share: (Note 2)
Basic	$0.25	$0.50	$0.14	$0.70
Diluted	$0.25	$0.49	$0.14	$0.70
Weighted average number of shares outstanding: (Note 2)
Basic	124,560	127,193	124,519	127,833
Diluted	124,762	128,764	124,620	129,240
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$31,144	$63,127	$18,051	$90,081
Other comprehensive income (loss)
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $147, $287, $1,434 and $6,409 respectively	(249)	(480)	(2,432)	(10,865)
Reclassification adjustment for interest recognized in consolidated statement of operations, net of tax expense of $1,130, $1,346, $2,173 and $2,793 respectively	1,915	2,276	3,684	4,736
Net change in unrecognized loss on interest rate swaps, net of tax	1,666	1,796	1,252	(6,129)
Foreign currency translation gain (loss)	(98)	226	59	(782)
Other comprehensive income (loss)	1,568	2,022	1,311	(6,911)
Comprehensive income	$32,712	$65,149	$19,362	$83,170

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$18,051	$90,081
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	80,241	74,246
Amortization of intangible assets	3,159	3,838
Bad debt expense	89,768	76,458
Amortization of debt issuance costs	2,561	2,632
Share-based compensation	7,679	6,530
Non cash adjustments related to deferred rent	(7,824)	(5,398)
Changes in assets and liabilities:
Restricted cash	(5,545)	(31,810)
Receivables	(40,727)	(76,106)
Reimbursements for tenant improvements	3,891	10,705
Inventory	(583)	155
Other assets	2,939	(6,666)
Accounts payable	(15,853)	(26,522)
Accrued liabilities	2,343	29,437
Unearned tuition	(61,239)	(78,980)
Advance payments	14,316	28,404
Total adjustments	75,126	6,923
Net cash flows provided by operating activities	93,177	97,004
Cash flows from investing activities:
Expenditures for long-lived assets	(39,458)	(36,125)
Sales of long-lived assets	65,065	—
Reimbursements for tenant improvements	(3,891)	(10,705)
Net cash flows provided by (used in) investing activities	21,716	(46,830)
Cash flows from financing activities:
Payments under revolving credit facility	(111,300)	(79,000)
Issuance of common stock	3	2,270
Common stock repurchased for treasury	—	(70,378)
Principal payments on long-term debt	(5,769)	(6,054)
Net cash flows used in financing activities	(117,066)	(153,162)
Effect of exchange rate changes on cash and cash equivalents	207	(302)
Net change in cash and cash equivalents	(1,966)	(103,290)
Cash and cash equivalents, beginning of period	191,008	403,224
Cash and cash equivalents, end of period	$189,042	$299,934
Cash paid during the period for:
Interest (including swap settlement)	$60,980	$60,433
Income taxes, net of refunds	7,860	27,525
	As of December 31,
Noncash investing activities:	2012	2011
Capital expenditures in current liabilities	$13,538	$12,249

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock (b)	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190)		$2,103,944
Exercise of stock options including tax benefit	3	2,594	—	—	—		2,597
Share-based compensation	—	13,290	—	—	—		13,290
Common stock repurchased for treasury	—	—	(101,679)	—	—		(101,679)
Net loss	—	—	—	(1,515,741)	—		(1,515,741)
Other comprehensive loss	—	—	—	—	(5,847)		(5,847)
Balance at June 30, 2012	1,434	1,777,732	(328,605)	(935,960)	(18,037)	(a)	496,564
(Unaudited)
Exercise of stock options	—	3	—	—	—		3
Share-based compensation	1	7,678	—	—	—		7,679
Net income	—	—	—	18,051	—		18,051
Other comprehensive income	—	—	—	—	1,311		1,311
Balance at December 31, 2012	$1,435	$1,785,413	$(328,605)	$(917,909)	$(16,726)	(a)	$523,608

(a)
The balance in accumulated other comprehensive loss at December 31, 2012, June 30, 2012 and December 31, 2011 was comprised of $16.4 million, $17.6 million and $18.6 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $0.3 million, $0.4 million and $0.5 million of a cumulative foreign currency translation loss, respectively.

(b)
There were 600,000,000 authorized shares of par value $0.01 common stock at December 31, 2012, June 30, 2012 and December 31, 2011. There were 126,554,548 outstanding shares of common stock, net of 16,806,405 shares in treasury, at December 31, 2011. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2011	13,333,972	129,811,749
Repurchased for treasury	5,568,168	(5,568,168)
Issued for stock-based compensation plans	—	234,226
Balance at June 30, 2012	18,902,140	124,477,807
Issued for stock-based compensation plans	—	123,717
Balance at December 31, 2012	18,902,140	124,601,524

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation ("EDMC" and, together with its subsidiaries, the "Company") have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of December 31, 2012 and 2011, its statements of operations and of comprehensive income for the three and six months ended December 31, 2012 and 2011, its statements of cash flows for the six months ended December 31, 2012 and 2011 and its statement of shareholders' equity for the for the six months ended December 31, 2012. The statements of operations for the three and six months ended December 31, 2012 and 2011 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2012 and statement of shareholders' equity for the fiscal year ended June 30, 2012 have been derived from the consolidated audited balance sheet and statement of shareholders' equity included in the Annual Report on Form 10-K.
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
The acquisition of EDMC was financed by equity invested by the Sponsors and other investors, cash on hand, borrowings under a new senior secured credit facility by wholly-owned subsidiary Education Management LLC (“EM LLC”) and the issuance by EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) of $375.0 million of 8.75% senior notes due on June 1, 2014 (the "Senior Notes") and $385.0 million of 10.25% senior subordinated notes originally due in 2016 (the “Senior Subordinated Notes”). The Company repurchased all of the Senior Subordinated Notes in a series of transactions completed in fiscal 2010 and 2011. Refer to Note 8, "Short-Term and Long-Term Debt," Note 13, "Guarantor Subsidiaries Financial Information," and Note 15, "Subsequent Events" for additional information.
In October 2009, EDMC completed an initial public offering of 23.0 million shares of its common stock, $0.01 par value per share ("Common Stock"), at a per share price of $18.00 (the "Initial Public Offering"). The Sponsors did not sell any of their shares in connection with the Initial Public Offering.
In June 2010, EDMC's Board of Directors approved a stock repurchase program that permitted EDMC to purchase shares of its Common Stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs through its expiration date of December 31, 2012. From the inception of the repurchase program through December 31, 2012, EDMC repurchased approximately 18.9 million shares of Common Stock under the program for a total cost of approximately $328.6 million. The Company did not make any purchases under the program during the six month period ended December 31, 2012.

Seasonality
The Company’s quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments, and its first fiscal quarter is typically its lowest revenue recognition quarter of the fiscal year due to student vacations.
Reclassifications
Certain reclassifications of prior year data have been made to conform to the December 31, 2012 presentation. These reclassifications did not materially change any of the previously reported amounts.
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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$31,144	$63,127	$18,051	$90,081
Weighted average number of shares outstanding:
Basic	124,560	127,193	124,519	127,833
Effect of stock-based awards	202	1,571	101	1,407
Diluted	124,762	128,764	124,620	129,240
Earnings per share:
Basic	$0.25	$0.50	$0.14	$0.70
Diluted	$0.25	$0.49	$0.14	$0.70

The Company excluded time-based options to purchase approximately 9.7 million shares of common stock outstanding at December 31, 2012 from the computation of diluted EPS for the three and six months ended December 31, 2012 because the effect of applying the treasury stock method would have been anti-dilutive. The Company excluded time-based options to purchase approximately 2.5 million shares of common stock outstanding at December 31, 2011 from the computation of diluted EPS for the three-month and six-month periods ended December 31, 2011 because the effect of applying the treasury stock method would have been anti-dilutive.
In addition, and as further described in Note 3, “Share-Based Compensation,” the Company has determined that all of its outstanding performance-based stock options (approximately 2.0 million options) are contingently issuable; therefore, they were not included in the diluted EPS calculation for any period presented.
3. SHARE-BASED COMPENSATION
2012 Omnibus Long-Term Incentive Plan
Effective in September 2012, the Company adopted the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (the “2012 Omnibus Plan”), which may be used to issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. At December 31, 2012, 3,850,667 shares of Common Stock remain reserved for issuance under the 2012 Omnibus Plan.
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
Share-Based Compensation Activity
The Company recognized $4.1 million and $3.6 million of share-based compensation expense during the quarters ended December 31, 2012 and 2011, respectively. The Company recognized $7.7 million and $6.5 million of share-based compensation expense in the six months ended December 31, 2012 and 2011, respectively. Because the relevant performance conditions are not probable of being met at December 31, 2012, the Company continues to defer the recognition of any expense on its outstanding performance-based stock options.
During the six month period ended December 31, 2012, the Company granted approximately 3.0 million time-based stock options that vest 25% per year over a four year service period. The options, which have an average exercise price of $3.17 per share and a contractual life of ten years from the date of grant, are currently being amortized over the four year service period and will result in compensation expense of approximately $6.3 million in future periods.
Also during the six month period ended December 31, 2012, the Company granted approximately 2.8 million restricted stock units that vest 25% per year over a four year service period. The restricted stock units, which were granted when the Company's stock price was $3.30 per share, will result in compensation expense of approximately $7.5 million over the remaining four year period at December 31, 2012, net of expected forfeitures.
Additionally, on September 13, 2012, the Company granted options to purchase 8,254,667 shares of Common Stock under the 2012 Omnibus Plan in connection with the Option Exchange described below.
Exercises of stock options and vesting of restricted stock were not significant during the six month period ended December 31, 2012. Net of estimated forfeitures, the Company had $30.2 million of unrecognized compensation cost relating to time-based stock options, $7.9 million of unrecognized compensation cost relating to restricted stock units and $4.5 million of unrecognized compensation cost relating to performance-based stock options at December 31, 2012.
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
In connection with the Option Exchange, the Company granted approximately 6.3 million time-based and approximately 2.0 million performance-based replacement options in return for the cancellation of approximately 8.5 million time-based and approximately 3.1 million performance-based options. The Option Exchange was accounted for as a modification of the original awards. Consequently, incremental value to the option holders was calculated using a Black-Scholes-Merton pricing model by taking the value of all time-based options on September 13, 2012 using the original option award terms and comparing that to the value of the modified time-based options using the new option award terms on September 13, 2012. Because the original awards had exercise prices well in excess of the price of a share of Common Stock on the modification date, the Company used a lattice model to determine the expected life to use in the Black-Scholes-Merton model. The modification of the original awards resulted in $2.2 million of incremental compensation expense, net of expected forfeitures. The incremental compensation cost will be recognized over the remaining period of time through which the relevant option holder must remain employed by the Company in order for all of the options included in the option grant to vest, which is referred to as the "service period" of the awards, and which ranges from one year to four years.
Below is a summary of the key assumptions used in determining the incremental compensation cost associated with the time-based replacement options granted in connection with the Option Exchange:

Replacement options:
Number of options	6,300,075
Volatility	80-87%
Expected term	2.94-6.25 yrs
Fair value per option	$1.87-$2.53

Cancelled options:
Number of options	8,525,171
Volatility	78-87%
Expected term	2.25-7.67 yrs
Fair value per option	$0.78-$1.97
Long-Term Incentive Compensation Plan
In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners in connection with a change in control of EDMC. Out of a total of 1,000,000 authorized units, approximately 469,000 units were outstanding under the LTIC Plan at December 31, 2012. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan because the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing Common Stock. The total amount of unrecognized compensation cost over the vesting periods of all units, net of estimated forfeitures, is approximately $1.7 million at December 31, 2012.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	December 31, 2012	June 30, 2012	December 31, 2011
Land	$5,496	$16,712	$16,698
Buildings and improvements	25,358	74,783	71,674
Leasehold improvements	564,578	545,646	534,767
Furniture and equipment	161,013	158,464	150,690
Technology and other equipment	314,663	307,511	289,163
Software	86,284	86,810	74,589
Library books	43,319	42,706	41,086
Construction in progress	20,258	21,725	18,129
Total	1,220,969	1,254,357	1,196,796
Less accumulated depreciation	(658,785)	(602,560)	(533,136)
Property and equipment, net	$562,184	$651,797	$663,660

During the quarter ended December 31, 2012, the Company completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over initial lease terms ranging from three to 15 years. The Company classified these leases as operating and considers them normal leasebacks with no other continuing involvement. The Company recorded a net loss of $3.5 million related to these transactions during the quarter ended December 31, 2012; however, a gain of approximately $17.8 million was deferred and will be recognized over the initial terms of the new leases as a reduction to educational services expense.
Depreciation and amortization expense related to property and equipment was $37.6 million and $37.3 million, respectively, for the three months ended December 31, 2012 and 2011 and $80.2 million and $74.2 million, respectively, for the six months ended December 31, 2012 and 2011.

Depreciation and amortization expense for the three months ended December 31, 2012 and 2011 include $3.7 million and $3.6 million of amortization expense on software assets, respectively. Depreciation and amortization expense for the six months ended December 31, 2012 and 2011 include $12.2 million and $7.2 million of amortization expense on software assets, respectively. Amortization expense on software assets for the six months ended December 31, 2012 included $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life.

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
Goodwill is evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that goodwill might be impaired. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, adverse changes in recent financial forecasts or market capitalization, updated business plans and regulatory and legal developments. The Company observed declining application trends, particularly at The Art Institutes reporting unit, during the quarter ended December 31, 2012. Accordingly, management performed a sensitivity analysis of The Art Institutes' fair value using its most recently completed long range forecast. As disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies" of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, The Art Institutes' fair value exceeded its carrying value by more than 15% at June 30, 2012. As a result of the sensitivity analysis performed in the current quarter, management continues to believe that The Art Institutes' fair value exceeded its carrying value by more than 10% at December 31, 2012 and does not believe that it is more likely than not that the fair value of The Art Institutes reporting unit had decreased below its carrying value at December 31, 2012. Further, the sensitivity analysis indicated that a 100 basis point increase in the weighted average cost of capital from the weighted average cost of capital assumed in connection with the Company's June 30, 2012 valuation of The Art Institutes reporting unit would not have resulted in the carrying value of The Art Institutes exceeding its fair value at December 31, 2012. Management also considered the results of the most recently completed long range forecast for its potential impact on the Company's other reporting units' fair values and, based on those forecasts and recent application trends, determined that it did not need to perform a sensitivity analysis for the other reporting units in the current quarter. Consequently, management concluded that none of the Company's reporting units experienced any triggering event that would have required an interim goodwill impairment analysis for the quarter ended December 31, 2012.
The Company's consolidated goodwill balance did not change between June 30, 2012 and December 31, 2012. The following table reflects changes to the Company's goodwill balance during fiscal 2012 (in thousands).

	June 30, 2011	Impairment Charge	June 30, 2012
The Art Institutes	$1,984,688	$(1,123,069)	$861,619
Argosy University	219,350	(155,905)	63,445
Brown Mackie Colleges	254,561	(254,561)	—
South University	123,400	(84,914)	38,486
Total goodwill	$2,581,999	$(1,618,449)	$963,550
Intangible Assets
Indefinite-lived intangible assets are evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that goodwill might be impaired. During the quarter ended December 31, 2012, no triggering events that would have required the Company to perform an interim impairment evaluation of these assets occurred.

Intangible assets other than goodwill consisted of the following amounts (in thousands):

	December 31, 2012		June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
The Art Institutes' trade name	$218,000	$—	$218,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	95,862	—	112,179	—
Curriculum and programs	41,172	(30,392)	38,702	(28,541)	36,791	(26,120)
Student contracts, applications and relationships	39,511	(36,826)	39,511	(36,270)	39,511	(35,715)
Favorable leases and other	19,435	(17,401)	19,424	(16,659)	19,425	(15,927)
Total intangible assets	$413,980	$(84,619)	$411,499	$(81,470)	$537,906	$(77,762)
Trade names are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes.  State licenses and accreditations of the Company’s schools as well as their eligibility for Title IV program participation are periodically renewed in cycles ranging from every year to up to every 10 years depending upon government and accreditation regulations. Because the Company considers these renewal processes to be a routine aspect of the overall business, these assets are assigned indefinite lives.
Amortization of intangible assets was $1.6 million and $1.9 million for the three months ended December 31, 2012 and 2011, respectively, and $3.2 million and $3.8 million for the six months ended December 31, 2012 and 2011, respectively.
Total estimated amortization of the Company’s intangible assets for each of the fiscal years ending June 30, 2013 through 2017 and thereafter is as follows at December 31, 2012 (in thousands):

Fiscal years	Amortization Expense
2013 (remainder)	$3,219
2014	4,690
2015	4,068
2016	2,712
2017	757
Thereafter	53

6.	OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following (in thousands):

	December 31, 2012	June 30, 2012	December 31, 2011
Student receivables, net of allowances of $19,167, $14,602 and $9,435	$23,820	$20,163	$12,851
Deferred financing fees	12,513	14,768	12,879
Deferred compensation	12,140	12,164	11,041
Other	9,112	8,906	8,946
Total other long-term assets	$57,585	$56,001	$45,717

Student receivables, net of allowances, relate to the extension of credit to students for amounts due beyond one year. This extension of credit to students helps fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs, private loans and cash payments by students. Out-of-school balances are reserved for at a higher rate than in-school balances. During fiscal 2013, the Company extended the repayment period for financing made available to students from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation. The Company's long-term receivable balances were as follows (in thousands):

	December 31, 2012	June 30, 2012	December 31, 2011
In-school	$29,461	$24,354	$15,376
Out-of-school	13,526	10,411	6,910
Gross long-term student receivables	$42,987	$34,765	$22,286

The Company's total allowance for doubtful accounts and loan loss reserves, which includes amounts recorded in both short-term and long-term assets, was as follows (in thousands):

Balance June 30, 2011	$199,357
Bad debt expense	163,926
Amounts written off	(113,001)
Balance June 30, 2012	250,282
Bad debt expense	89,768
Amounts written off	(135,453)
Balance December 31, 2012	$204,597

These amounts are recorded within student receivables, net and other long-term assets on the consolidated balance sheets. When certain criteria are met, which is generally when receivables age past the due date by more than four months and internal collection measures have been taken without success, the accounts of former students are placed with an outside collection agency. Student accounts that are in collection are reserved for at higher rates than accounts for students who are in school and are written off after repeated collection attempts have been unsuccessful. During the current quarter, the Company reduced the number of days after which accounts in collection are written off. This change had no impact to the statement of operations or net student receivables as the applicable accounts were fully reserved.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	December 31, 2012	June 30, 2012	December 31, 2011
Payroll and related taxes	$36,476	$50,291	$37,286
Capital expenditures	6,789	5,624	5,996
Advertising	28,027	24,837	28,795
Interest	3,037	3,296	3,004
Benefits	15,444	14,014	12,848
Other	46,840	39,286	42,583
Total accrued liabilities	$136,613	$137,348	$130,512

During the quarter ended September 30, 2012, the Company completed a restructuring plan at several locations to improve operational efficiencies and recorded a related charge of $9.1 million in education services and general and administrative expense. The restructuring charge consisted of $7.5 million related to employee severance costs, primarily at The Art Institutes reportable segment, and a lease abandonment charge of $1.6 million at one of the Company's operations offices. At December 31, 2012, approximately $1.0 million of the severance costs remain to be paid through June 30, 2013.

8.	SHORT-TERM AND LONG-TERM DEBT
U.S. Department of Education Letters of Credit
The Company had outstanding letters of credit of $392.5 million at December 31, 2012, the largest of which is issued to the U.S. Department of Education, which requires that the Company maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. In December 2012, the Department of Education decreased the required letter of credit from $414.5 million to $348.6 million, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during the fiscal year ended June 30, 2012. Subsequent to the U.S. Department of Education's notification, the Company reduced the outstanding letter of credit to $388.1 million at December 31, 2012 and then to $348.6 million in January 2013.

During fiscal 2012, the Company entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit at any time to the U.S. Department of Education in an aggregate face amount of up to $200.0 million. The Company's obligations with respect to such letters of credit are secured by liens in favor of the lenders on certain of the Company's cash deposits, which must total at least 105% of the aggregate face amount of any outstanding letters of credit. The two facilities, one of which provides for letters of credit in an aggregate face amount of up to $50.0 million and one of which provides for letters of credit in an aggregate face amount of up to $150.0 million, currently mature on March 9, 2014 and July 8, 2014, respectively, or earlier if the existing revolving credit facility is terminated. The Company can elect to provide the letter of credit to the U.S. Department of Education using any combination of the cash secured letter of credit facilities and the revolving credit facility.
As of December 31, 2012, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company has utilized $188.1 million of letter of credit capacity under its revolving credit facility and all $200.0 million of capacity under the cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105% collateralization requirement. Any reduction in the usage of the cash secured letter of credit facilities will reduce the amount of cash that is classified as restricted cash on the consolidated balance sheet.
Short-Term Debt
There were $111.3 million of borrowings outstanding under the $328.3 million revolving credit facility at June 30, 2012. These borrowings were repaid in full on July 2, 2012. There were no borrowings outstanding under the revolving credit facility at December 31, 2012 and 2011. After adjusting for outstanding letters of credit, which decrease availability under the revolving credit facility, the Company had $135.8 million of remaining borrowing capacity under the revolving credit facility at December 31, 2012.
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
Long-Term Debt
At December 31, 2012, the term loan under the Company's senior secured credit facilities included outstanding balances of $344.0 due March 30, 2018 (the “Tranche C-3 Loan”) and $740.5 due June 1, 2016 (the “Tranche C-2 Loan”).  The Tranche C-3 Loan bears interest at a rate equal to the greater of three-month LIBOR or 1.25%, plus a margin of 7.0%, or 8.25% at December 31, 2012 and June 30, 2012.  The Tranche C-2 Loan bears interest at a rate equal to three-month LIBOR plus a margin of 4.00%, or  4.31%, 4.50% and 4.63% at December 31, 2012, June 30, 2012 and December 31, 2011, respectively.  Both Tranches may be prepaid at any time, subject with respect to the Tranche C-3 Loan to substantial penalties in connection with any prepayment prior to March 30, 2014.  The maturity for each Tranche will accelerate to March 1, 2014 in the event that the Senior Notes are not repaid in full or extended, renewed or refinanced prior to that date.  Refer to Note 15, "Subsequent Events" for additional information.
In connection with the amendments made in fiscal 2011 and 2012 to the Company's senior secured credit facilities giving rise to the current terms and structure of the term debt described above, the Company capitalized $4.3 million of third party costs as deferred financing fees within other long-term assets, of which $0.7 million was paid to an affiliate of one of the Sponsors.  Additionally, the Company capitalized a $3.6 million discount as a reduction to long-term debt.  These capitalized fees are being charged to interest expense over the life of the debt through the maturity date.  Included as part of these amendments were an increase to the covenant basket amount for capital expenditures and certain restricted payments and the ability to use cash to collateralize letters of credit.
The Company’s long-term debt consisted of the following amounts (in thousands):

	December 31, 2012	June 30, 2012	December 31, 2011
Senior secured term loan facility, due in June 2013	$—	$—	$348,621
Senior secured term loan facility, due in June 2016	740,497	744,539	748,581
Senior secured term loan facility, due in March 2018, net of discount of$3,203 and $3,508	343,954	345,545	—
Senior notes due in June 2014	375,000	375,000	375,000
Other	324	460	594
Total long-term debt	1,459,775	1,465,544	1,472,796
Less current portion	(12,076)	(12,076)	(12,076)
Total long-term debt, less current portion	$1,447,699	$1,453,468	$1,460,720

9.	DERIVATIVE INSTRUMENTS
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
The fair values of the interest rate swap liabilities were $27.3 million, $30.1 million and $29.6 million at December 31, 2012, June 30, 2012 and December 31, 2011, respectively. At December 31, 2012, approximately $1.2 million was recorded in accrued liabilities as the underlying agreement matures within one year and $26.1 million was recorded in other long-term liabilities. The balances at June 30, 2012 and December 31, 2011 were recorded in other long-term liabilities.
On March 30, 2012, the Company replaced $348.6 million of its term loan with a new $350.0 million term loan, as described in Note 8. Because the interest payable on the new term loan is based on the higher of LIBOR or 1.25% (rather than strictly the prevailing LIBOR) plus a margin of 7.0%, the $325.0 million interest rate swap does not qualify for cash flow hedge accounting treatment as of the date of this refinancing. As a result, changes in the fair value of this interest rate swap are being recorded as interest expense in the period incurred. The Company recorded a $0.4 million revaluation loss through interest expense during the six months ended December 31, 2012 related to this interest rate swap.
The refinancing of the term loan did not impact the Company's other two swap agreements for notional amounts of $312.5 million each. Consequently, at December 31, 2012, there was a cumulative unrealized loss of $16.4 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
Over the next twelve months, the Company estimates that approximately $7.7 million, net of tax, will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at December 31, 2012.
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
The following table presents the carrying amount and fair value of the interest rate swap liabilities, which are measured at fair value on a recurring basis, which is based on the framework described in Note 9 "Derivative Instruments," and the fair value of the Company's debt, which is recorded at carrying value (in thousands):

	December 31, 2012			June 30, 2012			December 31, 2011
	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2	Carrying Value	Level 1	Level 2
Recurring:
Interest rate swap liabilities	$27,252	$—	$27,252	$30,114	$—	$30,114	$29,552	$—	$29,552
Disclosure only:
Variable rate debt	1,084,451	—	883,833	1,090,084	—	980,477	1,097,202	—	1,015,077
Fixed rate debt	375,324	301,262	—	375,460	341,710	—	375,594	381,219	—
As a result of the goodwill and indefinite-lived intangible asset impairments recorded during fiscal 2012, goodwill, the trade name for The Art Institutes and the licensing, accreditation and Title IV program participation assets were measured at fair value as of June 30, 2012 on a non-recurring basis using "Level-Three" inputs. The fair value of the Company’s debt was based on each instrument’s trading value at the dates presented. The fair values of cash and cash equivalents, restricted cash, student accounts receivable, notes receivable, the revolving credit facility, accounts payable and accrued expenses approximate carrying values.

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
The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering the relative impact of all available evidence, both positive and negative, to determine whether, based upon the weight of that evidence a valuation allowance is needed. This evaluation requires the use of considerable judgment and estimates that are subject to change. Excluding deferred tax liabilities related to indefinite-lived intangible assets, which are not scheduled to reverse, the Company is in a net deferred tax asset position at December 31, 2012.
The Company incurred cumulative losses before taxes for the three year period ended June 30, 2012 due to goodwill and indefinite-lived asset impairment charges recorded in fiscal 2012 described in Note 5, "Goodwill and Intangible Assets." However, the Company had income before taxes in both fiscal 2010 and 2011, and excluding the non-deductible goodwill impairment charge incurred in fiscal 2012, the Company would have had income before taxes in fiscal 2012 and for the three year period ended June 30, 2012. Additionally, the Company has consistently generated taxable income in the past and reasonably expects to generate sufficient taxable income in the future to realize the benefit of its deferred tax assets. Therefore, the Company believes it is more-likely-than-not that it will realize the benefit of its deferred tax assets and, as such, no valuation allowance is required except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data", Note 11, "Income Taxes" of the June 30, 2012 Annual Report on Form 10-K with respect to certain state deferred tax assets.
The Company's effective tax rate was 41.3% for the three months ended December 31, 2012 and 38.9% for the three months ended December 31, 2011. The Company's effective tax rate was 42.2% for the six months ended December 31, 2012 and 38.9% for the six months ended December 31, 2011. The effective rate increased in the current year periods compared to the prior year periods due to the impact that permanent tax differences have on lower earnings compared to the prior year, as well as a higher proportion of projected earnings coming from states with higher tax rates. The effective tax rates differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.
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
On May 11, 2012, the Court ruled on the Company's motion to dismiss case for failure to state a claim upon which relief can be granted, dismissing the claims that the design of the Company's compensation plan for admissions representatives violated the incentive compensation rule and allowing common law claims and the allegations that the plan as implemented violated the rule to continue to discovery.
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
Buirkle APA Program Accreditation Lawsuit
In August 2009, a petition was filed in the District Court for Dallas County, Texas in the case of Capalbo et al. v. Argosy Education Group, Inc. University, Education Management LLC, Education Management Corporation and Marilyn Powell-Kissinger by 15 former students in the Clinical Psychology program offered by the Dallas campus of Argosy University. In September 2009, the defendants removed the case to the United States District Court for the Northern District of Texas, Dallas division. The case was remanded to state court in November 2009 by agreement after the plaintiffs amended their pleadings to specify their allegations and agreed to dismiss Dr. Powell-Kissinger as a defendant. The plaintiffs filed an amended petition in state court in January 2010 captioned Buirkle et al. v. Argosy Education Group, Inc., Education Management LLC and Education Management Corporation and included three new plaintiffs. The petition alleges that, prior to the plaintiffs' enrollment and/or while the plaintiffs were enrolled in the program, the defendants violated the Texas Deceptive Trade Practices and Consumer Protection Act and made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation of the American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs' career options. Plaintiffs seek unspecified monetary compensatory and punitive damages. In March 2010, claims filed by three of the plaintiffs who signed arbitration agreements with Argosy University were compelled to binding arbitration. The remainder of the state court action was stayed pending the resolution of the three arbitrations.
In May 2010, those three plaintiffs and a fourth former student in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a demand for arbitration. Also in May 2010, three additional former students in the Clinical Psychology program offered by the Dallas campus of Argosy University filed a new action in the District Court for Dallas County, Texas in the case of Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation alleging the same claims made in the Buirkle lawsuit. The defendants filed a motion to stay the new action pending the resolution of the arbitration proceedings. Prior to the hearing on the motion, plaintiffs filed a notice of non-suit without prejudice. On August 9, 2012, the Court entered joint notice of nonsuit dismissing the plaintiffs' claims under the Texas Deceptive Trade Practices Act with prejudice. The Company has entered into settlement agreements with 20 of the plaintiffs, including all four plaintiffs scheduled for binding arbitration, for the payment by the Company of an immaterial amount in settlement. The remaining three plaintiffs will pursue their common law fraud cases in state court.
The Company believes the claims in the lawsuits and the arbitrations to be without merit and intends to vigorously defend itself.
State Attorney General Investigations
In January 2013, The New England Institute of Art received a civil investigative demand from the Commonwealth of Massachusetts Attorney General requesting information for the period from January 1, 2010 to the present pursuant to an investigation of practices by the school in connection with marketing and advertising job placement and student outcomes, the recruitment of students and the financing of education. The Company previously responded to a similar request that The New England Institute of Art received in June 2007 and intend to cooperate with the Attorney General in connection with their investigations.
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
In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company's only school located in New York though the subpoena also addresses fully-online students who reside in the State. The subpoena is primarily related to the Company's compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York's False Claims Act though the state has not announced an intention to intervene in the matter. The Company intends to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
13. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
On June 1, 2006, in connection with the Transaction, EM LLC and Education Management Finance Corp. issued the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school, or has been formed for such purposes, and subsidiaries that have no material assets (collectively, the “Guarantor Subsidiaries”). All other subsidiaries of EM LLC, either direct or indirect, do not guarantee the Senior Notes (the “Non-Guarantor Subsidiaries”).
In November 2009, the Company guaranteed the indebtedness of EM LLC and Education Management Finance Corp. (a wholly owned subsidiary of EM LLC) under the Senior Notes.
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of December 31, 2012, June 30, 2012 and December 31, 2011. The results of operations and comprehensive income (loss) for the three and six months ended December 31, 2012 and 2011 and the condensed statements of cash flows for the six months ended December 31, 2012 and 2011 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$183,968	$180	$3,679	$—	$187,827	$1,215	$—	$189,042
Restricted cash	41,370	—	232,055	—	273,425	—	—	273,425
Student and other receivables, net	—	142	167,754	—	167,896	—	—	167,896
Inventories	—	159	8,809	—	8,968	—	—	8,968
Other current assets	37,350	556	103,901	—	141,807	—	—	141,807
Total current assets	262,688	1,037	516,198	—	779,923	1,215	—	781,138
Property and equipment, net	65,231	7,454	489,499	—	562,184	—	—	562,184
Inter-company balances	687,013	(29,674)	(815,535)	—	(158,196)	158,196	—	—
Other long-term assets	15,043	—	42,542	—	57,585	—	—	57,585
Investment in subsidiaries	911,317	—	—	(911,317)	—	364,090	(364,090)	—
Intangible assets, net	1,801	34	327,526	—	329,361	—	—	329,361
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Total assets	$1,950,421	$(21,149)	$1,516,452	$(911,317)	$2,534,407	$523,501	$(364,090)	$2,693,818
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	75,752	3,580	277,577	—	356,909	(3)	—	356,906
Total current liabilities	87,602	3,580	277,803	—	368,985	(3)	—	368,982
Long-term debt, less current portion	1,447,601	—	98	—	1,447,699	—	—	1,447,699
Other long-term liabilities	49,598	316	203,770	—	253,684	—	—	253,684
Deferred income taxes	1,530	515	97,904	—	99,949	(104)	—	99,845
Total liabilities	1,586,331	4,411	579,575	—	2,170,317	(107)	—	2,170,210
Total shareholders’ equity (deficit)	364,090	(25,560)	936,877	(911,317)	364,090	523,608	(364,090)	523,608
Total liabilities and shareholders’ equity (deficit)	$1,950,421	$(21,149)	$1,516,452	$(911,317)	$2,534,407	$523,501	$(364,090)	$2,693,818

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(26,249)	$98	$213,960	$—	$187,809	$3,199	$—	$191,008
Restricted cash	42,931	—	224,949	—	267,880	—	—	267,880
Student and other receivables, net	4,149	153	216,284	—	220,586	(1)	—	220,585
Inventories	—	159	8,223	—	8,382	—	—	8,382
Other current assets	35,543	660	113,660	—	149,863	—	—	149,863
Total current assets	56,374	1,070	777,076	—	834,520	3,198	—	837,718
Property and equipment, net	72,279	7,846	571,672	—	651,797	—	—	651,797
Inter-company balances	1,059,102	(26,456)	(1,181,164)	—	(148,518)	148,518	—	—
Other long-term assets	15,276	—	40,724	—	56,000	1	—	56,001
Investment in subsidiaries	826,651	—	—	(826,651)	—	344,742	(344,742)	—
Intangible assets, net	2,031	39	327,959	—	330,029	—	—	330,029
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Total assets	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$123,150	$—	$226	$—	$123,376	$—	$—	$123,376
Other current liabilities	63,935	8,319	338,378	—	410,632	(3)	—	410,629
Total current liabilities	187,085	8,319	338,604	—	534,008	(3)	—	534,005
Long-term debt, less current portion	1,453,234	—	234	—	1,453,468	—	—	1,453,468
Other long-term liabilities	52,450	374	190,465	—	243,289	2	—	243,291
Deferred income taxes	1,530	515	109,826	—	111,871	(104)	—	111,767
Total liabilities	1,694,299	9,208	639,129	—	2,342,636	(105)	—	2,342,531
Total shareholders’ equity (deficit)	344,742	(26,709)	853,360	(826,651)	344,742	496,564	(344,742)	496,564
Total liabilities and shareholders’ equity (deficit)	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$234,008	$223	$12,928	$—	$247,159	$52,775	$—	$299,934
Restricted cash	56,169	—	23,154	—	79,323	—	—	79,323
Student and other receivables, net	3,908	132	167,107	—	171,147	—	—	171,147
Inventories	—	109	9,321	—	9,430	—	—	9,430
Other current assets	31,047	541	92,157	—	123,745	—	—	123,745
Total current assets	325,132	1,005	304,667	—	630,804	52,775	—	683,579
Property and equipment, net	65,775	8,214	589,671	—	663,660	—	—	663,660
Inter-company balances	805,780	(31,832)	(898,039)	—	(124,091)	124,091	—	—
Other long-term assets	48,332	—	(2,614)	—	45,718	(1)	—	45,717
Investment in subsidiaries	2,321,140	—	—	(2,321,140)	—	1,949,439	(1,949,439)	—
Intangible assets, net	2,067	45	458,032	—	460,144	—	—	460,144
Goodwill	7,328	—	2,574,671	—	2,581,999	—	—	2,581,999
Total assets	$3,575,554	$(22,568)	$3,026,388	$(2,321,140)	$4,258,234	$2,126,304	$(1,949,439)	$4,435,099
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	100,056	1,963	277,585	—	379,604	(3)	—	379,601
Total current liabilities	111,906	1,963	277,811	—	391,680	(3)	—	391,677
Long-term debt, less current portion	1,460,352	—	368	—	1,460,720	—	—	1,460,720
Other long-term liabilities	52,611	411	188,092	—	241,114	—	—	241,114
Deferred income taxes	1,246	265	213,770	—	215,281	(124)	—	215,157
Total liabilities	1,626,115	2,639	680,041	—	2,308,795	(127)	—	2,308,668
Total shareholders’ equity (deficit)	1,949,439	(25,207)	2,346,347	(2,321,140)	1,949,439	2,126,431	(1,949,439)	2,126,431
Total liabilities and shareholders’ equity (deficit)	$3,575,554	$(22,568)	$3,026,388	$(2,321,140)	$4,258,234	$2,126,304	$(1,949,439)	$4,435,099

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,738	$653,157	$—	$654,895	$—	$—	$654,895
Costs and expenses:
Educational services	29,515	2,645	328,218	—	360,378	(1)	—	360,377
General and administrative	(19,799)	(85)	191,074	—	171,190	—	—	171,190
Depreciation and amortization	7,281	152	31,822	—	39,255	—	—	39,255
Total costs and expenses	16,997	2,712	551,114	—	570,823	(1)	—	570,822
Income (loss) before interest and income taxes	(16,997)	(974)	102,043	—	84,072	1	—	84,073
Interest expense (income), net	30,416	—	600	—	31,016	(7)	—	31,009
Equity in earnings of subsidiaries	57,038	—	—	(57,038)	—	31,136	(31,136)	—
Income (loss) before income taxes	9,625	(974)	101,443	(57,038)	53,056	31,144	(31,136)	53,064
Income tax expense (benefit)	(21,511)	(344)	43,775	—	21,920	—	—	21,920
Net income (loss)	$31,136	$(630)	$57,668	$(57,038)	$31,136	$31,144	$(31,136)	$31,144

Net change in unrecognized loss on interest rate swaps, net of tax	$1,666	$—	$—	$—	$1,666	$1,666	$(1,666)	$1,666
Foreign currency translation loss	(98)	—	(98)	98	(98)	(98)	98	(98)
Other comprehensive income (loss)	1,568	—	(98)	98	1,568	1,568	(1,568)	1,568
Comprehensive income (loss)	$32,704	$(630)	$57,570	$(56,940)	$32,704	$32,712	$(32,704)	$32,712

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,672	$735,516	$—	$737,188	$—	$—	$737,188
Costs and expenses:
Educational services	22,456	2,335	350,961	—	375,752	18	—	375,770
General and administrative	(20,855)	(157)	213,058	—	192,046	39	—	192,085
Depreciation and amortization	6,522	119	32,555	—	39,196	—	—	39,196
Total costs and expenses	8,123	2,297	596,574	—	606,994	57	—	607,051
Income (loss) before interest and income taxes	(8,123)	(625)	138,942	—	130,194	(57)	—	130,137
Interest expense (income), net	26,221	—	627	—	26,848	(2)	—	26,846
Equity in earnings of subsidiaries	84,177	—	—	(84,177)	—	63,182	(63,182)	—
Income (loss) before income taxes	49,833	(625)	138,315	(84,177)	103,346	63,127	(63,182)	103,291
Income tax expense (benefit)	(13,349)	(243)	53,756	—	40,164	—	—	40,164
Net income (loss)	$63,182	$(382)	$84,559	$(84,177)	$63,182	$63,127	$(63,182)	$63,127

Net change in unrecognized loss on interest rate swaps, net of tax	$1,796	$—	$—	$—	$1,796	$1,796	$(1,796)	$1,796
Foreign currency translation gain	226	—	226	(226)	226	226	(226)	226
Other comprehensive income	2,022	—	226	(226)	2,022	2,022	(2,022)	2,022
Comprehensive income (loss)	$65,204	$(382)	$84,785	$(84,403)	$65,204	$65,149	$(65,204)	$65,149

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$4,159	$1,260,300	$—	$1,264,459	$—	$—	$1,264,459
Costs and expenses:
Educational services	64,315	5,290	672,069	—	741,674	(1)	—	741,673
General and administrative	(31,377)	(3,424)	380,483	—	345,682	—	—	345,682
Depreciation and amortization	18,879	303	64,218	—	83,400	—	—	83,400
Total costs and expenses	51,817	2,169	1,116,770	—	1,170,756	(1)	—	1,170,755
Income (loss) before interest and income taxes	(51,817)	1,990	143,530	—	93,703	1	—	93,704
Interest expense (income), net	61,275	—	1,199	—	62,474	(13)	—	62,461
Equity in earnings of subsidiaries	83,355	—	—	(83,355)	—	18,037	(18,037)	—
Income (loss) before income taxes	(29,737)	1,990	142,331	(83,355)	31,229	18,051	(18,037)	31,243
Income tax expense (benefit)	(47,774)	841	60,125	—	13,192	—	—	13,192
Net income	$18,037	$1,149	$82,206	$(83,355)	$18,037	$18,051	$(18,037)	$18,051

Net change in unrecognized loss on interest rate swaps, net of tax	$1,252	$—	$—	$—	$1,252	$1,252	$(1,252)	$1,252
Foreign currency translation gain	59	—	59	(59)	59	59	(59)	59
Other comprehensive income	1,311	—	59	(59)	1,311	1,311	(1,311)	1,311
Comprehensive income	$19,348	$1,149	$82,265	$(83,414)	$19,348	$19,362	$(19,348)	$19,362

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$4,676	$1,414,607	$—	$1,419,283	$—	$—	$1,419,283
Costs and expenses:
Educational services	42,577	5,284	702,375	—	750,236	(19)		750,217
General and administrative	(40,069)	(526)	430,341	—	389,746	133	—	389,879
Depreciation and amortization	12,964	221	64,899	—	78,084	—	—	78,084
Total costs and expenses	15,472	4,979	1,197,615	—	1,218,066	114	—	1,218,180
Income (loss) before interest and income taxes	(15,472)	(303)	216,992	—	201,217	(114)	—	201,103
Interest expense (income), net	52,447	—	1,253	—	53,700	(3)		53,697
Equity in earnings of subsidiaries	131,718	—	—	(131,718)	—	90,192	(90,192)	—
Income (loss) before income taxes	63,799	(303)	215,739	(131,718)	147,517	90,081	(90,192)	147,406
Income tax expense (benefit)	(26,393)	(118)	83,836	—	57,325	—	—	57,325
Net income (loss)	$90,192	$(185)	$131,903	$(131,718)	$90,192	$90,081	$(90,192)	$90,081

Net change in unrecognized loss on interest rate swaps, net of tax	$(6,129)	$—	$—	$—	$(6,129)	$(6,129)	$6,129	$(6,129)
Foreign currency translation loss	(782)	—	(782)	782	(782)	(782)	782	(782)
Other comprehensive loss	(6,911)	—	(782)	782	(6,911)	(6,911)	6,911	(6,911)
Comprehensive income (loss)	$83,281	$(185)	$131,121	$(130,936)	$83,281	$83,170	$(83,281)	$83,170

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(46,583)	$(3,191)	$142,935	$93,161	$16	$93,177
Cash flows from investing activities:
Expenditures for long-lived assets	(4,578)	(524)	(34,356)	(39,458)	—	(39,458)
Sales of long-lived assets	—	—	65,065	65,065		65,065
Other investing activities	(375)	—	(3,516)	(3,891)	—	(3,891)
Net cash flows provided by (used in) investing activities	(4,953)	(524)	27,193	21,716	—	21,716
Cash flows from financing activities:
Net repayments of debt and other	(116,930)	—	(136)	(117,066)		(117,066)
Inter-company transactions	378,683	3,797	(380,480)	2,000	(2,000)	—
Net cash flows provided by (used in) financing activities	261,753	3,797	(380,616)	(115,066)	(2,000)	(117,066)
Effect of exchange rate changes on cash and cash equivalents	—	—	207	207	—	207
Increase (decrease) in cash and cash equivalents	210,217	82	(210,281)	18	(1,984)	(1,966)
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$183,968	$180	$3,679	$187,827	$1,215	$189,042

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$21,841	$(1,486)	$74,007	$94,362	$2,642	$97,004
Cash flows from investing activities
Expenditures for long-lived assets	(3,555)	(444)	(32,126)	(36,125)	—	(36,125)
Other investing activities	—	—	(10,705)	(10,705)	—	(10,705)
Net cash flows used in investing activities	(3,555)	(444)	(42,831)	(46,830)	—	(46,830)
Cash flows from financing activities
Net repayments of debt	(84,925)	—	(129)	(85,054)	—	(85,054)
Common stock repurchased and stock option exercises	—	—	—	—	(68,108)	(68,108)
Inter-company transactions	317,463	1,883	(387,454)	(68,108)	68,108	—
Net cash flows provided by (used in) financing activities	232,538	1,883	(387,583)	(153,162)	—	(153,162)
Effect of exchange rate changes on cash and cash equivalents	—	—	(302)	(302)	—	(302)
Increase (decrease) in cash and cash equivalents	250,824	(47)	(356,709)	(105,932)	2,642	(103,290)
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224
Ending cash and cash equivalents	$234,008	$223	$12,928	$247,159	$52,775	$299,934

14. SEGMENT REPORTING
The Company's principal business is providing post-secondary education. The Company manages its operations through four operating segments, which through March 31, 2012 were aggregated into one reportable segment, as all criteria for aggregation under applicable accounting rules were met. As of June 30, 2012, the Company began to report results for each of its four operating segments because the Company can no longer demonstrate margin convergence with respect to its operating segments with relative certainty over a reasonable period of time. The Company's four reportable segments are: The Art Institutes; Argosy University; Brown Mackie Colleges; and South University. A summary of each reportable segment is detailed below.
The Art Institutes. The Art Institutes focus on applied arts in creative professions such as media arts and animation, graphic design, culinary arts, interior design, web site development, digital filmmaking and video production, fashion design and marketing and game art and design. The Art Institutes offer Associate's, Bachelor's and Master's degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully-online programs through The Art Institute of Pittsburgh and blended formats, which combine campus-based and online education. At December 31, 2012, there were 51 Art Institutes campuses in 25 U.S. states and in Canada included in this reportable segment. As of January 2013, The Art Institutes represented approximately 53% of the Company's total starting student enrollment.
Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy University offers Doctoral, Master's and undergraduate degrees through local campuses, fully-online programs and blended formats. Argosy's academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. At December 31, 2012, there were 20 Argosy University campuses in 13 U.S. states included in this reportable segment. As of January 2013, Argosy University represented approximately 19% of the Company's total starting student enrollment. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.
Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate's and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor's degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as medical assisting, criminal justice, nursing, business, legal support and information technology. At December 31, 2012, there were 28 Brown Mackie College campuses in 15 U.S. states included in this reportable segment. As of January 2013, Brown Mackie Colleges represented approximately 14% of the Company's total starting student enrollment.
South University. South University offers academic programs in health sciences and business disciplines, including business administration, criminal justice, nursing, information technology, psychology, pharmacy and medical assisting. South University offers Doctoral, Master's, Bachelor's and Associate's degrees through local campuses, fully-online programs and blended formats. At December 31, 2012, there were 11 South University campuses in nine U.S. states included in this reportable segment. As of January 2013, South University represented approximately 14% of the Company's total starting student enrollment.
EBITDA excluding certain expenses is the measure used by the chief operating decision maker to evaluate segment performance and allocate resources. It is defined as net income before net interest expense, income taxes, depreciation and amortization and certain expenses presented below. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity. A reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income before income taxes along with other summary financial information by reportable segment is presented below (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues:
The Art Institutes	$411,533	$469,603	$791,672	$898,503
Argosy University	92,312	106,070	174,232	204,213
Brown Mackie Colleges	78,274	81,745	152,246	162,668
South University	72,776	79,770	146,309	153,899
Total EDMC	$654,895	$737,188	$1,264,459	$1,419,283

EBITDA excluding certain expenses:
The Art Institutes	$112,263	$151,759	$180,189	$262,038
Argosy University	15,797	21,144	16,990	31,380
Brown Mackie Colleges	9,766	18,629	20,361	36,212
South University	8,946	3,136	15,259	3,300
Corporate and other	(23,444)	(25,335)	(46,550)	(47,076)
Total EDMC	123,328	169,333	186,249	285,854

Reconciliation to consolidated income before income taxes:
Restructuring (A)	—	—	9,145	6,667
Depreciation and amortization	39,255	39,196	83,400	78,084
Net interest expense	31,009	26,846	62,461	53,697
Income before income taxes	$53,064	$103,291	$31,243	$147,406

(A) Refer to Note 7, "Accrued Liabilities" for more information on the current period charge. The prior year six-month period includes a $5.2 million employee severance charge and a $1.5 million lease termination charge.

Assets: (B)	December 31, 2012	June 30, 2012	December 31, 2011
The Art Institutes	$1,748,715	$1,824,383	$2,953,018
Argosy University	242,546	308,286	387,108
Brown Mackie Colleges	190,915	268,694	403,997
South University	202,341	272,729	252,111
Corporate and other	309,301	165,003	438,865
Total EDMC	$2,693,818	$2,839,095	$4,435,099

(B) Excludes inter-company activity.

15. SUBSEQUENT EVENTS

On February 1, 2013, EM LLC and Education Management Finance Corp. reached an agreement with holders of the majority of their $375 million of Senior Notes due 2014 to proceed with a transaction that, if successful, will reduce the Company's unsecured debt by as much as $175 million and extend its maturity to 2018.

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
With the exception of the gainful employment rule, these regulations became effective on July 1, 2011. The gainful employment regulations were scheduled to go into effect on July 1, 2012. However, on June 30, 2012 the U.S. District Court for the District of Columbia vacated the program level metrics and remanded them to the U.S. Department of Education for further action. The Court's decision is subject to appeal by the U.S. Department of Education and could be modified or reversed on appeal. Moreover, the U.S. Department of Education could take further action to address the Court's concerns regarding the regulations and obtain approval to enforce the regulations, or the U.S. Department of Education could issue new regulations regarding gainful employment. We cannot predict what steps the U.S. Department of Education will take in response to the Court's decision, how long those steps will take, or whether those steps will result in the U.S. Department of Education being able to enforce the gainful employment regulations or issuing new regulations.
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

As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, recent changes in the availability of PLUS program loans have negatively impacted our business, particularly with respect to The Art Institutes, and will continue to do so in the future. During fiscal 2012 we believe that the U.S. Department of Education implemented more stringent underwriting criteria for PLUS program loans. While PLUS program loans for most of fiscal 2012 remained fairly consistent with fiscal 2011, students attending, or interested in attending, our schools experienced a significant decrease in PLUS loan approvals in the fourth quarter of fiscal 2012, and we expect this trend to continue through fiscal 2013.  For example, The Art Institutes experienced a 28% and 42% decrease in the number of students using PLUS program loans to fund a portion of their education expense in the fourth quarter of fiscal 2012 and first six months of fiscal 2013, respectively, as compared to their respective prior year periods. Recently, we have taken a number of actions to address this issue, including among other measures, expanding our scholarship programs at The Art Institutes and extending greater amounts of credit to those Art Institute students who are denied PLUS program loans but who still enroll in school. Nevertheless, this change in PLUS loan availability, along with continued economic pressures and a reluctance by parents to incur additional indebtedness, is expected to result in a significant decrease in the number of students using PLUS program loans to finance their education at our Art Institute schools, which will adversely impact the number of students attending those schools in the future.  We also increased the maximum length of payment plans from 36 months beyond graduation to 42 months beyond graduation effective in October 2012, which combined with increased lending activity will likely result in higher bad debt expense as a percentage of net revenues in future periods. For example, our bad debt expenses as a percentage of net revenues was 7.1% during the first six months of fiscal 2013, as compared to 5.4% during the first six months of fiscal 2012.

•	Investigations of private sector education institutions, student concerns over incurring debt in the current economic climate and negative media have adversely impacted each of our reporting units.

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

•
Declines in enrollment in fully-online programs have adversely impacted the current financial results of The Art Institute of Pittsburgh, Argosy University and South University, and may impact our future results.

As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, we believe that the non-traditional students who comprise a significant portion of our online student population have been impacted more significantly by the prolonged nature of the current economic downturn.  Additionally, we believe that competition for fully-online students has increased over the last several years and that, in general, interest in our programs has been adversely affected by the substantial negative media coverage of our business and industry. These external factors, as well as changes that we have made to our online academic programs, such as the shift to a non-term academic structure for our fully-online programs at Argosy University and South University and changes within our marketing efforts at South University, have impacted the performance of fully-online offerings.

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
Due to the impact of the foregoing factors, our net revenues and average student population declined in fiscal 2012 and in the first six months of fiscal 2013. Our average enrolled student body decreased from 148,100 during the six months ended December 31, 2011 to 130,100 during the six months ended December 31, 2012, and net revenues decreased from $1,419.3 million to $1,264.5 million during the same periods. Although we anticipate these factors will continue to impact us during the remainder of fiscal 2013, we are seeing encouraging demand trends as well as improved retention across our colleges and universities.
    The trends described above also have resulted in our business becoming less predictable, which we expect to remain the case for the foreseeable future.
Additionally, our cash flows from operations have declined recently as compared to prior reporting periods. In order to address future cash needs, during the second quarter of fiscal 2013 we completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million.  These proceeds were recorded as a cash inflow from investing activities in the six months ended December 31, 2012 and enhanced our unrestricted cash position at December 31, 2012.  In addition, through purchasing efficiencies, reprioritizing certain projects and the elimination of others, we believe that our fiscal 2013 capital spending will be between 3.0% and 3.5% of net revenues. We have opened one school location during fiscal 2013 and expect to open one additional school location in fiscal 2013, depending on the timing of regulatory approvals.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	55.0%	51.1%	58.7%	53.0%
General and administrative	26.1%	26.0%	27.3%	27.4%
Depreciation and amortization	6.0%	5.3%	6.6%	5.5%
Total costs and expenses	87.1%	82.4%	92.6%	85.9%
Income before interest and taxes	12.9%	17.6%	7.4%	14.1%
Interest expense, net	4.8%	3.6%	5.0%	3.8%
Income before income taxes	8.1%	14.0%	2.4%	10.3%
Income tax expense	3.3%	5.4%	1.0%	4.0%
Net income	4.8%	8.6%	1.4%	6.3%
Three Months Ended December 31, 2012 (current quarter) Compared with the Three Months Ended December 31, 2011 (prior year quarter)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.
The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. The significant majority of our net revenues comes from various government-sponsored student finance programs. The two main drivers of our net revenues are average enrolled student body and tuition rates.
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
Net revenues decreased 11.2% to $654.9 million in the current quarter compared to $737.2 million in the prior year quarter due primarily to a 12.7% decrease, to 131,500 students, in average enrolled student body compared to the prior year quarter. In addition, new student enrollment in the December 31, 2012 quarter decreased by 21.9% compared to the prior year quarter, to approximately 24,000 students. This reduction was primarily due to declines in new student enrollment in fully-online programs, which represented approximately 80% of the total year-over-year decline in new student enrollment. These decreases were partially offset by tuition increases of approximately 1%.

Educational services expense

Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs. Educational services expense decreased by $15.4 million, or 4.1%, to $360.4 million in the current quarter. As a percentage of net revenues, educational services expense increased by 405 basis points, primarily due to decreases in average class size due to lower average student enrollment compared to the prior year quarter and the resulting loss of operating leverage on costs such as rent expense and salaries and benefits, which increased 125 basis points and 96 basis points, respectively, compared to the prior year quarter. Included in the salaries and benefits change was an increase of 53 basis points related to instructional salaries and expenses.
We also completed five sale-leaseback transactions during the current quarter with unrelated third parties that resulted in recognizing a net loss of $3.5 million, which represented an increase in educational services expense of 53 basis points as a percentage of net revenues compared to the prior year quarter. In addition, bad debt expense was $40.8 million, or 6.2% of net revenues, in the current quarter compared to $41.3 million, or 5.6% of net revenues, in the prior year quarter, an increase of 63 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to an increase in the extension of credit to our students largely attributable to the reduced PLUS loan availability explained above under "Key Trends, Developments and Challenges." Our extension of credit to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods.
Cost of retail sales also increased by 46 basis points compared to the prior year quarter primarily due to the Brown Mackie Colleges segment converting to iPads, which includes electronic books, and the resulting decrease in margins. The remaining net increase of 22 basis points in the current quarter relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students.
General and administrative expense was $171.2 million in the current quarter, a decrease of 10.9% from $192.1 million in the prior year quarter. As a percentage of net revenues, general and administrative expense increased by eight basis points compared to the prior year quarter.
Consulting and related costs increased by 50 basis points compared to the prior year quarter, which was offset by a 49 basis point decrease in marketing and admissions costs, which were 21.3% of net revenues in the current quarter and 21.8% of net revenues in the prior year quarter. The remaining net increase of seven basis points as a percentage of net revenues in the current quarter relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $39.3 million in the current quarter compared to $39.2 million in the prior year quarter, an increase of 0.2%. Depreciation and amortization expense increased by 68 basis points in the current quarter as a percentage of net revenues primarily due to lower net revenues in the current quarter compared to the prior year quarter.
Interest expense, net
Net interest expense was $31.0 million in the current quarter, an increase of $4.2 million, or 15.5%, from the prior year quarter. The increase was due to a higher variable interest rate following the amendment to our senior secured credit facility in March 2012. Refer to Item 1, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.
Provision for income taxes
Our effective tax rate was 41.3% for the three months ended December 31, 2012 as compared to 38.9% for the same period in the prior year. The effective rate increased in the current quarter compared to the prior year quarter due to the impact that permanent tax differences have on lower earnings compared to the prior year, as well as a higher proportion of projected earnings coming from states with higher tax rates. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.
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
Six Months Ended December 31, 2012 (current period) Compared with the Six Months Ended December 31, 2011 (prior year period)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
Net revenues decreased 10.9% to $1,264.5 million in the current period compared to $1,419.3 million in the prior year period due primarily to a 12.1% decrease, to 130,100 students, in average enrolled student body compared to the prior year period. In addition, new student enrollment in the December 31, 2012 year to date period decreased by 19.8% compared to the prior year period, to approximately 56,800 students, which was primarily due to declines in new student enrollment in fully-online programs. These decreases were partially offset by tuition increases of approximately 1%.
Educational services expense
Educational services expense decreased by $8.5 million, or 1.1%, to $741.7 million in the current period. As a percentage of net revenues, educational services expense increased by 580 basis points. During the first quarter of fiscal 2013, we completed a restructuring plan at several locations to improve operational efficiencies, in connection with which we recognized $8.2 million of restructuring charges constituting educational services expense, which included employee severance and lease abandonment charges, at three of our four reportable segments and corporate offices. During the prior year six month period, we incurred a $1.5 million charge as a result of terminating a housing lease at one of our schools. As a result of these restructuring charges, educational services expense during the current six month period was 55 basis points higher as a percentage of net revenues compared to the prior year period. After adjusting for these expenses, educational services expense increased by 525 basis points as a percentage of net revenues in the current six month period compared to the prior year six month period.
Bad debt expense was $89.8 million, or 7.1% of net revenues, in the current period compared to $76.5 million, or 5.4% of net revenues, in the prior year period, which represented an increase of 171 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to an increase in the extension of credit to our students largely attributable to the reduced PLUS loan availability explained above under "Key Trends, Developments and Challenges." Our extension of credit to students may continue to result in higher bad debt expense as a percentage of net revenues in future periods.
Salaries and benefits expenses increased 159 basis points as a percentage of net revenues and rent expense associated with school locations increased 117 basis points as a percentage of net revenues compared to the prior year period due primarily to decreases in average class size due to lower average student enrollment and the resulting loss of operating leverage. During the current quarter, we completed five sale-leaseback transactions with unrelated third parties that resulted in recognizing a net loss of $3.5 million, which represented an increase in educational services expense of 28 basis points as a percentage of net revenues compared to the prior year six month period. The remaining net increase of 50 basis points in the current period relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense was $345.7 million in the current period, a decrease of 11.3% from $389.9 million in the prior year period. As a percentage of net revenues, general and administrative expense decreased by 13 basis points compared to the prior year period. In connection with the restructuring plan described above, we recognized $0.9 million of costs constituting general and administrative expense related to employee severance at three of our four reportable segments and corporate offices. In the prior year period, we incurred employee severance costs of $5.2 million at two of our reportable segments and corporate offices. These restructuring expenses contributed to a decrease of 29 basis points in the current period compared to the prior year period. After adjusting for these expenses, general and administrative expense increased by 16 basis points as a percentage of net revenues in the current period compared to the prior year period.
Salaries and benefits expense, excluding marketing and admissions personnel, increased by 41 basis points due primarily to a decrease in operating leverage due to lower student enrollment period over period. Consulting and related costs increased by 38 basis points in the current period compared to the prior year period.
Partially offsetting the above increases were decreases in marketing and admissions costs, which were 22.5% of net revenues in the current period compared to 23.0% of net revenues in the prior year period, a decrease of 46 basis points. The remaining net decrease of 17 basis points in the current period relates to other items, none of which was individually significant.
Depreciation and amortization

Depreciation and amortization on long-lived assets was $83.4 million in the current period compared to $78.1 million in the prior year period, an increase of 6.8%. During the current period, we recorded accelerated amortization of $4.6 million primarily resulting from the write off of a software asset that no longer had a useful life. After adjusting for this charge, depreciation and amortization expense increased by 73 basis points in the current period as a percentage of net revenues primarily due to lower net revenues in the current period compared to the prior year period.
Interest expense, net
Net interest expense was $62.5 million in the current period, an increase of $8.7 million, or 16.3%, from the prior year period. The increase is due to a higher variable interest rate following the amendment to our senior secured credit facility in March 2012. Refer to Item 1, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.
Provision for income taxes
Our effective tax rate was 42.2% for the six months ended December 31, 2012 as compared to 38.9% for the same period in the prior year. The effective rate increased in the current period compared to the prior year period due to the impact that permanent tax differences have on lower earnings compared to the prior year, as well as a higher proportion of projected earnings coming from states with higher tax rates. The effective rates differed from the combined federal and state statutory rates primarily due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.
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

•	The Art Institutes

•	Argosy University

•	Brown Mackie Colleges

•	South University
Student information by segment was as follows:

	For the Three Months Ended December 31,
New student enrollment:	2012	2011
The Art Institutes	12,300	15,200
Argosy University	3,400	3,800
Brown Mackie Colleges	3,800	4,100
South University	4,500	7,600
Total EDMC	24,000	30,700

Average enrolled student body (A):
The Art Institutes	69,500	78,900
Argosy University	25,500	29,900
Brown Mackie Colleges	17,500	19,500
South University	19,000	22,300
Total EDMC	131,500	150,600

(A) Average enrolled student body is calculated as the three month average of the unique students who met attendance requirements within a month of the quarter.

	As of January
Starting student enrollment:	2013	2012
The Art Institutes	67,700	75,600
Argosy University	24,100	27,700
Brown Mackie Colleges	17,200	18,700
South University	17,800	20,600
Total EDMC	126,800	142,600

EBITDA excluding certain expenses is the measure used by the chief operating decision maker to evaluate segment performance and allocate resources. It is defined as net income before net interest expense, income taxes, depreciation and amortization and certain expenses. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity. Refer to Item 1, “Financial Statements,” Note 14, “Segments” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income before income taxes.

Net revenues and EBITDA excluding certain expenses by segment were as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues:
The Art Institutes	$411,533	$469,603	$791,672	$898,503
Argosy University	92,312	106,070	174,232	204,213
Brown Mackie Colleges	78,274	81,745	152,246	162,668
South University	72,776	79,770	146,309	153,899
Total EDMC	$654,895	$737,188	$1,264,459	$1,419,283

EBITDA excluding certain expenses: (B)
The Art Institutes	$112,263	$151,759	$180,189	$262,038
Argosy University	15,797	21,144	16,990	31,380
Brown Mackie Colleges	9,766	18,629	20,361	36,212
South University	8,946	3,136	15,259	3,300
Corporate and other	(23,444)	(25,335)	(46,550)	(47,076)
Total EDMC	$123,328	$169,333	$186,249	$285,854

(B) EBITDA excluding certain expenses excludes restructuring and lease termination expenses detailed in Item 1 – “Financial Statements," Note 14, “Segments" in the six months ended December 31, 2012 and 2011.

Additionally, depreciation and amortization expense is excluded, which was as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Depreciation and Amortization:	2012	2011	2012	2011
The Art Institutes	$19,702	$19,791	$39,280	$39,435
Argosy University	4,162	4,404	8,459	8,860
Brown Mackie Colleges	5,438	5,981	11,613	11,844
South University	3,307	3,078	6,508	6,125
Corporate and other	6,646	5,942	17,540	11,820
Total EDMC	$39,255	$39,196	$83,400	$78,084

Three Months Ended December 31, 2012 (current quarter) Compared with the Three Months Ended December 31, 2011 (prior year quarter)
The Art Institutes
Net revenues decreased by $58.1 million or 12.4%, to $411.5 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 12.1%, or approximately 9,400 students. In addition, new student enrollment in the current quarter decreased by 20.2% compared to the prior year quarter to approximately 12,300 students. The decreases in average and new student enrollments were primarily the result of the factors described above under "Key Trends, Developments and Challenges."
The volume of applications for prospective students at The Art Institutes decreased in the current quarter compared to the prior year quarter. Additionally, the rate at which students who completed an application and enrolled in one of our programs, which we refer to as our "start rate," declined for The Art Institutes compared to the prior year quarter. This decrease was due in part to the difficulty many of The Art Institutes' traditional-aged students are having financing their education due to the decreased availability of PLUS program loans.
These declines in student enrollment and net revenues contributed to the $39.5 million decrease in EBITDA excluding certain expenses, which fell to $112.3 million at The Art Institutes in the current quarter. While operating expenses were higher as a percentage of net revenues compared to the prior year quarter, actual costs decreased, primarily as a result of reduced staffing levels in the first quarter of fiscal 2013 to align costs with enrollment levels, as well as lower advertising expense.
The Art Institutes has a goodwill balance of $861.6 million, which is evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that goodwill might be impaired. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, adverse changes in recent financial forecasts or market capitalization, updated business plans and regulatory and legal developments. We observed declining application trends at The Art Institutes reporting unit during the quarter ended December 31, 2012. Accordingly, we performed a sensitivity analysis of The Art Institutes' fair value using the most recently completed long range forecast. As disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, The Art Institutes' fair value exceeded its carrying value by more than 15% at June 30, 2012. As a result of the sensitivity analysis performed in the current quarter, we continue to believe The Art Institutes' fair value exceeded its carrying value by more than 10% at December 31, 2012 and do not believe that it is more likely than not that the fair value of The Art Institutes reporting unit had decreased below its carrying value at December 31, 2012. Further, this analysis indicated that a 100 basis point increase in the weighted average cost of capital from the weighted average cost of capital assumed in connection with our June 30, 2012 valuation of The Art Institutes reporting unit would not have resulted in the carrying value of The Art Institutes exceeding its fair value. Consequently, we concluded that The Art Institutes reporting unit did not experience any triggering event that would have required an interim goodwill impairment analysis for the quarter ended December 31, 2012.
Argosy University
Net revenues decreased by $13.8 million, or 13.0%, to $92.3 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 14.7%, or approximately 4,400 students. New students for campus-based programs increased in the current quarter compared to the prior year quarter. However, this increase was more than offset by declines in fully-online programs, which contributed to the overall decrease in new students of 10.3% to approximately 3,400 students. The decreases in average and new student enrollments were primarily the result of the factors described above under "Key Trends, Developments and Challenges."
Application volume for prospective students at Argosy University increased for both campus-based and fully-online programs in the second quarter of fiscal 2013 compared to the prior year quarter. However, start rates decreased for Argosy University in the current quarter compared to the prior year quarter.
These declines in student enrollment and net revenues contributed to the $5.3 million decrease in EBITDA excluding certain expenses to $15.8 million at Argosy University in the current quarter compared to the prior year quarter. While operating expenses were higher as a percentage of net revenues compared to the prior year quarter, actual costs decreased compared to the prior year quarter, which was driven primarily by cost savings from reductions in staffing levels and lower advertising expense.
Brown Mackie Colleges
Net revenues decreased $3.5 million, or 4.2%, to $78.3 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 10.0%, or approximately 2,000 students. In addition, new student enrollment in the current quarter compared to the prior year quarter also decreased by 5.3% to approximately 3,800 students. The decreases in average and new student enrollments were primarily the result of the factors described above under "Key Trends, Developments and Challenges."
Application volume and start rates at Brown Mackie Colleges decreased slightly in the second quarter of fiscal 2013 compared to the prior year quarter. Despite the decrease noted above for new students in the current quarter, this segment experienced positive new student growth year-over-year for the December 2012 and January 2013 class starts primarily due to the implementation of new programs over the past year. In addition, student persistence improved significantly compared to the prior year quarter.
The above decreases in student enrollment and net revenues resulted in the $8.9 million decrease in EBITDA excluding certain expenses to $9.8 million at Brown Mackie Colleges in the current quarter compared to the prior year quarter. Operating expenses increased 8.5% in the current quarter compared to the prior year quarter, which was primarily due to an increase in cost of retail sales. This segment transitioned its students to the use of iPads and electronic books in the current quarter and the resulting decrease in traditional book sales resulted in a decrease in margins. Rent expense also increased in the current quarter compared to the prior year quarter.
South University
Net revenues decreased $7.0 million, or 8.8%, to $72.8 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 14.8%, or approximately 3,300 students. In addition, new student enrollment in the current quarter compared to the prior year quarter also decreased by 40.0% to approximately 4,500 students.
The decreases in average and new student enrollments were primarily the result of fewer new students enrolling in South University's fully-online programs. The decline in volume for this segment's fully-online programs resulted, in part, from changes that South University is implementing in its marketing efforts in order to more effectively attract students who it believes are more likely to apply, start and persist towards completion of their academic program. Average and new student enrollments increased in the current quarter for campus-based programs compared to the prior year quarter.
Application volume for South University's campus-based programs improved in the current quarter compared to the prior year quarter. However, this segment continues to experience lower application volume for fully-online programs as a result, in part, of the marketing changes described above.
South University's EBITDA excluding certain expenses was $8.9 million in the current quarter compared to $3.1 million in the prior year quarter. The increase of $5.8 million in EBITDA excluding certain expenses quarter over quarter was primarily due to the marketing changes described above, which resulted in lower marketing and admissions expenses.
Six Months Ended December 31, 2012 (current period) Compared with the Six Months Ended December 31, 2011 (prior year period)
The Art Institutes
Net revenues decreased by $106.8 million or 11.9%, to $791.7 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 11.6%, or approximately 8,800 students. In addition, new student enrollment in the current period decreased by 17.0% compared to the prior year period to approximately 29,300 students.
The volume of applications for prospective students at The Art Institutes decreased in the current period compared to the prior year period. Additionally, the start rate declined for The Art Institutes compared to the prior year period. This decrease was due in part to the difficulty many of The Art Institutes' traditional-aged students are having financing their education due to the decreased availability of PLUS program loans.
These declines in student enrollment and net revenues contributed to the $81.8 million decrease in EBITDA excluding certain expenses, which fell to $180.2 million at The Art Institutes in the current period. While operating expenses were higher as a percentage of net revenues compared to the prior year period, actual costs decreased which were driven primarily by reductions in staffing levels and lower advertising expenses. These decreases were partially offset by higher bad debt expense in the current period compared to the prior year period, principally from the extension of credit to students enrolled at The Art Institutes due in part to the recent changes in the availability of PLUS program loans.
Argosy University
Net revenues decreased by $30.0 million, or 14.7%, to $174.2 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 14.6%, or approximately 4,300 students. In addition, new student enrollment in the current period compared to the prior year period decreased by 15.5% to approximately 9,300 students.
Application volume for prospective students at Argosy University decreased in the six months ended December 31, 2012 compared to same period in the prior year driven primarily by a decline in applications for fully-online programs. While start rates for Argosy University improved slightly in the current period compared to the prior year period for campus-based programs, start rates decreased for fully-online programs.
These declines in student enrollment and net revenues contributed to the $14.4 million decrease in EBITDA excluding certain expenses to $17.0 million at Argosy University in the current period compared to the prior year period. While operating expenses were higher as a percentage of net revenues compared to the prior year period, actual costs decreased compared to the prior year period, which was driven by cost savings from reductions in staffing levels and lower advertising expenses.
Brown Mackie Colleges
Net revenues decreased $10.4 million, or 6.4%, to $152.2 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 10.9%, or approximately 2,200 students. In addition, new student enrollment in the current period compared to the prior year period also decreased by 5.7% to approximately 8,800 students.
Application volume at Brown Mackie Colleges has decreased slightly during the current six month period compared to the prior year period. Start rates also decreased in the current period compared to the prior year period. However, student persistence has improved compared to the prior year period.
The above decreases in student enrollment and net revenues resulted in the $15.9 million decrease in EBITDA excluding certain expenses to $20.4 million at Brown Mackie Colleges in the current period compared to the prior year period. Operating expenses increased 4.3% in the current period compared to the prior year period, which was primarily due to an increase in cost of retail sales. This segment transitioned its students to the use of iPads and electronic books in the current quarter and the resulting decrease in traditional book sales resulted in a decrease in margins. Rent expense also increased in the current period compared to the prior year period.
South University
Net revenues decreased $7.6 million, or 4.9%, to $146.3 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 12.0%, or approximately 2,700 students. In addition, new student enrollment in the current period compared to the prior year period also decreased by 38.1% to approximately 9,400 students.
The decreases in average and new student enrollments were primarily the result of fewer new students enrolling in South University's fully-online programs. The decline in volume for this segment's fully-online programs is being driven, in part, by changes South University is implementing in its marketing efforts in order to more effectively attract students who it believes are more likely to apply, start and persist towards completion of their academic program. Average and new student enrollments increased in the current period for campus-based programs compared to the prior year period.
Application volume for South University's campus-based programs increased in the current period compared to the prior year period. However, this segment continues to experience lower application volume for fully-online programs as a result, in part, of the marketing changes described above.
South University's EBITDA excluding certain expenses was $15.3 million in the current period compared to $3.3 million in the prior year period. The increase of $12.0 million in EBITDA excluding certain expenses in the current period compared to the prior year period was primarily due to the marketing changes described above, which resulted in lower marketing and admissions expenses.
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
Operating cash flows
Despite a decrease in earnings before interest, taxes depreciation and amortization of approximately $100 million for the six months ended December 31, 2012 compared to the six months ended December 31, 2011, cash flows provided by operating activities remained relatively flat period over period. Specifically, cash flows provided by operating activities for the six months ended December 31, 2012 were $93.2 million compared to $97.0 million for the six months ended December 31, 2011, primarily due to lower tax payments and working capital usage in the current year period. Additionally, annualizing the conversion to non-term academic structures for students attending fully-online programs at Argosy University and South University resulted in a lower cash outflow from changes in restricted cash balances in the current period compared to the prior year period.
The extent to which we extend credit to our students has increased over the last several years due to decreases in availability of private loans for students. We expect this trend to continue in the future as a result of decreased availability of PLUS program loans as described above under "Key Trends, Developments and Challenges." We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Several times over the last two fiscal years, we extended the repayment period for financing made available to students beyond graduation. Most recently we extended the repayment period from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation in October 2012. This additional extension of credit has contributed to the increase in bad debt expense as a percentage of our net revenues to 7.1% during the six months ended December 31, 2012 compared to 5.4% for the six months ended December 31, 2011. The total amount of gross receivables that extend beyond twelve months approximated $43.0 million at December 31, 2012, compared to $22.3 million at December 31, 2011. If students continue to utilize this funding source, our bad debt expense as a percentage of net revenues will likely continue to increase and our cash flow from operations will continue to decrease, due to delayed receipts of cash from students. Because the extended payment plans are not federal student loans, these plans do not directly affect our published federal student loan cohort default rates. However, these extended credit terms may have an indirect negative impact on the federal student loan cohort default rates because our students effectively may have more total debt upon graduation.

Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the six months ended December 31, 2012, there were no significant changes to the start dates of academic terms in session as compared to the prior year period.
We accrued a total of $4.6 million as of December 31, 2012 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may be required to pay the amounts accrued in future periods if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.
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
Investing cash flows
During the quarter ended December 31, 2012, we completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. We recorded a net loss of $3.5 million related to these transactions during the quarter ended December 31, 2012; however, a gain of approximately $17.8 million was deferred and will be recognized over the initial terms of the new leases as a reduction to educational services expense, which range from three to 15 years.
Capital expenditures were $39.5 million, or 3.1% of net revenues, in the six months ended December 31, 2012, compared to $36.1 million, or 2.5% of net revenues, in the six months ended December 31, 2011. We expect capital expenditures to be between 3.0% and 3.5% of net revenues in fiscal 2013. Reimbursements for tenant improvements represent cash received from lessors based on the terms of lease agreements to be used for leasehold improvements, which partially offset the outflows for capital expenditures. We lease most of our facilities under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of December 31, 2012, we had $1,459.8 million in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility, which currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility, that we obtained in connection with the Transaction. Also outstanding are $375.0 million of senior notes due in June 2014 (the “Senior Notes”).
On February 1, 2013, EM LLC and Education Management Finance Corp. reached an agreement with holders of the majority of their $375 million of Senior Notes due 2014 to proceed with a transaction that, if successful, will reduce the Company's unsecured debt by as much as $175 million and extend its maturity to 2018. Refer to Item 1, “Financial Statements," Note 8 “Short-Term and Long-Term Debt” and Note 15 "Subsequent Events" and Part II, Item 1A "Risk Factors" for more information.
In November 2009, EDMC guaranteed the indebtedness of Education Management LLC ("EM LLC") under the Senior Notes. Refer to Item 1, "Financial Statements," Note 13 "Guarantor Subsidiaries Financial Information" for more information.
At December 31, 2012, we had issued an aggregate of $392.5 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. In December 2012, the Department of Education

decreased the required letter of credit from $414.5 million at September 30, 2012 to $348.6 million, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during the fiscal year ended June 30, 2012. Subsequent to the Department of Education's notification, the Company reduced the letter of credit to $388.1 million at December 31, 2012 and then to $348.6 million in January 2013.
In order to fund the current letter of credit obligation to the U.S. Department of Education at December 31, 2012, we used all $200.0 million of capacity under our cash secured letter of credit facilities and $188.1 million of letter of credit capacity under the revolving credit facility. Because letters of credit reduce the amount available for borrowing under the revolving credit facility, the amount available to borrow under the revolving credit facility at December 31, 2012 was $135.8 million.
We borrowed $111.3 million under the revolving credit facility at June 30, 2012 in order to satisfy year-end regulatory financial ratios, which was repaid on July 2, 2012 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other time during fiscal 2012 or fiscal 2013.
In June 2010, our Board of Directors adopted a stock repurchase program, which expired on December 31, 2012, under which we could repurchase up to $375.0 million of our common stock. Pursuant to this program, we repurchased 18.9 million shares of our common stock at a total cost of $328.6 million through December 31, 2012. No shares were purchased during the six months ended December 31, 2012.
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
See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations" of our June 30, 2012 Annual Report on Form 10-K for more information.
Contingencies
Refer to Item 1 “Financial Statements,” Note 12 “Commitments and Contingencies."
New Accounting Standards Not Yet Adopted
None
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 31, 2012, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
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

For the Twelve Month Period Ended December 31, 2012
Net loss	$(1,587.7)
Interest expense, net	119.1
Income tax benefit	(57.8)
Depreciation and amortization	163.9
EBITDA	(1,362.5)
Goodwill and indefinite-lived intangible assets impairments (1)	1,746.8
Loss on extinguishment of debt (2)	9.5
Severance and relocation	19.7
Non-cash compensation (3)	14.4
Other	10.1
Adjusted EBITDA - Covenant Compliance	$438.0

(1)	We performed two impairment reviews at all of our reporting units during fiscal 2012, which resulted in non-cash impairment charges totaling $1.75 billion.

(2)	In March 2012, we recorded a $9.5 million loss on extinguishment of debt in connection with the refinancing of $348.6 million of our $1.1 billion term loan.

(3)	Represents non-cash expense for stock options and restricted stock.
Our covenant requirements and actual ratios for the twelve month period ended December 31, 2012 were as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.75x	3.68x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 3.50x	2.90x

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
Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to: the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of on-ground and online students enrolled in our programs; changes in average registered credits taken by students; our ability to maintain eligibility to participate in Title IV programs; other changes in our students' ability to access federal and state financial aid, as well as private loans from third-party lenders; any difficulties we may face in opening new schools, growing our online academic programs and otherwise implementing our growth strategy; increased or unanticipated legal and regulatory costs; the results of program reviews and audits; changes in accreditation standards; the implementation of new operating procedures for our fully-online programs; the implementation of program initiatives in response to, or as a result of further developments in, the litigation concerning the U.S. Department of Education's new gainful employment regulation; adjustments to our programmatic offerings to comply with the 90/10 rule;     our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs; other market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and overall condition of the industry; changes in the overall U.S. or global economy; disruptions or other changes in access to the credit and equity markets in the United States and worldwide; and the effects of war, terrorism, natural disasters or other catastrophic events.
The foregoing review of factors should not be construed as exhaustive. For a more detailed discussion of certain risk factors affecting the Company's risk profile, see Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company expressly disclaims any current intention to update any forward-looking statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since June 30, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our June 30, 2012 Annual Report on Form 10-K.

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
From time to time, the Company is involved in litigation and other legal disputes in the ordinary course of business. Refer to Part I, Item 1, "Financial Statements," Note 12, "Contingencies" of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A, "Risk Factors" of Part I of the Annual Report on Form 10-K.
Increased scrutiny of post-secondary education providers by Congress, state Attorneys General and various governmental agencies may lead to increased regulatory burdens and costs.
We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General, the U. S. Department of Education, members and committees of Congress and other parties have increasingly focused on allegations of improper recruiter compensation practices and deceptive marketing practices, among other issues. For example, on July 30, 2012, Senator Tom Harkin, Chairman of the U.S. Senate Committee on Health, Education, Labor and Pensions (the “HELP Committee”), and the majority staff of the HELP Committee issued a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the post-secondary educational population, the majority staff report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at proprietary colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to prohibit these institutions from receiving more than 85% of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers.
Additionally, a number of state Attorneys General have launched investigations into proprietary post-secondary education institutions, including some of our schools. We received subpoenas or requests for documents from the Attorneys General of Florida, Kentucky and New York in October 2010, December 2010 and August 2011, respectively, and the San Francisco, CA City Attorney in December 2011 in connection with investigations of our institutions and their business practices. We have nine schools located in Florida, three schools located in Kentucky and one school located in New York. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort including 19 states to examine potential abuses by proprietary educational institutions. While the initial goal of the joint investigation is sharing information among the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices.
In September 2012, we received a subpoena from the State of Colorado Attorney General's office requesting documents and detailed information for the period of January 1, 2006 through the present. The subpoena is primarily focused on the programs offered by the College of Psychology and Behavioral Sciences at the Denver, Colorado campus of Argosy University. Argosy University also received in September 2012 demand letters from an attorney representing three former students in the Doctorate of Counseling Psychology program alleging that the students were unable to find internships necessary to complete the program in Denver, Colorado and that the campus claimed that the program would lead to licensure in Colorado, among other things. We intend to cooperate with the Attorney General's investigation. However, we cannot predict the eventual scope, duration or outcome of the investigation at this time.
On January 24, 2013, The New England Institute of Art received a civil investigative demand from the Commonwealth of Massachusetts Attorney General requesting information for the period from January 1, 2010 to the present pursuant to an investigation of practices by the school in connection with marketing and advertising job placement and student outcomes, the recruitment of students and the financing of education. We previously responded to a similar request that The

New England Institute of Art received in June 2007 and intend to cooperate with the Attorney General in connection with their investigations.
We cannot predict the extent to which, or whether, these hearings and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action. The adoption of any law or regulation that reduces funding for federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply with applicable requirements. Additionally, actions by state Attorneys General and other governmental agencies could damage our reputation and limit our ability to recruit and enroll students, which could reduce student demand for our programs and adversely impact our revenue and cash flow from operations.
If we do not meet specific financial responsibility ratios and other compliance tests established by the U.S. Department of Education, our institutions may lose eligibility to participate in federal student financial aid programs, which may result in a reduction in our student enrollment and an adverse effect on our results of operations and cash flows.
To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2012, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. In December 2012, the U.S. Department of Education decreased the required letter of credit from $414.5 million, 15% of the Title IV program funds received by students at our institutions during fiscal 2011, to $348.6 million, or 15% of total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. Subsequent to the U.S. Department of Education's notification, we reduced the letter of credit to $388.1 million during the quarter ended December 31, 2012 and then to $348.6 million in January 2013. We expect to be required to renew the letter of credit at the 15% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the percentage. See “Summary-Recent Developments-Reduction in Required Amount of Department of Education Letter of Credit.” Outstanding letters of credit reduce lending availability under our revolving credit facility, except to the extent that we obtain cash secured letters of credit, which we are permitted to do under our senior credit facility. In fiscal 2012, we obtained cash secured letters of credit from two lenders in the aggregate amount of $200.0 million in order to satisfy a portion of our letter of credit obligation to the U.S. Department of Education and obtained a letter of credit under our revolving credit facility for the remainder. The cash secured letters of credit, which provide for letters of credit in an aggregate face amount of up to $50.0 million and $150.0 million, expire on March 9, 2014 and July 8, 2014, respectively, or if earlier, the date the existing revolving credit facility is terminated. Based on the Department of Education's current requirement, we believe that we will need to renew or replace the cash secured letters of credit to satisfy our letter of credit obligation in the future, and if we cannot do so, it would impair our liquidity. However, in the future we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. In addition, in order to ensure our schools meet financial responsibility tests at the institutional level, we often contribute money to our schools at the end of each of our fiscal years. We may have less liquidity to fund such contributions in future years. We do not believe any reduction in contributions to our schools will have a material adverse impact on us, but can provide no assurances.
We expect to continue to not satisfy the U.S. Department of Education's quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our institutions to be required to continue on provisional certification for additional three-year periods. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Additionally, the U.S. Department of Education has placed our institutions on heightened cash monitoring Level 1 due to the provisional certification and has included a requirement in some of our program participation agreements that we obtain their approval prior to offering new programs at our institutions. We anticipate that future renewals of our institutions' provisional certifications will result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and heightened cash monitoring could adversely affect our revenues and cash flows. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification and that such additional restrictions will not materially and adversely impact our revenues and cash flows.
In the event of a bankruptcy filing by any of our schools, the schools filing for bankruptcy would not be eligible to receive Title IV program funds, notwithstanding the automatic stay provisions of federal bankruptcy law, which would make any reorganization difficult to implement. In addition, our other schools may be held to be jointly responsible for financial aid defaults experienced at the bankrupt schools. In the event of a bankruptcy filing by us, all of our schools could lose their eligibility to receive Title IV program funds, which would have a material adverse effect on our business, financial condition and results of operations.
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.
The following chart shows our level of consolidated indebtedness at December 31, 2012 (in millions):

Senior secured term loan facility, due in June 2016	$740.5
Senior secured term loan facility, due in March 2018, net of $3.2 million discount	344.0
Senior notes due in June 2014	375.0
Other	0.3
Total long-term debt	$1,459.8
Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditures, payment of any settlements or judgments in connection with our litigation and future business opportunities;

•
increasing the likelihood of our not satisfying, on a consolidated basis, the U.S. Department of Education's annual financial responsibility requirements and subjecting us to letter of credit and provisional certification requirements for the foreseeable future;

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
In addition, we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our Senor Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to generate sufficient cash to service all of our debt obligations and may be forced to take other actions in an effort to satisfy our obligations under such indebtedness, which may not be successful.
Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to the financial and business risk factors described in this 10-Q and in our Fiscal 2012 Annual Report on Form 10-K, many of which are beyond our control. We cannot assure you that we will be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness.
We also cannot assure you that we will be able to refinance any of our indebtedness, including our term loan due 2016, or obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt and, in any event, to the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt. On February 1, 2013, EM LLC and Education Management Finance Corp. reached an agreement with holders of the majority of their $375 million of Senior Notes due 2014 to proceed with a transaction that, if successful, will reduce our unsecured debt by as much as $175 million and extend its maturity to 2018. In the event that we are unable to complete this transaction and are unable to otherwise redeem, refinance or extend the maturity date of the Senior Notes prior to the time that we file our Annual Report Form 10-K for the fiscal year ended June 30, 2013, it is possible that the report of our independent registered public accounting firm relative to our fiscal 2013 consolidated financial statements will contain an explanatory paragraph indicating that substantial doubt exists with respect to our ability to continue as a going concern. Such a paragraph could, unless waived by the lenders thereunder, constitute an event of default under our senior secured credit agreement, which could result in the termination of the commitments under the senior secured credit agreement, as well as the acceleration of all outstanding amounts thereunder, and trigger cross-default provisions in the indenture governing the Senior Notes and in our two letter of credit facilities.
In addition, our ability to issue equity to raise additional funds may be severely constrained because of regulations of our accrediting agencies and the U.S. Department of Education relating to whether one of our institutions experiences a change of ownership or control. See “Risk Factors - Risks Related to Our Highly Regulated Industry - If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment, and thereby adversely affect our results of operations and cash flows” in our Fiscal 2012 Annual Report on Form 10-K.
Our debt agreements contain restrictions that limit our flexibility in operating our business, and our risk of failing to satisfy one or more of the financial covenants under our debt agreements is greater in light of recent changes to those covenants and our recent and projected results of operations.
Our senior secured credit facilities and the indenture govern our New Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit certain of our subsidiaries' ability to, among other things:

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
In addition, under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 30, 2012, it was in compliance with the financial and non-financial covenants. However, its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future. Furthermore, on September 30, 2012, the Consolidated Total Debt to Adjusted EBITDA ratio decreased from 4.00x to 3.50x and the minimum interest coverage ratio increased from 2.50:1 to 2.75:1, which makes it more difficult for us to comply with these covenants in the future.
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
We may need additional debt or equity financing in order to finance our continued operations. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the willingness of sellers to provide financing for future acquisitions and the amount of cash flows from our operations. In December 2012, the U.S. Department of Education decreased the required letter of credit from $414.5 million, or 15% of the Title IV program funds received by students at our schools during fiscal 2011, to $348.6 million, or 15% of total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. Subsequent to the U.S. Department of Education's notification, we reduced the letter of credit to $388.1 million during the quarter ended December 31, 2012 and then to $348.6 million in January 2013. See “Summary-Recent Developments-Reduction in Required Amount of Department of

Education Letter of Credit.” Outstanding letters of credit reduce the availability under our revolving credit facility. In the future, we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. Further, to the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to grow our business.
We experience seasonal fluctuations in our results of operations which may result in similar fluctuations in the trading price of our common stock.
Historically, our quarterly revenues and income have fluctuated primarily as a result of the pattern of student enrollments at our schools. The number of students enrolled at our schools typically is greatest in the second quarter of our fiscal year, when the largest number of recent high school and college graduates typically begin post-secondary education programs. Student vacations generally cause our student enrollments to be at their lowest during our first fiscal quarter. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenue, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year. These fluctuations in our operating results may result in corresponding volatility in the market price for our common stock. Our liquidity needs also fluctuate during the year, with our fourth fiscal quarter being our lowest point. Additionally, we will have less liquidity following the successful completion of the potential transaction to which the holders of a majority of our outstanding Senior Notes have agreed, which could, if our expectations are wrong, make our liquidity tight particularly during such periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS INDEX

Number	Document
31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Randall J. Killeen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Randall J. Killeen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/s/ RANDALL J. KILLEEN
Randall J. Killeen Vice President and Acting Chief Financial Officer
Date: February 8, 2013