Form 10-Q
period 2013-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2013-05-10
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes   ☐     No ☒
As of May 8, 2013, there were 124,601,524 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	June 30, 2012	March 31, 2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,614	$191,008	$287,503
Restricted cash	272,029	267,880	284,053
Total cash, cash equivalents and restricted cash	455,643	458,888	571,556
Student receivables, net of allowances of $177,802, $225,657 and $214,140	153,069	203,341	144,495
Notes, advances and other receivables	27,509	22,174	20,768
Inventories	7,000	8,382	10,035
Deferred income taxes	102,793	102,668	76,674
Prepaid income taxes	—	6,796	7,406
Other current assets	33,547	40,399	40,009
Total current assets	779,561	842,648	870,943
Property and equipment, net (Note 4)	543,731	651,797	653,888
Other long-term assets (Note 6)	55,878	51,071	47,176
Intangible assets, net (Note 5)	301,039	330,029	458,844
Goodwill (Note 5)	669,090	963,550	2,086,619
Total assets	$2,349,299	$2,839,095	$4,117,470
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076	$12,076
Revolving credit facility (Note 8)	—	111,300	—
Accounts payable	20,955	54,834	31,735
Accrued liabilities (Note 7)	148,782	137,348	169,838
Accrued income taxes	3,174	—	—
Unearned tuition	78,473	116,277	80,046
Advance payments	222,942	102,170	261,260
Total current liabilities	486,402	534,005	554,955
Long-term debt, less current portion (Note 8)	1,283,344	1,453,468	1,456,352
Deferred income taxes	88,216	111,767	171,498
Deferred rent	206,847	197,758	195,494
Other long-term liabilities	39,250	45,533	45,766
Shareholders’ equity:
Common stock, at par	1,435	1,434	1,434
Additional paid-in capital	1,789,672	1,777,732	1,774,634
Treasury stock, at cost	(328,605)	(328,605)	(317,888)
(Accumulated deficit) Retained earnings	(1,201,903)	(935,960)	252,746
Accumulated other comprehensive loss	(15,359)	(18,037)	(17,521)
Total shareholders’ equity	245,240	496,564	1,693,405
Total liabilities and shareholders’ equity	$2,349,299	$2,839,095	$4,117,470
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$638,903	$702,499	$1,903,363	$2,121,782
Costs and expenses:
Educational services	350,134	382,204	1,091,808	1,132,421
General and administrative	166,814	191,747	512,496	581,608
Depreciation and amortization	40,266	40,610	123,667	118,694
Long-lived asset impairments (Note 5)	323,690	495,380	323,690	495,380
Total costs and expenses	880,904	1,109,941	2,051,661	2,328,103
Loss before interest and income taxes	(242,001)	(407,442)	(148,298)	(206,321)
Interest expense, net	30,464	25,424	92,924	79,139
Loss on debt refinancing (Note 8)	5,232	9,474	5,232	9,474
Loss before income taxes	(277,697)	(442,340)	(246,454)	(294,934)
Income tax expense (benefit)	6,297	(25,224)	19,489	32,101
Net loss	$(283,994)	$(417,116)	$(265,943)	$(327,035)
Loss per share: (Note 2)
Basic	$(2.28)	$(3.31)	$(2.14)	$(2.57)
Diluted	$(2.28)	$(3.31)	$(2.14)	$(2.57)
Weighted average number of shares outstanding: (Note 2)
Basic	124,602	126,005	124,546	127,224
Diluted	124,602	126,005	124,546	127,224
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net loss	$(283,994)	$(417,116)	$(265,943)	$(327,035)
Other comprehensive income (loss)
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $237, $309, $1,671 and $6,718 respectively	(401)	(524)	(2,833)	(11,389)
Reclassification adjustment for interest recognized in consolidated statement of operations, net of tax expense of $1,130, $1,157, $3,303 and $3,950 respectively	1,915	1,963	5,599	6,699
Net change in unrecognized loss on interest rate swaps, net of tax	1,514	1,439	2,766	(4,690)
Foreign currency translation gain (loss)	(147)	141	(88)	(641)
Other comprehensive income (loss)	1,367	1,580	2,678	(5,331)
Comprehensive loss	$(282,627)	$(415,536)	$(263,265)	$(332,366)

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(265,943)	$(327,035)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization of property and equipment	118,814	112,936
Amortization of intangible assets	4,853	5,758
Bad debt expense	129,659	117,695
Long-lived asset impairments	323,690	495,380
Loss on debt refinancing	5,232	9,474
Share-based compensation	11,938	10,171
Non cash adjustments related to deferred rent	(12,610)	(9,300)
Amortization of deferred gains on sale-leaseback transactions	(1,012)	—
Changes in assets and liabilities:
Restricted cash	(4,149)	(236,540)
Receivables	(91,473)	(105,089)
Reimbursements for tenant improvements	7,102	14,248
Inventory	1,383	(447)
Other assets	8,667	(9,444)
Accounts payable	(29,792)	(20,922)
Accrued liabilities	(3,096)	6,632
Unearned tuition	(37,804)	(60,104)
Advance payments	120,743	149,263
Total adjustments	552,145	479,711
Net cash flows provided by operating activities	286,202	152,676
Cash flows from investing activities:
Expenditures for long-lived assets	(64,586)	(64,679)
Proceeds from sales of long-lived assets	65,065	—
Reimbursements for tenant improvements	(7,102)	(14,248)
Net cash flows used in investing activities	(6,623)	(78,927)
Cash flows from financing activities:
Payments under revolving credit facility	(111,300)	(79,000)
Principal payment on senior notes due June 2014	(162,246)	—
Issuance of common stock	3	2,618
Common stock repurchased for treasury	—	(92,756)
Principal payments on other long-term debt	(9,117)	(8,141)
Debt issuance costs	(4,436)	(11,928)
Net cash flows used in financing activities	(287,096)	(189,207)
Effect of exchange rate changes on cash and cash equivalents	123	(263)
Net change in cash and cash equivalents	(7,394)	(115,721)
Cash and cash equivalents, beginning of period	191,008	403,224
Cash and cash equivalents, end of period	$183,614	$287,503
Cash paid during the period for:
Interest (including swap settlement)	$89,705	$77,736
Income taxes, net of refunds	34,960	74,328
	As of March 31,
Noncash investing activities:	2013	2012
Capital expenditures in current liabilities	$7,756	$7,580

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock (b)	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190)		$2,103,944
Exercise of stock options including tax benefit	3	2,594	—	—	—		2,597
Share-based compensation	—	13,290	—	—	—		13,290
Common stock repurchased for treasury	—	—	(101,679)	—	—		(101,679)
Net loss	—	—	—	(1,515,741)	—		(1,515,741)
Other comprehensive loss	—	—	—	—	(5,847)		(5,847)
Balance at June 30, 2012	1,434	1,777,732	(328,605)	(935,960)	(18,037)	(a)	496,564
(Unaudited)
Exercise of stock options	—	3	—	—	—		3
Share-based compensation	1	11,937	—	—	—		11,938
Net loss	—	—	—	(265,943)	—		(265,943)
Other comprehensive income	—	—	—	—	2,678		2,678
Balance at March 31, 2013	$1,435	$1,789,672	$(328,605)	$(1,201,903)	$(15,359)	(a)	$245,240

(a)
The balance in accumulated other comprehensive loss at March 31, 2013, June 30, 2012 and March 31, 2012 was comprised of $14.9 million, $17.6 million and $17.2 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $0.5 million, $0.4 million and $0.3 million of a cumulative foreign currency translation loss, respectively.

(b)
There were 600,000,000 authorized shares of par value $0.01 common stock at March 31, 2013, June 30, 2012 and March 31, 2012. There were 125,548,403 outstanding shares of common stock, net of 17,831,544 shares in treasury, at March 31, 2012. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2011	13,333,972	129,811,749
Repurchased for treasury	5,568,168	(5,568,168)
Issued for stock-based compensation plans	—	234,226
Balance at June 30, 2012	18,902,140	124,477,807
Issued for stock-based compensation plans	—	123,717
Balance at March 31, 2013	18,902,140	124,601,524

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation ("EDMC" and, together with its subsidiaries, the "Company") have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited consolidated financial statements included herein contain all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2013 and 2012, its consolidated statements of operations and of comprehensive loss for the three and nine months ended March 31, 2013 and 2012, its consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012 and its consolidated statement of shareholders' equity for the nine months ended March 31, 2013. The consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2012 and consolidated statement of shareholders' equity for the fiscal year ended June 30, 2012 have been derived from the consolidated audited balance sheet and statement of shareholders' equity included in the 2012 Annual Report on Form 10-K.
Description of Business
The Company is among the largest providers of post-secondary education in North America, with approximately 132,000 enrolled students as of October 2012. The Company offers campus-based education through four different education systems and through online platforms at three of its four education systems, or through a combination of both. These four education systems coincide with the Company's reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University. Refer to Note 14, "Segment Reporting" for additional information.
The Company is committed to offering quality academic programs and strives to improve the learning experience for its students. The curriculum is designed with a strong emphasis on applied career-oriented content and is primarily taught by faculty members who possess practical and relevant professional experience in their respective fields.
Ownership
On June 1, 2006, EDMC was acquired by a consortium of private equity investment funds led by Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”). The acquisition was accomplished through the merger of EM Acquisition Corporation into EDMC, with EDMC surviving the merger (the "Transaction") and was financed by equity invested by the Sponsors and other investors, cash on hand and secured and unsecured borrowings. Refer to Note 8, "Short-Term and Long-Term Debt" for more information.
In October 2009, EDMC completed an initial public offering of 23.0 million shares of its common stock, $0.01 par value per share ("Common Stock"), at a per share price of $18.00 (the "Initial Public Offering"). The Sponsors did not sell any of their shares in connection with the Initial Public Offering.
Seasonality
The Company's quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments. The Company typically recognizes less net revenue in the first quarter of its fiscal year than in other quarters due to student vacations.
Reclassifications
Certain reclassifications of prior year data have been made to conform to the March 31, 2013 presentation. These reclassifications did not materially change any of the previously reported amounts.
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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net loss	$(283,994)	$(417,116)	$(265,943)	$(327,035)
Weighted average number of shares outstanding:
Basic	124,602	126,005	124,546	127,224
Diluted	124,602	126,005	124,546	127,224
Loss per share:
Basic	$(2.28)	$(3.31)	$(2.14)	$(2.57)
Diluted	$(2.28)	$(3.31)	$(2.14)	$(2.57)
Outstanding time-based options to purchase approximately 9.7 million and 9.2 million shares of the Company's common stock at March 31, 2013 and 2012, respectively, which represent all outstanding time-based stock options at such dates, were excluded from the computation of diluted EPS because the effect of applying the treasury stock method would have been anti-dilutive.
In addition, and as further described in Note 3, “Share-Based Compensation,” the Company has determined that all of its outstanding performance-based stock options (approximately 2.0 million options) are contingently issuable; therefore, they were not included in the diluted EPS calculation for any period presented.
3. SHARE-BASED COMPENSATION
2012 Omnibus Long-Term Incentive Plan
Effective in September 2012, the Company adopted the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (the “2012 Omnibus Plan”), which may be used to issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. In April 2013, the Company granted approximately 1.1 million time-based stock options and approximately 0.3 million restricted stock units in connection with the appointment of three key executive officers. As of April 30, 2013, approximately 2.6 million shares of Common Stock remain reserved for issuance under the 2012 Omnibus Plan.
2009 Omnibus Long-Term Incentive Plan and 2006 Stock Option Plan
In August 2006, the Company adopted the 2006 Stock Option Plan for executive management and key personnel, under which certain of the Company's employees were granted a combination of time-based and performance-based options to purchase Common Stock. In April 2009, the Company adopted the Education Management Corporation Omnibus Long-Term Incentive Plan (the "2009 Omnibus Plan"), which became effective upon the completion of the Initial Public Offering and provided for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. Both the 2006 Stock Option Plan and 2009 Omnibus Plan have been frozen such that no further awards can be granted from these plans. However, stock options granted under both plans that were not surrendered in the Option Exchange described below remain subject to the terms and conditions of their respective plans.
Share-Based Compensation Activity
During the nine month period ended March 31, 2013, the Company granted approximately 3.0 million time-based stock options that vest 25% per year over a four year service period. These options have an average exercise price of $3.17 per share and a contractual life of ten years from the date of grant. Also during the nine month period ended March 31, 2013, the Company granted approximately 2.8 million restricted stock units that generally vest 25% per year over a four year service period. The restricted stock units were granted when the Company's stock price was $3.30 per share and the related compensation expense will be recognized over the service period. Additionally, on September 13, 2012, the Company granted options to purchase approximately 8.3 million shares of Common Stock under the 2012 Omnibus Plan in connection with the Option Exchange described below.

The Company recognized $4.3 million and $3.6 million of share-based compensation expense during the quarters ended March 31, 2013 and 2012, respectively, and $11.9 million and $10.2 million of share-based compensation expense during the nine months ended March 31, 2013 and 2012, respectively. Because the relevant performance conditions are not probable of being met at March 31, 2013, the Company continues to defer the recognition of any expense on its outstanding performance-based stock options.
Exercises of stock options and vesting of restricted stock were not significant during the nine month period ended March 31, 2013. Net of estimated forfeitures, the Company had $26.5 million of unrecognized compensation cost relating to time-based stock options, $7.3 million of unrecognized compensation cost relating to restricted stock units and $4.5 million of unrecognized compensation cost relating to performance-based stock options at March 31, 2013.
Option Exchange
In August 2012, the Company's Board of Directors authorized a program (the "Option Exchange") to allow eligible option holders the opportunity to exchange their existing EDMC stock options for replacement stock options having an exercise price of $3.59 per share, which was the closing price for a share of the Company's Common Stock on the Nasdaq Global Select Market ("NASDAQ") on September 13, 2012, the date on which the offer expired. Campus presidents and directors who participated in the Option Exchange received a new stock option grant, based on seniority, which vests in four equal annual installments beginning on the first anniversary of the grant date and expires on the tenth anniversary of the grant date. Campus presidents and directors who elected to not participate in the Option Exchange retained their existing stock options and received a new grant of stock options to purchase a smaller number of shares than they would have received had they participated in the Option Exchange with similar vesting and expiration terms as stock options received by campus presidents and directors who participated in the Option Exchange. All other employees who participated in the Option Exchange received a fixed number of new stock options, calculated on the basis of a set exchange ratio corresponding to the grant date and exercise price of the stock options that they surrendered for exchange. The vesting terms of the new stock option grants remained subject to the original vesting schedule of the corresponding options that were surrendered for exchange, provided that none of the replacement stock options vest before September 13, 2013, except under certain specific circumstances described in the 2012 Omnibus Plan and/or the Stock Option Agreements under which the replacement stock options were granted, including but not limited to a change in control of EDMC.
In connection with the Option Exchange, the Company granted approximately 6.3 million time-based and approximately 2.0 million performance-based replacement stock options in return for the cancellation of approximately 8.5 million time-based and approximately 3.1 million performance-based stock options. The Option Exchange was accounted for as a modification of the original awards. Consequently, incremental value to the option holders was calculated using a Black-Scholes-Merton pricing model by taking the value of all time-based stock options on September 13, 2012 using the original option award terms and comparing that to the value of the modified time-based stock options using the new option award terms on September 13, 2012. Because the original awards had exercise prices well in excess of the price of a share of Common Stock on the modification date, the Company used a lattice model to determine the appropriate expected term to use in the Black-Scholes-Merton model. The modification of the original awards resulted in $2.2 million of incremental compensation expense, net of expected forfeitures. This incremental compensation cost will be recognized over the applicable employee service periods, which range from one year to four years.

Below is a summary of the key assumptions used in determining the incremental compensation cost associated with the time-based replacement stock options granted in connection with the Option Exchange:

Replacement options:
Number of options	6,300,075
Volatility	80-87%
Expected term	2.94-6.25 yrs
Fair value per option	$1.87-$2.53

Cancelled options:
Number of options	8,525,171
Volatility	78-87%
Expected term	2.25-7.67 yrs
Fair value per option	$0.78-$1.97

Because the relevant performance conditions were not probable of being met at the time of the Option Exchange, unrecognized compensation expense for performance-based stock options was recalculated based on the new terms of the awards. Compensation expense on performance-based stock options will be recognized if the performance conditions become probable of being met.
Long-Term Incentive Compensation Plan
In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners in connection with a change in control of EDMC. Out of a total of 1,000,000 authorized units, approximately 438,000 units were outstanding under the LTIC Plan at March 31, 2013. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The plan is being accounted for as an equity-based plan because the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing Common Stock. The total amount of unrecognized compensation cost related to LTIC Plan units, net of estimated forfeitures, is approximately $1.6 million at March 31, 2013.

4.	PROPERTY AND EQUIPMENT
The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. During the quarter ended March 31, 2013, the Company recorded a long-lived asset impairment of $1.2 million in the consolidated statement of operations because anticipated future cash flows at one of the Company's schools could not support the carrying value of its property and equipment.
Property and equipment consisted of the following amounts (in thousands):

Asset Class	March 31, 2013	June 30, 2012	March 31, 2012
Land	$5,496	$16,712	$16,713
Buildings and improvements	25,450	74,783	71,772
Leasehold improvements	566,142	545,646	540,319
Furniture and equipment	162,503	158,464	153,565
Technology and other equipment	320,870	307,511	301,067
Software	92,142	86,810	79,848
Library books	44,130	42,706	42,073
Construction in progress	21,941	21,725	17,135
Total	1,238,674	1,254,357	1,222,492
Less accumulated depreciation	(694,943)	(602,560)	(568,604)
Property and equipment, net	$543,731	$651,797	$653,888
Depreciation and amortization expense related to property and equipment was $38.6 million and $38.7 million, respectively, for the three months ended March 31, 2013 and 2012 and $118.8 million and $112.9 million, respectively, for the nine months ended March 31, 2013 and 2012.
Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 included $3.9 million and $3.6 million of amortization expense on software assets, respectively. Depreciation and amortization expense for the nine months ended March 31, 2013 and 2012 include $16.1 million and $10.8 million of amortization expense on software assets, respectively. Amortization expense on software assets for the nine months ended March 31, 2013 included $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life.
During the quarter ended December 31, 2012, the Company completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over initial lease terms ranging from three to 15 years. The Company classified these leases as operating and considers them normal leasebacks with no other continuing involvement. The Company recorded a net loss of $3.5 million related to these transactions at the time of their closing; however, a gain of approximately $17.8 million was deferred at December 31, 2012 and will be recognized over the initial terms of the new leases as a reduction to educational services expense.

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value. The excess of the amount paid to acquire the Company at the time of the Transaction over the fair values of these net assets represented the intrinsic value of the Company beyond its tangible and identifiable intangible net assets and was assigned to goodwill. In connection with the Transaction, the Company recorded approximately $2.6 billion of goodwill, which was allocated to its four reporting units: The Art Institutes, Argosy University, Brown Mackie Colleges and South University. The goodwill balance attributed to the Brown Mackie Colleges reporting unit was fully written off in connection with the impairment charge incurred in the quarter ended March 31, 2012.
On April 1 of each fiscal year, the Company formally evaluates the carrying amount of goodwill for each of its four education systems, each of which represents a reporting unit of the Company. In addition, the Company also performs an evaluation on an interim basis if it determines that recent events or prevailing conditions indicate a potential impairment of goodwill. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, overall financial performance such as adverse changes in recent forecasts of operating results, industry and market considerations, the Company's market capitalization, updated business plans and regulatory and legal developments. A two step process is used to determine the amount to be recorded for an impairment. In the first step, the Company determines the fair value of each reporting unit and compares that value to the reporting unit's carrying value. If the results of this first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed, which requires that the Company determine the implied fair value of goodwill in the same manner as if it had acquired those reporting units as of the testing date. Under the second step, an impairment is recognized if the carrying amount of a reporting unit’s goodwill is greater than its implied fair value. If an impairment charge is required to be recorded, it is presented as an operating expense in the period in which the goodwill’s carrying value exceeds its new implied fair value.

The Company's market capitalization of its equity was approximately 18% lower than its carrying value at March 31, 2013 and was below carrying value for all but five days of the quarter then ended. Due primarily to this factor, the Company did not believe that it was more-likely-than-not that the fair values of each of its reporting units exceeded their carrying values as of March 31, 2013 and performed a step one interim goodwill impairment test for each of its reporting units. The results indicated that the Argosy University and South University reporting units each had fair values in excess of their carrying values by more than 35%. However, the test indicated that the fair value of The Art Institutes fell slightly below its carrying value as of March 31, 2013. Therefore, a step two test was required to be performed for The Art Institutes reporting unit, which yielded a goodwill impairment charge of $294.5 million in the quarter ended March 31, 2013. None of this charge was deductible for income tax purposes.
The Company estimated the fair value of its reporting units in step one using a combination of the traditional discounted cash flow approach and the guideline public company method, which takes into account the relative price and associated earnings multiples of publicly-traded peer companies. These approaches utilize a significant number of unobservable "Level Three" inputs, such as future cash flow assumptions and discount rate selection. See Note 10, "Fair Value of Financial Instruments" for a definition of Level Three inputs.
The valuation of the Company's reporting units under the traditional discounted cash flow approach requires the use of internal business plans that are based on judgments and estimates, which account for expected future economic conditions, demand and pricing for the Company's educational services, costs, inflation and discount rates, and other factors. The use of judgments and estimates involves inherent uncertainties. The Company's measurement of the fair values of its reporting units is dependent on the accuracy of the assumptions used and how the Company's estimates compare to future operating performance. The key assumptions used are, but are not limited to, the following:

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

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital ("WACC"). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. The Company develops its cost of equity estimate using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which the Company estimates using the average return on corporate bonds as of the valuation date, adjusted for taxes. At March 31, 2013, the WACC used to estimate the fair value of The Art Institutes reporting unit was 15.0%, while the Argosy University and South University reporting units used a WACC of 17.5% and 18.0%, respectively.

The Company also recorded multiple goodwill impairment charges in fiscal 2012. The Company recognized a total of $459.4 million in goodwill impairment charges at its Argosy University, South University and Brown Mackie Colleges reporting units during the quarter ended March 31, 2012, of which $379.0 million was not deductible for income tax purposes. Also, in the fourth fiscal quarter of fiscal 2012, the Company recognized a goodwill impairment charge of $1,123.1 million at The Art Institutes, none of which was deductible for income tax purposes.
A roll forward of the Company's consolidated goodwill balance from June 30, 2011 to March 31, 2013 is as follows (in thousands):

	June 30, 2011	Impairment Charge	June 30, 2012	Impairment Charge	March 31, 2013
The Art Institutes	$1,984,688	$(1,123,069)	$861,619	$(294,460)	$567,159
Argosy University	219,350	(155,905)	63,445	—	63,445
Brown Mackie Colleges	254,561	(254,561)	—	—	—
South University	123,400	(84,914)	38,486	—	38,486
Total goodwill	$2,581,999	$(1,618,449)	$963,550	$(294,460)	$669,090
Intangible Assets
In connection with the step one and step two goodwill analyses performed as of March 31, 2013 described above, the Company performed an impairment analysis with respect to indefinite-lived intangible assets. As a result, the Company recorded a $28.0 million impairment related to the trade name of The Art Institutes in the quarter ended March 31, 2013. The fair value of The Art Institutes trade name was determined under the relief from royalty method (which is similar to the income approach). This approach utilized Level Three inputs, which consisted of a 2.0% royalty rate and a 15.5% discount rate.
The remaining indefinite-lived intangible assets relate to each reporting unit's licensing, accreditation and Title IV program participation assets, the fair values of which were determined under a combination of the cost and income approaches. No impairment was recorded for these assets during the quarter ended March 31, 2013 as their fair values exceeded their carrying values.
Intangible assets other than goodwill consisted of the following amounts (in thousands):

	March 31, 2013		June 30, 2012		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
The Art Institutes trade name	$190,000	$—	$218,000	$—	$330,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	95,862	—	112,179	—
Curriculum and programs	42,434	(31,385)	38,702	(28,541)	37,364	(27,350)
Student contracts, applications and relationships	39,511	(37,104)	39,511	(36,270)	39,511	(35,992)
Favorable leases and other	19,424	(17,703)	19,424	(16,659)	19,434	(16,302)
Total intangible assets	$387,231	$(86,192)	$411,499	$(81,470)	$538,488	$(79,644)
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
Amortization of intangible assets was $1.7 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively, and $4.9 million and $5.8 million for the nine months ended March 31, 2013 and 2012, respectively.
Total estimated amortization of the Company’s intangible assets for each of the fiscal years ending June 30, 2013 through 2017 and thereafter is as follows at March 31, 2013 (in thousands):

Fiscal years	Amortization Expense
2013 (remainder)	$1,289
2014	4,765
2015	4,149
2016	2,793
2017	2,121
Thereafter	60

6.	OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following (in thousands):

	March 31, 2013	June 30, 2012	March 31, 2012
Student receivables, net of allowances of $23,826, $19,532 and $15,931	$21,983	$15,233	$9,672
Deferred financing fees	11,473	14,768	15,896
Deferred compensation	13,240	12,164	12,661
Other	9,182	8,906	8,947
Total other long-term assets	$55,878	$51,071	$47,176

Student receivables, net of allowances, relate to the extension of credit to students for amounts due beyond one year. This extension of credit to students helps fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs, private loans and cash payments by students. Out-of-school balances are reserved for at a higher rate than in-school balances. During fiscal 2013, the Company extended the repayment period for financing made available to students from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation. The Company's gross long-term student receivables were as follows (in thousands):

	March 31, 2013	June 30, 2012	March 31, 2012
In-school	$32,844	$24,354	$17,794
Out-of-school	12,965	10,411	7,809
Gross long-term student receivables	$45,809	$34,765	$25,603

A roll forward of the Company's total allowance for doubtful accounts and loan loss reserves from June 30, 2011 to March 31, 2013 is as follows (in thousands):

Balance June 30, 2011	$199,357
Bad debt expense	163,926
Amounts written off	(113,001)
Balance June 30, 2012	250,282
Bad debt expense	129,659
Amounts written off	(173,220)
Balance March 31, 2013	$206,721

These amounts were recorded within student receivables, net and other long-term assets on the consolidated balance sheets. When certain criteria are met, which is generally when receivables age past the due date by more than four months and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are reserved for at higher rates than accounts for students who are in school and are written off after repeated collection attempts have been unsuccessful. During fiscal 2013, the Company reduced the number of days after which accounts in collection are written off. This change had no impact to the statement of operations or net student receivables as the applicable accounts were fully reserved.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	March 31, 2013	June 30, 2012	March 31, 2012
Payroll and related taxes	$57,480	$50,291	$70,352
Capital expenditures	4,310	5,624	3,826
Advertising	25,032	24,837	23,425
Interest	3,391	3,296	11,390
Benefits	15,482	14,014	11,146
Other	43,087	39,286	49,699
Total accrued liabilities	$148,782	$137,348	$169,838

During the quarter ended September 30, 2012, the Company completed a restructuring plan at several locations to improve operational efficiencies and recorded a related charge of $9.1 million. The restructuring charge consisted of $7.5 million related to employee severance costs, primarily at The Art Institutes segment, and a lease abandonment charge of $1.6 million at one of the Company's operations offices. At March 31, 2013, the remaining liability for this restructuring plan was $1.3 million, which primarily consists of net rent charges to be paid through fiscal 2019 relating to the lease abandonment.

8.	SHORT-TERM AND LONG-TERM DEBT
U.S. Department of Education Letters of Credit
The Company had outstanding letters of credit of $353.0 million at March 31, 2013, the largest of which is issued to the U.S. Department of Education, which requires that the Company maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. In December 2012, the U.S. Department of Education decreased the amount of the required letter of credit from $414.5 million to $348.6 million, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during the fiscal year ended June 30, 2012.

During fiscal 2012, the Company entered into two cash secured letter of credit facilities pursuant to which the lenders agreed to issue letters of credit at any time to the U.S. Department of Education in an aggregate face amount of up to $200.0 million. The Company's obligations with respect to such letters of credit are secured by liens in favor of the lenders on certain of the Company's cash deposits, which must total at least 105% of the aggregate face amount of any outstanding letters of credit. These two facilities currently mature on July 8, 2014 or earlier if the existing revolving credit facility is terminated.
As of March 31, 2013, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company utilized $148.6 million of letter of credit capacity under its revolving credit facility and all $200.0 million of capacity under the cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105% collateralization requirement. Any future reduction in the usage of the cash secured letter of credit facilities will reduce the amount of cash that is classified as restricted cash on the consolidated balance sheet.
Short-Term Debt
There were $111.3 million of borrowings outstanding under the $328.3 million revolving credit facility at June 30, 2012. These borrowings were repaid in full on July 2, 2012. There were no borrowings outstanding under the revolving credit facility at March 31, 2013 and 2012. After adjusting for outstanding letters of credit, which decrease availability under the revolving credit facility, the Company had $175.3 million of remaining borrowing capacity under the revolving credit facility at March 31, 2013.
The interest rate on amounts outstanding under the revolving credit facility at June 30, 2012 was 6.25%, which is equal to the prime rate, as defined under the credit facility, plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility can change depending on the Company's leverage ratios and credit ratings. The Company is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios, which are described further below.
Long-Term Debt
The Company’s long-term debt consisted of the following amounts (in thousands):

	March 31, 2013	June 30, 2012	March 31, 2012
Senior secured term loan facility, due in June 2016	$738,476	$744,539	$746,560
Senior secured term loan facility, due in March 2018, net of discount of$3,050, $3,508 and $3,660	343,159	345,545	346,340
Senior cash pay/PIK notes, due in July 2018, net of discount of $29,074	203,826	—	—
Senior notes, due in June 2014	9,707	375,000	375,000
Other	252	460	528
Total long-term debt	1,295,420	1,465,544	1,468,428
Less current portion	(12,076)	(12,076)	(12,076)
Total long-term debt, less current portion	$1,283,344	$1,453,468	$1,456,352
Senior Cash Pay/PIK Notes
On March 5, 2013, Education Management LLC ("EM LLC"), an indirect wholly-owned subsidiary of EDMC, and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) completed a private exchange offer (the "Exchange Offer") in which they offered to exchange their 8.75% senior notes due June 1, 2014 ("Old Notes") for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 ("New Notes") and (ii) cash. In connection with the Exchange Offer and a simultaneous private exchange on the same terms, the Company issued $203.0 million of New Notes and paid down $162.3 million of Old Notes with cash on hand. The remaining Old Notes of $9.7 million not tendered in the Exchange Offer were extinguished in April 2013 at par. Included in the $365.3 million of Old Notes tendered for exchange was $4.0 million owned by an affiliate of one of the Sponsors.
The Company incurred $5.2 million of fees to third parties that were reported as a loss on debt refinancing in the consolidated statement of operations during the current period. Included in these third party fees was $2.9 million paid to affiliates of one of the Sponsors.
Cash interest on the New Notes will accrue at the rate of 15% per annum and is payable semi-annually on March 30 and September 30, commencing on September 30, 2013. For any interest period after March 30, 2014 up to and including July 1, 2018, interest in addition to the cash interest payable will be paid by increasing the principal amount of the outstanding New Notes or by issuing additional New Notes (“PIK Interest”). PIK Interest on the New Notes will accrue at a rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 31, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 31, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 31, 2017 through and including July 1, 2018. Additionally, the New Notes are required to be paid at a premium of 13% at their contractual maturity, which is being treated as an original issuance discount for accounting purposes. Including PIK interest and the original issuance discount, the annual effective interest rate on the New Notes is 19.8%.
The indenture governing the New Notes contains a number of covenants that restrict, subject to certain exceptions, EM LLC’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, make certain investments, enter into certain types of transactions with affiliates, create liens securing certain debt without securing the New Notes, sell certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and designate its subsidiaries as unrestricted subsidiaries.
Senior Secured Credit Facility
At March 31, 2013, the term loan under the Company's senior secured credit facilities included outstanding balances of $343.2 million due March 30, 2018 (the “Tranche C-3 Loan”) and $738.5 million due June 1, 2016 (the “Tranche C-2 Loan”).  The Tranche C-3 Loan bears interest at a rate equal to the greater of three-month LIBOR or 1.25%, plus a margin of 7.0%, or 8.25% at March 31, 2013, June 30, 2012 and March 31, 2012.  The Tranche C-2 Loan bears interest at a rate equal to three-month LIBOR plus a margin of 4.00%, or  4.31%, 4.50% and 4.50% at March 31, 2013, June 30, 2012 and March 31, 2012, respectively.  Both tranches may be prepaid at any time, subject with respect to the Tranche C-3 Loan to substantial penalties in connection with any prepayment prior to March 30, 2014.
In connection with the amendments made in fiscal 2011 and 2012 to the Company's senior secured credit facilities giving rise to the current terms and structure of the term debt described above, the Company capitalized $4.3 million of third party costs as deferred financing fees within other long-term assets, of which $0.7 million was paid to an affiliate of one of the Sponsors.  Additionally, the Company capitalized a $3.7 million discount as a reduction to long-term debt.  These fees are being charged to interest expense over the life of the debt through the maturity date.  Included as part of these amendments were an increase to the covenant basket amount for capital expenditures and certain restricted payments and the ability to use cash to collateralize letters of credit.
The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities on a quarterly basis. EM LLC met the requirements of these two financial covenants for the twelve month period ended March 31, 2013.

9.	DERIVATIVE INSTRUMENTS
The Company has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. Effective July 1, 2011, the Company entered into three interest rate swap agreements for an aggregate notional amount of $950.0 million. One swap agreement is for a notional amount of $325.0 million and effectively fixes future interest payments at a maximum rate of 9.44% through June 1, 2013. The other two swap agreements, one of which was entered into with an affiliate of one of the Sponsors, are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015.
The fair values of the interest rate swap liabilities were $24.2 million, $30.1 million and $29.8 million at March 31, 2013, June 30, 2012 and March 31, 2012, respectively. At March 31, 2013, approximately $0.5 million was recorded in accrued liabilities as the underlying agreement matures on June 1, 2013, and $23.7 million was recorded in other long-term liabilities. The balances at June 30, 2012 and March 31, 2012 were recorded in other long-term liabilities.
On March 30, 2012, the Company replaced $348.6 million of its term loan with a new $350.0 million term loan, as described in Note 8, "Short-term and Long-term Debt." Because the interest payable on the new term loan is based on the higher of LIBOR or 1.25% (rather than strictly the prevailing LIBOR) plus a margin of 7.0%, the $325.0 million interest rate swap does not qualify for cash flow hedge accounting treatment as of the date of this refinancing. As a result, the Company recorded a fair value loss of $2.5 million that was previously reflected in other comprehensive loss as interest expense in the quarter ended March 31, 2012 with subsequent changes to the fair value of this interest rate swap being recorded as interest expense in the period incurred. The Company recorded a $0.5 million revaluation loss through interest expense during the nine months ended March 31, 2013 related to this interest rate swap.

The refinancing of the term loan did not impact the Company's other two swap agreements. At March 31, 2013, there was a cumulative unrealized loss of $14.9 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet. This loss would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements.
Over the next twelve months, the Company estimates that approximately $7.8 million, net of tax, will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at March 31, 2013.
The Company used Level Two inputs to value its interest rate swaps as defined in Note 10, "Fair Value of Financial Instruments," which includes obtaining quotes from counter-parties that are based on LIBOR forward curves and assessing non-performance risk based upon published market data.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions of what market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.
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
The following table presents the carrying amounts and fair values of the interest rate swap liabilities, which are measured at fair value on a recurring basis based on the framework described in Note 9, "Derivative Instruments," and the fair values of the Company's debt, which is recorded at carrying value (in thousands):

	March 31, 2013			June 30, 2012			March 31, 2012
	Carrying Value	Level One	Level Two	Carrying Value	Level One	Level Two	Carrying Value	Level One	Level Two
Recurring:
Interest rate swap liabilities	$24,206	$—	$24,206	$30,114	$—	$30,114	$29,805	$—	$29,805
Disclosure only:
Variable rate debt	1,081,635	—	918,467	1,090,084	—	980,477	1,092,900	—	1,037,768
Fixed rate debt	213,785	213,785	—	375,460	341,710	—	375,528	371,778	—
The fair value of the Company’s debt was based on each instrument’s trading value at the dates presented. Cash and cash equivalents, restricted cash, student accounts receivable, notes receivable, the revolving credit facility, accounts payable and accrued expenses have fair values that approximate their carrying values.
As described in Note 5, "Goodwill and Intangible Assets," the Company recorded goodwill and indefinite-lived intangible asset impairments during fiscal 2013 and fiscal 2012. Additionally, the Company recorded a $1.2 million impairment described in Note 4, "Property and Equipment." This resulted in the following assets being measured at fair value on a non-recurring basis using Level Three inputs:

•	goodwill at The Art Institutes reporting unit as of March 31, 2013 and June 30, 2012;

•	the trade name for The Art Institutes as of March 31, 2013 and June 30, 2012;

•	the licensing, accreditation and Title IV program participation assets at The Art Institutes and Argosy University as of June 30, 2012;

•	goodwill at Brown Mackie Colleges, South University and Argosy University as of March 31, 2012; and

•	certain long-lived assets at one of the Company's schools as of March 31, 2013.

11.	INCOME TAXES
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
The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering the relative impact of all available evidence, both positive and negative, to determine whether, based upon the weight of that evidence a valuation allowance is needed. This evaluation requires the use of considerable judgment and estimates that are subject to change. Excluding deferred tax liabilities related to indefinite-lived intangible assets, which are not scheduled to reverse, the Company is in a net deferred tax asset position at March 31, 2013.
The Company will incur cumulative losses before taxes in the three most recent fiscal years ended June 30, 2013 due to impairment charges recorded in fiscal years 2012 and 2013 as described in Note 5, "Goodwill and Intangible Assets." However, excluding the non-deductible impairment charges incurred in fiscal 2012, the Company would have had income before taxes for the three year period ended June 30, 2012. Further, the Company expects that it will have income before taxes for the three year period ended June 30, 2013, excluding non-deductible impairment charges incurred in fiscal 2013 and 2012. Additionally, the Company has consistently generated taxable income in the past and reasonably expects to generate sufficient taxable income in the future to realize the benefit of its deferred tax assets. Therefore, the Company believes it is more-likely-than-not that it will realize the benefit of its deferred tax assets and, as such, no valuation allowance is required except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data," Note 11, "Income Taxes" of the June 30, 2012 Annual Report on Form 10-K with respect to certain state deferred tax assets.
The Company's effective tax rate was (2.3)% and 5.7% for the three months ended March 31, 2013 and 2012, respectively. The Company's effective tax rate was (7.9)% and (10.9)%, respectively, for the nine months ended March 31, 2013 and 2012. The effective tax rates in all periods were significantly impacted by goodwill impairment charges, most of which were not deductible for tax purposes. Excluding the income statement impact of the impairments in both fiscal 2013 and 2012, the effective tax rates would have been 39.1% and 40.4% in the three and nine months ended March 31, 2013, respectively, and 38.0% and 38.7% in the three and nine months ended March 31, 2012, respectively. The effective tax rate differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and the accounting related to uncertain tax positions.
As a result of the expiration of certain statutes of limitation with respect to the 2009 and 2008 fiscal years, the Company's liability for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes, decreased by $0.7 million and $0.9 million during the three month periods ended March 31, 2013 and 2012, respectively. The Company's effective tax rate was impacted by $0.7 million during each of the three month periods ended March 31, 2013 and 2012, related to these statutes of limitation expirations. In addition, the Company reduced tax expense by $0.7 million in the current quarter as a result of a state income tax refund.
As of March 31, 2013, the Company's accrual for uncertain tax positions was $3.9 million, excluding interest and the indirect benefits associated with state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits, excluding interest and the indirect benefits associated with state income taxes, will decrease by $2.9 million within the next twelve months due to the expiration of certain statutes of limitation with respect to the 2010 fiscal year. The tax benefit of such a decrease, if recognized, would be a discrete item in the third quarter of fiscal year 2014.
The statutes of limitation for the Company's U.S. income tax returns are closed for years through fiscal 2009. The statutes of limitation for the Company's state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local income tax returns are generally closed for years through fiscal 2008.
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
Buirkle APA Program Accreditation Lawsuit
The Company and Argosy University were the subject of claims brought by former students who enrolled in the Clinical Psychology program offered by the Dallas campus of Argosy University pursuant to two cases filed in the District Court for Dallas County, Texas, Buirkle et al. v. Argosy Education Group, Inc. University, Education Management LLC and Education Management Corporation and Adibian et al. v. Argosy Education Group, Inc., Education Management LLC, and Education Management Corporation. The petitions allege that, prior to the plaintiffs' enrollment and/or while the plaintiffs were enrolled in the program, the defendants made material misrepresentations regarding the importance of accreditation of the program by the Commission on Accreditation of the American Psychological Association, the status of the application of the Dallas campus for such accreditation, the availability of loan repayment options for the plaintiffs, and the quantity and quality of the plaintiffs' career options. Plaintiffs seek monetary compensatory and punitive damages.
The Company has entered into settlement agreements with 20 of the plaintiffs for the payment by the Company of an immaterial amount in settlement. The remaining three plaintiffs are pursuing common law fraud cases in state court. The Company believes the claims in the lawsuits to be without merit and intends to vigorously defend itself.
State Attorney General Investigations
In January 2013, The New England Institute of Art received a civil investigative demand from the Commonwealth of Massachusetts Attorney General requesting information for the period from January 1, 2010 to the present pursuant to an investigation of practices by the school in connection with marketing and advertising job placement and student outcomes, the recruitment of students and the financing of education. The Company previously responded to a similar request that The New England Institute of Art received in June 2007 and intends to cooperate with the Attorney General in connection with its investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Securities and Exchange Commission Subpoena
On March 20, 2013, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission requesting documents and information relating to the Company's valuation of goodwill and its bad debt allowance for student receivables. The Company intends to cooperate with the SEC in its investigation. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
13. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The New Notes described in Note 8 "Short-Term and Long-Term Debt" are fully and unconditionally guaranteed by EDMC and all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school, or has been formed for such purposes, and subsidiaries that have no material assets (collectively, the “Guarantor Subsidiaries”). All other subsidiaries of EM LLC, either direct or indirect, (the “Non-Guarantor Subsidiaries”) do not guarantee the New Notes.
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of March 31, 2013, June 30, 2012 and March 31, 2012. The results of operations and comprehensive income (loss) for the three and nine months ended March 31, 2013 and 2012 and the condensed statements of cash flows for the nine months ended March 31, 2013 and 2012 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$176,449	$120	$3,825	$—	$180,394	$3,220	$—	$183,614
Restricted cash	45,803	—	226,226	—	272,029	—	—	272,029
Student and other receivables, net	2,753	172	177,652	—	180,577	1	—	180,578
Inventories	—	154	6,846	—	7,000	—	—	7,000
Other current assets	34,681	538	101,121	—	136,340	—	—	136,340
Total current assets	259,686	984	515,670	—	776,340	3,221	—	779,561
Property and equipment, net	64,881	6,104	472,746	—	543,731	—	—	543,731
Inter-company balances	405,600	(30,868)	(535,186)	—	(160,454)	160,454	—	—
Other long-term assets	25,346	—	30,532	—	55,878	—	—	55,878
Investment in subsidiaries	708,831	—	—	(708,831)	—	81,460	(81,460)	—
Intangible assets, net	1,513	31	299,495	—	301,039	—	—	301,039
Goodwill	7,328	—	661,762	—	669,090	—	—	669,090
Total assets	$1,473,185	$(23,749)	$1,445,019	$(708,831)	$2,185,624	$245,135	$(81,460)	$2,349,299
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	48,295	2,419	423,613	—	474,327	(1)	—	474,326
Total current liabilities	60,145	2,419	423,839	—	486,403	(1)	—	486,402
Long-term debt, less current portion	1,283,321	—	23	—	1,283,344	—	—	1,283,344
Other long-term liabilities	46,729	280	199,088	—	246,097	—	—	246,097
Deferred income taxes	1,530	515	86,275	—	88,320	(104)	—	88,216
Total liabilities	1,391,725	3,214	709,225	—	2,104,164	(105)	—	2,104,059
Total shareholders’ equity (deficit)	81,460	(26,963)	735,794	(708,831)	81,460	245,240	(81,460)	245,240
Total liabilities and shareholders’ equity (deficit)	$1,473,185	$(23,749)	$1,445,019	$(708,831)	$2,185,624	$245,135	$(81,460)	$2,349,299

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(26,249)	$98	$213,960	$—	$187,809	$3,199	$—	$191,008
Restricted cash	42,931	—	224,949	—	267,880	—	—	267,880
Student and other receivables, net	4,149	153	221,214	—	225,516	(1)	—	225,515
Inventories	—	159	8,223	—	8,382	—	—	8,382
Other current assets	35,543	660	113,660	—	149,863	—	—	149,863
Total current assets	56,374	1,070	782,006	—	839,450	3,198	—	842,648
Property and equipment, net	72,279	7,846	571,672	—	651,797	—	—	651,797
Inter-company balances	1,059,102	(26,456)	(1,181,164)	—	(148,518)	148,518	—	—
Other long-term assets	15,276	—	35,794	—	51,070	1	—	51,071
Investment in subsidiaries	826,651	—	—	(826,651)	—	344,742	(344,742)	—
Intangible assets, net	2,031	39	327,959	—	330,029	—	—	330,029
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Total assets	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$123,150	$—	$226	$—	$123,376	$—	$—	$123,376
Other current liabilities	63,935	8,319	338,378	—	410,632	(3)	—	410,629
Total current liabilities	187,085	8,319	338,604	—	534,008	(3)	—	534,005
Long-term debt, less current portion	1,453,234	—	234	—	1,453,468	—	—	1,453,468
Other long-term liabilities	52,450	374	190,465	—	243,289	2	—	243,291
Deferred income taxes	1,530	515	109,826	—	111,871	(104)	—	111,767
Total liabilities	1,694,299	9,208	639,129	—	2,342,636	(105)	—	2,342,531
Total shareholders’ equity (deficit)	344,742	(26,709)	853,360	(826,651)	344,742	496,564	(344,742)	496,564
Total liabilities and shareholders’ equity (deficit)	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$227,263	$47	$6,997	$—	$234,307	$53,196	$—	$287,503
Restricted cash	48,243	—	235,810	—	284,053	—	—	284,053
Student and other receivables, net	8,771	174	156,319	—	165,264	(1)	—	165,263
Inventories	—	117	9,918	—	10,035	—	—	10,035
Other current assets	26,653	218	97,218	—	124,089	—	—	124,089
Total current assets	310,930	556	506,262	—	817,748	53,195	—	870,943
Property and equipment, net	69,445	7,657	576,786	—	653,888	—	—	653,888
Inter-company balances	665,834	(29,550)	(742,409)	—	(106,125)	106,125	—	—
Other long-term assets	48,521	—	(1,345)	—	47,176	—	—	47,176
Investment in subsidiaries	1,989,615	—	—	(1,989,615)	—	1,533,959	(1,533,959)	—
Intangible assets, net	1,950	42	456,852	—	458,844	—	—	458,844
Goodwill	7,328	—	2,079,291	—	2,086,619	—	—	2,086,619
Total assets	$3,093,623	$(21,295)	$2,875,437	$(1,989,615)	$3,958,150	$1,693,279	$(1,533,959)	$4,117,470
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	37,679	4,880	500,324	—	542,883	(4)	—	542,879
Total current liabilities	49,529	4,880	500,550	—	554,959	(4)	—	554,955
Long-term debt, less current portion	1,456,050	—	302	—	1,456,352	—	—	1,456,352
Other long-term liabilities	52,839	376	188,043	—	241,258	2	—	241,260
Deferred income taxes	1,246	265	170,111	—	171,622	(124)	—	171,498
Total liabilities	1,559,664	5,521	859,006	—	2,424,191	(126)	—	2,424,065
Total shareholders’ equity (deficit)	1,533,959	(26,816)	2,016,431	(1,989,615)	1,533,959	1,693,405	(1,533,959)	1,693,405
Total liabilities and shareholders’ equity (deficit)	$3,093,623	$(21,295)	$2,875,437	$(1,989,615)	$3,958,150	$1,693,279	$(1,533,959)	$4,117,470

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$2,002	$636,901	$—	$638,903	$—	$—	$638,903
Costs and expenses:
Educational services	22,807	1,213	326,114	—	350,134	—	—	350,134
General and administrative	(42,959)	2,863	206,910	—	166,814	—	—	166,814
Depreciation and amortization	6,762	151	33,353	—	40,266	—	—	40,266
Long-lived asset impairments	—	—	323,690		323,690			323,690
Total costs and expenses	(13,390)	4,227	890,067	—	880,904	—	—	880,904
Income (loss) before interest and income taxes	13,390	(2,225)	(253,166)	—	(242,001)	—	—	(242,001)
Interest expense (income), net	29,869	—	600	—	30,469	(5)	—	30,464
Loss on debt refinancing	5,232	—	—	—	5,232	—	—	5,232
Equity in loss of subsidiaries	(203,855)	—	—	203,855	—	(283,999)	283,999	—
Loss before income taxes	(225,566)	(2,225)	(253,766)	203,855	(277,702)	(283,994)	283,999	(277,697)
Income tax expense (benefit)	58,433	(822)	(51,314)	—	6,297	—	—	6,297
Net loss	$(283,999)	$(1,403)	$(202,452)	$203,855	$(283,999)	$(283,994)	$283,999	$(283,994)

Net change in unrecognized loss on interest rate swaps, net of tax	$1,514	$—	$—	$—	$1,514	$1,514	$(1,514)	$1,514
Foreign currency translation loss	(147)	—	(147)	147	(147)	(147)	147	(147)
Other comprehensive income (loss)	1,367	—	(147)	147	1,367	1,367	(1,367)	1,367
Comprehensive loss	$(282,632)	$(1,403)	$(202,599)	$204,002	$(282,632)	$(282,627)	$282,632	$(282,627)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,430	$701,069	$—	$702,499	$—	$—	$702,499
Costs and expenses:
Educational services	42,995	2,265	336,943	—	382,203	1	—	382,204
General and administrative	(37,258)	338	228,611	—	191,691	56	—	191,747
Depreciation and amortization	6,626	142	33,842	—	40,610	—	—	40,610
Goodwill impairment	—	—	495,380		495,380			495,380
Total costs and expenses	12,363	2,745	1,094,776	—	1,109,884	57	—	1,109,941
Loss before interest and income taxes	(12,363)	(1,315)	(393,707)	—	(407,385)	(57)	—	(407,442)
Interest expense (income), net	24,826	—	599	—	25,425	(1)	—	25,424
Loss on debt refinancing	9,474	—	—	—	9,474	—	—	9,474
Equity in loss of subsidiaries	(331,525)	—	—	331,525	—	(417,060)	417,060	—
Loss before income taxes	(378,188)	(1,315)	(394,306)	331,525	(442,284)	(417,116)	417,060	(442,340)
Income tax expense (benefit)	38,872	294	(64,390)	—	(25,224)	—	—	(25,224)
Net Loss	$(417,060)	$(1,609)	$(329,916)	$331,525	$(417,060)	$(417,116)	$417,060	$(417,116)

Net change in unrecognized loss on interest rate swaps, net of tax	$1,439	$—	$—	$—	$1,439	$1,439	$(1,439)	$1,439
Foreign currency translation gain	141	—	141	(141)	141	141	(141)	141
Other comprehensive income	1,580	—	141	(141)	1,580	1,580	(1,580)	1,580
Comprehensive loss	$(415,480)	$(1,609)	$(329,775)	$331,384	$(415,480)	$(415,536)	$415,480	$(415,536)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$6,161	$1,897,202	$—	$1,903,363	$—	$—	$1,903,363
Costs and expenses:
Educational services	87,122	6,503	998,182	—	1,091,807	1	—	1,091,808
General and administrative	(74,336)	(561)	587,393	—	512,496	—	—	512,496
Depreciation and amortization	25,641	454	97,572	—	123,667	—	—	123,667
Long-lived asset impairments	—	—	323,690		323,690			323,690
Total costs and expenses	38,427	6,396	2,006,837	—	2,051,660	1	—	2,051,661
Loss before interest and income taxes	(38,427)	(235)	(109,635)	—	(148,297)	(1)	—	(148,298)
Interest expense (income), net	91,144	—	1,798	—	92,942	(18)	—	92,924
Loss on debt refinancing	5,232		—		5,232	—	—	5,232
Equity in loss of subsidiaries	(120,498)	—	—	120,498	—	(265,960)	265,960	—
Loss before income taxes	(255,301)	(235)	(111,433)	120,498	(246,471)	(265,943)	265,960	(246,454)
Income tax expense (benefit)	10,659	19	8,811	—	19,489	—	—	19,489
Net loss	$(265,960)	$(254)	$(120,244)	$120,498	$(265,960)	$(265,943)	$265,960	$(265,943)

Net change in unrecognized loss on interest rate swaps, net of tax	$2,766	$—	$—	$—	$2,766	$2,766	$(2,766)	$2,766
Foreign currency translation gain	(88)	—	(88)	88	(88)	(88)	88	(88)
Other comprehensive income	2,678	—	(88)	88	2,678	2,678	(2,678)	2,678
Comprehensive loss	$(263,282)	$(254)	$(120,332)	$120,586	$(263,282)	$(263,265)	$263,282	$(263,265)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$6,106	$2,115,676	$—	$2,121,782	$—	$—	$2,121,782
Costs and expenses:
Educational services	85,571	7,549	1,039,301	—	1,132,421	—	—	1,132,421
General and administrative	(77,327)	(188)	658,951	—	581,436	172	—	581,608
Depreciation and amortization	19,590	363	98,741	—	118,694	—	—	118,694
Goodwill impairment	—	—	495,380		495,380			495,380
Total costs and expenses	27,834	7,724	2,292,373	—	2,327,931	172	—	2,328,103
Loss before interest and income taxes	(27,834)	(1,618)	(176,697)	—	(206,149)	(172)	—	(206,321)
Interest expense (income), net	77,273	—	1,871	—	79,144	(5)	—	79,139
Loss on debt refinancing	9,474	—	—	—	9,474	—	—	9,474
Equity in loss of subsidiaries	(199,809)	—	—	199,809	—	(326,868)	326,868	—
Loss before income taxes	(314,390)	(1,618)	(178,568)	199,809	(294,767)	(327,035)	326,868	(294,934)
Income tax expense (benefit)	12,478	176	19,447	—	32,101	—	—	32,101
Net loss	$(326,868)	$(1,794)	$(198,015)	$199,809	$(326,868)	$(327,035)	$326,868	$(327,035)

Net change in unrecognized loss on interest rate swaps, net of tax	$(4,690)	$—	$—	$—	$(4,690)	$(4,690)	$4,690	$(4,690)
Foreign currency translation loss	(641)	—	(641)	641	(641)	(641)	641	(641)
Other comprehensive loss	(5,331)	—	(641)	641	(5,331)	(5,331)	5,331	(5,331)
Comprehensive loss	$(332,199)	$(1,794)	$(198,656)	$200,450	$(332,199)	$(332,366)	$332,199	$(332,366)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(165,111)	$(5,647)	$456,939	$286,181	$21	$286,202
Cash flows from investing activities:
Expenditures for long-lived assets	(7,707)	(725)	(56,154)	(64,586)	—	(64,586)
Proceeds from sales of long-lived assets	—	—	65,065	65,065		65,065
Other investing activities	(858)	—	(6,244)	(7,102)	—	(7,102)
Net cash flows provided by (used in) investing activities	(8,565)	(725)	2,667	(6,623)	—	(6,623)
Cash flows from financing activities:
Net repayments of debt and other	(286,885)	—	(211)	(287,096)		(287,096)
Inter-company transactions	663,259	6,394	(669,653)	—	—	—
Net cash flows provided by (used in) financing activities	376,374	6,394	(669,864)	(287,096)	—	(287,096)
Effect of exchange rate changes on cash and cash equivalents	—	—	123	123	—	123
Increase (decrease) in cash and cash equivalents	202,698	22	(210,135)	(7,415)	21	(7,394)
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$176,449	$120	$3,825	$180,394	$3,220	$183,614

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(187,444)	$409	$336,648	$149,613	$3,063	$152,676
Cash flows from investing activities
Expenditures for long-lived assets	(6,819)	(752)	(57,108)	(64,679)	—	(64,679)
Other investing activities	—	—	(14,248)	(14,248)	—	(14,248)
Net cash flows used in investing activities	(6,819)	(752)	(71,356)	(78,927)	—	(78,927)
Cash flows from financing activities
Net repayments of debt	(98,874)	—	(195)	(99,069)	—	(99,069)
Common stock repurchased and stock option exercises	—	—	—	—	(90,138)	(90,138)
Inter-company transactions	537,216	120	(627,474)	(90,138)	90,138	—
Net cash flows provided by (used in) financing activities	438,342	120	(627,669)	(189,207)	—	(189,207)
Effect of exchange rate changes on cash and cash equivalents	—	—	(263)	(263)	—	(263)
Increase (decrease) in cash and cash equivalents	244,079	(223)	(362,640)	(118,784)	3,063	(115,721)
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224
Ending cash and cash equivalents	$227,263	$47	$6,997	$234,307	$53,196	$287,503

14. SEGMENT REPORTING
The Company's principal business is providing post-secondary education. The Company manages its operations through four operating segments, which through March 31, 2012 were aggregated into one reportable segment, as all criteria for aggregation under applicable accounting rules were met. As of June 30, 2012, the Company began to report results for each of its four operating segments because the Company could no longer demonstrate margin convergence with respect to its operating segments with relative certainty over a reasonable period of time. The Company's four reportable segments are The Art Institutes, Argosy University, Brown Mackie Colleges and South University.
Earnings before interest, income taxes, depreciation and amortization ("EBITDA") excluding certain expenses is the measure used by the chief operating decision maker to evaluate segment performance and allocate resources. It is defined as net income before net interest expense, income taxes, depreciation and amortization and certain expenses presented below. EBITDA excluding certain expenses is not a recognized term under generally accepted accounting principles ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. A reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated loss before income taxes along with other summary financial information by reportable segment is presented below (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues:
The Art Institutes	$393,560	$442,842	$1,185,232	$1,341,344
Argosy University	94,430	104,781	268,663	308,995
Brown Mackie Colleges	73,876	77,949	226,122	240,617
South University	77,037	76,927	223,346	230,826
Total EDMC	$638,903	$702,499	$1,903,363	$2,121,782

EBITDA excluding certain expenses:
The Art Institutes	$100,527	$124,611	$280,714	$386,688
Argosy University	16,373	19,202	33,363	50,580
Brown Mackie Colleges	8,436	14,521	28,798	50,733
South University	15,410	(1,980)	30,670	1,320
Corporate and other	(18,791)	(21,898)	(65,341)	(68,993)
Total EDMC	121,955	134,456	308,204	420,328

Reconciliation to consolidated loss before income taxes:
Long-lived asset impairments (A)	323,690	495,380	323,690	495,380
Loss on debt refinancing	5,232	9,474	5,232	9,474
Restructuring (B)	—	5,908	9,145	12,575
Depreciation and amortization	40,266	40,610	123,667	118,694
Net interest expense	30,464	25,424	92,924	79,139
Loss before income taxes	$(277,697)	$(442,340)	$(246,454)	$(294,934)

(A) Current period charge consists of a $294.5 million goodwill impairment at The Art Institutes, $28.0 million impairment of The Art Institutes trade name and a $1.2 million impairment of property and equipment at one of the Company's schools. Refer to Note 5, "Goodwill and Intangible Assets" for more detail.

(B) Refer to Note 7, "Accrued Liabilities" for more information on the current period charge. The prior year nine-month period includes a $10.1 million employee severance charge and a $2.5 million lease termination charge.

Assets: (C)	March 31, 2013	June 30, 2012	March 31, 2012
The Art Institutes	$1,417,887	$1,824,385	$3,023,789
Argosy University	236,759	308,286	276,611
Brown Mackie Colleges	202,844	268,694	181,377
South University	188,915	272,729	210,709
Corporate and other	302,894	165,001	424,984
Total EDMC	$2,349,299	$2,839,095	$4,117,470

(C) Excludes inter-company activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks to our business:

•	U.S. Department of Education Program Integrity Regulations have negatively impacted our financial results and will likely impact future results.
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

As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, recent changes in the availability of PLUS program loans have negatively impacted our business, particularly with respect to The Art Institutes, and will continue to do so in the future. During fiscal 2012, we believe that the U.S. Department of Education implemented more stringent underwriting criteria for PLUS program loans. While PLUS program loans for most of fiscal 2012 remained fairly consistent with fiscal 2011, students attending, or interested in attending, our schools experienced a significant decrease in PLUS loans awarded in the fourth quarter of fiscal 2012, and we expect this trend to continue into the foreseeable future.  For example, The Art Institutes experienced a 28% and 41% decrease in the number of students using PLUS program loans to fund a portion of their education expense in the fourth quarter of fiscal 2012 and first nine months of fiscal 2013, respectively, as compared to their respective prior year periods.
Recently, we have taken a number of actions to address this issue including, among other measures, expanding our scholarship programs at The Art Institutes and extending greater amounts of credit to those Art Institute students who are denied PLUS program loans but who still enroll in school. We increased the maximum length of payment plans from 36 months beyond graduation to 42 months beyond graduation effective in October 2012, and we recently announced a tuition freeze through calendar year 2015 for any student enrolled by October 2013 at The Art Institutes. In addition, during the quarter ended March 31, 2013, we commenced a new student lending program under which we will purchase loans awarded and disbursed to our students from a private lender. We do not expect activity under this program to be significant through the remainder of fiscal 2013; however, loans awarded and disbursed under this program will likely increase during fiscal 2014.
Nevertheless, this change in PLUS loan availability, along with continued economic pressures and a reluctance by parents to incur additional indebtedness, is expected to result in a significant decrease in the number of students using

PLUS program loans to finance their education at our Art Institute schools, which will adversely impact the number of students attending those schools in the future.  Furthermore, the increased lending activity described above will likely continue to result in comparably higher bad debt expense as a percentage of net revenues in future periods. For example, bad debt expense as a percentage of net revenues was 6.8% during the first nine months of fiscal 2013, as compared to 5.5% during the first nine months of fiscal 2012.

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

As described in greater detail in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Trends, Developments and Challenges” in our Annual Report on Form 10-K, we believe that the non-traditional students who comprise a significant portion of our online student population have been impacted more significantly by the prolonged nature of the current economic downturn.  Additionally, we believe that competition for fully-online students has increased over the last several years and that, in general, interest in our programs has been adversely affected by the substantial negative media coverage of our business and industry. These external factors, as well as changes that we have made to our online academic programs, such as the shift to a non-term academic structure for our fully-online programs at Argosy University and South University and changes within our marketing efforts at South University, have impacted the performance of fully-online offerings. Recently, we have started to see improved financial performance for South University as a result of the changes to the marketing of its fully-online programs described above.

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
Due to the impact of the foregoing factors, our net revenues and average student population declined in fiscal 2012 and in the first nine months of fiscal 2013. Our average enrolled student body decreased from 147,000 during the nine months ended March 31, 2012 to 129,500 during the nine months ended March 31, 2013 and our average enrolled student body for fully-online programs decreased from 40,800 to 32,500 during the same periods. Our net revenues decreased from $2,121.8 million during the nine months ended March 31, 2012 to $1,903.4 million during the nine months ended March 31, 2013. Although we anticipate these factors will continue to impact us during the remainder of fiscal 2013, we are seeing encouraging demand trends as well as improved student retention across our colleges and universities.
Additionally, our cash flows from operations have been trending downward in past periods consistent with the declines in net revenues. In order to address future cash needs, during the second quarter of fiscal 2013 we completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million, which are classified as a cash inflow from investing activities in the nine months ended March 31, 2013. These proceeds were used to help pay down $162.3 million of the outstanding balance on our $375.0 million senior notes due in June 2014, which was recorded as a cash outflow from financing activities.  Refer to Item 1, "Financial Statements", Note 4, "Property and Equipment" and Note 8, "Short-term and Long-term Debt" for more information on these transactions. In addition, through purchasing efficiencies, reprioritizing certain projects and the elimination of others, we believe that our fiscal 2013 capital spending will be approximately 3.5% of net revenues. We have opened one school location during fiscal 2013 and expect to open one additional school location in calendar 2013, depending on the timing of regulatory approvals.
The trends described above also have resulted in our business becoming less predictable, which we expect to remain the case for the foreseeable future.
Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	54.8%	54.4%	57.4%	53.4%
General and administrative	26.0%	27.3%	26.8%	27.3%
Depreciation and amortization	6.3%	5.8%	6.5%	5.6%
Long-lived asset impairments	50.7%	70.5%	17.0%	23.3%
Total costs and expenses	137.8%	158.0%	107.7%	109.6%
Loss before interest and taxes	(37.8)%	(58.0)%	(7.7)%	(9.6)%
Interest expense, net	4.8%	3.6%	4.9%	3.7%
Loss on debt refinancing	0.8%	1.3%	0.3%	0.4%
Loss before income taxes	(43.4)%	(62.9)%	(12.9)%	(13.7)%
Income tax expense (benefit)	1.0%	(3.6)%	1.0%	1.5%
Net loss	(44.4)%	(59.3)%	(13.9)%	(15.2)%
Three Months Ended March 31, 2013 (current quarter) Compared with the Three Months Ended March 31, 2012 (prior year quarter)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
Net revenues consist primarily of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials.  The amount of tuition revenue received from students varies based on the average tuition charge per credit hour, average credit hours taken per student, type of program, specific curriculum and average student population.  The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments.  Bookstore and housing revenues are largely a function of the average student population. The significant majority of our net revenues indirectly come from various government-sponsored student finance programs.  Our quarterly net revenues and net income fluctuate primarily as a result of the pattern of student enrollments.  We typically recognize less net revenue in the first quarter of our fiscal year than other quarters due to student vacations.
Net revenues decreased 9.1% to $638.9 million in the current quarter compared to $702.5 million in the prior year quarter due primarily to an 11.4% decrease in average enrolled student body to 128,300 students compared to the prior year quarter. In addition, new student enrollment in the March 31, 2013 quarter decreased by 9.5% compared to the prior year quarter, to approximately 24,500 students. The reduction in new student enrollment includes the impact of the strategic changes made in marketing efforts in the summer of 2012 related to South University's fully-online programs explained in more detail under "Analysis of Operating Results by Reportable Segment." When excluding enrollment from South University's fully-online programs, new student enrollment increased by 2.0%. Average revenue per student increased by 2.6% in the current quarter due to a greater mix of campus-based students relative to fully-online students.

Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs. Educational services expense decreased by $32.1 million, or 8.4%, to $350.1 million in the current quarter. As a percentage of net revenues, educational services expense increased by 40 basis points. During the prior year quarter, we recognized $3.0 million of restructuring and lease termination expenses at two of our four education systems; after adjusting for these items, educational services expense increased by 82 basis points compared to the prior year quarter.
Within educational services expense, rent expense increased by 107 basis points in the current quarter compared to the prior year quarter primarily due to decreases in average class size and the resulting loss of operating leverage. Additionally, the new leases associated with the five sale-leaseback transactions that were completed with unrelated third parties in the second quarter of fiscal 2013 contributed to this increase.
Bad debt expense was $39.9 million, or 6.2% of net revenues, in the current quarter compared to $41.2 million, or 5.9% of net revenues, in the prior year quarter, an increase of 37 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to an increase in the extension of credit to our students largely attributable to the reduced PLUS loan availability explained above under "Key Trends, Developments and Challenges." Partially offsetting the bad debt increases from increased extension of credit to our students were lower receivable balances and better collections for students enrolled in fully-online programs at Argosy University and South University.
Partially offsetting the above items was a decrease in salaries and benefits expenses in the current quarter compared to the prior year quarter of 52 basis points. The remaining net decrease of ten basis points resulted from changes in other costs, none of which was individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. General and administrative expense was $166.8 million in the current quarter, a decrease of 13.0% from $191.7 million in the prior year quarter. As a percentage of net revenues, general and administrative expense decreased by 119 basis points compared to the prior year quarter. During the prior year quarter, we recognized $2.9 million of restructuring expenses; after adjusting for this item, general and administrative expense decreased by 77 basis points compared to the prior year quarter.
Marketing and admissions costs were 22.7% of net revenues in the current quarter and 23.0% of net revenues in the prior year quarter representing a decrease of 26 basis points. This decrease is primarily due to the impact of the strategic changes made in marketing efforts in the summer of 2012 related to South University's fully-online programs explained in more detail below under "Analysis of Operating Results by Reportable Segment."
In addition, non-marketing and admissions related salaries and benefits decreased by 26 basis points and consulting and related costs, including legal costs, decreased by 27 basis points in the current quarter compared to the prior year quarter. The remaining net increase of two basis points as a percentage of net revenues in the current quarter relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $40.3 million in the current quarter compared to $40.6 million in the prior year quarter, a decrease of 0.8%. Depreciation and amortization expense increased by 52 basis points in the current quarter as a percentage of net revenues primarily due to lower net revenues in the current quarter compared to the prior year quarter.
Loss on debt refinancing
On March 5, 2013, we completed the exchange of $365.3 million of our 8.75% senior notes due June 1, 2014 for (i) $203.0 million of New Notes and (ii) $162.3 million of cash. In connection with the exchange offer, we incurred fees of $5.2 million to third parties that were recorded as a loss on debt refinancing during the quarter ended March 31, 2013.
On March 30, 2012, we completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under our senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The amendment was accounted for as an extinguishment of the original term loan, and we recorded a loss on debt refinancing of $9.5 million during the quarter ended March 31, 2012. This loss was comprised of $2.0 million of previously deferred financing fees and $7.5 million in fees paid to lending institutions to complete the refinancing.
Refer to Item 1, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.

Long-lived asset impairments
During the current quarter, we recorded long-lived asset impairments of $323.7 million which consisted of a non-cash goodwill impairment of $294.5 million and a non-cash indefinite-lived intangible asset impairment of $28.0 million at The Art Institutes reporting unit. In addition, we recorded a $1.2 million non-cash impairment charge related to fixed assets at one of our schools in the current quarter. During the prior year quarter, we recorded long-lived asset impairments of $495.4 million, which consisted of non-cash goodwill impairments of $155.9 million, $254.6 million and $84.9 million at Argosy University, Brown Mackie Colleges and South University, respectively. Refer to Item 1, "Financial Statements", Note 5, "Goodwill and Intangible Assets" for more information.
Interest expense, net
Net interest expense was $30.5 million in the current quarter, an increase of $5.0 million, or 19.8%, from the prior year quarter. The increase was primarily due to a higher variable interest rate following the amendment to our senior secured credit facility in March 2012. Refer to Item 1, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.
Provision for income taxes
Our effective tax rates were (2.3)% and 5.7% for the quarters ended March 31, 2013 and 2012, respectively. The effective tax rates in each quarter were significantly impacted by goodwill impairments, the majority of which were not deductible for income tax purposes. After adjusting for these impairments, our effective tax rates would have been 39.1% and 38.0% for the quarters ended March 31, 2013 and 2012, respectively. In each of the quarters ended March 31, 2013 and 2012, we reduced tax expense by $0.7 million due to the reversal of uncertain tax liabilities upon the expiration of statutes of limitation. In the current quarter, we also reduced tax expense by $0.7 million as a result of a state income tax refund.
The effective rate increased in the current quarter as compared to the prior year quarter due to the impact that permanent tax differences have on lower earnings compared to the prior year, as well as a higher proportion of projected earnings coming from states with higher tax rates. The effective tax rates differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.
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
Nine Months Ended March 31, 2013 (current period) Compared with the Nine Months Ended March 31, 2012 (prior year period)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
Net revenues decreased 10.3% from $2,121.8 million in the prior year period to $1,903.4 million in the current period due primarily to an 11.9% decrease in average enrolled student body to 129,500 students compared to the prior year period. In addition, new student enrollment in the March 31, 2013 year to date period decreased by 17% compared to the prior year period, to approximately 81,300 students, which was primarily due to declines in new student enrollment in fully-online programs. Average revenue per student increased by 1.8% in the current period due to a greater mix of campus-based students relative to fully-online students.
Educational services expense
Educational services expense decreased by $40.6 million, or 3.6%, from $1,132.4 million in the prior year period to $1,091.8 million in the current period. As a percentage of net revenues, educational services expense increased by 399 basis points.
Bad debt expense was $129.7 million, or 6.8% of net revenues, in the current period compared to $117.7 million, or 5.5% of net revenues, in the prior year period, which represented an increase of 127 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to an increase in the extension of credit to our students, which is largely attributable to the reduced PLUS loan availability explained above under "Key Trends, Developments and Challenges."
Salaries and benefits expenses increased 109 basis points as a percentage of net revenues and rent expense associated with school locations increased 107 basis points as a percentage of net revenues compared to the prior year period due primarily to decreases in average class size and the resulting loss of operating leverage. We also completed five sale-leaseback transactions with unrelated third parties in the second quarter of fiscal 2013 that resulted in recognizing a net loss of $3.5 million. This loss represented an increase of 18 basis points as a percentage of net revenues compared to the prior year period. Cost of retail sales increased by 23 basis points primarily due to the Brown Mackie Colleges segment converting to iPads, which includes electronic books, and the resulting decrease in margins. The remaining net increase of 15 basis points in the current nine month period relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense was $512.5 million in the current period, a decrease of 11.9% from $581.6 million in the prior year period. As a percentage of net revenues, general and administrative expense decreased by 49 basis points compared to the prior year period.
Marketing and admissions costs were 22.6% of net revenues in the current period compared to 23.0% of net revenues in the prior year period representing a decrease of 39 basis points. The remaining net decrease of ten basis points in the current period relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $123.7 million in the current period compared to $118.7 million in the prior year period, an increase of 4.2%. During the current period, we recorded accelerated amortization of $4.6 million primarily resulting from the write off of a software asset that no longer had a useful life. After adjusting for this charge, depreciation and amortization expense increased by 66 basis points in the current period as a percentage of net revenues primarily due to lower net revenues in the current period compared to the prior year period.
Loss on debt refinancing
On March 5, 2013, we completed the exchange of $365.3 million of our 8.75% senior notes due June 1, 2014 for (i) $203.0 million of New Notes and (ii) $162.3 million of cash. In connection with the exchange offer, we incurred fees of $5.2 million to third parties that were recorded as a loss on debt refinancing during the nine months ended March 31, 2013.
On March 30, 2012, we completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under our senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The amendment was accounted for as an extinguishment of the original term loan, and we recorded a loss on debt refinancing of $9.5 million during the nine months ended March 31, 2012. This loss was comprised of $2.0 million of previously deferred financing fees and $7.5 million in fees paid to lending institutions to complete the refinancing.
Refer to Item 1, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.
Long-lived asset impairments
During the nine months ended March 31, 2013, we recorded long-lived asset impairments of $323.7 million which consisted of a non-cash goodwill impairment of $294.5 million and a non-cash indefinite-lived intangible asset impairment of $28.0 million at The Art Institutes reporting unit. In addition, we recorded a $1.2 million non-cash impairment charge related to fixed assets at one of our schools in the current quarter. During the nine months ended March 31, 2013, we recorded long-lived asset impairments of $495.4 million, which consisted of non-cash goodwill impairments of $155.9 million, $254.6 million and $84.9 million at Argosy University, Brown Mackie Colleges and South University, respectively. Refer to Item 1, "Financial Statements," Note 5, "Goodwill and Intangible Assets" for more information.
Interest expense, net
Net interest expense was $92.9 million in the current period, an increase of $13.8 million, or 17.4%, from the prior year period. The increase was primarily due to a higher variable interest rate following the amendment to our senior secured credit facility in March 2012. Refer to Item 1, "Financial Statements," Note 8, "Short-Term and Long-Term Debt" for more information.
Provision for income taxes
Our effective tax rates were (7.9)% and (10.9)% for the nine months ended March 31, 2013 and 2012, respectively. The effective tax rates in each period were significantly impacted by goodwill impairments, the majority of which were not deductible for income tax purposes. After adjusting for these impairments, our effective tax rates would have been 40.4% and 38.7% for the nine month periods ended March 31, 2013 and 2012, respectively. In each of the nine months ended March 31, 2013 and 2012, we reduced tax expense by $0.7 million due to the reversal of uncertain tax liabilities upon the expiration of statutes of limitation. In the current year period, we reduced tax expense by $0.7 million as a result of a state income tax refund.
The effective rate increased in the current period as compared to the prior year period due to the impact that permanent tax differences have on lower earnings compared to the prior year, as well as a higher proportion of projected earnings coming from states with higher tax rates. The effective tax rates differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and accounting related to uncertain tax positions.
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
Analysis of Operating Results by Reportable Segment
Each of the Company's schools provides student-centered education. Our schools are organized by education system and are aligned to specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics, and our operations are organized into four corresponding reportable segments. The Company's four reportable segments are The Art Institutes, Argosy University, Brown Mackie Colleges and South University.
Student information by segment was as follows:

	For the Three Months Ended March 31,
New student enrollment:	2013	2012	% Change
The Art Institutes	11,200	12,100	(7.3)%
Argosy University	5,100	4,300	18.1%
Brown Mackie Colleges	4,100	4,000	3.7%
South University	4,100	6,700	(39.0)%
Total EDMC	24,500	27,100	(9.5)%

Average enrolled student body (A):
The Art Institutes	67,000	75,300	(11.1)%
Argosy University	25,300	28,400	(10.9)%
Brown Mackie Colleges	17,000	18,600	(8.3)%
South University	19,000	22,500	(15.6)%
Total EDMC	128,300	144,800	(11.4)%
(A) Average enrolled student body is calculated as the three month average of the unique students who met attendance requirements within a month of the quarter.

	April	April
Starting student enrollment (B):	2013	2012	% Change
The Art Institutes	63,700	70,500	(9.8)%
Argosy University	24,500	26,100	(6.2)%
Brown Mackie Colleges	16,700	18,200	(8.1)%
South University	17,600	20,100	(12.3)%
Total EDMC	122,500	134,900	(9.2)%

(B) Fully-online enrollment is measured based on the number of students meeting attendance requirements over a two-week period near the start of the fiscal quarter.
EBITDA excluding certain expenses is the measure used by the chief operating decision maker to evaluate segment performance and allocate resources. It is defined as net income before net interest expense, income taxes, depreciation and amortization and certain expenses. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. Refer to Item 1, “Financial Statements,” Note 14, “Segments” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated loss before income taxes.
Net revenues and EBITDA excluding certain expenses by segment were as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues:
The Art Institutes	$393,560	$442,842	$1,185,232	$1,341,344
Argosy University	94,430	104,781	268,663	308,995
Brown Mackie Colleges	73,876	77,949	226,122	240,617
South University	77,037	76,927	223,346	230,826
Total EDMC	$638,903	$702,499	$1,903,363	$2,121,782

EBITDA excluding certain expenses: (A)
The Art Institutes	$100,527	$124,611	$280,714	$386,688
Argosy University	16,373	19,202	33,363	50,580
Brown Mackie Colleges	8,436	14,521	28,798	50,733
South University	15,410	(1,980)	30,670	1,320
Corporate and other	(18,791)	(21,898)	(65,341)	(68,993)
Total EDMC	$121,955	$134,456	$308,204	$420,328
(A) EBITDA excluding certain expenses excludes the following:

•	long-lived asset impairments and a loss on debt refinancing in all current year and prior year periods;

•	restructuring expenses in the current nine-month period; and

•	restructuring expenses in the prior year periods.
Refer to Item 1, “Financial Statements," Note 5, "Goodwill and Intangible Assets" and Note 14, “Segment Reporting" for more information.

Additionally, depreciation and amortization expense is excluded from EBITDA excluding certain expenses, which was as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Depreciation and Amortization:	2013	2012	2013	2012
The Art Institutes	$20,689	$20,700	$59,969	$60,136
Argosy University	4,294	4,466	12,753	13,325
Brown Mackie Colleges	5,503	6,104	17,116	17,948
South University	3,377	3,327	9,885	9,453
Corporate and other	6,403	6,013	23,944	17,832
Total EDMC	$40,266	$40,610	$123,667	$118,694

Three Months Ended March 31, 2013 (current quarter) Compared with the Three Months Ended March 31, 2012 (prior year quarter)
The Art Institutes
Net revenues decreased by $49.3 million, or 11.1%, to $393.6 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 11.1%, or approximately 8,300 students. In addition, new student enrollment in the current quarter decreased by 7.3% compared to the prior year quarter to approximately 11,200 students. The decreases in average and new student enrollments were primarily the result of the factors described above under "Key Trends, Developments and Challenges."
The volume of applications for prospective students at The Art Institutes decreased in the current quarter compared to the prior year quarter. Additionally, the rate at which students who completed an application and enrolled in one of our programs, which we refer to as our "start rate," declined for The Art Institutes compared to the prior year quarter. This decrease was due in part to the difficulty many traditional-aged students are having financing their education due to the decreased availability of PLUS program loans.
These declines in student enrollment and net revenues contributed to the $24.1 million decrease in EBITDA excluding certain expenses, which fell to $100.5 million at The Art Institutes in the current quarter. While operating expenses were higher as a percentage of net revenues compared to the prior year quarter, actual costs decreased compared to the prior year quarter primarily due to previously implemented staffing adjustments intended to align costs with enrollment levels and slightly lower advertising expense.
We determined a portion of the existing goodwill balance at The Art Institutes reporting unit was impaired at March 31, 2013. Refer to "Use of Estimates and Critical Accounting Policies" and Item 1, "Financial Statements", Note 5, "Goodwill and Intangible Assets" for more information.
Argosy University
Net revenues decreased by $10.4 million, or 9.9%, to $94.4 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 10.9%, or approximately 3,100 students. The decrease in average enrolled student body was primarily the result of the factors described above under "Key Trends, Developments and Challenges." However, new student enrollment increased by 18.1% to approximately 5,100 students in the current quarter as compared to the prior year quarter.
Application volume for prospective students increased significantly in the current quarter compared to the prior year quarter. In addition, new student cohort retention, which we measure 180 days after the initial start of the academic term, improved significantly during the current quarter compared to the prior year quarter.
The decline in average enrolled student body and net revenues contributed to the $2.8 million decrease in EBITDA excluding certain expenses to $16.4 million at Argosy University in the current quarter compared to the prior year quarter. While operating expenses were higher as a percentage of net revenues compared to the prior year quarter, actual costs decreased compared to the prior year quarter primarily due to previously implemented staffing adjustments intended to align costs with enrollment levels and slightly lower advertising expense.
Brown Mackie Colleges
Net revenues decreased $4.1 million, or 5.2%, to $73.9 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 8.3%, or approximately 1,600 students. The decrease in average enrolled student body was primarily the result of the factors described above under "Key Trends, Developments and Challenges." However, new student enrollment in the current quarter increased by 3.7% to approximately 4,100 students compared to the prior year quarter. In addition, new student cohort retention improved significantly compared to the prior year quarter.
The above decrease in average enrolled student body and net revenues contributed to a $6.1 million decrease in EBITDA excluding certain expenses to $8.4 million at Brown Mackie Colleges in the current quarter compared to the prior year quarter. Operating expenses increased 3.2% in the current quarter compared to the prior year quarter. Cost of retail sales increased due to the transition of this segment's students from traditional book sales to the use of iPads and electronic books in the current fiscal year and the resulting decrease in margins. Rent expense increased in the current quarter due to a lease termination fee received that was being amortized as a reduction to rent expense through December 2012. Additionally, advertising expense increased slightly in the current quarter compared to the prior year quarter.
South University
Net revenues were flat in the current quarter compared to the prior year quarter despite a decrease in average enrolled student body of 15.6%, or approximately 3,500 students, and a new student enrollment decline of 39.0% to approximately 4,100 students. The decreases in student enrollment was offset by an increase in average revenue per student of 18.6% in the current quarter due to a greater mix of campus-based students relative to fully-online students.
Average and new student enrollments as well as application volume increased in the current quarter for campus-based programs compared to the prior year quarter. The overall decrease in student enrollment in the current quarter was primarily the result of fewer students enrolling in South University's fully-online programs. South University substantially revised its marketing efforts for fully-online programs at the beginning of fiscal 2013 in order to more effectively attract students who it believes are more likely to apply, start and persist towards completion of their academic program. This change resulted in substantially fewer new students but better performance on quality metrics such as new student cohort retention, which improved significantly during the current quarter for both campus-based and fully-online programs.
South University's EBITDA excluding certain expenses was $15.4 million in the current quarter compared to a loss of $2.0 million in the prior year quarter. The increase of $17.4 million in EBITDA excluding certain expenses quarter over quarter was primarily due to the marketing changes described above, which resulted in lower marketing and admissions expenses.
Nine Months Ended March 31, 2013 (current period) Compared with the Nine Months Ended March 31, 2012 (prior year period)
The Art Institutes
Net revenues decreased by $156.1 million, or 11.6%, to $1,185.2 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 11.4%, or approximately 8,700 students. In addition, new student enrollment in the current period decreased by 14.6% compared to the prior year period to approximately 40,400 students.
The volume of applications for prospective students at The Art Institutes decreased in the current period compared to the prior year period. Additionally, the start rate declined for The Art Institutes compared to the prior year period. This decrease was due in part to the difficulty many traditional-aged students are having financing their education due to the decreased availability of PLUS program loans.
These declines in student enrollment and net revenues contributed to the $106.0 million decrease in EBITDA excluding certain expenses, which fell to $280.7 million at The Art Institutes in the current period. While operating expenses were higher as a percentage of net revenues compared to the prior year period, actual costs decreased primarily due to cost savings from reductions in staffing levels and slightly lower advertising expense. These decreases were partially offset by higher bad debt expense in the current period compared to the prior year period, principally from the extension of credit to students enrolled at The Art Institutes due in part to the recent changes in the availability of PLUS program loans.
We determined a portion of the existing goodwill balance at The Art Institutes reporting unit was impaired at March 31, 2013. Refer to "Use of Estimates and Critical Accounting Policies" and Item 1, "Financial Statements", Note 5, "Goodwill and Intangible Assets" for more information.
Argosy University
Net revenues decreased by $40.3 million, or 13.1%, to $268.7 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 13.4%, or approximately 3,900 students. In addition, new student enrollment in the current period compared to the prior year period decreased by 6.0% to approximately 14,400 students. Application volume for prospective students at Argosy University increased in the current year period compared to the prior year period while start rates were down.
These declines in student enrollment and net revenues contributed to the $17.2 million decrease in EBITDA excluding certain expenses to $33.4 million at Argosy University in the current period compared to the prior year period. While operating expenses were higher as a percentage of net revenues compared to the prior year period, actual costs decreased compared to the prior year period primarily due to cost savings from reductions in staffing levels and lower advertising expenses.
Brown Mackie Colleges
Net revenues decreased $14.5 million, or 6.0%, to $226.1 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 10.1%, or approximately 2,000 students. In addition, new student enrollment in the current period compared to the prior year period also decreased by 2.9% to approximately 13,000 students.
The above decreases in student enrollment and net revenues resulted in the $21.9 million decrease in EBITDA excluding certain expenses to $28.8 million at Brown Mackie Colleges in the current period compared to the prior year period. Operating expenses increased 3.9% in the current period compared to the prior year period, which was primarily due to an increase in cost of retail sales. This segment transitioned its students to the use of iPads and electronic books in the current period and the resulting decrease in traditional book sales resulted in a decrease in margins. Rent expense also increased in the current period compared to the prior year period.
South University
Net revenues decreased $7.5 million, or 3.2%, to $223.3 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 13.2%, or approximately 2,900 students. In addition, new student enrollment in the current period compared to the prior year period also decreased by 38.4% to approximately 13,500 students. The decreases in student enrollment was partially offset by an increase in average revenue per student of 11.3% in the current year period due to a greater mix of campus-based students relative to fully-online students.
Average and new student enrollments as well as application volume increased in the current period for campus-based programs compared to the prior year period The overall decreases in student enrollment in the current year period were primarily the result of fewer students enrolling in South University's fully-online programs. South University substantially revised its marketing efforts for fully-online programs at the beginning of fiscal 2013 in order to more effectively attract students who it believes are more likely to apply, start and persist towards completion of their academic program.
South University's EBITDA excluding certain expenses was $30.7 million in the current period compared to $1.3 million in the prior year period. The increase of $29.4 million in EBITDA excluding certain expenses in the current period compared to the prior year period was primarily due to the marketing changes described above, which resulted in lower marketing and admissions expenses.
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
Operating cash flows
Despite lower operating performance in the current period, cash flows provided by operating activities for the nine months ended March 31, 2013 were $286.2 million compared to $152.7 million in the nine months ended March 31, 2012. Current year operating cash flows were comparatively higher primarily due to a transfer of $210.0 million to restricted cash in the prior year quarter in connection with the issuance of letters of credit under our cash secured letter of credit facilities, which reduced the prior year period's cash flow from operating activities. The cash secured letter of credit facilities are being used to help satisfy our previously disclosed letter of credit requirement with the U.S. Department of Education.
The extent to which we extend credit to our students has increased over the last several years due to decreases in the availability of PLUS program and private loans for students, and we expect this trend to continue in the future. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Several times over the last two fiscal years, we extended the repayment period for financing made available to students beyond graduation. Most recently we extended the repayment period from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation in October 2012. The total amount of gross receivables that extend beyond twelve months as a result of the additional extension of credit to students, which are recorded as a long-term asset, approximated $45.8 million at March 31, 2013, compared to $25.6 million at March 31, 2012. In March 2013, we commenced a new student lending program under which we will purchase loans awarded and disbursed to our students by a private lender. No aid was awarded under this program for academic terms that started prior to March 31, 2013.
The additional extension of credit has contributed to the increase in bad debt expense as a percentage of our net revenues to 6.8% during the nine months ended March 31, 2013 compared to 5.5% for the nine months ended March 31, 2012. If students continue to utilize this funding source or the new student lending program described above, our bad debt expense as a percentage of net revenues will likely continue to increase and our cash flow from operations will continue to decrease, due to delayed receipts of cash from students. Because these funding sources are not federal student loans, these plans do not directly affect our published federal student loan cohort default rates. However, these funding sources may have an indirect negative impact on the federal student loan cohort default rates because our students effectively may have more total debt upon graduation.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the nine months ended March 31, 2013, there were no significant changes to the start dates of academic terms in session as compared to the prior year period.
Most of our facilities are leased under operating lease agreements. We anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
We have accrued $3.9 million as of March 31, 2013 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may be required to pay the amounts accrued in future periods if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.
Direct Loan Programs and Private Student Loans
We collected the substantial majority of our consolidated net revenues during fiscal 2012 from the receipt by students of Title IV financial aid program funds. On a consolidated basis, cash received from students attending our institutions from Title IV programs represented approximately 73% of our total cash receipts during fiscal 2012. These receipts include $515.8 million of stipends, which are receipts by students of financing that exceeds the tuition and fees paid to our institutions. Stipends are disbursed to students to use for living and other expenses incurred while attending school. Stipends are not included in our consolidated net revenues. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as stipends, the percentage of revenues derived by our institutions from Title IV programs during fiscal 2012 ranged from approximately 56% to approximately 86%, with a weighted average of approximately 79%.
Our students' ability to obtain private loans has decreased substantially during the last three fiscal years due to adverse market conditions for consumer student loans. While we are taking steps to address the private loan needs of our students as described above, the consumer lending market could worsen. The inability of our students to finance their education could cause our student population to decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Investing cash flows
Capital expenditures were $64.6 million, or 3.4% of net revenues, in the nine months ended March 31, 2013, compared to $64.7 million, or 3.0% of net revenues, in the nine months ended March 31, 2012.
Reimbursements for tenant improvements represent cash paid for capital expenditures in which the terms of the applicable lease agreements require the lessors to reimburse the Company for leasehold improvements.
During fiscal 2013, we completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. We recorded a net loss of $3.5 million related to these transactions during the nine months ended March 31, 2013; however, a gain of approximately $17.8 million was deferred and will be recognized over the initial terms of the new leases as a reduction to educational services expense, which range from three to 15 years.
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of March 31, 2013, we had $1,295.4 million in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility, which currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility, that we obtained in connection with the Transaction.
On March 5, 2013, we completed a private exchange offer in which we exchanged our 8.75% senior notes due June 1, 2014 for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 and (ii) cash. In connection with this exchange offer, we paid down $162.3 million of the existing senior notes with cash on hand. We also incurred $5.2 million of fees to third parties of which $4.4 million was paid through March 31, 2013.
At March 31, 2013, we had issued an aggregate of $353.0 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. In December 2012, the U.S. Department of Education decreased the required letter of credit from $414.5 million to $348.6 million, which equals 15% of the total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012.
In order to fund the current letter of credit obligation to the U.S. Department of Education, we used all $200.0 million of capacity under our cash secured letter of credit facilities and $148.6 million of letter of credit capacity under the revolving credit facility. Because letters of credit reduce the amount available for borrowing under the revolving credit facility, the amount available to borrow under the revolving credit facility at March 31, 2013 was $175.3 million.
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

Covenant Compliance
Under its senior secured credit facilities, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of March 31, 2013, EM LLC was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the Senior Cash Pay/PIK Notes and in the credit agreement governing our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indenture governing the Senior Cash Pay/PIK Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts immediately due and payable. Any such acceleration also would result in a default under our indenture governing the Senior Cash Pay/PIK Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indenture governing the Senior Cash Pay/PIK Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.
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

For the Twelve Month Period Ended March 31, 2013
Net loss	$(1,454.7)
Interest expense, net	124.1
Income tax benefit	(26.3)
Depreciation and amortization	163.6
EBITDA	(1,193.3)
Long-lived asset impairments (1)	1,575.1
Loss on debt refinancing (2)	5.2
Severance and relocation	14.4
Non-cash compensation (3)	15.1
Other	8.5
Adjusted EBITDA - Covenant Compliance	$425.0

(1)
We recorded long-lived asset impairments of $323.7 million in the quarter ended March 31, 2013. Additionally, we recorded impairments of goodwill and indefinite-lived intangible assets of $1,251.4 million in the quarter ended June 30, 2012. Refer to Item 1 "Financial Statements," Note 5 "Goodwill and Intangible Assets" and Note 4 "Property and Equipment" for more information.

(2)	In March 2013, we recorded a $5.2 million loss on debt refinancing in connection with the refinancing of the senior notes.

(3)	Represents non-cash expense for stock options and restricted stock.
Our financial covenant requirements under the senior secured credit facilities and actual ratios for the twelve month period ended March 31, 2013 were as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.75x	3.42x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 3.50x	2.62x
Use of Estimates and Critical Accounting Policies
During the three months ended March 31, 2013, we recorded a non-cash goodwill impairment of $294.5 million at The Art Institutes reporting unit. Refer to Item 1, "Financial Statements," Note 5, "Goodwill and Intangible Assets" for more information. The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values at March 31, 2013:

		Step One Analysis:
		Deficit Caused By Hypothetical Reductions to Fair Value
		(in millions)
	Goodwill	5%	15%	25%	35%
The Art Institutes	$568	$—	$—	$(23)	$(138)
Argosy University	63	—	—	—	—
South University	38	—	—	—	—
Total EDMC	$669	$—	$—	$(23)	$(138)
Holding all other factors constant, an increase in the discount rate of 100 basis points would not have resulted in the carrying values of The Art Institutes, Argosy University and South University exceeding their estimated fair values at March 31, 2013 (after recording the current quarter goodwill impairment charge at The Art Institutes).
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
Contingencies
Refer to Item 1 “Financial Statements,” Note 12 “Contingencies."
Off Balance Sheet Arrangements
Most of our facilities are leased under operating lease agreements. We anticipate that future commitments on existing leases through fiscal 2028 will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
At March 31, 2013, we have provided $21.9 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.
New Accounting Standards Not Yet Adopted
None

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the exchange offer of the Company's senior notes as described in Item 1. "Financial Statements," Note 8 "Short-term and Long-term Debt," the Company's weighted average interest rate increased from 7.4% at June 30, 2012 to 9.1% at March 31, 2013.
There have been no other significant changes to our market risk since June 30, 2012. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our June 30, 2012 Annual Report on Form 10-K.

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

In 2011, the U.S. Department of Education promulgated final regulations imposing additional Title IV program eligibility requirements on educational programs, which were scheduled to become effective as of July 1, 2012 and which would have for the first time set forth standards that would be used to measure “preparation for gainful employment” and also require schools to notify the U.S. Department of Education prior to offering additional programs of study. On June 30, 2012, the U.S. District Court for the District of Columbia issued a decision in the case captioned Association of Private Sector Colleges and Universities v. Duncan that vacated most of the gainful employment regulations and remanded them to the U.S. Department of Education for further action. The Court's decision is subject to appeal by the U.S. Department of Education and could be modified or reversed on appeal. Moreover, on April 16, 2013 the U.S. Department of Education announced a new negotiated rulemaking which includes gainful employment as a topic for possible new regulations. We cannot predict whether the U.S. Department of Education will appeal the Court's decision or whether the new negotiated rulemaking will result in new or substantially similar gainful employment regulations as those previously proposed by the U.S. Department of Education. The gainful employment regulations requiring the disclosure of information to prospective students which became effective as of July 1, 2011 were not impacted by the case.

Because it is not yet clear how the U.S. Department of Education will respond to the ruling in the APSCU case or what will happen in connection with the new negotiated rulemaking process, it is not possible at this time to determine with any degree of certainty when new gainful employment regulations will go into effect, if at all, what their requirements ultimately might be or how our programs and business may be affected. However, in the event that the U.S. Department of Education appeals the APSCU case and the decision is overturned, the gainful employment regulations addressing program approvals and minimum standards for student outcomes could become effective. Additionally, the negotiated rulemaking process announced by the U.S. Department of Education could address the issues upon which the Court vacated the regulations. Based on draft data published by the U.S. Department of Education in June 2012, a number of our programs would become ineligible to participate in the Title IV programs if the gainful employment regulations were effective in their current form. Under the regulations as previously adopted, the continuing eligibility of our educational programs for Title IV funding would have been at risk due to factors not completely within our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. Further, even though deficiencies in the metrics may be correctable on a timely basis, the disclosure requirements to students following a failure to meet the standards as previously proposed may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. We have implemented a number of initiatives to respond to the gainful employment rules, such as shorter programs and lowering the costs associated with a number of our programs. However, assuming that the regulations ultimately go into effect and depending upon their terms as ultimately adopted, certain of our programs may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. To the extent that our new programmatic offerings do not offset the loss of any of our current programs which do not satisfy one of the three metrics under the new gainful employment regulation, the loss of students or restrictions to program eligibility could have a material adverse effect on our student population, business, financial condition, results of operations and cash flows.

Our failure to comply with various state regulations or to maintain any national, regional or programmatic accreditation could result in actions taken by those states or accrediting agencies that would have a material adverse effect on our student enrollment, results of operations and cash flows.

Under the HEA, an institution must be authorized by each state in which it is located to participate in Title IV programs. The U.S. Department of Education historically has determined that an institution is licensed or otherwise authorized in order to be certified as eligible to participate in Title IV programs if the institution is licensed or otherwise certified in a state or, alternatively, if the institution's state does not require the institution to obtain licensure or authorization to operate in the state. The new state authorization regulations adopted by the U.S. Department of Education effective July 1, 2011 established specific new federal minimum requirements with respect to the sufficiency of a state's authorization of an educational institution for participation in Title IV programs. The U.S. Department of Education stated at the time it published the final regulation that it recognized that a state might be unable to provide appropriate state authorizations to its institutions by the July 1, 2011 effective date of the regulation and that institutions unable to obtain state authorization in that state may request a one-year extension of the effective date of the regulations to July 1, 2012 (and, if necessary, an additional one year extension of the effective date to July 1, 2013). As of March 31, 2013, we believe that all of our campuses were physically located in states that satisfied the U.S. Department of Education's final rules regarding state authorization except for our schools located in California (14 schools) and Hawaii (one school). In order to address any potential issues in California, our schools intend to apply for licenses with the California state licensing board. We anticipate that the State of Hawaii will adopt state licensing regulations which comply with the U.S. Department of Education's new regulations by June 30, 2013 and we will seek authorization in Hawaii by June 30, 2013. Recently, the U.S. Department of Education has unofficially taken positions about the application of the state authorization regulation that raise questions about whether the state licensing provisions adopted by the states of Texas, Georgia, Utah and other states comply with the new regulations. We are working with the state licensing agencies in each of these jurisdictions along with other industry groups and post-secondary institutions to obtain definitive guidance from the U.S. Department of Education by June 30, 2013 and, in the event that the U.S. Department of Education believes that these or other states are not in compliance with the new regulations, a delay in the effectiveness of the regulations beyond July 1, 2013. In the event that any states in which we have schools are found to not comply with the new state licensing regulations as of July 1, 2013, the affected schools could be deemed to have lacked state authorization and subject to sanctions, including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the schools purportedly lacked state authorization. Additionally, students at our schools located in those states would be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The state authorization regulations adopted effective as of July 1, 2011 also provided that if an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the regulations requiring proof of state approval for online education programs on procedural grounds, and that ruling was later upheld on appeal. A federal District Court overturned the U.S. Department of Education's regulation governing state authorizations of distance education programs in July 2011. However, the courts also ruled that the U.S. Department of Education may elect to re-introduce this rule, and on April 16, 2013 the U.S. Department of Education announced its intention to revisit the state licensing requirements for post-secondary distance education in a new negotiated rulemaking process which is expected to begin in the fall of 2013. No assurance can be given with respect to whether the U.S. Department of Education will adopt new rules addressing licensing requirements for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations.
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
To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2012, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. In December 2012, the U.S. Department of Education decreased the required letter of credit from $414.5 million, 15% of the Title IV program funds received by students at our institutions during fiscal 2011, to $348.6 million, or 15% of total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. We expect to be required to renew the letter of credit at the 15% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase the percentage. See “Summary-Recent Developments-Reduction in Required Amount of Department of Education Letter of Credit.” Outstanding letters of credit reduce lending availability under our revolving credit facility, except to the extent that we obtain cash secured letters of credit, which we are permitted to do under our senior credit facility. In fiscal 2012, we obtained cash secured letters of credit from two lenders in the aggregate amount of $200.0 million in order to satisfy a portion of our letter of credit obligation to the U.S. Department of Education and obtained a letter of credit under our revolving credit facility for the remainder. The cash secured letter of credit facilities expire on July 8, 2014 or if earlier, the date the existing revolving credit facility is terminated. Based on the U.S. Department of Education's current requirement, we believe that we will need to renew or replace the cash secured letters of credit to satisfy our letter of credit obligation in the future, and if we cannot do so, it would impair our liquidity. However, in the future we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. In addition, in order to ensure our schools meet financial responsibility tests at the institutional level, we often contribute money to our schools at the end of each of our fiscal years. We may have less liquidity to fund such contributions in future years. We do not believe any reduction in contributions to our schools will have a material adverse impact on us, but can provide no assurances.
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
The following chart shows our level of consolidated indebtedness at March 31, 2013 (in millions):

Senior secured term loan facility, due in June 2016	$738.5
Senior secured term loan facility, due in March 2018, net of discount	343.2
Senior cash pay/PIK notes due July 2018, net of discount	203.8
Senior notes due in June 2014	9.7
Other	0.2
Total long-term debt	$1,295.4
Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

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
In addition, we and our subsidiaries may incur additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our Senior Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
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
We also cannot assure you that we will be able to refinance any of our indebtedness, including our term loan due 2016, or obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt and, in any event, to the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt. On March 5, 2013, we completed a private exchange offer (the "Exchange Offer") in which we offered to exchange our 8.75% Senior Notes due June 1, 2014 ("Old Notes") for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 ("New Notes") and (ii) cash. In connection with the Exchange Offer, we issued $203.0 million of New Notes and paid down $162.3 million of Old Notes with cash on hand. The remaining Old Notes of $9.7 million not tendered in the Exchange Offer were extinguished in April 2013 at par.
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
Our senior secured credit facilities and the indenture governing our New Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit certain of our subsidiaries' ability to, among other things:

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
In addition, under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of March 31, 2013, it was in compliance with the financial and non-financial covenants. However, its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future. Furthermore, on September 30, 2012, the Consolidated Total Debt to Adjusted EBITDA ratio decreased from 4.00x to 3.50x and the minimum interest coverage ratio increased from 2.50:1 to 2.75:1, which makes it more difficult for us to comply with these covenants in the future.

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
Historically, our quarterly revenues and income have fluctuated primarily as a result of the pattern of student enrollments at our schools. The number of students enrolled at our schools typically is greatest in the second quarter of our fiscal year, when the largest number of recent high school and college graduates typically begin post-secondary education programs. Student vacations generally cause our student enrollments to be at their lowest during our first fiscal quarter. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenue, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year. These fluctuations in our operating results may result in corresponding volatility in the market price for our common stock. Our liquidity needs also fluctuate during the year, with our fourth fiscal quarter being our lowest point. Additionally, we have less liquidity following the use of $172.0 million of cash in connection with the (i) exchange of our Senior Notes due 2014 and the (ii) repayment of the non-exchanged Senior Notes in March 2013 and April 2013, respectively, which furthered tightened our liquidity for future periods.
The personal information that we collect and store may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our schools collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, cyber computer hackers, computer viruses and other security threats. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with upgrades from time to time.

Due to the sensitive nature of the information contained on our networks, such as students' grades, our networks may be targeted by hackers. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or cyber-security attacks or to alleviate problems caused by these breaches. A major breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

Government laws and regulations are evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the post-secondary industry. Existing and future laws and regulations may impede our growth. These regulations and laws may cover consumer protection, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications and internet services. Legislation and regulation in the United States as well as international laws and regulations could result in compliance costs which may reduce our revenue and income, as well as governmental action should our compliance measures not be deemed satisfactory.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS INDEX

Number	Document
10.1 *
Amendment No. 1, dated as of January 29, 2013, to the Letter of Credit Facility Agreement, dated as of
November 30, 2011, among Education Management LLC, Education Management Holdings LLC,
Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, and other parties.

10.2*
Amendment No. 1, dated as of February 15, 2013, to the Letter of Credit Facility Agreement, dated as of
March 9, 2012, among Education Management LLC, Education Management Holdings LLC, BNP
Paribas, as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto.

10.3
Indenture, dated as of March 5, 2013, among Education Management LLC, Education Management
Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as
trustee, governing the Senior Cash Pay/PIK Notes due 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on March 8, 2013).

10.4
Registration Rights Agreement, dated as of March 5, 2013, among the Education Management LLC,
Education Management Finance Corp., the guarantors named therein and the dealer managers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Education
Management Corporation filed on March 8, 2013).

31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/s/ MICK J. BEEKHUIZEN
Mick J. Beekhuizen Executive Vice President and Chief Financial Officer
Date: May 10, 2013