Form 10-K
period 2013-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2013-09-03
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $77.6 million. As of September 3, 2013, there were 124,639,120 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2013 annual meeting of shareholders are incorporated by reference into Part III.

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

•	the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of campus-based and online students enrolled in our programs;

•	failure to effectively market and advertise to new students;

•	changes in average registered credits taken by students;

•	the implementation of new operating procedures for our fully-online programs;

•	adjustments to our programmatic offerings to comply with the 90/10 rule;

•	our ability to comply with the provisions of any "gainful employment" regulation which may be adopted by the U. S. Department of Education;

•	any difficulties we may face in opening additional schools and otherwise expanding our academic programs;

•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost-effective manner;

•	the results of federal, state and accrediting agency program reviews and audits;

•	our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs;

•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;

•	our ability to raise additional capital in the future in light of our substantial leverage;

•	our ability to keep pace with changing market needs and technology;

•	investigations by and regulations promulgated by the Consumer Financial Protection Bureau;

•	investigations by and regulations promulgated by the Federal Trade Commission or other regulatory agencies;

•	increased or unanticipated legal and regulatory costs;

•	capacity constraints or system disruptions to our online computer networks;

•	the vulnerability of our online computer networks to privacy and security risks;

•	failure to attract, integrate, and retain qualified management personnel;

•	competitors with greater resources;

•	declines in the overall growth of enrollment in post-secondary institutions;

•	other market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and overall condition of the industry;

•	changes in the overall U.S. or global economy;

•	disruptions or other changes in access to the credit and equity markets in the United States and worldwide;

•	effects of a general economic slowdown or recession in the United States or abroad;

•	the effects of war, terrorism, natural disasters and other catastrophic events;

•	other risks inherent in non-domestic operations; and

•	any other factors set forth under Item 1A, “Risk Factors."
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

ITEM 1. BUSINESS
On June 1, 2006, EDMC was acquired by a consortium of private investors through a merger of an acquisition company into EDMC, with EDMC surviving the merger (the “Transaction”). As used in this Form 10-K, unless otherwise stated or the context otherwise requires, references to “we”, “us”, “our”, the “Company”, “EDMC” and similar references refer collectively to Education Management Corporation and its subsidiaries. References to our fiscal year refer to the 12-month period ended June 30 of the year referenced.
Business Overview
We are among the largest providers of post-secondary education in North America, with over 132,000 enrolled students as of October 2012, offering academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and strive to improve the learning experience for our students to help them achieve their educational goals across the spectrum of in-demand careers. We target a large and diverse market, as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology.
Each of our schools located in the United States is licensed or otherwise authorized to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our innovative academic programs are designed with an emphasis on employment-focused content and technology that advances education, and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. We had net revenues of $2.5 billion in fiscal 2013 and employed approximately 23,400 people as of June 30, 2013.
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
During our more than 40-year operating history, we have expanded the reach of our education systems and currently operate 110 primary locations across 32 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully-online or through a flexible combination of both online and campus-based education. We strive to maintain a culture of compliance within our organization with the numerous laws and regulations that govern our business and operations.
Each of our 110 schools provides student-centered education. Our schools are organized and managed to capitalize on our four recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics. Our operations are organized into four corresponding reportable segments:

•
The Art Institutes.  The Art Institutes focus on applied arts in creative professions such as graphic design, media arts and animation, culinary arts, photography, interior design, digital filmmaking and video production, audio production, website development, baking and pastry, fashion design and fashion marketing. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully-online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine campus-based and online education. As of June 30, 2013, there were 51 Art Institutes campuses in 25 U.S. states and in Canada. As of October 2012, students enrolled at The Art Institutes represented approximately 54% of our total enrollments.

•
Argosy University.  Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy University offers Doctoral, Master’s and undergraduate degrees through local campuses, fully-online programs and blended formats. Argosy University’s academic programs largely focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. As of June 30, 2013, there were 20 Argosy University campuses in 13 U.S. states. As of October 2012, students enrolled at Argosy University represented approximately 19% of our total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

•
Brown Mackie Colleges.  Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in fields such as medical assisting, criminal justice, business, occupational therapy assistant, veterinary technology, and healthcare administration. As of June 30, 2013, there were 28 Brown Mackie College campuses in 15 U.S. states. As of October 2012, students enrolled at Brown Mackie Colleges represented approximately 13% of our total enrollments.

•
South University.  South University offers academic programs in health sciences and business disciplines, including business administration, health sciences, criminal justice, nursing, information technology, psychology, and healthcare management. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully-online programs and blended formats. As of June 30, 2013 there were 11 South University campuses in nine U.S. states. As of October 2012, students enrolled at South University represented approximately 14% of our total enrollments.

Strategic Focus
We have established a goal of achieving 1,000,000 graduates from our schools by the end of 2020. In order to achieve this goal and drive organizational execution of our plan, we are focused on the following priorities:

•
Increase student retention and, correspondingly, the number of students who graduate from our schools. We continually evaluate student persistence using multiple metrics, including overall persistence under the Accrediting Council of Independent Colleges and Schools (ACICS) criteria; our internal 180-day new student cohort retention rate; and graduate completion results. Our experience indicates that the majority of students who withdraw from school typically do so within their first few academic terms. We track new students to focus additional efforts to keep them in school. Our schools experienced an approximate 3 percentage point increase in the ACICS twelve-month persistence rate for all students in fiscal 2013 as compared to fiscal 2012 due in part to this organizational focus. We will need to continue to increase the percentage of students we retain on an annual basis in order to achieve our goal of 1,000,000 graduates by the end of 2020.

•
Improve the affordability of our programs. The cost of obtaining a post-secondary degree has increased substantially over the last decade while incomes earned by families have stagnated. In addition, the availability of state grants and other financial aid sources for students has decreased due to budgetary constraints. In order to address these issues, we have introduced a number of initiatives to limit or decrease the cost of obtaining a degree from one of our institutions, including freezing tuition at The Art Institutes through 2015 for students who enroll by October 2013, decreasing the number of credit hours necessary to complete certain programs and substantially increasing the availability of scholarships to students. Due to these initiatives, we estimate that the average debt incurred by students graduating from The Art Institutes has decreased by approximately 15% since 2010. Our student-centric, flexible programs  are tailored to meet employers' needs.  We focus on preparing students for in-demand careers, employing innovative teaching methods and the latest technology.

•
Promote and protect the Company's reputation at the local, regional and national level. Our sector has come under a significant level of scrutiny in the last few years and we have gone to great lengths to demonstrate our efforts to improve the access to, and affordability of, education for students.  The Company continues to support initiatives that showcase the need for quality private higher education and the important role played by proprietary institutions such as ours through local community engagement and productive dialogue with our stakeholders.

•
Foster a culture of engaged and motivated faculty and staff. We are resolved to be one of the best places for our employees to build careers. We are committed to making the talent of our employees an advantage by attracting, developing, and retaining talented faculty and staff members who are experienced in and passionate about educating students and preparing them for in-demand careers.

Business Segments
The net revenues for fiscal years 2013, 2012 and 2011 for each of our reportable segments were as follows (in thousands):

	For the Twelve Months Ended June 30,
Net Revenues:	2013	2012	2011
The Art Institutes	$1,543,385	$1,738,542	$1,791,176
Argosy University	356,544	397,458	431,097
Brown Mackie Colleges	298,175	314,801	348,140
South University	300,495	310,166	317,216
Total EDMC	$2,498,599	$2,760,967	$2,887,629
See Part II – Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II – Item 8 – “Financial Statements and Supplementary Data,” Note 18, “Segments" for more information.
The following table shows the location of each campus within each of our four reportable segments at June 30, 2013, the name under which it operates, the year of its establishment and the date we opened or acquired it.

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
The Art Institute of Atlanta	Atlanta, GA	1949	1971
The Art Institute of Atlanta — Decatur	Decatur, GA	2007	2008
The Art Institute of Austin	Austin, TX	2008	2008
The Art Institute of California — Hollywood	Los Angeles, CA	1991	2003
The Art Institute of California — Inland Empire	San Bernardino, CA	2006	2006
The Art Institute of California — Los Angeles	Los Angeles, CA	1997	1998
The Art Institute of California — Orange County	Orange County, CA	2000	2001
The Art Institute of California — Sacramento	Sacramento, CA	2007	2007
The Art Institute of California — San Diego	San Diego, CA	1981	2001
The Art Institute of California — San Francisco	San Francisco, CA	1939	1998
The Art Institute of California — Sunnyvale	Sunnyvale, CA	2008	2008
The Art Institute of Charleston	Charleston, SC	2007	2007
The Art Institute of Charlotte	Charlotte, NC	1973	2000
The Art Institute of Colorado	Denver, CO	1952	1976
The Art Institute of Dallas	Dallas, TX	1964	1985
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974
The Art Institute of Fort Worth	Fort Worth, TX	2009	2010
The Art Institute of Houston	Houston, TX	1974	1979
The Art Institute of Houston — North	Houston, TX	2008	2009
The Art Institute of Indianapolis	Indianapolis, IN	2006	2006
The Art Institute of Jacksonville	Jacksonville, FL	2007	2007
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001
The Art Institute of Michigan	Detroit, MI	2007	2008
The Art Institute of Michigan — Troy	Troy, MI	2011	2011
The Art Institute of New York City	New York, NY	1980	1997
The Art Institute of Ohio — Cincinnati	Cincinnati, OH	2004	2005
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980
The Art Institute of Phoenix	Phoenix, AZ	1995	1996
The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened
The Art Institute of Portland	Portland, OR	1963	1998
The Art Institute of Raleigh-Durham	Durham, NC	2008	2008
The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007
The Art Institute of San Antonio	San Antonio, TX	2010	2010
The Art Institute of Seattle	Seattle, WA	1946	1982
The Art Institute of St. Louis	St. Charles, MO	2012	2012
The Art Institute of Tampa	Tampa, FL	2004	2004
The Art Institute of Tennessee — Nashville	Nashville, TN	2006	2007
The Art Institute of Tucson	Tucson, AZ	2002	2007
The Art Institute of Vancouver	Vancouver, BC	1979	2003
The Art Institute of Virginia Beach	Virginia Beach, VA	2009	2010
The Art Institute of Washington	Arlington, VA	2000	2001
The Art Institute of Washington — Dulles	Sterling, VA	2009	2009
The Art Institute of Wisconsin	Milwaukee, WI	2010	2010
The Art Institute of York — Pennsylvania	York, PA	1952	2004
The Art Institutes International — Kansas City	Kansas City, KS	2008	2008
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997
The Illinois Institute of Art — Chicago	Chicago, IL	1916	1996
The Illinois Institute of Art — Schaumburg	Schaumburg, IL	1983	1996
The Illinois Institute of Art — Tinley Park	Tinley Park, IL	2011	2011
Miami International University of Art & Design	Miami, FL	1965	2002
The New England Institute of Art	Boston, MA	1988	2000

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
Argosy University, Atlanta	Atlanta, GA	1990	2002
Argosy University, Chicago	Chicago, IL	1976	2002
Argosy University, Dallas	Dallas, TX	2002	2002
Argosy University, Denver	Denver, CO	2006	2006
Argosy University, Hawaii	Honolulu, HI	1979	2002
Argosy University, Inland Empire	San Bernardino, CA	2006	2006
Argosy University, Los Angeles	Santa Monica, CA	2006	2006
Argosy University, Nashville	Nashville, TN	2001	2002
Argosy University, Orange County	Orange, CA	1999	2002
Argosy University, Phoenix	Phoenix, AZ	1997	2002
Argosy University, Salt Lake City	Salt Lake City, UT	2008	2008
Argosy University, San Diego	San Diego, CA	2006	2006
Argosy University, San Francisco	Point Richmond, CA	1998	2002
Argosy University, Sarasota	Sarasota, FL	1969	2002
Argosy University, Schaumburg	Schaumburg, IL	1979	2002
Argosy University, Seattle	Seattle, WA	1997	2002
Argosy University, Tampa	Tampa, FL	1997	2002
Argosy University, Twin Cities	Eagan, MN	1961	2002
Argosy University, Washington D.C.	Arlington, VA	1994	2002
Western State College of Law	Fullerton, CA	1966	2002

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
Brown Mackie College — Akron	Akron, OH	1980	2004
Brown Mackie College — Albuquerque	Albuquerque, NM	2010	2010
Brown Mackie College — Atlanta	Norcross, GA	1969	2004
Brown Mackie College — Birmingham	Birmingham, AL	2010	2011
Brown Mackie College — Boise	Boise, ID	2008	2008
Brown Mackie College — Cincinnati	Cincinnati, OH	1927	2004
Brown Mackie College — Dallas	Dallas, TX	2012	2012
Brown Mackie College — Findlay	Findlay, OH	1986	2004
Brown Mackie College — Fort Wayne	Fort Wayne, IN	1991	2004
Brown Mackie College — Greenville	Greenville, SC	2009	2009
Brown Mackie College — Hopkinsville	Hopkinsville, KY	1995	2004
Brown Mackie College — Indianapolis	Indianapolis, IN	2007	2008
Brown Mackie College — Kansas City	Lenexa, KS	1984	2004
Brown Mackie College — Louisville	Louisville, KY	1935	2004
Brown Mackie College — Merrillville	Merrillville, IN	1984	2004
Brown Mackie College — Miami	Miami, FL	2004	2005
Brown Mackie College — Michigan City	Michigan City, IN	1890	2004
Brown Mackie College — North Canton	North Canton, OH	1984	2004
Brown Mackie College — Northern Kentucky	Ft. Mitchell, KY	1927	2004
Brown Mackie College — Oklahoma City	Oklahoma City, OK	2011	2011
Brown Mackie College — Phoenix	Phoenix, AZ	2008	2009
Brown Mackie College — Quad Cities	Quad Cities, IA	1985	2004
Brown Mackie College — Salina	Salina, KS	1892	2004
Brown Mackie College — San Antonio	San Antonio, TX	2010	2010
Brown Mackie College — South Bend	South Bend, IN	1882	2004
Brown Mackie College — St. Louis	St. Louis, MO	2009	2010
Brown Mackie College — Tucson	Tucson, AZ	1972	2007
Brown Mackie College — Tulsa	Tulsa, OK	2008	2009

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
South University/ Austin	Austin, TX	2011	2012
South University/ Cleveland	Cleveland, OH	2012	2012
South University/ Columbia	Columbia, SC	1935	2004
South University/ High Point (*)	High Point, NC	2012	2013
South University/ Montgomery	Montgomery, AL	1997	2004
South University/ Novi	Novi, MI	2009	2010
South University/ Richmond	Richmond, VA	2009	2009
South University/ Savannah	Savannah, GA	1899	2004
South University/ Tampa	Tampa, FL	2006	2006
South University/ Virginia Beach	Virginia Beach, VA	2010	2010
South University/ West Palm Beach	West Palm Beach, FL	1974	2004
* First class of students started in January 2013.

As more fully described under “Accreditation,” at June 30, 2013 we had 18 accredited “institutions” that are eligible to participate in Title IV federal financial aid programs administered by the U.S. Department of Education. We use the term “institution” to refer collectively to an accredited school and its associated branch campuses and additional locations. Certain schools included within The Art Institutes segment are branches of the South University or Argosy University institutions for purposes of accreditation and Title IV participation, and certain schools included within the Brown Mackie Colleges segment are branches of The Art Institute of Phoenix institution for accreditation and Title IV purposes. Western State College of Law is a campus of Argosy University and included within the Argosy University segment. See Part II – Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II – Item 8 – “Financial Statements and Supplementary Data,” Note 1, “Description of Business and Change in Ownership,” and Note 18, “Segments" for more information.
Though we experienced significant growth over the ten years preceding fiscal 2013 (including compounded annual enrollment growth at a rate of approximately 12%, which includes acquisitions, during the period from October 2002 through October 2012), we and other proprietary post-secondary education providers have experienced a number of recent challenges that resulted in declines in enrollment at many of our schools, which negatively impacted our financial results. As detailed by segment in the following table, the average enrolled student body at our schools during fiscal 2013 decreased 11.3% as compared to fiscal 2012.

	Average Enrolled Student Body (1)(2)
	Fiscal 2013	Fiscal 2012	% Change
The Art Institutes	66,440	74,550	(10.9)%
Argosy University	24,910	28,190	(11.6)%
Brown Mackie Colleges	17,070	18,880	(9.6)%
South University	18,940	22,000	(13.9)%
Total EDMC	127,360	143,620	(11.3)%
(1) The data above includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the twelve month average of the unique students who met attendance requirements within each month of the fiscal year.
The recent challenges that we face include, among others: the increased focus on regulations designed to address the rising costs of post-secondary education may have significant impact on our business; student concerns regarding the assumption of additional debt in light of the current economic climate have given rise to reluctance to pursue further education; changes in the availability of PLUS program loans have contributed to a decline in student enrollment and net revenues; investigations of proprietary education institutions, adverse publicity, and outstanding litigation have adversely impacted our operating results; and the education industry is rapidly evolving and highly competitive, including with regard to distance learning or online education programs, resulting in increased competition for students. In spite of these challenges, we continue to make capital investments in technology and human resources and to upgrade our infrastructure, student interfaces, and student support systems in an effort to enhance the student experience while providing greater operational transparency. Refer to "Student Financial Assistance — Program Integrity Regulations," Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
Industry Overview
In its December 2012 report "Enrollment in Postsecondary Institutions, Fall 2011" and from the advance release of selected 2012 Digest of Education Statistics tables, the U.S. Department of Education estimated that the U.S. public and private post-secondary education market for degree-granting institutions was a $550 billion industry in 2011 (the most recent year for which such data is available), representing approximately 21.0 million students enrolled at over 4,700 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 60% of the national student population. The remaining 40% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.
Although recently the industry as a whole has been challenged by state and federal regulatory pressures, negative media coverage, widespread enrollment declines and the overall negative impact of the current political and economic climate, there remain a number of factors that should contribute to long-term demand for post-secondary education. The shift toward a services-based economy increases the demand for higher levels of education.
Georgetown University's Center on Education and the Workforce published a report in June 2013 titled “Recovery - Job Growth and Education Requirements through 2020." According to the report, by 2020:

•	There will be 55 million job openings in the United States - 24 million openings from newly created jobs and 31 million from retirements.

•	The total number of jobs in the U. S. will grow to 165 million, 65% of which will require post-secondary education.

•	Based on the current production rate, the United States will fall short by 5 million workers with post-secondary education.
According to the U.S. Department of Labor — Bureau of Labor Statistics, in 2012 the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 63% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2012 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience. See Part I, Item 1A “Risk Factors – Risks Related to Our Highly Regulated Industry."
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
Although competition exists, proprietary educators serve a segment of the market for post-secondary education that we believe has not been fully addressed by traditional public and private universities. Non-profit public and private institutions can face limited financial capability to expand their offerings in response to growth or changes in the demand for education, due to a combination of state funding challenges, significant expenditures required for research and the professor tenure system. Certain private institutions also may control enrollments to preserve the perceived prestige and exclusivity of their degree offerings. In contrast, proprietary providers of post-secondary education offer potential students the greater flexibility and convenience of their schools' programmatic offerings and learning structure, an emphasis on applied content and an ability to consistently introduce new campuses and academic programs. At the same time, the share of the post-secondary education market that has been captured by proprietary providers remains relatively small. As a result, we believe that in spite of recent regulatory changes and other challenges facing the industry, proprietary, post-secondary education providers continue to have significant opportunities to address the demand for post-secondary education.
Our Competitive Strengths
We believe that the following strengths differentiate our business:
Commitment to offering quality academic programs and to student and graduate success. We are committed to offering quality academic programs, and we strive continually to improve the learning experience for our students. We are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. Our program advisory boards help us to reassess and update our educational offerings on a regular basis in order to ensure the relevance of our curriculum and to design new academic programs with the goal of enabling students to either enter or advance in their chosen fields. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates. We are able to rapidly develop new academic programs and to tailor our existing proprietary content for courses across our degree programs. In addition, we frequently introduce existing academic programs to additional locations in our national platform of schools. During fiscal 2013, we developed eight new academic programs and introduced over 260 new academic programs to locations that had not previously offered such programs. Additionally, our staff of trained, dedicated career services specialists maintains strong relationships with employers in an effort to improve our graduate employment rates for our students in their chosen fields.
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
Diverse program offerings and broad degree capabilities. Our breadth of programmatic and degree offerings enables us to appeal to a diverse range of potential students. We currently offer academic programs in the following areas: media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Approximately 61% of our students as of October 2012 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population. We monitor and adjust our education offerings based on, among other factors, changes in demand for new programs, degrees, schedules and delivery methods.
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
Our campuses are located primarily in large metropolitan areas, and we focus our marketing efforts on demand for post-secondary education primarily within a 100-mile radius of the campus. Throughout our history, we have invested in our campuses in order to provide attractive and efficient learning environments. Our schools offer many amenities found in traditional colleges, including libraries, bookstores and laboratories, as well as the industry-specific equipment necessary for the various programs that we offer. Additionally, we continue to believe that attractive locations are available to open additional campuses. In evaluating potential new locations, we focus our efforts on markets that we believe offer the most attractive projected growth and return on capital, and we rigorously analyze employment statistics and demographic data in order to align our new schools with the specific educational needs of the targeted market. During fiscal 2013, we opened one new location, and we currently anticipate opening one new location during fiscal 2014 depending on the timing of regulatory approvals.
Student Recruitment and Marketing
Our diverse marketing activities are designed to reinforce our stature as a leading provider of high quality educational programs, build strong brand recognition for our diverse education systems and academic disciplines, differentiate us from other educational providers and ultimately to motivate prospective students to express interest in our programs. We target a large and diverse audience, including traditional new college students, working adults seeking a high quality education in a non-traditional college setting and working adults focused on the practicality and convenience of online education. In marketing our programs to prospective students, we emphasize the value of the educational experience, the academic rigor of the programs and the role education can serve in their career advancement goals.
Our marketing teams employ an integrated, cross-channel marketing approach that utilizes a variety of communications channels to engage prospective students, including Internet-based advertising like natural and paid search; display advertising; the direct purchase of inquiries from online education content publishers; and lead aggregators. In addition, we leverage significant traditional media, which include: television and print media advertising; radio; local newspaper; and engaging prospective students directly via telephone, e-mail and direct mail campaigns. Referrals from willing current students, successful alumni and satisfied employers are also important sources of new students. The majority of our inquiries are generated through Internet-based activities. Prospective students frequently research education opportunities online through search engines, social network sites, education portals and school-specific sites which we host for each of our school locations. As of June 30, 2013, we employed approximately 350 representatives who engage with prospective students directly at local high schools. These representatives also participate in college fairs and other inquiry-generating activities.
Upon a prospective student's initial indication of interest in enrolling at one of our schools, an admissions representative will initiate communication with the student. The admissions representative serves as our primary contact for the prospective student and helps the student assess the compatibility of his or her goals with our educational offerings. Our student services personnel work with applicants to gain acceptance, arrange financial aid and prepare the student for matriculation. Each admissions representative undergoes a standardized training program, which includes a full competency assessment at the program's conclusion. We also require our admissions representatives to pass a compliance test on an annual basis and certify that they understand and comply with our recruiting standards.
Student Admissions and Retention
The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study and successfully complete their programs. In evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Applicants to our graduate and Doctorate programs are required to have received an undergraduate degree as a condition to admission. Most of our schools interview prospective students to assess their qualifications, their interest in the programs offered by the schools and their commitment to their education. In addition, the curriculum, student services, education costs, available financial resources and student housing options, if applicable, are reviewed during interviews.
We use a variety of tools designed to assess prospective students, stress the importance of time management and study skills, and ensure that students understand the responsibilities and obligations of funding their education. The Art Institutes, Argosy University and Brown Mackie Colleges use various products to test the reading, writing and math skills of undergraduate students. South University requires satisfactory SAT, ACT, College Board or other placement test scores for undergraduate students. If necessary, based on a student’s test score, most of our schools offer developmental courses or transitional studies students must pass before they can advance in their programs of study. Each of our schools offers an orientation program that prepares students to be successful in post-secondary programs. Additionally, we offer academic counseling, tutoring and other services designed to help students succeed in school and continue advancing toward their respective degrees.
Due to our broad program offerings, our students come from a wide variety of backgrounds. As of October 2012, the estimated average age of a student at all of our schools was approximately 29 years old, and the estimated average age of students at each of our education systems was as follows:

The Art Institutes	26 years old
Argosy University	36 years old
Brown Mackie Colleges	30 years old
South University	33 years old
As of October 2012, the approximate ethnicity, gender and age demographics of our students who supplied such information were as follows:
Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels, and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year over a twelve-month period, for all of our students increased to approximately 60% in fiscal 2013 as compared to approximately 57% in fiscal 2012 due primarily to our focus on new student retention. The persistence rates for fiscal 2013 and 2012 were determined in accordance with the standards set forth by ACICS to provide a common formula for all our schools regardless of their accreditor. Additionally, we measure new student retention over multiple periods of 90, 180, and 360 days. Our experience indicates that the majority of students who withdraw from school typically do so within their first few academic terms. We therefore track the retention of each cohort of new students 180 days after their initial start as an indication of likelihood to complete their programs. We believe this metric is an important tool for us in measuring student progress toward our graduate goal.
Education Programs
The relationship that each of our schools has with our students' potential employers plays a significant role in the development and adaptation of the school curriculum. Most of our schools have one or more program advisory boards composed of members of the local and regional communities or employers in the fields which we serve. These boards provide valuable input to a school’s education department, which allows a school to keep programs current and provide students with the training and skills that employers seek.
Our wide range of academic programs culminates in the awarding of diploma certificates and a variety of degrees. In October of 2012 and 2011, the enrollment by degree for all our schools was as follows:

	October 2012	October 2011
Bachelor’s degrees	48%	49%
Associate’s degrees	33%	33%
Master’s degrees	7%	7%
Doctorate degrees	6%	6%
Diploma and Certificates	6%	5%
The types of degrees and programs we offer vary by each of our schools. The following summarizes the principal academic programs offered at each of our education systems, which correspond to our four business segments, as of October 2012. Not all programs are offered at each school location within an education system.

           The Art Institutes. The principal degree programs offered by The Art Institutes are as follows. For internal purposes, we classify the degree programs at The Art Institutes according to four schools or areas of study.

The School of Design
Associate’s Degrees Graphic Design Interior Design	Bachelor’s Degrees Advertising Graphic Design Illustration & Design Industrial Design Interior Design

The School of Fashion
Associate’s Degrees Fashion Design Fashion Marketing Fashion Merchandising	Bachelor’s Degrees Fashion Design Fashion Marketing Fashion Merchandising Fashion & Retail Management

The School of Media Arts
Associate's Degrees Audio Production Digital Film-making & Video Production Film Photography Video Production Web Site Development	Bachelor’s Degrees Audio Production Digital Film-making & Video Production Game Art & Design Media Arts & Animation Photography Visual Effects & Motion Graphics Visual Game Programming Web Site Development

The School of Culinary Arts
Associate’s Degrees Baking and Pastry Culinary Arts	Bachelor’s Degrees Culinary Management Hotel & Restaurant Management

Argosy University. The principal degree programs offered by Argosy University are as follows.

College of Undergraduate Studies
Associate’s Degrees Business Administration Criminal Justice Psychology	Bachelor’s Degrees Business Administration Criminal Justice Liberal Arts Psychology

College of Psychology and Behavioral Sciences
Master’s Degrees
Clinical Mental Health Counseling
Clinical Psychology
Counseling Psychology
Community Counseling
Forensic Psychology
Industrial Organizational Psychology
Marriage and Family Therapy
Sports-Exercise Psychology
Doctorate Degrees Clinical Psychology Counselor Education and Supervision Pastoral Community Counseling

College of Health Sciences
Associate’s Degrees Dental Hygiene Diagnostic Medical Sonography Radiologic Technology Veterinary Technology	Master’s Degree Public Health

College of Education
Master’s Degrees Higher & Postsecondary Education Teaching and Learning	Doctorate Degrees Educational Leadership Higher & Postsecondary Education Instructional Leadership Teaching and Learning

College of Business
Master’s Degrees Business Administration Organizational Leadership	Doctorate Degrees Business Administration Organizational Leadership

Western State College of Law
Juris Doctor

Brown Mackie Colleges. The principal degree programs offered by the Brown Mackie Colleges are as follows.

Healthcare and Wellness
Associate’s Degrees Healthcare Administration Medical Assistant Occupational Therapy Assistant Pharmacy Technology Surgical Technology	Bachelor’s Degree Healthcare Management

Nursing
Associate’s Degree Nursing

Early Childhood Education
Associate’s Degree Early Childhood Education

Legal Studies
Associate’s Degrees Criminal Justice Paralegal	Bachelor’s Degree Criminal Justice

Business & Technology
Associate's Degrees Accounting Architectural Design & Drafting Technology Biomedical Equipment Technology Business Graphic Design Information Technology IT & Network Administration	Bachelor’s Degree Business Administration

Veterinary Technology
Associate’s Degree Veterinary Technology

South University. The principal degree programs offered by South University are as follows.

Legal and Criminal Justice Programs
Associate’s Degrees Criminal Justice Paralegal Studies	Bachelor’s Degrees Criminal Justice Legal Studies

College of Business
Associate’s Degrees Accounting Business Administration Information Technology	Master’s Degrees Business Administration Healthcare Administration

Bachelor’s Degrees Business Administration Healthcare Management Information Technology

College of Health Professionals
Associate's Degrees Allied Health Science Medical Assistant Physical Therapist Assisting

Bachelor’s Degrees Health Science Psychology	Master’s Degree Professional Counseling

College of Nursing
Bachelor’s Degree Nursing	Master’s Degree Nursing

School of Pharmacy
Doctorate Degree Doctor of Pharmacy
In addition to the programs listed above, we own Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators and which is included in the Argosy University reporting segment.

The following charts depict the proportion of students pursuing each program of study at each of our four education systems as of October 2012:

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
Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job opportunities for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2013, the career services departments of our schools had approximately 330 full-time employees that maintain contact with prospective employers nationwide.
Based on information collected by us from graduating students and employers, we believe that, of the approximately 23,600 undergraduate students who graduated from our schools during the calendar year ended December 31, 2012, approximately 75% of the available graduates obtained employment in their fields of study, or in related fields of study, within six months of graduation. The graduate employment rates presented in this Form 10-K exclude approximately 3,800 graduates who are: pursuing further education; deceased; incarcerated; in active military service; have medical conditions that prevent them from working; are continuing in a career unrelated to their program of study because they currently earn salaries which exceed those paid to entry-level employees in their field of study; or are international students no longer residing in the country in which their school is located. The graduate placement data, which includes both part-time and full-time placements, was obtained by either oral or written communication with the graduate and/or the graduate's employer. The average salary paid to our available graduating undergraduate students for calendar year 2012 who obtained employment in their fields of study, or in related fields of study, was approximately $30,000.
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
Our institutions are accredited by one of six regional accrediting agencies, which are defined by geographic regions across the U.S., or a national accrediting agency that is not limited by geographic scope. An institution must have a substantial presence in a region in order to qualify for accreditation by a regional accrediting agency. As of June 30, 2013, we had 18 institutions accredited by a regional or national accrediting agency recognized by the U.S. Department of Education. All Argosy University and South University schools are accredited by a single accreditor and have campuses located across the United States. Accrediting agencies do not limit the scope of accreditation to specific subject matters offered by an institution. For example, The Art Institute of California campuses are part of Argosy University; The Art Institute of Charlotte, The Art Institute of Raleigh-Durham, The Art Institute of Dallas, and The Art Institute of Fort Worth are campuses of South University; and a number of Brown Mackie Colleges are branches of The Art Institute of Phoenix.

At June 30, 2013, we had the following accredited institutions and branch campuses:

Institution and Branch Campuses	Accreditor (1)	Expiration of Accreditation (2)

The Art Institute of Atlanta
The Art Institute of Atlanta-Decatur, The Art Institute of Charleston, The Art Institute of Tennessee - Nashville, The Art Institute of Washington, The Art Institute of Washington-Dulles and The Art Institute of Virginia Beach
	SACS	12/31/2020
The Art Institute of Colorado	HLC	12/31/2023
The Art Institute of Fort Lauderdale	ACICS	12/31/2014
The Art Institute of Houston The Art Institute of Austin, The Art Institute of Houston North and The Art Institute of San Antonio	SACS	12/31/2015
The Art Institutes International Minnesota	ACICS	12/31/2015
The Art Institute of New York City	ACICS	12/31/2016
The Art Institute of Philadelphia	MSCHE	12/31/2015
The Art Institute of Phoenix
The Art Institute of Indianapolis, The Art Institute of Las Vegas, The Art Institute of Salt Lake City, The Art Institute of St. Louis, The Art Institute of Tucson, The Art Institute of Vancouver, The Art Institute of Wisconsin, The Art Institutes International Kansas City, Brown Mackie College - Akron, Brown Mackie College - Albuquerque, Brown Mackie College - Atlanta, Brown Mackie College - Birmingham, Brown Mackie College - Boise, Brown Mackie College - Cincinnati, Brown Mackie College - Dallas, Brown Mackie College - Findlay, Brown Mackie College - Fort Wayne, Brown Mackie College - Greenville, Brown Mackie College - Hopkinsville, Brown Mackie College - Indianapolis, Brown Mackie College - Louisville, Brown Mackie College - Merrillville, Brown Mackie College - Miami, Brown Mackie College - Michigan City, Brown Mackie College - North Canton, Brown Mackie College - Northern Kentucky, Brown Mackie College - Phoenix, Brown Mackie College - Quad Cities, Brown Mackie College - San Antonio, Brown Mackie College - South Bend, Brown Mackie College - St. Louis, Brown Mackie College - Tucson and Brown Mackie College - Tulsa
	ACICS	12/31/2017
The Art Institute of Pittsburgh	MSCHE	12/31/2023
The Art Institute of Portland	NWCCU	12/31/2016
The Art Institute of Seattle	NWCCU	12/31/2016
The Art Institute of York-Pennsylvania	ACICS	12/31/2014
The Illinois Institute of Art - Chicago
The Art Institute of Michigan, The Art Institute of Michigan - Troy, The Art Institute of Ohio - Cincinnati, The Illinois Institute of Art - Schaumburg and The Illinois Institute of Art - Tinley Park
	HLC	12/31/2019
Miami International University of Art & Design The Art Institute of Tampa and The Art Institute of Jacksonville	SACS	12/31/2022
The New England Institute of Art	NEASC	12/31/2019
South University(3)
South University - Austin, South University - Cleveland, South University - Columbia, South University - Montgomery, South University - Novi, South University - Richmond, South University - Savannah, South University - Tampa, South University - West Palm Beach, South University - Virginia Beach, South University - Highpoint, The Art Institute of Charlotte, The Art Institute of Dallas, The Art Institute of Fort Worth and The Art Institute of Raleigh-Durham
	SACS	12/31/2014

Institution and Branch Campuses	Accreditor (1)	Expiration of Accreditation (2)
Argosy University(3)	WASC	12/31/2018
Argosy University - Atlanta, Argosy University - Chicago, Argosy University - Dallas, Argosy University - Denver, Argosy University - Hawaii, Argosy University - Inland Empire, Argosy University - Los Angeles, Argosy University - Nashville, Argosy University - Orange County, Argosy University - Phoenix, Argosy University - Salt Lake City, Argosy University - San Diego, Argosy University - San Francisco, Argosy University - Sarasota, Argosy University - Schaumburg, Argosy University - Seattle, Argosy University - Tampa, Argosy University - Twin Cities, Argosy University - Washington, Western State College of Law, The Art Institute of California - Los Angeles, The Art Institute of California - Hollywood, The Art Institute of California - Inland Empire, The Art Institute of California - Orange County, The Art Institute of California - San Diego, The Art Institute of California - San Francisco, The Art Institute of California - Sacramento and The Art Institute of California - Silicon Valley

Brown Mackie College - Salina Brown Mackie College - Kansas City and Brown Mackie College - Oklahoma City	HLC	12/31/2015
(1) All accrediting bodies are regional accrediting agencies with the exception of ACICS, which is a national accrediting agency. Abbreviations used in the table are as follows:
ACICS - Accrediting Council of Independent Colleges and Schools
HLC - Higher Learning Commission of the North Central Association
MSCHE - Middle States Commission on Higher Education
NEASC - New England Association of Schools and Colleges
NWCCU - Northwest Commission on Colleges and Universities
SACS - Southern Association of Colleges and Schools
WASC - Western Association of Schools and Colleges
(2) Accreditation as of June 30, 2013.
(3) This institution is not a physical location independent of the branch campuses listed below.
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
In addition to the institutional accreditations described above, a number of our institutions have programmatic or specialized accreditation for particular educational programs. For example, 19 Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation, and 20 Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association ("APA") for their Doctor of Psychology programs, and six Argosy University locations are accredited by the Council for Accreditation of Counseling and Related Educational Programs. Eight of our medical assisting programs (three at South University, four at Brown Mackie Colleges and one at Argosy University) are accredited by the Commission on Accreditation of Allied Health Education Programs. While these programmatic accreditations are not relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program, and as such, assist graduates to practice or otherwise secure appropriate employment in their chosen fields.
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
ACICS Student Achievement Standards. ACICS, which is the institutional accrediting agency for 38 Art Institutes and Brown Mackie Colleges, has created “benchmark” and “compliance” standards to quantitatively measure success in student retention, graduate placement and licensure passage rates for campus locations it accredits along with programs offered by these campuses. The benchmark standards are designed to encourage campuses and programs whose student achievement is below average to improve their performance in order to avoid falling out of compliance.  Campuses and programs whose rates fall below the benchmarks must implement an improvement plan and fulfill certain reporting requirements. The compliance standards are intended to ensure that a substantial majority of students are retained, pass licensure exams where applicable, and find employment related to their fields.  Campuses and programs whose rates fall below the compliance standard must come into compliance within the two years after receiving notice from ACICS or its grant of accreditation or approval to offer a program may be withdrawn. A campus that fails to achieve the compliance standard for retention or placement rate must seek a prior approval or a waiver to submit an application for approval of a new program.
The standards established by ACICS are measured for students attending, graduating and/or pursuing licensure from a campus or program during the reporting period beginning each July 1 and ending the following June 30, provided that students who re-enroll and graduates who find employment by November 1, 2013 are included for purposes of calculating a campus's or program's retention and placement rates, respectively, as of June 30. Licensure pass rates are measured in March, allowing graduates nine months to schedule and receive licensure from the appropriate testing agency. For fiscal 2013, ACICS increased the retention, placement and licensure benchmark and compliance standards to 70% and 60%, respectively, except for academic programs with a length in excess of one year, for which the benchmark retention standard is 65%. Due to the increased rates in fiscal 2013, ACICS treats the fiscal 2012 and fiscal 2013 results separately for purposes of the required time period for a campus or program to satisfy the minimum standard. ACICS may grant waivers for failure to satisfy the minimum retention or graduate placement standard based on specifically enumerated criteria.
As of June 30, 2012, none of our campuses accredited by ACICS and 69 programs offered by ACICS-accredited campuses failed to meet the 2012 compliance standard for retention or graduate placement. All campuses and programs achieved the licensure pass rate. Although the reporting period for fiscal 2013 will not be completed until November 1, 2013, based on preliminary projections and using 2012 standards, of the 69 programs which failed to meet the compliance standard in fiscal 2012, 18 programs are projected to fail to meet the fiscal 2012 compliance standard for retention or graduate placement in fiscal 2013 after the consideration of waivers by ACICS. In the event that these programs fail to meet the compliance standard in fiscal 2014, we may be required to teach-out the remaining students in each program and not admit new students. As of June 30, 2013, less than 800 students attended these 18 programs.
Similarly, based on preliminary projections we believe that 10 of our campuses and 184 programs offered by ACICS-accredited campuses may not meet the fiscal 2013 compliance standard for retention or graduate placement after the consideration of waivers by ACICS. These programs and campuses will have two years to meet the minimum compliance standard after receipt of notice from ACICS in the event that they fail to meet the fiscal 2013 compliance standard. We are implementing additional monitoring at each of these campuses and programs in order to address the deficiencies in meeting the minimum retention or placement rates, as applicable.
In the event that one of our campuses accredited by ACICS failed to meet the compliance standard for either student retention or graduate placement for two consecutive years from the date of notice of noncompliance or a significant number of programs offered by ACICS accredited campuses failed to meet the respective compliance standard within such timeframe, it would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
Other Accreditation Matters. An accrediting agency may order an institution to show cause why its accreditation should not be revoked or conditioned if it receives information leading it to question whether the institution satisfies the requirements of continued accreditation. An institution found not to be in compliance with required standards may have its accreditation revoked or withdrawn, or it may be placed on probation to more closely monitor its compliance with accrediting requirements. We currently do not have any school on show cause status with its institutional accrediting agency. However, accrediting agencies have issued the following sanctions for our schools or programs:

•
On July 9, 2013, The Art Institute of Colorado received a ten year reaffirmation of accreditation from HLC and was placed “on notice," which is the lowest level sanction, until June 27, 2015 due to a failure to properly monitor student effectiveness, the lack of an effective institutional research function, faculty workload and development concerns, and student retention issues. The Art Institute of Colorado has developed a plan to address the concerns expressed by HLC. HLC will review the institution's response to the issues raised in the reaccreditation report at a board meeting to be held in February 2015.

•
Ten Surgical Technology programs at Brown Mackie Colleges are required to provide supplemental reports to their programmatic accreditor, the Accrediting Bureau of Health Education Schools ("ABHES"), due to student retention and/or placement issues. Additionally, the Surgical Technology program offered by Brown Mackie College - Atlanta was placed on show cause status by ABHES due to concerns regarding establishment of clinical externship sites and/or internal clinical experiences, and the Surgical Technology program offered by Brown Mackie College - Findlay has been recommended for expiration of accreditation by the Accreditation Review Council on Education in Surgical Technology and Surgical Assisting ("ARC/STSA"). In the event that we are unable to satisfactorily resolve the issues identified by ABHES and ARC/STSA for the Surgical Technology programs offered at Brown Mackie College - Atlanta and Brown Mackie College - Findlay, we will teach-out the remaining students in each program, which will not materially impact our results of operations due to the small size of each program.

•
The Doctor of Psychology program at Argosy University's San Francisco campus was placed on probation by the APA in March 2011 due to concerns expressed by the APA with respect to students admitted to the program, assessment of program goals, student attrition and student outcomes. Under a probationary status, the program remains accredited and has up to two years to address any deficiencies identified by the Council on Accreditation. The program submitted a self-study to the APA addressing the issues raised by the accrediting body in March 2013. We expect the APA will conduct a site visit in response to the self-study in the fall of 2013.

•
The Physical Therapy Assistant program offered by Brown Mackie College - South Bend was placed on show cause status by the Commission on Accreditation in Physical Therapy Education due to its failure to maintain a minimum three year graduation rate.

•
The Interior Design program offered by The Art Institute of Fort Lauderdale and the Surgical Technology and Veterinary Technology programs offered by Brown Mackie College - Louisville have been placed on probation by their respective programmatic accreditors.

Student Financial Assistance
Most of the students at our schools based in the United States rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is physically located and comply with applicable state requirements regarding fully-online programs, (ii) institutionally accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations. Most of the U.S. Department of Education's requirements, such as the 90/10 Rule and the cohort default rate test, which are described in greater detail below, are applied on an institutional basis, with an institution defined as a main campus and its additional locations, if any. As of June 30, 2013, 18 of our 110 primary locations were recognized by the U.S. Department of Education as main campuses.
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
While most states in the United States support public colleges and universities primarily through direct state subsidies, the U.S. federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the U.S. Department of Education. Students at our U.S. schools receive loans, grants and work-study aid to fund their education under several Title IV programs, of which the two largest are the William D. Ford Federal Direct Loan (“Direct Loan”) program and the Pell Grant (“Pell”) program. Most of our U.S. schools also participate in the federal Supplemental Educational Opportunity Grant (“FSEOG”) program, the federal Perkins Loan (“Perkins”) program, the federal Work-Study program and the Iraq and Afghanistan Service Grant program.

During fiscal 2013 and 2012, gross receipts from the financial aid sources as well as cash payments that funded our net revenues from tuition and fees for attending our post-secondary institutions were as follows (dollars in millions):

	Fiscal 2013			Fiscal 2012 (6)
	Gross Receipts (1) (4)	% of Gross Receipts	% of Net Revenues (5)	Gross Receipts (1) (4)	% of Aid Awarded	% of Net Revenues (5)
Federal Title IV Aid:
Stafford Loans	$1,305.1	48.5%	52.2%	$1,459.7	47.2%	52.9%
Pell Grants	391.1	14.5%	15.7%	438.8	14.2%	15.9%
PLUS Loans	206.9	7.7%	8.3%	341.3	11.0%	12.4%
Grad Plus Loans	51.1	1.9%	2.0%	66.1	2.1%	2.4%
Other Title IV Aid (2)	22.6	0.8%	0.9%	15.7	0.5%	0.6%
Total Federal Title IV Aid	$1,976.8	73.4%	79.1%	$2,321.6	75.0%	84.2%
Military	176.4	6.6%	7.1%	163.3	5.3%	5.9%
Private Loans (3)	59.7	2.2%	2.4%	76.1	2.5%	2.8%
State Grants	40.2	1.5%	1.6%	48.1	1.6%	1.7%
Canadian Financial Aid	8.0	0.3%	0.3%	10.7	0.3%	0.4%
Other Aid	284.3	10.6%	11.4%	298.2	9.7%	10.8%
Cash Payments (5)	431.3	16.0%	17.3%	474.5	15.3%	17.2%
Total Gross Receipts (4)	$2,692.4	100.0%	107.8%	$3,094.3	100.0%	112.2%
Net Revenues (5)			$2,498.6			$2,761.0

(1)
Gross receipts include paid and unpaid aid awarded, which is net of the return to the federal student financial aid programs of all unearned funds from students who withdraw from a program of study, as well as cash payments. A portion of an undergraduate student's Direct Loan may be unsubsidized, depending upon his or her financial need.

(2)	Primarily consists of FSEOG Awards and Perkins Loans.

(3)
Includes amounts awarded under the new student lending program in fiscal 2013 under which we purchase loans awarded and disbursed to our students from a private lender. We purchased $0.9 million of loans during fiscal 2013.

(4)
Total gross receipts include stipends, or financing received by students in excess of the tuition and fees that they pay to our schools, which we receive from financing sources on behalf of students. Stipends are generally used by students to fund living expenses while attending school. Total stipends paid to students during fiscal 2013 and 2012 were $368.4 million and $522.2 million, respectively. Aid awarded from the Federal Work Study program is excluded from total gross receipts along with institutional aid, employee reimbursement of tuition payments and institutional scholarships.

(5)
The difference between net revenues and total gross receipts primarily relates to stipends received on behalf of students and the effect of timing difference between cash-basis and accrual-basis accounting for cash payments.

(6)	Certain amounts have been updated from the prior year presentation due to refunds and other revisions which occurred after the end of fiscal 2012.
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
Pell. Pell grants are the primary component of Title IV programs under which the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. Effective as of July 1, 2010, the maximum amount of availability of a Pell grant increased to

$5,550 per year from a maximum of $5,350 per year in fiscal 2010 and a maximum of $4,731 in fiscal 2009. Effective from July 1, 2009 through June 30, 2011, certain students who attended school for more than two academic years within an award year were in some cases eligible for additional Pell grant awards. Effective July 1, 2012, the number of full-time semesters that a student is eligible to receive a Pell grant decreased from 18 to 12 and the number of full-time academic quarters decreased from 27 to 18. Additionally, the income threshold necessary for expected family contribution automatically set at zero decreased from $32,000 to $24,000. These changes may result in the inability of some of our students to continue to receive Pell grants, depending on their prior receipt of Pell grants, or a decrease in the amount of Pell grants that they are eligible to receive. The maximum available to an eligible student under the Pell grant program depends on student need and other factors.
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
Perkins.  Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each academic year, with an aggregate maximum of $27,500 for students with at least two years of study. Eligible graduate students may borrow up to $8,000 in Perkins loans each academic year, with an aggregate maximum of $60,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account. Congress has not appropriated any new federal capital contributions to the Perkins program in several fiscal years. When Congress last funded the program, 75% of the new funding was contributed by the U.S. Department of Education and the remainder by the applicable school. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2013, payments from former students to the program were approximately $4.1 million. We were not required to make any matching contributions in fiscal 2013.
Federal Work-Study.  Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school's Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2013, 13 of our 18 institutions met this requirement.
Legislative and Regulatory Action. Political and budgetary concerns can significantly affect Title IV programs. Congress generally reauthorizes the HEA approximately every six years. In August 2008, the Higher Education Opportunity Act (“HEOA”) reauthorized the HEA through at least September 30, 2014. The HEOA, among other things, revised the 90/10 Rule, as described in more detail under “Federal Oversight of Title IV Programs - The "90/10 Rule", revised the calculation of an institution's cohort default rate, required additional disclosures and certifications with respect to non-Title IV private loans and prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests. In addition, Congress determines federal appropriations for Title IV programs on an annual basis. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations.
The U.S. Senate Committee on Health, Education, Labor and Pensions (the “HELP Committee”) held a series of hearings on the proprietary education sector during 2010 and 2011 relating to student recruiting, accreditation matters, student debt, student success and outcomes, and other matters. On July 30, 2012, the majority staff of the HELP Committee released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the postsecondary educational population, the report was highly critical of these institutions. The report contended that proprietary institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at proprietary colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to prohibit these institutions from receiving more than 85% of their revenues from federal funds, including veterans benefits and Department of Defense tuition assistance, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers. The report may be used for future legislative proposals in Congress in connection with a reauthorization of the HEA or other proposed legislation. The report could also lead to further investigations of proprietary schools and additional regulations promulgated by the U.S. Department of Education.

Program Integrity Regulations. In October 2010, the U.S. Department of Education issued new regulations pertaining to certain aspects of the administration of the Title IV programs, including state authorization; disclosure of information related to gainful employment; compensation for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; the definition of what constitutes a substantial misrepresentation; and the definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011. In addition to the rules, the U.S. Department of Education has issued several “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of the final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas. The program integrity regulations which have had or may have the most significant impact on our business include the incentive compensation regulation which eliminated a prior safe harbor for adjusting the compensation of admissions representatives, a rule requiring that programs be considered a clock hour program for purposes of Title IV program funding when measuring student progress in clock hours is a requirement of receiving federal or state approval to offer a program, specific federal requirements addressing whether a state's authorization of an educational institution is sufficient for an institution to participate in Title IV programs, and the substantial misrepresentation definition.
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
New Negotiated Rulemaking
On April 16, 2013, the U.S. Department of Education announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under the HEA. The topics announced for consideration for action were: cash management of funds provided under the Title IV Federal Student Financial Aid programs; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a state; clock-to-credit hour conversion; gainful employment; changes made by the Violence Against Women Reauthorization Act of 2013 (VAWA Reauthorization), Public Law 113-4, to the campus safety and security reporting requirements in the HEA; and the definition of “adverse credit” for borrowers in the federal PLUS loan program. The Department held three public hearings in May 2013 and also received written comments for interested parties to discuss these topics and to suggest additional topics for the rulemaking agenda.
On June 12, 2013, the U.S. Department of Education announced the members of the gainful employment negotiated rulemaking committee which will meet in September and October 2013.  The notice also indicated that the Department anticipates announcing additional negotiated rulemaking committees to consider other issues in the coming months. Any new regulations must be finalized and published in the Federal Register in final form by November 1, 2013 in order for the new regulations to take effect on July 1, 2014.
On August 30, 2013, the U.S. Department of Education issued a draft gainful employment regulation that would determine program eligibility and student notice requirements based on whether the program satisfies annual metrics related to student loan borrowing and earnings of graduates. These metrics are as follows:

•	Debt-to-discretionary earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their discretionary earnings; and

•	Debt-to-earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their actual annual earnings.
Under the draft regulation, the median annual loan payment amount for the applicable cohort of students may not be greater than 30% of the greater of their average or median discretionary earnings, and the median annual loan payment amount for the applicable cohort of students may not be greater than 12% of the greater of their average or median annual earnings. If a program were to fail both of those metrics in a given year, the U.S. Department of Education would require the institution to warn students about debt incurred by graduates from the program and limit students eligible to participate in Title IV programs to the prior year level. A program would lose eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to receive additional disbursements of Title IV program funding), if the program were to fail both metrics two times within any three year period, or if the program had a debt-to-discretionary earnings ratio of greater than 20% but less than or equal to 30% or a debt-to-earnings ratio of more than 8% but less than or equal to 12% for four consecutive years. If a program loses eligibility, the institution would not be able to reestablish the program's eligibility for at least three years. The draft regulation includes additional provisions, some of which are more restrictive than the terms of the regulation proposed in 2011 in connection with the program integrity regulations. We are evaluating the potential impact of the draft regulation, which may be significantly revised in connection with the negotiated rulemaking sessions that are scheduled to begin in September 2013 and subsequent notice and comment period.
Other Financial Assistance Sources
Students at several of our U.S. schools participate in state aid programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Effective August 1, 2009, the Post 9/11 Veterans Educational Assistance Act of 2008 provided additional educational funding to eligible veterans who served in the U.S. military. During fiscal 2013, students attending our schools received approximately $176.4 million of financial aid from military sources of which the significant majority was from the U.S. Department of Veteran Affairs and a lesser amount was from the U.S. Department of Defense. Recently, some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans, which could have a material adverse effect on our business, results of operations and ability to comply with the 90/10 Rule. Our schools also provide institutional grants and scholarships to qualified students.
In fiscal 2013, institutional scholarships had a value equal to approximately 4% of our net revenues as compared to approximately 3% of our net revenues in fiscal 2012. We have relationships with several lending institutions that provide private loans to students attending our schools who meet their underwriting criteria. Private loans facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools. Revenues derived indirectly from private loans to students at our schools represented approximately 2.4% and 2.8% of our net revenues in fiscal 2013 and 2012, respectively. Approximately 85% of the private loans in fiscal 2013 were offered and serviced by SLM Corporation. During the last several years, adverse market conditions for consumer student loans resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans.
Due to the relative lack of availability of private lending sources, we have increased the extension of credit to our students for periods of up to 42 months beyond graduation, which has resulted in higher bad debt expense as a percentage of net revenues in fiscal 2013 compared to prior periods. The total gross amount of student receivables with payment due dates beyond twelve months were approximately $52.2 million at June 30, 2013 as compared to $34.8 million at June 30, 2012. In addition, we commenced a new student lending program in fiscal 2013 under which we purchase loans awarded and disbursed to our students from a private lender. We purchased $0.9 million of such loans under this program during fiscal 2013.
Federal Oversight of Title IV Programs
Our U.S. schools are subject to audits or program compliance reviews by various external agencies, including the U.S. Department of Education, its Office of Inspector General and state and accrediting agencies. The HEA and its implementing regulations also require that an institution’s administration of Title IV program funds be audited annually by an independent accounting firm. If the U.S. Department of Education or another regulatory agency determines that an institution has improperly disbursed Title IV or state program funds or violated a provision of the HEA or state law or their implementing regulations, the affected institution may be required to repay such funds to the U.S. Department of Education or the appropriate state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although we endeavor to comply with all federal and state laws and implementing regulations, we cannot guarantee that our interpretation of the relevant rules will be upheld by the U.S. Department of Education or other agencies, or upon judicial review.
Our institutions are required to seek recertifications periodically from the U.S. Department of Education in order to participate in Title IV programs. All of our institutions are provisionally certified. The current provisional certifications of our institutions expire as follows: two institutions are currently under review, one of which expired in fiscal 2013 but which is on a month-to-month certification pending final U.S. Department of Education approval; and the other of which expires during fiscal 2014; fifteen expire in fiscal 2015; and one expires in fiscal 2016. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Moreover, institutions on provisional certification are required to obtain from the U.S. Department of Education prior approval of new additional locations and new programs before disbursing Title IV funds to students attending those locations and new programs.
During fiscal 2013, four of our institutions were the subject of U.S. Department of Education program reviews as compared to three such reviews in fiscal 2012. We received final reports from the U.S. Department of Education for six program reviews in fiscal 2013, and have not received a final report for two of the program reviews performed in fiscal 2013 and two program reviews performed in fiscal 2012. Additionally, for fiscal 2014 to date, we have had two program reviews and and one additional review is scheduled.
On May 24, 2013, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. The Company plans to cooperate with the OIG in connection with its investigation. However, we cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
The U. S. Department of Veterans Affairs, the U. S. Department of Defense, and the applicable state oversight agency also periodically review a location's compliance with guidance, regulations, and laws. The scope of the reviews vary, and noncompliance may result in students receiving liabilities on their U. S. Department of Defense or U. S. Department of Veterans Affairs educational benefits, as well as locations being subjected to fines, suspensions, and/or corrective action, including the location no longer being an approved location for students to access their U. S. Department of Defense or U. S. Department of Veterans Affairs educational benefits, and potential program eligibility elimination.
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
Following the Transaction, the U.S. Department of Education separately considered our and our schools' compliance with the financial responsibility requirements on a consolidated basis. As of June 30, 2013, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. In December 2012, the U.S. Department of Education decreased the required letter of credit from $414.5 million, 15% of the Title IV program funds received by students at our institutions during fiscal 2011, to $348.6 million, or 15% of total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. We expect to be required to renew the letter of credit at this level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase or decrease the percentage of the Title IV funds used to determine the size of the letter of credit. Outstanding letters of credit reduce lending availability under our revolving credit facility, except to the extent that we obtain cash secured letters of credit, which we are permitted to do under our senior credit facility. In fiscal 2013, we obtained cash secured letters of credit from two lenders in the aggregate amount of $200.0 million in order to satisfy a portion of our letter of credit obligation to the U.S. Department of Education and obtained a letter of credit under our revolving credit facility for the remainder. The cash secured letter of credit facilities expire on July 8, 2014, or if earlier, the date the existing revolving credit facility is terminated. Based on the U.S. Department of Education's current requirement, we believe that we will need to renew or replace the cash secured letters of credit to satisfy our letter of credit obligation in the future, and if we cannot do so, it would impair our liquidity. However, in the future we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. In addition, in order to ensure our schools meet financial responsibility tests at the institutional level, we often contribute money to our schools at the end of each of our fiscal years. We may have less liquidity to fund such contributions in future years. We do not believe any reduction in contributions to our schools will have a material adverse impact on us, but can provide no assurances.
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
Cohort Default Rates. Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The U.S. Department of Education calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the FFEL/Direct Loan program and/or participates in the Direct Loan program receives a FFEL/Direct Loan cohort default rate for each federal fiscal year based on defaulted program loans. A federal fiscal year is October 1 through September 30. Beginning in September 2012, the U.S. Department of Education began to calculate an institution’s annual cohort default rate based on two methodologies: the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year (the “Two-Year CDR”); and the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the second succeeding federal fiscal year (the “Three-Year CDR”).
Under the Two-Year CDR, if an institution’s FFEL/Direct Loan cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, it no longer will be eligible to participate in the FFEL/Direct Loan and Pell programs for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If an institution’s FFEL/Direct Loan cohort default rate exceeds 40% for any single fiscal year, it no longer will be eligible to participate in the Direct Loan program for the remainder of the federal fiscal year in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. If, at any given point, an institution’s Perkins cohort default rate equals or exceeds 50% for each of the three most recent federal fiscal years, it no longer will be eligible to participate in the Perkins programs for the remainder of the federal fiscal year, in which the U.S. Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years.
The U.S. Department of Education typically publishes draft cohort default rates in February and the final rates in September of each year. None of our schools has had a FFEL/Direct Loan Two-Year CDR of 25% or greater for any of the last three consecutive federal fiscal years.

Our final and draft Two-Year CDRs for federal fiscal years 2010 and 2011, respectively, were as follows:

Institution	Fiscal 2010 Two-Year CDR (%)	Draft Fiscal 2011 Two-Year CDR (%) (2)
The Art Institute of Atlanta	13.0	15.0
The Art Institute of Charlotte (1)	13.4	—
The Art Institute of Colorado	10.8	13.9
The Art Institute of Fort Lauderdale	10.3	12.3
The Art Institute of Houston	13.2	16.5
The Art Institute of New York City	13.0	17.9
The Art Institute of Philadelphia	9.4	11.3
The Art Institute of Phoenix	14.9	18.2
The Art Institute of Pittsburgh	14.3	19.7
The Art Institute of Portland	7.4	7.1
The Art Institute of Seattle	8.5	12.4
The Art Institute of York - Pennsylvania	8.2	14.9
The Art Institutes International Minnesota	8.3	10.1
The Illinois Institute of Art - Chicago	10.8	12.7
Miami International University of Art & Design	11.2	12.5
The New England Institute of Art	9.0	12.0
Argosy University	8.2	14.1
South University	11.9	17.5
Brown Mackie College - Salina	11.5	15.4
(1) Institution became part of South University for accreditation and Title IV program purposes during fiscal 2013.
(2) Our final Two-Year CDRs may differ from the draft rates presented above.
The weighted average of the combined official FFEL/Direct Loan Two-Year CDRs for borrowers at our institutions during federal fiscal year 2010 was 12.0% as compared to a weighted average of 16.4% for the federal fiscal year 2011 draft rates.
Under the Three-Year CDR calculation, most institutions' respective cohort default rates will increase materially due to the extended default period. The HEA reauthorization provided some relief from the increase in cohort default rates by increasing the default rate threshold for the Three-Year CDR from 25% to 30% and by requiring that the rate as calculated under the Two-Year CDR methodology will be used in determining sanctions associated with high cohort default rates until the Three-Year CDRs have been calculated and issued for fiscal 2009, 2010 and 2011, the latter of which will be calculated and issued in 2014. Our final and draft Three-Year CDRs for federal fiscal years 2009 and 2010, respectively, were as follows:

Institution	Fiscal 2009 Three-Year CDR (%)	Draft Fiscal 2010 Three-Year CDR (%)(2)
The Art Institute of Atlanta	26.5	23.5
The Art Institute of Charlotte (1)	24.1	—
The Art Institute of Colorado	17.0	18.5
The Art Institute of Fort Lauderdale	21.4	19.6
The Art Institute of Houston	25.4	25.1
The Art Institute of New York City	28.6	25.7
The Art Institute of Philadelphia	24.0	20.2
The Art Institute of Phoenix	26.3	26.3
The Art Institute of Pittsburgh	23.3	25.5
The Art Institute of Portland	12.4	13.6
The Art Institute of Seattle	14.6	17.0
The Art Institute of York - Pennsylvania	10.4	18.0
The Art Institutes International Minnesota	15.7	15.8
The Illinois Institute of Art - Chicago	18.7	19.9
Miami International University of Art & Design	23.4	22.2
The New England Institute of Art	14.5	17.1
Argosy University	13.4	15.8
South University	21.5	23.0
Brown Mackie College - Salina	23.1	20.2
(1) Institution became part of South University for accreditation and Title IV program purposes during fiscal 2013.
(2) Our final Three-Year CDRs may differ from the draft rates presented above.
The weighted average of the combined fiscal 2009 and draft 2010 FFEL/Direct Loan Three-Year CDR for borrowers at our institutions was 21.2% and 22.1%, respectively. The final fiscal 2010 FFEL/Direct Loan Three-Year CDRs are expected to be issued by the U.S. Department of Education in September 2013.
Institutions that exceed the FFEL/Direct Loan cohort default rate threshold (25% under the current Two-Year CDR calculation) or have a cohort default rate for Perkins loans that exceeds 15% for the most recent federal award year (July 1 through June 30) may be placed on provisional certification status for up to three years. Provisional certification by itself does not limit an institution’s access to Title IV program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if the U.S. Department of Education determines that the institution is unable to meet its responsibilities under its program participation agreement.
As of June 30, 2013, eleven of our twelve institutions participating in the Perkins program had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ended June 30, 2012, the most recent year for which such rates have been calculated. None of these institutions had a Perkins cohort default rate in excess of 50%. Funds from the Perkins program did not exceed 3.4% of these institutions’ respective net revenues in fiscal 2013. None of these institutions has been placed on provisional certification for this reason. Because we have not disbursed Perkins loans at three of our institutions during the past few years, it is possible that the U. S. Department of Education may not permit those institutions to participate in the Perkins program in the future.
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
Recertification of Title IV Eligibility. The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally, such reviews occur every six years, although it typically occurs after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently, all of our schools are operating under provisional program participation agreements with the U.S. Department of Education due to the debt incurred and goodwill recorded in connection with the Transaction. The current provisional certifications of our institutions expire as follows:

two institutions are currently under review, one of which expired in fiscal 2013 but which is on a month-to-month certification pending final Department of Education approval and the other of which expires during fiscal 2014; fifteen expire in fiscal 2015; and one expires in fiscal 2016.
Return of Title IV Funds.  Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. The independent Title IV compliance audits for fiscal 2013 are currently in process.
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
Restrictions on Operating Additional Schools. The HEA generally requires that certain educational institutions be in full operation for two years before applying to participate in Title IV programs. However, under the HEA and applicable regulations, an institution that is certified to participate in Title IV programs may establish an additional location and apply to participate in Title IV programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable requirements. If the institution is provisionally certified (which is the case for our institutions that participate in Title IV programs), the institution must apply for approval from the U.S. Department before disbursing Title IV funds to students attending the additional location. In addition, a school that undergoes a change of ownership resulting in a change of control (as defined under the HEA) must be reviewed and recertified for participation in Title IV programs under its new ownership. All of our schools are currently provisionally certified due to the Transaction. During the time when a school is provisionally certified, it may be subject to summary adverse action for a material violation of Title IV program requirements and may not establish additional locations or educational programs without prior approval from the U.S. Department of Education. However, provisional certification does not otherwise limit an institution’s access to Title IV program funds. Our expansion plans are based, in part, on our ability to add additional locations or programs and acquire schools that can be recertified. The U.S. Department of Education informed us following the Transaction that it would not seek to impose growth restrictions on any of our schools as a result of the Transaction. Additionally, in May 2010 the U.S. Department of Education notified us that it will process requests for new locations and programs under our existing expansion plans and requested notification from us of any expansion beyond our existing plans in order to analyze those plans.
The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs as calculated under the applicable regulations. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions that fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2013, the percentage of revenues derived from Title IV programs ranged from approximately 56% to 82%, with a weighted average of approximately 76% as compared to a weighted average of approximately 79% in fiscal 2012.

The following table shows the 90/10 ratio for each of our institutions for the fiscal year ended June 30, 2013:

Institution	90/10 Ratio
Brown Mackie College - Salina	82%
South University	81%
The Art Institute of Pittsburgh	80%
The Art Institute of Phoenix	80%
Argosy University	79%
The Illinois Institute of Art - Chicago	75%
The Art Institute of York - Pennsylvania	74%
The Art Institute of New York City	73%
The Art Institute of Philadelphia	72%
The Art Institute of Fort Lauderdale	71%
The Art Institute of Portland	71%
The Art Institute of Atlanta	70%
The Art Institute of Houston	67%
The New England Institute of Art	66%
The Art Institutes International Minnesota	66%
The Art Institute of Colorado	64%
Miami International University of Art & Design	62%
The Art Institute of Seattle	56%
Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2013, students attending our schools received approximately $176.4 million of financial aid from military sources of which the significant majority was from the U. S. Department of Veterans Affairs and a lesser amount was from the U. S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. Further, a U. S. Department of Defense appropriations bill for fiscal year 2014 has passed the U. S. Senate Appropriations Committee which includes a rider that would revise the 90/10 Rule to no longer treat financial aid from the U.S. Department of Veteran Affairs and U.S. Department of Defense as cash payments for purposes of the rule and to prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenue on a cash accounting basis from the Title IV programs in a single fiscal year rather than the current rule of two consecutive fiscal years. In May 2012, attorneys general from 21 states and a chief consumer-affairs official for another state sent a letter to the leaders of the House and Senate education and veterans-affairs committees requesting that they revise the 90/10 Rule so that GI Bill and other educational benefits for military veterans count toward the 90-percent cap on the amount of annual revenue a proprietary college may receive from federal student-aid programs. These proposed revisions to the 90/10 Rule would have a negative impact on our ability to comply with the 90/10 Rule if they are approved by Congress and the President and become law. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, net revenues and results of operations.
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
If a school does not meet its state requirements, its state licensing could be limited, modified, suspended or terminated.  Failure to maintain licensure makes a school ineligible to participate in Title IV programs.  Under the HEA, an institution must be authorized by each state in which it is located to participate in Title IV programs.  The state authorization regulations adopted by the U.S. Department of Education effective July 1, 2011 established specific new federal minimum requirements with respect to the sufficiency of a state's authorization of an educational institution for participation in Title IV programs.  The U.S. Department of Education stated at the time it published the final regulation that it recognized that a state might be unable to provide appropriate state authorizations to its institutions by the July 1, 2011 effective date of the regulation and that institutions unable to obtain state authorization in that state may request a one-year extension of the effective date of the regulations to July 1, 2012 (and, if necessary, an additional one year extension of the effective date to July 1, 2013).  In 2012 and 2013, we obtained extension letters from California and Hawaii.  Since 2011, several states adopted new laws and regulations to comply with the federal mandate.  However, the U.S. Department of Education, despite repeated requests, has never specified which state laws it considers to be inadequate.  In early 2013, U.S. Department of Education officials unofficially began to question the sufficiency of certain state laws using an interpretation of their rules that many believe is erroneous.  On May 21, 2013, the U.S. Department of Education published a notice stating that it would provide a further extension of the effective date, until July 1, 2014 to qualifying institutions that obtain from a state an explanation of how an additional one-year extension will permit the state to comply with the regulations.  Pursuant to the May 21, 2013 extension, we obtained extension letters from state regulators in Alabama, California, Georgia, Hawaii, Utah, and Washington. However, the U.S. Department of Education has not indicated whether those letters are acceptable or whether such letters are required in other states. We will also continue to work with the state licensing agencies and, if necessary, state legislators in each of these jurisdictions, along with other industry groups and post-secondary institutions, to obtain definitive guidance from the U.S. Department of Education and advocate for any necessary modifications to state procedures, rules, or laws.  In the event that any states in which we have schools are found to not comply with the new state licensing regulations as of July 1, 2014, the affected schools could be deemed to have lacked state authorization and subject to sanctions, including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the schools purportedly lacked state authorization.  Additionally, students at our schools located in those states would be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The state authorization regulations adopted effective as of July 1, 2011 also provided that if an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state.  On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the regulations requiring proof of state approval for online education programs on procedural grounds, and that ruling was later upheld on appeal.  However, the U.S. Department of Education warned in a Dear Colleague Letter dated July 27, 2012 that while it cannot enforce the requirements for online education programs, institutions must continue to be responsible for complying with all state laws as they relate to distance education. The courts also ruled that the U.S. Department of Education may elect to re-introduce this rule, and on April 16, 2013, the U.S. Department of Education announced its intention to revisit the state licensing requirements for post-secondary distance education in a new negotiated rulemaking process which is expected to begin in the fall of 2013.  No assurance can be given with respect to whether the U.S. Department of Education will adopt new rules addressing licensing requirements for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations.
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
Post-secondary institutions located in Vancouver which have a student loan default rate equal to or greater than 28% are subject to review by SABC and may lose eligibility to participate in SABC financial aid programs for at least two years as a result of the review. The compliance staff of SABC work with schools with high default rates to manage and seek solutions for high defaults rates. In 2012, the official default rates for The Art Institute of Vancouver and its branch location were 13.0% and 16.2%, respectively.
Institutions cannot automatically acquire student aid designation through the acquisition of other student aid eligible institutions. In the event of a change of ownership, including a change in controlling interest, the Ministry of Advanced Education and Labour Market Development, as well as SABC, require evidence that the institution has continued capacity and a formal undertaking to comply with registration and student aid eligibility requirements. Given that the Province of British Columbia and PCTIA periodically revise their respective regulations and other requirements and change their respective interpretations of existing laws and regulations, we cannot assure you that the provincial government and PCTIA will agree with our interpretation of each requirement.
Canadian schools are required to audit their administration of student aid programs annually or as otherwise directed by SABC. We believe that we have complied with these requirements.
Employees
At June 30, 2013, we had approximately 23,400 employees.  Of these employees, approximately 12,500 (including  approximately 2,800 faculty members) were full time employees, approximately 10,700 were part-time employees (most of which were faculty members) and approximately 200 employees were on leave status.
Competition
The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary providers, including those that offer distance learning programs. Many public and private colleges and universities, as well as other proprietary providers, offer programs similar to those we offer. In particular, we believe the competition for students attending fully-online programs has increased over the last several years as more institutions, including public and private institutions, offer degrees to fully-online students. Public institutions receive substantial government subsidies, and both public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary providers. Accordingly, public and private institutions may have facilities and equipment superior to those in the proprietary sector and often can offer lower effective tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.
Seasonality in Results of Operations
Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments at our schools. Our first fiscal quarter is typically our lowest revenue recognition quarter due to student vacations.
The Company
Education Management Corporation is a Pennsylvania corporation founded in 1962 with principal executive offices located at 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222. We can be reached by telephone at (412) 562-0900 or via our website at www.edmc.edu. Our principal shareholders are private equity funds affiliated with Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (the “Sponsors”).
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
We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General, the U. S. Department of Education, members and committees of Congress and other parties have increasingly focused on allegations of improper recruiter compensation practices and deceptive marketing practices, among other issues. For example, on July 30, 2012, the majority staff of the HELP Committee issued a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the post-secondary educational population, the majority staff report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at proprietary colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to prohibit these institutions from receiving more than 85% of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers.
Additionally, a number of state Attorneys General have launched investigations into proprietary post-secondary education institutions, including some of our schools. We received subpoenas or requests for documents from the Attorneys General of Florida, Kentucky, New York, Colorado, and Massachusetts in October 2010, December 2010, August 2011, September 2012, and January 2013 respectively, and the San Francisco, CA City Attorney in December 2011 in connection with investigations of our institutions and their business practices. We have nine schools located in Florida, three schools located in Kentucky, one school located in New York, two schools in Colorado, and one school in Massachusetts. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort including 19 states to examine potential abuses by proprietary educational institutions. While the initial goal of the joint investigation is sharing information among the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices.
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
Regulations adopted by the U.S. Department of Education could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.
The U.S. Department of Education has promulgated a substantial number of new regulations in the past three years that impact our business, including but not limited to compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” which became effective on July 1, 2011. These new regulations, known as the program integrity rules, have had significant impacts on our business. For example, we implemented a new compensation plan for our admissions representatives beginning in the third quarter of fiscal 2011 in response to the revised compensation rules for employees who are engaged in recruiting of students or the awarding of financial aid and revised other practices.
In the spring of 2013 the U.S. Department of Education held public hearings and accepted comments on a number of proposed rulemaking topics under the HEA, including cash management of funds provided under Title IV programs, regulations designed to prevent fraud, state authorization for programs offered through distance education or correspondence education, state authorization for foreign locations of institutions located in a state, clock to credit hour conversion, changes made by the Violence Against Women Reauthorization Act of 2013 to the campus safety and security reporting requirements in the HEA, the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program, and campus-based Federal Student Aid program reforms. In addition, the U.S. Department of Education has announced participants in two negotiated rulemaking sessions which will address the appropriateness of adopting standards for measuring whether programs offered by proprietary institutions such as ours lead to “gainful employment” in a recognized occupation. Under the HEA, with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.”
The gainful employment negotiating rulemaking sessions are scheduled to be held in September and October of 2013. On August 30, 2013, the U.S. Department of Education issued a draft gainful employment regulation that would determine program eligibility and student notice requirements based on whether the program satisfies annual metrics related to student loan borrowing and earnings of graduates. These metrics are as follows:

•	Debt-to-discretionary earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their discretionary earnings; and

•	Debt-to-earnings ratio, which compares (i) the annual repayment required on student loan debt incurred by students who completed the program to (ii) their actual annual earnings.
Under the draft regulation, the median annual loan payment amount for the applicable cohort of students may not be greater than 30% of the greater of their average or median discretionary earnings, and the median annual loan payment amount for the applicable cohort of students may not be greater than 12% of the greater of their average or median annual earnings. If a program were to fail both of those metrics in a given year, the U.S. Department of Education would require the institution to warn students about debt incurred by graduates from the program and limit students eligible to participate in Title IV programs to the prior year level. A program would lose eligibility for federal student aid (i.e., students in the program would immediately lose eligibility to receive additional disbursements of Title IV program funding), if the program were to fail both metrics two times within any three year period, or if the program had a debt-to-discretionary earnings ratio of greater than 20% but less than or equal to 30% or a debt-to-earnings ratio of more than 8% but less than or equal to 12% for four consecutive years. If a program loses eligibility, the institution would not be able to reestablish the program's eligibility for at least three years. The draft regulation includes additional provisions, some of which are more restrictive than the terms of the regulation proposed in 2011 in connection with the program integrity regulations. The U. S. Department of Education's analysis provided with the draft rule indicates that more programs would be covered and that a smaller percentage of covered programs would pass under the draft 2013 regulation than would have passed under the final 2011 rule. We are evaluating the potential impact of the draft regulation, which may be significantly revised in connection with the negotiated rulemaking sessions that are scheduled to begin in September 2013 and subsequent notice and comment period.
In addition, we cannot predict with certainty how new regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. The new regulations, including the program integrity regulations. may also subject us to qui tam lawsuits by private parties for alleged violations of the federal False Claims Act or similar state False Claims Acts. Any such actions by other bodies that affect our programs and operations or lawsuits under the False Claims Act could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.
A finding that we violated the U.S. Department of Education's substantial misrepresentation regulation, which significantly expanded the scope of the regulation, could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.
The substantial misrepresentation regulation adopted by the U. S. Department of Education effective July 1, 2011 as part of the program integrity regulations, significantly expanded what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Any false, erroneous, or misleading statement that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could be deemed a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution's participation in Title IV programs. In June 2012, the United States Court of Appeals for the District of Columbia Circuit issued a decision holding, among other things, that portions of the substantial misrepresentation regulation allowing the U.S. Department of Education to revoke the institution's program participation agreement or impose limitations on the institution's participation without affording procedural protections were unlawful. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation.
If we fail to obtain periodic recertifications for our schools to participate in Title IV programs, or if our certifications are withdrawn by the U.S. Department of Education prior to the next scheduled recertification, students at the affected schools would no longer be able to receive Title IV program funds.
Our institutions are required to seek recertifications from the U.S. Department of Education upon expiration of their provisional certifications, which occur approximately every three years in order to participate in Title IV programs due to their provisional certification status. The current provisional certifications of our institutions expire as follows: two institutions are currently under review, one of which expired in fiscal 2013 but which is on a month-to-month certification pending final U.S. Department of Education approval and the other of which expires during fiscal 2014; fifteen expire in fiscal 2015; and one expires in fiscal 2016. The U.S. Department of Education will also review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S. Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. The U.S. Department of Education also may conduct periodic announced and unannounced audits, reviews and investigations of our institutions. During fiscal 2013, four of our institutions were the subject of U.S. Department of Education program reviews as compared to three such reviews in fiscal 2012. We received final reports from the U.S. Department of Education for six program reviews in fiscal 2013, and have not received a final report for two of the program reviews performed in fiscal 2013 and one program review performed in fiscal 2012. If the U.S. Department of Education were to decide not to renew or to withdraw our certification to participate in Title IV programs at any time, our students no longer would be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
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
To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. As of June 30, 2013, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. In December 2012, the U.S. Department of Education decreased the required letter of credit from $414.5 million, 15% of the Title IV program funds received by students at our institutions during fiscal 2011, to $348.6 million, or 15% of total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. We expect to be required to renew the letter of credit at the 15% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase or decrease the percentage of Title IV funds used to determine the size of the letter of credit. Outstanding letters of credit reduce lending availability under our revolving credit facility, except to the extent that we obtain cash secured letters of credit, which we are permitted to do under our senior credit facility. In fiscal 2013, we obtained cash secured letters of credit from two lenders in the aggregate amount of $200.0 million in order to satisfy a portion of our letter of credit obligation to the U.S. Department of Education and obtained a letter of credit under our revolving credit facility for the remainder. The cash secured letter of credit facilities expire on July 8, 2014 or, if earlier, the date the existing revolving credit facility is terminated. Based on the U.S. Department of Education's current requirement, we believe that we will need to renew or replace the cash secured letters of credit to satisfy our letter of credit obligation in the future, and if we cannot do so, it would impair our liquidity. However, in the future we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. In addition, in order to ensure our schools meet financial responsibility tests at the institutional level, we often contribute money to our schools at the end of each of our fiscal years. We may have less liquidity to fund such contributions in future years. We do not believe any reduction in contributions to our schools will have a material adverse impact on us, but can provide no assurances.
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
Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages, and these rates are expected to increase under recent changes to the calculation of cohort default rates under the HEA. See “Business – Federal Oversight of Title IV Programs – Cohort Default Rates." Certain of our institutions have default rates in excess of specified rates in the Federal Perkins Loan Program, which is not a material federal student aid program for us or any of our institutions. Though we believe our institutions do not exceed either the specified rates for student default for our material programs or the percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one or more of our schools could have a material adverse effect on our student population, results of operations and cash flows. Because we have not disbursed Perkins loans at many of our institutions during the past few years, it is possible that the U. S. Department of Education may not permit those institutions to participate in the Perkins program in the future.
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
A provision of the HEA requires all proprietary education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under the regulations. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2013, the percentage of revenues derived from Title IV programs ranged from approximately 56% to 82%, with a weighted average of approximately 76% as compared to a weighted average of approximately 79% in fiscal 2012. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule.
During fiscal 2013, students attending our schools received approximately $176.4 million of financial aid from military sources of which the significant majority was from the U. S. Department of Veterans Affairs and a lesser amount was from the U. S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. Further, a bill has been introduced in the U.S. Senate that would revised the 90/10 Rule to no longer treat financial aid from the U.S. Department of Veteran Affairs and U.S. Department of Defense as cash payments for purposes of the rule and prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenue on a cash accounting basis from the Title IV programs in a single fiscal year rather than the current rule of two consecutive fiscal years. In May 2012, attorneys general from 21 states and a chief consumer-affairs official for another state sent a letter to the leaders of the House and Senate education and veterans-affairs committees requesting that they revise the 90/10 Rule so that GI Bill and other educational benefits for military veterans count toward the 90-percent cap on the amount of annual revenue a proprietary college may receive from federal student-aid programs. These proposed revisions to the 90/10 Rule would have a negative impact on our ability to comply with the 90/10 Rule if they are approved by Congress and the President and become law. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
Our failure to comply with various state regulations or to maintain any national, regional or programmatic accreditation could result in actions taken by those states or accrediting agencies that would have a material adverse effect on our student enrollment, results of operations and cash flows.
Under the HEA, an institution must be authorized by each state in which it is located to participate in Title IV programs. The state authorization regulations adopted by the U.S. Department of Education effective July 1, 2011 established specific new federal minimum requirements with respect to the sufficiency of a state's authorization of an educational institution for participation in Title IV programs. The U.S. Department of Education stated at the time it published the final regulation that it recognized that a state might be unable to provide appropriate state authorizations to its institutions by the July 1, 2011 effective date of the regulation and that institutions unable to obtain state authorization in that state may request a one-year extension of the effective date of the regulations to July 1, 2012 (and, if necessary, an additional one year extension of the effective date to July 1, 2013). In 2012 and 2013, we obtained extension letters from California and Hawaii. Since 2011, several states adopted new laws and regulations to comply with the federal mandate. However, the U.S. Department of Education, despite repeated requests, has never specified which state laws it considers to be inadequate. In early 2013, U.S. Department of Education officials unofficially began to question the sufficiency of certain state laws using an interpretation of their rules that many believe is erroneous. On May 21, 2013, the U.S. Department of Education published a notice stating that it would provide a further extension of the effective date, until July 1, 2014, to qualifying institutions that obtain from a state an explanation of how an additional one-year extension will permit the state to comply with the regulations. Pursuant to the May 21, 2013 extension, we obtained extension letters from state regulators in Alabama, California, Georgia, Hawaii, Utah, and Washington. However, the U. S. Department of Education has not indicated whether these letters are acceptable or whether such letters are required in other states.We will also continue to work with the state licensing agencies and, if necessary, state legislators in each of these jurisdictions, along with other industry groups and post-secondary institutions, to obtain definitive guidance from the U.S. Department of Education and advocate for any necessary modifications to state procedures, rules, or laws. In the event that any states in which we have schools are found to not comply with the new state licensing regulations as of July 1, 2014, the affected schools could be deemed to have lacked state authorization and subject to sanctions, including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the schools purportedly lacked state authorization. Additionally, students at our schools located in those states would be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The state authorization regulations adopted effective as of July 1, 2011 also provided that if an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the regulations requiring proof of state approval for online education programs on procedural grounds, and that ruling was later upheld on appeal. However, the U.S. Department of Education warned in a Dear Colleague Letter dated July 27, 2012 that while it cannot enforce the requirements for online education programs, institutions must continue to be responsible for complying with all state laws as they relate to distance education. The courts also ruled that the U.S. Department of Education may elect to re-introduce this rule, and on April 16, 2013 the U.S. Department of Education announced its intention to revisit the state licensing requirements for post-secondary distance education in a new negotiated rulemaking process which is expected to begin in the fall of 2013. No assurance can be given with respect to whether the U.S. Department of Education will adopt new rules addressing licensing requirements for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations.
Beginning in fiscal 2012, ACICS, the accrediting agency for 38 Art Institutes and Brown Mackie Colleges, established compliance standards to measure student retention, graduate placement and licensure passage rates. In the event that a campus or program offered by a campus fails to meet the minimum compliance standard for two consecutive years after notice from ACICS and does not satisfy the requirement for a waiver, ACICS may withdraw accreditation from the campus or program. The compliance standards for retention and graduate placement increased substantially from fiscal 2012 to fiscal 2013. ACICS treats the fiscal 2012 and fiscal 2013 standards separately for purposes of the required time period to bring a campus or program into compliance with the minimum standard. Although the reporting period for fiscal 2013 will not be completed until November 1, 2013, based on preliminary projections, we believe that (i) 18 programs offered by ACICS-accredited campuses which failed to meet the fiscal 2012 compliance standard for retention or graduate placement may not meet the applicable compliance standard in fiscal 2013, and (ii) 10 of our campuses and 184 programs offered by ACICS-accredited campuses may fail to meet the compliance standard for retention or graduate placement based on the fiscal 2013 standard. The programs and campuses have two years to meet the minimum compliance standard after receipt of notice from ACICS in the event that they fail to meet the minimum standard. We are implementing additional monitoring at each of these campuses and programs in order to address the deficiencies in meeting the minimum retention or placement rates, as applicable. In the event that one of our campuses accredited by ACICS failed to meet the compliance standard for either student retention or graduate placement for two consecutive years from the date of notice of noncompliance or a significant number of programs offered by ACICS accredited campuses failed to meet the respective compliance standard within such timeframe, it would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
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
Loss of or reductions in state or other financial aid programs for our students could negatively impact our revenues from students.
In fiscal 2013, approximately 1.6% of our net revenues were indirectly derived from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. Recently, several states in which we have schools have substantially decreased or eliminated the amount of grants available to students who attend proprietary post-secondary institutions. The loss of access to state grants by a significant number of students attending our schools could have a material adverse impact on our student enrollment, net revenues and cash flows from operations. The loss of state financial aid could also have an adverse impact on our ability to comply with the 90/10 Rule and result in increased student borrowing.
During fiscal 2013, students attending our schools received approximately $176.4 million of financial aid from military sources, the significant majority of which was from the U. S. Department of Veterans Affairs.  The U. S. Department of Veterans Affairs and the applicable state approving agency periodically review a school's compliance with applicable guidance, regulations, and laws.  The scope of these compliance reviews varies.  Noncompliance may result in liability for educational benefits paid by the U. S. Department of Veterans Affairs, as well as the imposition of fines, suspensions, corrective action, and potential limitation or loss of funding.  The U. S. Department of Veterans Affairs is currently conducting a compliance review of one of our schools.  While the U. S. Department of Veterans Affairs has not yet issued a report of its findings, it has informed us that it has identified instances in which the school failed to notify the U. S. Department of Veterans Affairs of circumstances where students receiving educational benefits failed to pursue a course, which we have been informed may in turn give rise to a refund obligation by students.  We may be required, or we may elect, to reimburse the U. S. Department of Veterans Affairs for adjustments to the amount of educational benefits paid by the U. S. Department of Veterans Affairs to the affected students. The school will also be required to revise its policy on notifying the U. S. Department of Veterans Affairs when students receiving benefits withdraw from a course by October 1, 2013 in order to continue to participate in student benefit programs, and is working with the U. S. Department of Veterans Affairs to ensure that appropriate policy revisions are made by such date. The reimbursement of a material amount of education benefits paid to students and loss of access to military financial aid, including aid from the U. S. Department of Veterans Affairs, by a significant number of students attending our schools could have a material adverse impact on our student enrollment, net revenue, and cash flow from operations.
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
We are also the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. We intend to cooperate with the Office of Inspector General in connection with its investigation. The U.S. Department of Education may also take emergency action to suspend any of our schools' certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent the misuse of Title IV program funds.
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
We are the subject of an ongoing SEC investigation and comment letter process which could divert management's focus, result in substantial investigation expenses, and have an adverse impact on our reputation and financial condition and results of operations.
On March 20, 2013, and May 13 2013, the Company received subpoenas from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) requesting documents and information relating to the Company's valuation of goodwill and its bad debt allowance for student receivables and letters of credit posted with the U. S. Department of Education, respectively. Refer to Item 3, "Legal Proceedings" for additional information regarding the SEC investigation. In addition, on June 22, 2012, the Company received a letter from the Staff of the SEC Division of Corporation Finance regarding the Company's Form 10-K for the fiscal year ended June 30, 2011 (filed August 30, 2011) and the Form 10-Q for the fiscal quarter ended March 31, 2012. We engaged in communications and correspondence with the Staff responding to that letter and to additional letters received from the Staff with further comments with respect to these filings and subsequent filings. Our last response to the Staff was dated January 24, 2013. We believe the responses to the comment letters that we have provided and the additional disclosures we have incorporated into our subsequent periodic filings are responsive to the SEC's comments. However, as of the date of this annual report, the Company has not received notice from the Staff that its review process is complete. Some of the comments involved our accounting for and timing of goodwill impairment and bad debt expense for student receivables. We are unable to predict how long the Division of Enforcement's investigation will continue or whether, at the conclusion of its investigation, it will seek to impose fines or take other actions against us. In addition. we are unable to predict the timing of the completion of the Division of Corporation Finance's review of our disclosures or the outcome of such review. Publicity surrounding the foregoing or any enforcement action as a result of the SEC's investigation, even if ultimately resolved favorably for us, could have an adverse impact on our reputation, business, financial condition, results of operations , or cash flows.
Our regulatory environment and our reputation may be negatively influenced by the actions of other post-secondary education institutions and the current media environment.
In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary education institution, including the HELP Committee hearings on the proprietary education sector during 2010 and 2011 and the resulting report issued by the majority staff of the HELP Committee on July 30, 2012. In addition, a number of State Attorneys General have launched investigations into post-secondary institutions, including some of our schools. Private parties have recently filed a number of significant lawsuits against post-secondary institutions alleging wrongdoing, including the misstatement of graduate job placement rates. The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegation of, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted significant adverse media coverage. The intervention by the U.S. Department of Justice and five states in a qui tam case involving our alleged violation of the U.S. Department of Education’s prior incentive compensation rules has also drawn significant media attention. Allegations against the post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our net revenues, cash flows and operating profit or result in increased regulatory scrutiny.
Government laws and regulations are evolving and unfavorable changes could harm our business.
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the post-secondary industry. Existing and future laws and regulations may impede our growth. These regulations and laws may cover consumer protection, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications and Internet services. We are also subject to federal and state lobbying regulation as well as new federal disclosure requirements regarding the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. Legislation and regulation in the United States as well as international laws and regulations could result in compliance costs which may reduce our revenue and income and/or result in reputational damage, as well as governmental action should our compliance measures not be deemed satisfactory.

RISKS RELATED TO OUR BUSINESS
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.
The following chart shows our level of consolidated indebtedness at June 30, 2013 (in millions):

Revolving credit facility, repaid on July 1, 2013	$75.0
Senior secured term loan facility, due in June 2016	736.5
Senior secured term loan facility, due in March 2018, net of discount	342.4
Senior cash pay/PIK notes due 2018, net of discount	206.2
Other	0.1
Total	$1,360.2
Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

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
In addition, we and our subsidiaries may incur additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our New Notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
Our ability to refinance our existing indebtedness, our access to capital markets, the availability or cost of borrowing under our existing credit facilities, and sourcing for additional funding to expand or operate our business may be adversely impacted by continued disruptions and volatility in the credit and equity markets worldwide and credit concerns regarding the industry in general and our Company in particular.
The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty during the last three years leading to governmental intervention in the banking sector in the United States and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed to refinance our existing indebtedness or expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our senior secured credit facilities. Credit concerns regarding the proprietary post-secondary education industry as a whole and our Company in particular have impeded our access to capital markets and may continue to do so in the future.
In particular, our ability to refinance our $328.3 million revolving credit facility that expires on June 1, 2015, and our $200 million cash-secured letter of credit facilities which expire in July 2014, both of which are used in connection with our $348.6 million letters of credit posted with the U. S. Department of Education, could be adversely impacted. Our $736.5 million term loan due in 2016 could be similarly impacted. At June 30, 2013, the long-term portion of our outstanding indebtedness was $1.3 billion. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.
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
We also cannot assure you that we will be able to refinance any of our indebtedness, including our revolving credit facility expiring in 2015 and our term loan due in 2016, or obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt and, in any event, to the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt. On March 5, 2013, we completed a private exchange offer (the "Exchange Offer") in which we offered to exchange our 8.75% Senior Notes due June 1, 2014 ("Old Notes") for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 ("New Notes") and (ii) cash. In connection with the Exchange Offer, we issued $203.0 million of New Notes and paid down $162.3 million of Old Notes with cash on hand. The remaining Old Notes of $9.7 million not tendered in the Exchange Offer were extinguished in April 2013 at par.
In addition, our ability to issue equity to raise additional funds may be severely constrained because of regulations of our accrediting agencies and the U.S. Department of Education relating to whether one of our institutions experiences a change of ownership or control. See "Risks Related to Our Highly Regulated Industry - If regulators do not approve transactions involving a change of control or change in our corporate structure we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment and thereby adversely affect our results of operations and cash flows."
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
In addition, under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2013 , it was in compliance with the financial and non-financial covenants. However, its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future. Furthermore, on September 30, 2012, the Consolidated Total Debt to Adjusted EBITDA ratio decreased from 4.00x to 3.50x and the minimum interest coverage ratio increased from 2.50:1 to 2.75:1, which makes it more difficult for us to comply with these covenants in the future.
A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. Certain of our subsidiaries have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our indebtedness under our senior secured credit facilities, as well as our unsecured indebtedness. In addition, the indenture governing the New Notes includes a cross-default provision to debt with a principal amount of greater than $50.0 million, which would require the New Notes to be prepaid or redeemed in the event of a default with respect to such debt.
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
The extent to which we extend credit to our students has increased over the last several years due to decreases in availability of private loans for students. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Due to the relative lack of availability of private lending sources, we have increased the extension of credit to our students for periods of up to 42 months beyond graduation, which resulted in higher bad debt expense as a percentage of net revenues in fiscal 2013 compared to prior periods. The total gross amount of student receivables with payment due dates beyond twelve months were approximately $52.2 million at June 30, 2013 as compared to $34.8 million at June 30, 2012. Additional regulations adopted by the CFPB or the U.S. Department of Education restricting our student lending activity or lending activity by third parties could have a material adverse impact on our results of operations and cash flows due to our reliance on internal and third party lending programs.
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

During fiscal 2013, revenues derived indirectly from private loans to students at our institutions represented approximately 2.4% of our net revenues, as compared to approximately 2.8% of our net revenues in fiscal 2012. These loans are provided pursuant to private loan programs and are made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. Private loans are made to our students by institutions and are non-recourse to us and our schools. Approximately 85% of the private loans in fiscal 2013 were offered and serviced by SLM Corporation. During the last three fiscal years, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans.

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
The U.S. and other industrialized countries currently are experiencing reduced economic activity, increased unemployment, substantial uncertainty about their financial services markets and, in some cases, economic recession. In addition, homeowners in the United States have experienced a significant reduction in wealth due to the decline in residential real estate values across much of the country. We believe that these events negatively impacted our results during the most recent two fiscal years and may continue to reduce the demand for our programs among students in the future, which could materially and adversely affect our business, financial condition, results of operations and cash flows. These adverse economic developments also may result in a reduction in the number of jobs available to our graduates and lower salaries being offered in connection with available employment, which, in turn, may result in declines in our placement and persistence rates. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. Further, the inability of students to pay their tuition and fees in cash has, along with other factors, resulted in a significant increase to our 90/10 rate over the last several fiscal years.
We recognized impairment charges in fiscal 2013 and 2012 and may recognize additional such charges in the future, which could adversely affect our results of operation and financial condition.
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
We recorded goodwill impairment charges of $1.6 billion and $294.5 million in fiscal 2012 and 2013, respectively. As of June 30, 2013, we had approximately $1.5 billion of property and equipment, goodwill and other intangible assets. While we currently believe that the fair value of our property and equipment, goodwill and other intangible assets exceeds its carrying value, changes in our estimates and assumptions regarding the future performance of our business could result in further impairment charges, which may have a material adverse affect on our results of operations.
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

As of June 30, 2013, we offer fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully-online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs.
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
In order to maintain and increase our revenues and margins, we must continue to attract new students in a cost-effective manner. Over the last two fiscal years, marketing expenses represented approximately 10.2% and 10.8% of our net revenues for fiscal 2013 and 2012, respectively. If we are unable to successfully market our schools and programs, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools. If we are unable to utilize these marketing methods in a cost-effective manner or if our other costs limit the amount of funds we can contribute to advertising, our profitability and revenue may suffer. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students or current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses.
A decline in the overall growth of enrollment in post-secondary institutions could cause us to experience lower enrollment at our schools, which would negatively impact our future growth.
According to its January 2013 report "Projections of Education Statistics to 2021," the U.S. Department of Education, enrollment in degree-granting, post-secondary institutions is projected to grow 15% over the ten-year period ending in the fall of 2021 to approximately 24.1 million students. This growth compares with a 32% increase reported in the prior ten-year period ended in 2011, when enrollment increased from 15.9 million students in 2001 to approximately 21.0 million students in 2011. While enrollment growth in the ten-year period ended 2011 was accompanied by a 17% increase in high school graduates from 2.9 million students in 2001 to 3.4 million students in 2011, the U.S. Department of Education is projecting growth of less than 1% in the number of high school graduates through 2021. Further, according to information published by the National Student Clearinghouse, enrollment in post-secondary institutions decreased by 2.3% from the Spring of 2012 to the Spring of 2013, and enrollment in four-year proprietary institutions decreased by 8.7% during the same time period.

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
We may need additional debt or equity financing in order to finance our continued operations. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and new school openings, the willingness of sellers to provide financing for future acquisitions and the amount of cash flows from our operations. In December 2012, the U.S. Department of Education decreased the required letter of credit from $414.5 million, or 15% of the Title IV program funds received by students at our schools during fiscal 2011, to $348.6 million, or 15% of total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. Outstanding letters of credit reduce the availability under our revolving credit facility. In the future, we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. Further, to the extent that we require additional financing in the future and are unable to obtain such additional financing, such as with respect to our cash-secured letter of credit facilities which expire in July 2014, we may not be able to grow our business.
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
The personal information that we collect and store may be vulnerable to misuse, breach, theft or loss that could adversely affect our reputation and operations, and regulation regarding personal information is increasing.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our schools collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, health data, personal and family financial data and credit card numbers. We are exposed to risk regarding the unauthorized use and disclosure of such information, including but not limited to risks associated with compliance with the U. S. Telephone Consumer Protection Act which, effective October 2013, will require prior express written consent to use of automatic telephone dialing systems. We also collect and maintain personal information of our employees in the ordinary course of our business. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, cyber computer hackers, computer viruses and other security threats. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with upgrades from time to time.
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
Our inability to operate one or more of our schools or locations due to a natural disaster, terrorist act or widespread epidemic, or to restore a damaged school or location to its prior operational level could materially hurt our operating results and cash flows.
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
We have a significant concentration of admissions representatives for our fully-online schools in two geographically separate locations. A natural disaster or terrorist act which affected one of these locations could result in our inability to contact prospective students for our fully-online programs for an extended period of time, which would result in a significantly lower number of new students enrolling in our programs.
The actions, errors, or instances of regulatory noncompliance of third party vendors upon which our institutions rely may negatively impact our business.
We engage third party vendors to provide, among other services, marketing and recruiting activities. Although we require that the work done by such third parties for quality assurance and compliance with applicable regulations, we may be ultimately responsible for any errors or instances of regulatory noncompliance, some of which could adversely impact our reputation, business, prospects, financial condition, cash flows, and results of operations.
We operate in a highly competitive industry, and competitors with greater resources could harm our business.
The post-secondary education market is highly fragmented and competitive. Our schools compete for students with traditional public and private two-year and four-year colleges and universities and other proprietary providers, including those that offer online learning programs. Related to this, a substantial proportion of traditional colleges and universities and community colleges now offer some form of distance learning or online education programs, including programs geared towards the needs of working learners. As a result, we face increased competition for students, including from colleges with well-established brand names. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. These include massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, which some educational institutions are now considering for credit. Public institutions receive substantial government subsidies, and public and private institutions have access to government and foundation grants, tax-deductible contributions and other financial resources generally not available to proprietary providers. Accordingly, public and private institutions may have instructional and support resources superior to those in the proprietary sector, and public institutions can offer substantially lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources than we do.

We could experience an event of default under our senior secured credit agreement if the Sponsors cease to own an aggregate of at least 35% of the voting interests of our outstanding capital stock, and such an event of default could adversely affect our liquidity and financial position.
Under the current terms of our senior secured credit agreement, an event of default would occur if the Sponsors cease to own, collectively, at least 35% of the voting interests of our outstanding capital stock on a fully diluted basis. This event of default could be triggered during the term of the senior secured credit agreement either by future sales or transfers of our capital stock by any of the Sponsors or by additional issuances of voting capital stock by us. As of June 30, 2013, the Sponsors owned, in the aggregate, approximately 84% of the voting interests of our outstanding capital stock on a fully diluted basis.
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
Collectively, private equity funds affiliated with the Sponsors beneficially owned approximately 84% of our outstanding common stock at June 30, 2013. In addition, pursuant to a Shareholders Agreement entered into among the Sponsors and certain of our shareholders (the “Shareholders Agreement”), the Sponsors have the right to appoint five directors to our Board of Directors. Currently, four of our ten directors are representatives of private equity funds affiliated with the Sponsors and one of the Sponsors has the right to appoint an additional director to the Board of Directors. Certain private equity funds affiliated with Providence Equity Partners and certain private equity funds affiliated with Goldman Sachs Capital Partners each have the right to appoint two directors if such Sponsor owns 10% or more of our common stock and each of the Sponsors have the right to appoint one director if such Sponsor owns 2% or more of our common stock. As a result, these private equity funds, should they vote their respective shares in concert with each other, have significant influence over our decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders, regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Under Pennsylvania law, the state of incorporation of the Company, the Sponsors could decide to effect a “short form” merger involving the Company, without the need for approval of the Company’s Board of Directors or any other shareholders, which would result in the shares held by the public being cashed out, and the Company no longer being publicly traded (a “going-private transaction”). Certain of these private equity funds from time to time consider the possibilities for effecting a going-private transaction, which they might decide to effect in the near term or thereafter, although there is no guarantee that such a transaction will be proposed, or if proposed, consummated or, should it be consummated, the timing or price thereof. Any decision by the Sponsors to approve, disapprove or undertake a transaction affecting the Company’s common stock could have a material effect on the value of the Company's outstanding shares.
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

As a result of our use of these exemptions, owners of our common stock do not have the same protection afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements. In the event that we cease to be eligible to utilize “controlled company” exemptions under Nasdaq’s corporate governance listing standards, we will have a transition period during which we must achieve compliance with the requirements described above.
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
Our shareholders may remove directors only for cause; provided that as long as our shareholders have the right to act by partial written consent, directors may be removed from office by partial written consent without assigning any cause. These and other provisions of the Pennsylvania Business Corporation Law (the “PBCL”) and our articles of incorporation and bylaws may discourage acquisition proposals, make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.
We currently do not intend to pay dividends on our common stock and, consequently, investors’ only opportunity to achieve a return on their investment is if the price of our common stock appreciates.
We currently do not expect to pay dividends on shares of our common stock. The terms of our senior secured credit facility indenture limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under our credit facilities or indenture, our ability to pay cash dividends will be limited in certain circumstances in the absence of a waiver of that default or an amendment to the facilities or indenture. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under our senior secured credit facilities and the indenture for the New Notes. Subject to these restrictions, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors. Consequently, the only opportunity for investors to achieve a return on their investment in the Company is if the market price of our common stock appreciates.

Education Management Corporation relies on dividends, distributions and other payments, advances and transfers of funds from its operating subsidiaries to meet its debt service and other obligations.
Education Management Corporation conducts all of its operations through certain of its subsidiaries, and at June 30, 2013 it had no significant assets other than cash of approximately $0.2 million and the capital stock of its respective subsidiaries. As a result, Education Management Corporation relies on dividends and other payments or distributions from its operating subsidiaries to meet any existing or future debt service and other obligations. The ability of its operating subsidiaries to pay dividends or to make distributions or other payments to Education Management Corporation will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that Education Management Corporation or its subsidiaries may incur. For example, its senior secured credit agreement and the indenture governing the New Notes contain certain restrictions on Education Management Corporation's subsidiaries’ ability to pay dividends and to make distributions.
We experience seasonal fluctuations in our results of operations which may result in similar fluctuations in the trading price of our common stock.
Historically, our quarterly revenues and income have fluctuated primarily as a result of the pattern of student enrollments at our schools. The number of students enrolled at our schools typically is greatest in the second quarter of our fiscal year, when the largest number of recent high school and college graduates typically begin post-secondary education programs. Student vacations generally cause our student enrollments to be at their lowest during our first fiscal quarter. Because a significant portion of our expenses do not vary proportionately with the fluctuations in our revenue, our results in a particular fiscal quarter may not indicate accurately the results we will achieve in a subsequent quarter or for the full fiscal year. These fluctuations in our operating results may result in corresponding volatility in the market price for our common stock. Our liquidity needs also fluctuate during the year, with our fourth fiscal quarter being our lowest point. Additionally, we have less liquidity following the use of $172.0 million of cash in connection with the (i) exchange of our senior notes due 2014 and the (ii) repayment of the non-exchanged senior notes in March 2013 and April 2013, respectively, which further tightens our liquidity for future periods.
The market price of our common stock may continue to be volatile due to a number of factors, including our low float, which could cause the value of an investment in our common stock to decline or could subject us to securities class action litigation.
Our stock price has declined significantly since January 2012 and may continue to be volatile due to, among other factors, our low float, which is the number of shares of the Company's common stock that are outstanding and available for trading by the public. Our relatively low float is a consequence of the concentrated holdings of certain of our principal shareholders, as well as our repurchases of common stock under the stock repurchase program that our Board of Directors adopted in 2010. The resulting thin trading market for our stock may cause the market price for our common stock to fluctuate significantly more than the stock market as a whole, and without a large float, our common stock is less liquid than the stock of companies with broader public ownership. In other words, the Company's stock price may change dramatically when buyers seeking to purchase shares of the Company's common stock exceed the shares available on the market, or when there are no buyers to purchase shares of the Company's common stock when shareholders are trying to sell their shares (including optionees exercising in-the-money stock options), and in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at the time that you wish at a price that you consider satisfactory. The lack of an active market may also reduce the fair value of your shares and may impair our ability to raise capital to continue to fund operations by selling shares or to acquire other companies by using our shares as consideration.
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
On June 22, 2012, the Company received a letter from the Staff of the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance regarding the Company's Form 10-K for the fiscal year ended June 30, 2011 (filed August 30, 2011) and the Form 10-Q for the fiscal quarter ended March 31, 2012. We engaged in communications and correspondence with the Staff responding to that letter and to additional letters received from the Staff with further comments with respect to these filings and subsequent filings. Our last response to the Staff was dated January 24, 2013. We believe the responses to the comment letters that we have provided and the additional disclosures we have incorporated into our subsequent periodic filings are responsive to the SEC's comments. However, as of the date of this annual report, the Company has not received notice from the Staff that its review process is complete. Some of the comments involved our accounting for and timing of goodwill impairment and bad debt expense for student receivables.
On March 20, 2013, and May 13 2013, the Company received subpoenas from the Division of Enforcement of the SEC requesting documents and information relating to the Company's valuation of goodwill and its bad debt allowance for student receivables and letters of credit posted with the U. S. Department of Education, respectively. Refer to Item 3, "Legal Proceedings" for additional information regarding the SEC investigation.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2013, our schools were primarily located in major metropolitan areas in 32 states and one Canadian province. Typically, our schools occupy an entire building or several floors or portions of floors in a building often located in office or commercial buildings.
We currently lease most of our administrative and educational facilities under operating lease arrangements. We own buildings occupied by The Art Institute of Pittsburgh, Argosy University Sarasota, and the Brown Mackie College in Lenexa, Kansas. In fiscal 2013, we sold and leased back a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institutes of Colorado and Seattle, Western State College of Law in Fullerton, California and Argosy University in Eagan, Minnesota. Refer to Item 8, "Financial Statements and Supplementary Data," Note 4, "Property and Equipment" for more information on these sale leaseback transactions. At June 30, 2013, we owned approximately 0.2 million square feet of real property and leased approximately 7.1 million square feet of office and educational facilities.
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
In August 2013, the parties to the action, along with the U.S. Department of Justice, participated in a private mediation in which the relator and the defendants reached an agreement in principle regarding the financial terms of a potential settlement. The agreement between the parties remains subject to approval by the U.S. Department of Justice. Significant terms remain to be negotiated, and there is no certainty that a final agreement will be reached. The settlement amount agreed to by the parties under the terms of the agreement in principle would be paid by the Company's insurer and the Company would pay an immaterial amount of attorneys fees incurred by the relator. The ultimate dismissal of the action, should a final settlement be reached, is subject to the Court's approval.
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
The Company and director defendants filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. On July 16, 2013, the Court dismissed the claims that the Company engaged in improper recruiting tactics and mismanaged the Company's financial well-being with prejudice. The Court also found that the Special Litigation Committee could conduct a supplemental investigation on the plaintiff's claims related to incentive compensation paid to admissions representatives and graduate placement statistics. The Court gave the Special Litigation Committee 90 days to submit a supplemental report with its analysis, at which time the defendants can renew their motion to dismiss the remaining claims. The Court tentatively set argument on the defendants' anticipated supplemental motion to dismiss for December 3, 2013.
On August 3, 2012, a shareholder derivative class action captioned Stephen Bushansky v. Todd S. Nelson, et al. was filed against certain of the directors of the Company in federal district court in the Western District of Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's use of improper recruiting, enrollment admission and financial aid practices and violation of the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The Company previously received a demand letter from the plaintiff which was investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend itself. The Company and the named director defendants filed a motion to stay the litigation pending the resolution of the Oklahoma Law Enforcement Retirement System shareholder derivative case or, alternatively, dismiss the case on October 19, 2012. On August 5, 2013, the Court granted the Company's motion to stay the case in light of the ruling on the Company's motion to dismiss the Oklahoma Law Enforcement Retirement System case.
OIG Subpoena
On May 24, 2013, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. The Company plans to cooperate with the Office of Inspector General in connection with its investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Securities and Exchange Commission Subpoenas
On March 20, 2013, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission requesting documents and information relating to the Company's valuation of goodwill and its bad debt allowance for student receivables. The Company received a second subpoena from the Division of Enforcement on May 13, 2013 which requests documents and information related to the letters of credit posted with the U.S. Department of Education. The Company intends to cooperate with the SEC in its investigation. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “EDMC.” At September 3, 2013, there were 124,639,120 shares of our common stock outstanding, which were held by approximately 74 holders of record. The computation of the approximate number of shareholders is based upon a broker search. The prices set forth below reflect the high and low sales prices for our common stock, as reported in the consolidated transaction reporting system of the Nasdaq Global Select Market:

	Price Range of Common Stock
	High	Low
2013
First quarter	$8.00	$2.84
Second quarter	5.62	2.87
Third quarter	5.24	3.12
Fourth quarter	7.78	3.43
	High	Low
2012
First quarter	$28.61	$14.26
Second quarter	29.90	13.45
Third quarter	29.29	13.68
Fourth quarter	14.73	5.55
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

.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*

Among Education Management Corporation, the NASDAQ Composite Index, and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
10/2/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
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
The following table presents our selected consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated balance sheet data as of June 30, 2012 and 2013 and the selected consolidated statement of operations data and the selected consolidated statement of cash flows data for the fiscal years ended June 30, 2011, 2012 and 2013 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated balance sheet data as of June 30, 2009, 2010 and 2011 and the consolidated statement of operations and of cash flows data for the fiscal years ended June 30, 2009 and 2010 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K. Certain reclassifications of prior year data have been made to conform to the fiscal 2013 presentation with no effect on previously reported net income or shareholders' equity. The selected consolidated financial and other data presented are not necessarily indicative of the results that may be obtained for any future date or for any future period and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, "Financial Statements and Supplementary Data" that appear elsewhere in this Form 10-K.

	For the Fiscal Year Ended June 30,
	2009	2010	2011	2012	2013
	(Dollars in millions except per share amounts)
Statement of Operations Data:
Net revenues	$2,011.5	$2,508.5	$2,887.6	$2,761.0	$2,498.6
Costs and expenses:
Educational services	1,067.7	1,251.4	1,473.3	1,502.3	1,447.1
General and administrative	507.7	682.8	766.5	762.9	689.1
Management fees paid to affiliates	5.0	32.1	—	—	—
Depreciation and amortization	112.3	123.4	146.5	158.7	164.7
Long-lived asset impairments	—	—	—	1,746.8	323.7
Total costs and expenses	1,692.7	2,089.7	2,386.3	4,170.7	2,624.6
(Loss) income before interest, loss on debt refinancing and income taxes	318.8	418.8	501.3	(1,409.7)	(126.0)
Interest expense, net	153.3	121.5	120.7	110.3	124.7
Loss on debt refinancing	—	47.2	11.4	9.5	5.2
(Loss) income before income taxes	165.5	250.1	369.2	(1,529.5)	(255.9)
Income tax expense (benefit)	61.1	81.6	139.7	(13.8)	12.1
Net (loss) income	$104.4	$168.5	$229.5	$(1,515.7)	$(268.0)

Basic (loss) earnings per share	$0.87	$1.23	$1.67	$(11.97)	$(2.15)
Diluted (loss) earnings per share	$0.87	$1.22	$1.66	$(11.97)	$(2.15)
Basic weighted average shares outstanding (in 000s)	119,770	136,917	137,376	126,659	124,560
Diluted weighted average shares outstanding (in 000s)	119,770	137,667	138,316	126,659	124,560
Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$293.4	$307.1	$399.7	$(10.9)	$191.3
Capital expenditures for long lived assets	$(150.7)	$(175.8)	$(138.1)	$(93.5)	$(83.2)
Investing activities	$(173.1)	$(190.2)	$(161.2)	$(108.9)	$(25.8)
Financing activities	$(33.7)	$(106.4)	$(209.2)	$(92.1)	$(225.6)
Other Data:
EBITDA (1)	$431.1	$495.0	$636.4	$(1,260.5)	$33.4
Enrollment at beginning of fall quarter	110,800	136,000	158,300	151,200	132,000
Campus locations (at period end)	92	101	105	109	110

	As of June 30,
	2009	2010	2011	2012	2013
Balance Sheet Data:	(In millions)
Cash and cash equivalents (excludes restricted cash)	$363.3	$373.5	$403.2	$191.0	$130.7
Total assets	$4,285.2	$4,511.6	$4,553.1	$2,839.1	$2,315.3
Total debt, including current portion and revolving credit facility	$1,988.6	$1,538.7	$1,557.9	$1,576.8	$1,360.2
Total shareholders’ equity	$1,485.7	$2,076.7	$2,103.9	$496.6	$250.1

(1)
EBITDA, a measure used by management to measure operating performance, is defined as net income before interest expense, net, provision for income taxes and depreciation and amortization. EBITDA is not a recognized term under accounting principles generally accepted in the United States of America ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is calculated as follows:

	For the Fiscal Year Ended June 30,
	2009	2010	2011	2012	2013
	(in millions)
Net (loss) income	$104.4	$168.5	$229.5	$(1,515.7)	$(268.0)
Interest expense, net	153.3	121.5	120.7	110.3	124.7
Income tax expense (benefit)	61.1	81.6	139.7	(13.7)	12.0
Depreciation and amortization	112.3	123.4	146.5	158.6	164.7
EBITDA	$431.1	$495.0	$636.4	$(1,260.5)	$33.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are among the largest providers of post-secondary education in North America, with over 132,000 enrolled students as of October 2012. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and strive to improve the learning experience for our students as we help them achieve their educational goals across the full spectrum of in-demand careers. We target a large and diverse market, as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology.
Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our innovative academic programs are designed with an emphasis on employment-focused content and technology that advances education, and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. We had net revenues of $2.5 billion in fiscal 2013 and employed approximately 23,400 people as of June 30, 2013.
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
During our more than 40-year operating history, we have expanded the reach of our education systems and currently operate 110 primary locations across 32 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully-online or through a flexible combination of both online and campus-based education. We strive to maintain a culture of compliance within our organization with the numerous laws and regulations that govern our business and operations.
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
Though we experienced significant growth over the ten years preceding fiscal 2013 (including compounded annual enrollment growth at a rate of approximately 12%, which includes acquisitions, during the period from October 2002 through October 2012), we and other proprietary post-secondary education providers have experienced a number of recent challenges that resulted in declines in enrollment at many of our schools during the last two fiscal years, which negatively impacted our financial results. The average enrolled student body at our schools decreased by 11.3% in fiscal 2013 compared to fiscal 2012 and 4.8% in fiscal 2012 compared to fiscal 2011.
We have established a goal of achieving 1,000,000 graduates from our schools by the end of 2020. In order to achieve this goal and drive organizational focus, we are focusing on the following priorities: increase student retention and, correspondingly, the number of students who graduate from our schools; improve the affordability of our programs; promote and protect the Company's reputation at the local, regional and national level; and foster a culture of engaged and motivated faculty and staff.
Industry Overview
In its December 2012 report "Enrollment in Postsecondary Institutions, Fall 2011" and from the advance release of selected 2012 Digest of Education Statistics tables, the U.S. Department of Education estimates that the U.S. public and private post-secondary education market for degree-granting institutions was a $550 billion industry in 2011 (the most recent year for which such data is available), representing approximately 21.0 million students enrolled at over 4,700 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 60% of the national student population. The remaining 40% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or are preparing for a new career.
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
Georgetown University's Center on Education and the Workforce published a report in June 2013 titled “Recovery - Job Growth and Education Requirements through 2020." According to the report, by 2020:

•	There will be 55 million job openings in the United States - 24 million openings from newly created jobs and 31 million from retirements.

•	The total number of jobs in the U. S. will grow to 165 million, 65% of which will require post-secondary education.

•	Based on the current production rate, the United States will fall short by 5 million workers with post-secondary education.
According to the U.S. Department of Labor — Bureau of Labor Statistics, in 2012 the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 63% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2012 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience. See Part I, Item 1A “Risk Factors – Risks Related to Our Highly Regulated Industry."
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
Statement of Operations
The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. The majority of our net revenues comes from various government-sponsored student finance programs, and the amount of tuition revenue received from students varies based on our average enrolled student body, the average tuition charge per credit hour, and average credit hours taken per student. Factors affecting our average enrolled student body include new students, students who withdraw and then return to school after withdrawal, student persistence, and graduates. These factors are impacted by the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the length of the education programs and our overall educational reputation. In addition to tuition and fees, net revenues consist of sales of related study materials, student housing fees, bookstore sales, restaurant sales in connection with culinary programs and workshop fees, all of which are largely a function of average enrolled student body. Our quarterly net revenues and income fluctuate primarily as a result of the pattern of student enrollments.
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs.

General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. We have centralized many of these services to gain consistency in management reporting, efficiency in administrative effort and cost control. With regard to the marketing component of our expenses, we have seen a change in the way we market to and attract inquiries from prospective students as the Internet continues to be an increasingly important way of reaching students. However, inquiries from the Internet, which generally cost less than those from traditional media sources such as television and print, convert to applications at a lower rate than inquiries from traditional media sources.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks to our business:
New regulations may have a significant impact on our business.
Our business is highly regulated and there has been an increased focus on regulations designed to address the rising costs of post-secondary education in order to make higher education more affordable. President Obama recently announced a plan to measure performance by post-secondary institutions through a new ratings system designed to provide students and their families with information to select schools which provide the best value. The President's plan would permit Congress to tie federal student aid to performance by post-secondary institutions to allow students to maximize their federal aid at institutions which provide the best value. Additionally, the U.S. Department of Education has announced new proposed rulemaking topics, including a negotiated rulemaking panel which will address the appropriateness of adopting standards for measuring whether programs offered by proprietary institutions such as ours lead to “gainful employment” in a recognized occupation. Under the Higher Education Act of 1965, as amended ("HEA"), with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.” The U.S. Department of Education previously adopted regulations that were scheduled to become effective as of July 1, 2012 and that would have for the first time set forth standards for measuring whether programs lead to gainful employment in a recognized occupation. These regulations, which were vacated by a federal court decision, would have established three annual metrics related to student loan borrowing which would have imposed certain restrictions on programs up to and including the prohibition on participation in Title IV financial aid programs in the event that the metrics were not satisfied over a period of time. A draft regulation published by the U. S. Department of Education on August 30, 2013 takes a similar approach to determining program eligibility as the vacated regulations except that one of the three program eligibility tests has been eliminated and the draft regulation includes some additional provisions, some of which are more restrictive than the terms of the regulation proposed in 2011. The gainful employment negotiated rulemaking sessions are scheduled to be held in September and October of 2013. Further, the HEA is scheduled for reauthorization in 2014 and the reauthorization process may result in significant changes to the post-secondary education industry. Among other things, there have been proposals in Congress to amend the 90/10 rule in connection with the reauthorization of the HEA to prohibit proprietary institutions from receiving more than 85% of their revenues from federal funds, including veterans benefits and Department of Defense tuition assistance. Any revisions to the HEA, the regulations adopted by the U.S. Department of Education, or the 90/10 rule could have a material adverse impact on our business.
We have limited tuition increases to students, which has negatively impacted our net revenues.
In the past, we and other providers of a post-secondary education were able to pass along the rising cost of providing quality education through increases in tuition charged to students. As a result, the cost of a post-secondary degree increased substantially while incomes earned by families stagnated due to a weak economy. In order to make our programs more attractive to prospective students, we have introduced a number of initiatives to limit or decrease the cost of obtaining a degree from our institutions, including freezing tuition at The Art Institutes through 2015 for students who enroll by October 2013, decreasing the number of credit hours necessary to complete certain programs, and substantially increasing the availability of scholarships to students. Due to this focus on decreasing the cost of education at our schools, we estimate that the average debt incurred by students graduating from the Art Institutes has decreased by approximately 15% since 2010. We believe that our limited ability to increase tuition will continue for the foreseeable future.
We have adopted a number of initiatives to make our business more efficient and will continue to do so in the future.
Our focus on limiting or decreasing the cost of an education for our students has led us to adopt a number of measures designed to make our business more efficient. Primarily through process efficiencies and productivity improvements, we are targeting cost savings of $75 to $100 million during fiscal 2014 as compared to fiscal 2013. For example, during fiscal 2013, we created The Center, which provides support services to our four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for our students and employees, and remote student advising services. Some of these projected savings will offset cost increases in other areas of our business we expect to incur during fiscal 2013. We believe that these affordability efforts contribute significantly to our core mission of educating students.
Changes in the availability of PLUS program loans contributed to a reduction in student enrollment and net revenues at The Art Institutes during fiscal 2013 and are likely to adversely impact new students in fiscal 2014 and beyond.
Approximately 50% of the campus-based students attending The Art Institutes education system are considered dependents for Title IV program purposes.  These traditional-age students often receive financial support from their parents to help pay for their education.  As part of this support, parents often participate in the PLUS program, which allows parents of a dependent student to borrow an amount not to exceed the difference between the total cost of that student's education and other aid to which that student is entitled.  During fiscal 2012, the U.S. Department of Education implemented more stringent underwriting criteria for PLUS program loans, which resulted in a decrease in the percentage of our net revenues we received from PLUS loans from 12.4% in fiscal 2012 to 8.3% in fiscal 2013. Total new students at The Art Institutes decreased approximately 12.8% in fiscal 2013 as compared to fiscal 2012, which we believe was due in part to the decrease in PLUS loan availability.
We have undertaken a number of actions to address this issue including, among other measures, expanding our scholarship programs at The Art Institutes and extending greater amounts of credit to those Art Institute students who are denied PLUS program loans but who still enroll in school. Additionally, we increased the maximum length of payment plans we offer students from 36 months beyond graduation to 42 months beyond graduation effective in October 2012. Further, we commenced a new student lending program under which we purchase loans awarded and disbursed to our students from a private lender during the fourth quarter of fiscal 2013. We have seen this increased lending activity result in higher bad debt expense as a percentage of net revenues; for example, bad debt expense as a percentage of net revenues was 6.9% during the fiscal year ended June 30, 2013, as compared to 5.9% during the fiscal year ended June 30, 2012.
Investigations of proprietary education institutions, adverse publicity, and outstanding litigation have adversely impacted our operating results.
Although we believe that there are a number of factors that should contribute to long-term demand for post-secondary education, recently the industry as a whole has been challenged by a number of factors, including the overall negative impact of the current political and economic climate. We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. On July 30, 2012, the majority staff of the HELP Committee released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success" which was drawn from hearings on the industry beginning in August 2010. While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the post-secondary educational population, the report was highly critical of these institutions. Additionally, a number of state Attorneys General have launched investigations into proprietary post-secondary institutions, including a number of our schools. We received subpoenas from the Attorneys General of Florida, Kentucky, New York, Colorado, and Massachusetts in October 2010, December 2010, August 2011, September 2012, and January 2013, respectively, and the San Francisco, California City Attorney in December 2011 in connection with investigations of our institutions and their business practices. In addition, we received subpoenas from the Division of Enforcement of the Securities and Exchange Commission in March 2013 and May 2013 requesting documents and information relating to our valuation of goodwill in fiscal 2012, bad debt allowance for student receivables, and letters of credit we posted with the U.S. Department of Education. We also received a subpoena from the Office of Inspector General of the U.S. Department of Education in May 2013 requesting policies and procedures related to Argosy University's attendance, withdrawal, and return to Title IV policies. These investigations, together with the Washington qui tam lawsuit in which the U.S. Department of Justice and Attorneys General from five states have intervened, have led to a significant amount of negative publicity for the proprietary education industry and our schools.
Student concerns regarding the assumption of additional debt in light of the current economic climate have given rise to reluctance to pursue further education.
Due to the effects of the current economic climate many prospective students are unable to make cash payments towards their education. Recently, there has been a significant amount of negative publicity surrounding the incurrence of excessive debt to pay for a post-secondary education. On July 19, 2012, the CFPB and the U.S. Department of Education issued a report describing what they characterized as risky practices in the private student loan market over the past ten years, among other things. According to the CFPB's estimates, outstanding student loan debt in the United States exceeded $1 trillion in 2011, with $864 billion of federal student debt and $150 billion of private student loan debt. A number of media outlets have published stories linking student loan indebtedness to the recent mortgage loan crisis. We believe that the negative publicity surrounding student indebtedness, together with the inability of students to pay cash for their education and the effect of a stagnant economy and challenged employment prospects, have led to a reluctance in a number of prospective students to enroll in our schools.

The education industry is rapidly evolving and highly competitive.
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability, and other factors that challenge many of the core principles underlying the industry. Related to this, a substantial proportion of traditional colleges and universities and community colleges now offer some form of distance learning or online education programs, including programs geared towards the needs of working learners. As a result, we face increased competition for students, including from colleges with well-established brand names. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. These include massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, which some educational institutions are now considering for credit. Further, according to information published by the National Student Clearinghouse, enrollment in post-secondary institutions decreased by 2.3% from the Spring of 2012 to the Spring of 2013, and enrollment in four-year proprietary institutions decreased by 8.7% during the same time period. We must adapt our business to meet these rapidly evolving developments. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at an attractive price.
Our business is highly leveraged, which requires us to use cash from operations to repay indebtedness and subjects us to market conditions to refinance debt.
At June 30, 2013, we had $1.36 billion of indebtedness outstanding. The terms of our debt agreements restrict us from certain activities such as incurring additional indebtedness and require us to comply with several financial ratios, which has become more difficult to do as a result of our weaker financial performance during fiscal 2013. We refinanced and repaid $375.0 million of 8.75% senior notes due June 1, 2014 and issued $203.0 million of New Notes, which are due on July 1, 2018, in connection with the refinancing transaction. We are also required to post a letter of credit with the U.S. Department of Education due to our failure to meet certain financial responsibility standards. This letter of credit is currently set at 15% of the Title IV program funds received by students at our institutions during fiscal 2012 and equaled $348.6 million at June 30, 2013. Our significant indebtedness requires us to use a substantial portion of cash flows from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flows to fund our operations and invest further in our business. The factors described above which have adversely impacted our business have also made it more difficult to refinance our indebtedness due to investor uncertainty about our results from operations. We also are subject to market factors in connection with our efforts to refinance our indebtedness, including our revolving credit facility which expires in 2015 and a portion of our term loan which is due in 2016, and may not be able to obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt and, in any event, to the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 30,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	57.9%	54.5%	51.3%
General and administrative	27.6%	27.6%	26.3%
Depreciation and amortization	6.6%	5.7%	5.1%
Long-lived asset impairments	13.0%	63.3%	—%
Total costs and expenses	105.1%	151.1%	82.7%
(Loss) Income before interest, loss on debt refinancing and income taxes	(5.1)%	(51.1)%	17.3%
Interest expense, net	5.0%	4.0%	4.2%
Loss on debt refinancing	0.2%	0.3%	0.4%
(Loss) Income before income taxes	(10.3)%	(55.4)%	12.7%
Income tax expense (benefit)	0.5%	(0.5)%	4.8%
Net (loss) income	(10.8)%	(54.9)%	7.9%
Year Ended June 30, 2013 (Fiscal 2013) Compared with the Year Ended June 30, 2012 (Fiscal 2012)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
Net revenues decreased 9.5% to $2,498.6 million in fiscal 2013, compared to $2,761.0 million in fiscal 2012 as compared to fiscal 2012, which was primarily due to a decrease in average enrolled student body from 143,620 students in fiscal 2012 to 127,360 students in fiscal 2013, or a decrease of 11.3%. The decrease in average enrolled student body was primarily the result of the factors described under "Key Trends, Developments and Challenges" above. Partially offsetting the decrease in average enrolled student body was an increase in average revenue per student of 2.0% in the current year compared to the prior year primarily due to a greater mix of campus-based students relative to fully-online students. Refer to further discussion of net revenue by reportable segment below at "Analysis of Operating Results by Reportable Segment."
The decrease in average enrolled student body was also the primary driver for 10.9% and 10.0% decreases in net revenues from bookstore sales, which include supplies and other items, and housing, respectively, in fiscal 2013 compared to the prior fiscal year. We derived approximately 93.1% of our net revenues from tuition and fees paid by, or on behalf of, our students in each of fiscal 2013 and 2012.
Educational services expense
Educational services expense decreased by $55.3 million, or 3.7%, to $1,447.1 million in fiscal 2013. As a percentage of net revenues, educational services expense increased by 350 basis points due primarily to decreases in average class size due to lower average enrolled student body compared to the prior fiscal year and the resulting loss of operating leverage. Costs that were most affected by the loss in operating leverage were salaries and benefits expenses, which increased 104 basis points as a percentage of net revenues compared to fiscal 2012, and rent expense associated with school locations, which increased 119 basis points as a percentage of net revenues compared to the prior fiscal year. The increase in rent expense as a percentage of net revenues was due in part to more leases as a result of the sale leaseback transactions we entered into in the second quarter of fiscal 2013 as well as the comparative effect of a favorable rent credit at one of our leased school locations in fiscal 2012.
In addition, bad debt expense was $171.9 million, or 6.9% of net revenues, in the current fiscal year compared to $163.9 million, or 5.9% of net revenues, in the prior fiscal year, which represented an increase of 94 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to an increase in the extension of credit to our students largely attributable to the reduced PLUS loan availability explained above under "Key Trends, Developments and Challenges."

The remaining net increase of 33 basis points in the current fiscal year relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense decreased by $73.7 million, or 9.7%, to $689.1 million in the current fiscal year. As a percentage of net revenues, general and administrative expense was relatively flat, decreasing by five basis points compared to the prior fiscal year, demonstrating our continued focus on efficiency by ensuring that our cost structure properly reflects the current operating environment.
Marketing and admissions costs, which were 22.8% of net revenues in the current fiscal year compared to 23.1% of net revenues in the prior fiscal year, decreased by 29 basis points as a percentage of net revenues. Partially offsetting this decrease was consulting and related costs, which increased by 16 basis points in the current fiscal year, due in part to investments designed to support future process optimization and centralization efforts to support student affordability. The remaining net increase of eight basis points in the current fiscal year relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization of long-lived assets was $164.7 million in the current fiscal year compared to $158.7 million in the prior fiscal year, an increase of 3.8% from the prior fiscal year. As a percentage of net revenues, depreciation and amortization expense increased by 85 basis points in fiscal 2013 compared to fiscal 2012. We recorded accelerated depreciation and amortization of $5.0 million resulting from the write-off of assets that no longer had a useful life during fiscal 2013, which accounted for an increase of 20 basis points. The remaining increase of 65 basis points as a percentage of net revenues in the current fiscal year was primarily due to lower net revenues in fiscal 2013 compared to the prior year.
Long-lived asset impairments
During the current fiscal year, we recorded long-lived asset impairments of $323.7 million which consisted of a non-cash goodwill impairment of $294.5 million, a non-cash indefinite-lived intangible asset impairment of $28.0 million at The Art Institutes reporting unit and a non-cash impairment of $1.2 million of property and equipment at one of our schools.
During the fiscal year ended June 30, 2012, we recorded long-lived asset impairments totaling $1,746.8 million, which consisted of non-cash goodwill impairment charges of $1,123.1 million, $155.9 million, $254.6 million and $84.9 million at The Art Institutes, Argosy University, Brown Mackie Colleges and South University, respectively, and a non-cash indefinite-lived intangible asset impairment of $128.3 million.
Refer to Item 8, "Financial Statements," Note 4, "Property and Equipment" and Note 5, "Goodwill and Intangible Assets" for more information.
Interest expense, net
Net interest expense was $124.7 million in the current fiscal year, an increase of $14.3 million, or 13.0%, from the prior fiscal year. The increase was primarily due to a higher variable interest rate following the amendment to our senior secured credit facility in March 2012 and the higher rate on the New Notes in connection with the exchange offer in March 2013. Refer to Item 8, "Financial Statements," Note 8, "Short-Term and Long-Term Debt" for more information.
Loss on debt refinancing
On March 5, 2013, we completed the exchange of $365.3 million of our 8.75% senior notes due June 1, 2014 for (i) $203.0 million of new senior notes and (ii) $162.3 million of cash. In connection with the exchange offer, we incurred fees of $5.2 million to third parties that were recorded as a loss on debt refinancing.
On March 30, 2012, we completed a refinancing of the portion of the $1.1 billion term loan under our senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The amendment was accounted for as an extinguishment of the original term loan, and we recorded a loss on debt refinancing of $9.5 million in fiscal 2012. This loss was comprised of $2.0 million of previously deferred financing fees and $7.5 million in fees paid to lending institutions to complete the refinancing.
Refer to Item 8, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.
Provision for income taxes
Our effective tax rate was an expense of 4.7% in fiscal 2013, as compared to a benefit of 0.9% in fiscal 2012. The effective tax rates in the current and prior fiscal years were significantly impacted by goodwill impairments, the majority of which were not deductible for income tax purposes. After adjusting for these impairments, our effective tax rate would have been 34.9% in the current fiscal year compared to 38.1% in fiscal 2012.
The effective tax rate, after adjusting for the impact of the impairments, decreased in the current fiscal year as compared to the prior fiscal year due to the impact that state tax credits had on lower earnings before taxes compared to the prior year and the benefits of certain state tax refunds recorded in the current fiscal year. The effective tax rates differed from the combined federal and state statutory rates primarily due to the aforementioned state tax benefits, accounting related to uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes.
On July 9, 2013, Pennsylvania House Bill No. 465 was signed into law by the Governor, which, among other things, changes how revenues from the sale of services are taxed in Pennsylvania effective for tax years beginning after December 31, 2013, which is fiscal 2015 for EDMC. We will record the impact of this law change, which we estimate will result in a deferred tax benefit of approximately $3.2 million, as a discrete item in the first quarter of fiscal 2014.
Year Ended June 30, 2012 (Fiscal 2012) Compared with the Year Ended June 30, 2011 (Fiscal 2011)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
Net revenues decreased 4.4% to $2,761.0 million in fiscal 2012, compared to $2,887.6 million in fiscal 2011. Average enrolled student body decreased by approximately 7,190 students, or 4.8%, to 143,620 students in fiscal 2012. Refer to further discussion of net revenue by reportable segment below at "Analysis of Operating Results by Reportable Segment."
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
Educational services expense
Educational services expense increased by $29.0 million, or 2.0%, to $1,502.4 million in fiscal 2012. As a percentage of net revenues, educational services expense increased by 339 basis points due primarily to decreases in average class size due to lower average enrolled student body compared to fiscal 2011 and the resulting loss of operating leverage.
Salaries and benefits expenses plus third party costs related to the outsourcing of facilities management at The Art Institutes education system increased 292 basis points as a percentage of net revenues compared to fiscal 2011. In addition, bad debt expense was $163.9 million, or 5.9% of net revenues, in fiscal 2012 compared to $134.6 million, or 4.7% of net revenues, in fiscal 2011, which represented an increase of 128 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to larger receivable balances as a result of higher delinquency rates and continued extension of credit to our students along with an increase in the proportion of our receivables from out-of-school students, which are reserved for at a higher rate than receivables from in-school students. Rent expense associated with school locations increased 22 basis points as a percentage of net revenues in fiscal 2012 compared to fiscal 2011 due to the loss of operating leverage, which was partially offset by a favorable rent credit at one of our leased school locations in fiscal 2012.
Partially offsetting the above increases was a comparative decrease of 74 basis points due to a $21.5 million fair value loss in fiscal 2011 in connection with the sale of the Education Finance Loan program to an unrelated third party. The remaining net decrease of 29 basis points in the current fiscal year relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense was $762.9 million in fiscal 2012, which was essentially flat against the $766.5 million of general and administrative expense in fiscal 2011. As a percentage of net revenues, general and administrative expense increased 109 basis points in fiscal 2012 compared to fiscal 2011. Marketing and admissions costs were 23.1% of net revenues in fiscal 2012 compared to 22.3% of net revenues in fiscal 2011, an increase of 78 basis points. These costs increased in fiscal 2012 as a percentage of net revenues primarily due to a decline in the percentage of prospective students who ultimately enrolled at one of our schools. Salaries and benefits expense related to other personnel also increased by 51 basis points, approximately half of which was due to non-recurring severance and restructuring costs incurred in fiscal 2012, with the remainder due primarily to a decrease in operating leverage due to lower student enrollment year over year. In addition, we recorded a $4.2 million benefit in fiscal 2011 due to the favorable outcome of a state capital tax matter, which resulted in a 15 basis point increase in fiscal 2012 compared to the prior year.
Partially offsetting the above increases were reductions of 33 basis points in legal and consulting costs as a percentage of net revenues. The remaining net decrease of two basis points in fiscal 2012 relates to other items, none of which was individually significant.

Depreciation and amortization
Depreciation and amortization on long-lived assets was $158.7 million in fiscal 2012 compared to $146.5 million in fiscal 2011, an increase of 8.3% from fiscal 2011. As a percentage of net revenues, depreciation and amortization expense increased by 67 basis points in fiscal 2012 primarily due to lower net revenues in fiscal 2012 compared to fiscal 2011.
Long-lived asset impairments
During fiscal 2012, we recorded goodwill and indefinite lived intangible asset impairments totaling $1,746.8 million. Refer to Item 8, "Financial Statements," Note 5, "Goodwill and Intangible Assets" for more information.
Interest expense, net
Net interest expense was $110.3 million in fiscal 2012, a decrease of $10.4 million, or 8.6%, from fiscal 2011. The decrease in net interest expense in fiscal 2012 is primarily related to lower fixed expense related to our interest rate swaps and the retirement of the remaining $47.7 million of our 10.25% senior subordinated notes due 2016 in June 2011, partially offset by higher variable interest rates and letter of credit fees following the amendments to our senior secured credit facility in December 2010 and March 2012.
Loss on debt refinancing
On March 30, 2012, we completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under our senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement. The amendment was accounted for as an extinguishment of the original term loan. As a result, we recorded a loss on debt refinancing of $9.5 million in fiscal 2012.
During the fiscal year ended June 30, 2011, we recorded losses of $11.4 million related to our debt. These losses were comprised of a $3.0 million loss on the extinguishment of the remaining $47.7 million of our 10.25% senior subordinated notes due 2016 and an $8.4 million loss related to the amendment of our senior secured credit facility in December 2010.
Provision for income taxes
Our effective tax rate was a benefit of 0.9% in fiscal 2012 and was significantly impacted by goodwill and indefinite-lived intangible asset impairments, the majority of which were not deductible for income tax purposes. After adjusting for the impact of these impairments, our effective tax rate would have been 38.1% in fiscal 2012 compared to 37.8% in fiscal 2011.
The effective tax rates differed from the combined federal and state statutory rates primarily due to accounting related to uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes.

Analysis of Operating Results by Reportable Segment
Each of our 110 schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics, and our operations are organized into four corresponding reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University. A summary of each reportable segment is detailed in Item 8, "Financial Statements and Supplementary Data," Note 18, "Segment Reporting."
Student information by segment was as follows:

	For the Fiscal Year Ended June 30,
	2013	2012	2011
New students: (1)
The Art Institutes	48,990	56,180	63,660
Argosy University	17,810	18,640	24,500
Brown Mackie Colleges	16,530	16,940	20,070
South University	18,020	27,560	32,250
Total EDMC	101,350	119,320	140,480

Average enrolled student body: (1) (2)
The Art Institutes	66,440	74,550	77,870
Argosy University	24,910	28,190	30,470
Brown Mackie Colleges	17,070	18,880	20,990
South University	18,940	22,000	21,480
Total EDMC	127,360	143,620	150,810
(1) The data above includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the twelve month average of the unique students who met attendance requirements within each month of the fiscal year.

Student information by segment by quarter was as follows:

Fiscal 2013 Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
New students: (1)
The Art Institutes	16,930	12,240	11,200	8,620
Argosy University	5,890	3,370	5,140	3,410
Brown Mackie Colleges	5,040	3,840	4,110	3,540
South University	4,910	4,530	4,090	4,490
Total EDMC	32,770	23,980	24,540	20,060

Average enrolled student body:(1) (2)
The Art Institutes	66,870	69,390	67,070	62,430
Argosy University	24,620	25,530	25,260	24,240
Brown Mackie Colleges	17,410	17,520	17,040	16,310
South University	19,810	19,040	18,960	17,940
Total EDMC	128,710	131,480	128,330	120,920

Fiscal 2012 Quarter Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
New students: (1)
The Art Institutes	19,820	15,340	12,100	8,920
Argosy University	7,210	3,760	4,350	3,320
Brown Mackie Colleges	5,360	4,050	3,970	3,560
South University	7,700	7,560	6,700	5,600
Total EDMC	40,090	30,710	27,120	21,400

Average enrolled student body:(1) (2)
The Art Institutes	75,190	78,920	75,410	68,690
Argosy University	28,770	29,920	28,360	25,690
Brown Mackie Colleges	19,760	19,460	18,580	17,700
South University	21,780	22,340	22,460	21,430
Total EDMC	145,500	150,640	144,810	133,510

Fiscal 2011 Quarter Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
New students: (1)
The Art Institutes	22,340	16,870	13,500	10,950
Argosy University	9,460	3,220	7,300	4,520
Brown Mackie Colleges	6,380	4,900	4,560	4,230
South University	7,080	8,940	9,120	7,110
Total EDMC	45,260	33,930	34,480	26,810

Average enrolled student body:(1) (2)
The Art Institutes	75,210	81,310	80,060	74,890
Argosy University	27,430	31,070	32,660	30,720
Brown Mackie Colleges	20,810	21,580	21,230	20,340
South University	18,990	22,300	22,550	22,090
Total EDMC	142,440	156,260	156,500	148,040
(1) The data above includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the three month average of the unique students who met attendance requirements within each month of the fiscal quarter.

The measure used by the chief operating decision maker to evaluate segment performance and allocate resources is EBITDA excluding certain expenses, which the Company defines as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and certain other expenses. EBITDA excluding certain expenses is not a recognized term under accounting principles generally accepted in the United States of America ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. See Item 8 – “Financial Statements and Supplementary Data,” Note 18, “Segment Reporting” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income before income taxes.
Net revenues and EBITDA excluding certain expenses by segment were as follows for fiscal 2013, 2012 and 2011 (in thousands):

	For the Fiscal Year Ended June 30,
	2013	2012	2011
Net revenues:
The Art Institutes	$1,543,385	$1,738,542	$1,791,176
Argosy University	356,544	397,458	431,097
Brown Mackie Colleges	298,175	314,801	348,140
South University	300,495	310,166	317,216
Total EDMC	$2,498,599	$2,760,967	$2,887,629

EBITDA excluding certain expenses: *
The Art Institutes	$343,903	$478,693	$531,645
Argosy University	41,062	57,535	97,868
Brown Mackie Colleges	36,407	62,073	96,740
South University	44,560	5,878	38,883
Corporate and other	(89,653)	(94,298)	(103,536)
Total EDMC	$376,279	$509,881	$661,600
* EBITDA excluding certain expenses excludes the following:

•	long lived asset impairments in fiscal 2013 and 2012;

•	losses on debt refinancing in fiscal 2013, 2012 and 2011;

•	restructuring expenses in fiscal 2013, 2012 and 2011; and

•	a loss on the sale of loans in fiscal 2011.
Refer to Item 8, "Financial Statements," Note 18, "Segment Reporting" for more information.

Additionally, depreciation and amortization expense is excluded from EBITDA excluding certain expenses, which was as follows by segment (in thousands):

	For the Fiscal Year Ended June 30,
Depreciation and amortization:	2013	2012	2011
The Art Institutes	$80,854	$79,618	$76,471
Argosy University	17,186	17,807	17,639
Brown Mackie Colleges	22,844	24,213	18,731
South University	13,406	12,846	11,441
Corporate and other	30,422	24,179	22,198
Total EDMC	$164,712	$158,663	$146,480
Year Ended June 30, 2013 (Fiscal 2013) Compared with the Year Ended June 30, 2012 (Fiscal 2012)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
The Art Institutes
Net revenues decreased 11.2% to $1,543.4 million in fiscal 2013 from fiscal 2012 due primarily to a decrease in average enrolled student body of 10.9%, or approximately 8,110 students. In addition, new student enrollment decreased by 12.8% compared to fiscal 2012 to approximately 48,990 students. The decreases in these student enrollment measures were primarily the result of the factors described under "Key Trends, Developments and Challenges" above.
Contributing to the decrease in new student enrollment was a decrease in the volume of applications received from prospective students at The Art Institutes compared to fiscal 2012. Additionally, the rate at which students who completed an application and enrolled in one of our programs, which we refer to as our "start rate," declined for The Art Institutes compared to the prior year. This decrease in start rate was due in part to the difficulty many traditional-aged students are having financing their education due to the decreased availability of PLUS program loans.
The declines in average enrolled student body and net revenues contributed to a 28.2% decrease in EBITDA excluding certain expenses, which was $343.9 million at The Art Institutes in fiscal 2013 compared to the prior fiscal year. Although operating expenses were higher as a percentage of net revenues compared to the prior year due primarily to a loss of operating leverage from lower average enrolled student body, as well as additional marketing and scholarship investments, actual costs decreased compared to the prior year primarily due to staffing adjustments to align costs with enrollment levels. However, bad debt expense increased on an absolute basis compared to the prior year primarily due to the extension of credit to students enrolled at The Art Institutes as a result of the changes in the availability of PLUS program loans to our students described under "Key Trends, Developments and Challenges" above.
Argosy University
Net revenues decreased 10.3% to $356.5 million in fiscal 2013 compared to fiscal 2012 due primarily to a decrease in average enrolled student body of 11.6%, or approximately 3,280 students. In addition, new student enrollment decreased by 4.5% compared to fiscal 2012 to approximately 17,810 students in fiscal 2013. The decreases in these student enrollment measures were primarily the result of fewer new students enrolling in Argosy University's fully-online courses.
Despite the decreases in new student enrollment, application volume for prospective students increased throughout fiscal 2013 compared to the prior year. New student cohort retention, which we measure 180 days after the initial start of the academic term, improved during the current year compared to the prior year.
The declines in average enrolled student body and net revenues contributed to a 28.6% decrease in EBITDA excluding certain expenses, which was $41.1 million, at Argosy University in fiscal 2013 compared to the prior fiscal year. Although operating expenses were higher as a percentage of net revenues compared to the prior year, actual costs decreased compared to the prior year primarily due to previously implemented staffing adjustments intended to align costs with enrollment levels as well as lower marketing costs.
Brown Mackie Colleges
Net revenues decreased 5.3% to $298.2 million in fiscal 2013 compared to fiscal 2012 due primarily to a decrease in average enrolled student body of 9.6%, or approximately 1,810 students. In addition, new student enrollment decreased by 2.4% compared to fiscal 2012 to approximately 16,530 students in fiscal 2013. The decreases in these student enrollment measures were primarily the result of the factors described under "Key Trends, Developments and Challenges" above.

The above decreases in average enrolled student body and net revenues contributed to a 41.3% year over year decrease in EBITDA excluding certain expenses, to $36.4 million, at Brown Mackie Colleges in fiscal 2013 compared to fiscal 2012. Operating expenses increased 3.6% in the current year compared to the prior year, due in part to margin erosion resulting from the transition of this segment's students from traditional book sales to the use of digital tablets and electronic books in the current fiscal year. Rent expense also increased compared to the prior year due primarily to the comparative effect of a favorable rent credit at one of our leased school locations in fiscal 2012.
South University
Net revenues were relatively flat in fiscal 2013 compared to fiscal 2012, decreasing only 3.1% despite a decline in average enrolled student body of 13.9%, or approximately 3,060 students, and a new student enrollment decline of 34.6% compared to fiscal 2012 to 18,020 students in fiscal 2013. The decrease in average enrolled student body was partially offset by an increase in average revenue per student of 12.5% in the current year compared to the prior year due to a greater mix of campus-based students relative to fully-online students.
The decreases in student enrollment at South University in fiscal 2013 compared to fiscal 2012 were primarily the result of fewer students enrolling in South University's fully-online programs. South University made substantial marketing strategy and operational changes for fully-online programs at the beginning of fiscal 2013 in order to more effectively attract students who it believes are more likely to apply, start and persist towards completion of their academic programs. These changes resulted in substantially fewer new students but better performance on quality metrics such as new student cohort retention, which improved significantly throughout the year for both campus-based and fully-online programs. In addition, average enrolled student body and new student enrollment, as well as application volume, increased in the current fiscal year for campus-based programs compared to the prior year.
South University's EBITDA excluding certain expenses increased to $44.6 million in the current fiscal year compared to $5.9 million in the prior year. The increase of $38.7 million in EBITDA excluding certain expenses year over year was primarily due to the marketing and operational changes described above, which resulted in lower marketing and admissions expenses compared to the prior year.
Year Ended June 30, 2012 (Fiscal 2012) Compared with the Year Ended June 30, 2011 (Fiscal 2011)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
The Art Institutes
Net revenues decreased 2.9% to $1,738.5 million in fiscal 2012 from fiscal 2011 due primarily to a decrease in average enrolled student body of 4.3%, or approximately 3,320 students. In addition, new student enrollment in fiscal 2012 compared to fiscal 2011 decreased by 11.7% to approximately 56,180 students. These decreases in student enrollment were primarily the result of the factors described under "Key Trends, Developments and Challenges" above. Partially offsetting the decrease in average enrolled student body was an increase in the average registered credits taken by enrolled students in fiscal 2012 compared to fiscal 2011.
Across The Art Institutes, the volume of applications for our campus-based programs did not change materially in fiscal 2012 compared to fiscal 2011, but the volume of applications for fully-online programs at The Art Institute of Pittsburgh - Online Division declined. The rate at which students who completed an application actually enrolled in one of our programs declined for both campus-based and fully-online programs at The Art Institutes compared to fiscal 2011.
These decreases in average enrolled student body and net revenues contributed to the 10.0% decrease in EBITDA excluding certain expenses to $478.7 million at The Art Institutes in fiscal 2012 compared to fiscal 2011. In addition to the revenue decreases, we experienced margin degradation due to continued loss of operating leverage and through higher bad debt expense as a percentage of revenues, principally from the extension of credit to students enrolled at The Art Institutes.
Argosy University
Net revenues decreased 7.8% to $397.5 million in fiscal 2012 compared to fiscal 2011 due primarily to a decrease in average enrolled student body of 7.5%, or approximately 2,280 students. In addition, new student enrollment in fiscal 2012 compared to fiscal 2011 decreased by 23.9% to approximately 18,640 students. Partially offsetting the decrease in average enrolled student body was an increase in the average credits taken by enrolled students in fiscal 2012 compared to fiscal 2011 and a tuition rate increase of approximately 3% in fiscal 2012 compared to fiscal 2011.
Argosy University experienced declines in application volume in fiscal 2012 compared to fiscal 2011, with start rates and student persistence declining significantly year over year, driven in part by the change to a non-term academic structure for Argosy University's fully-online programs.

The above decreases in average enrolled student body and net revenues contributed to the 41.2% decrease in EBITDA excluding certain expenses to $57.5 million at Argosy University in fiscal 2012 compared to fiscal 2011. Additionally, incremental expenses associated with the change to a non-term academic structure for fully-online programs continued to adversely impact operating leverage.
Brown Mackie Colleges
Net revenues decreased 9.6% to $314.8 million in fiscal 2012 compared to fiscal 2011 due primarily to a decrease in average enrolled student body of 10.1%, or approximately 2,110 students. In addition, new student enrollment in fiscal 2012 compared to fiscal 2011 also decreased by 15.6% to approximately 16,940 students. These decreases in student enrollment were primarily the result of the factors described under "Key Trends, Developments and Challenges" above. Due to the nature of its programs and the composition of its student body, Brown Mackie Colleges was negatively affected by the recent economic downturn more significantly than our other segments and, due to ongoing economic stagnation has not recovered at the rate previously anticipated. Partially offsetting the decrease in average enrolled student body was a tuition rate increase of approximately 4% in fiscal 2012 compared to fiscal 2011.
The above decreases in average enrolled student body and net revenues contributed to the 35.8% decrease in EBITDA excluding certain expenses to $62.1 million at Brown Mackie Colleges in fiscal 2012 compared to fiscal 2011. Substantially all of this decrease can be attributed to the decrease in net revenues at Brown Mackie Colleges year over year and the corresponding loss of operating leverage. Partially offsetting the decrease in EBITDA excluding certain expenses was a decrease in rent expense due primarily to the effect of a favorable rent credit at one of our leased school locations in fiscal 2012.
South University
Net revenues were relatively flat in fiscal 2012 compared to fiscal 2011, decreasing only 2.2% despite a slight increase in average enrolled student body of 2.4%, or approximately 520 students. In addition, new student enrollment in fiscal 2012 decreased by 14.5% compared to fiscal 2011 to approximately 27,560 students.
South University experienced both application volume and start rate increases for campus-based programs, primarily due to new campus openings, in fiscal 2012 compared to fiscal 2011. However, application volume and start rates for fully-online students at South University declined year over year, driven in part by the change to a non-term academic structure.
South University's EBITDA excluding certain expenses decreased from $38.9 million in fiscal 2011 to $5.9 million in fiscal 2012 due primarily to a loss on operating leverage associated with the change to a non-term academic structure for fully-online programs.
Liquidity and Funds of Capital Resources
We finance our operating activities primarily by cash generated from operations, and our primary source of cash is tuition collected from our students. Most of the students at our institutions based in the United States rely, at least in part, on financial assistance programs to pay for their education, the most significant of which are federal student aid programs under Title IV of the HEA. We believe that cash flow from operations, supplemented from time to time with borrowings under our revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the next twelve months. However, our ability to refinance our $328.3 million revolving credit facility due June 1, 2015 and extending the maturity of our $200 million cash secured letter of credit facilities which mature in July 2014 on terms acceptable to us could be adversely impacted by our financial performance in fiscal 2014, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Operating cash flows
Despite lower operating performance compared to fiscal 2012, cash provided by operating activities for the fiscal year ended June 30, 2013 was $191.3 million compared to a use of $10.9 million in the prior year. Current year cash flows were comparatively higher primarily because of a transfer in the prior year of $210.0 million to restricted cash in order to fund our cash secured letter of credit facilities, which are being used to help satisfy a $348.6 million letter of credit with the U.S. Department of Education. After adjusting for this item, cash flow from operations in the prior fiscal year would have been $199.1 million, which is relatively flat compared to fiscal 2013 due primarily to improved cash collections year over year.
We collected the substantial majority of our consolidated net revenues during fiscal 2013 from the receipt by students of Title IV financial aid program funds. The extent to which we extend credit to our students has increased over the last several years due to decreases in the availability of PLUS program and private loans for students, and we expect this trend to continue in the future. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Several times over the last two fiscal years, we extended the repayment period for financing made available to students beyond graduation, most recently from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation in October 2012. The total amount of gross receivables that extend beyond twelve months approximated $52.2 million at June 30, 2013 and $34.8 million at June 30, 2012. In addition to the continued extension of credit to students, we commenced a new student lending program in fiscal 2013 under which we purchase loans awarded and disbursed to our students by a private lender. Though total loans purchased under this program were only $0.9 million during fiscal 2013, we anticipate that activity will increase during fiscal 2014. However, we do not expect this increase to have a material impact to our cash flow from operations in fiscal 2014 as there would be greater use of our payment plans absent this program.
The additional extension of credit has contributed to the increase in bad debt expense as a percentage of our net revenues to 6.9% for the fiscal year ended June 30, 2013 compared to 5.9% for the fiscal year ended June 30, 2012. Because these funding sources are not federal student loans, our students' extended payment plans do not directly affect our published federal student loan cohort default rates. However, these funding sources may have an indirect negative impact on the federal student loan cohort default rates because our students effectively may have more total debt upon graduation.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the fiscal year ended June 30, 2013, there were no significant changes to the start dates of academic terms in session as compared to the prior year period.
The significant majority of our facilities are leased under operating lease agreements, and we anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
We accrued $4.0 million at June 30, 2013 for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes. We may have cash payments in future periods relating to the amount accrued if we are ultimately unsuccessful in defending these uncertain tax positions. However, we cannot reasonably predict at this time the future period in which these payments may occur, if at all.
Conversion to Non-Term Academic Structure
Although the majority of our students receive aid based on a term-based structure, under which all students begin programs and are eligible to receive financial aid at periodic start dates pursuant to a calendar-based term system, those students attending fully-online programs offered by South University and Argosy University receive aid based on a non-term academic structure, under which each student may begin a program and be eligible to receive financial aid as they demonstrate successful academic progress. For students attending fully-online programs, we believe a non-term academic structure provides greater ease and flexibility by providing for rolling and flexible start dates. The non-term academic structure also assists in ensuring that students do not over borrow in the early years of a program, which could result in aggregate loan limits being exceeded prior to graduation and reduces the amount of stipends (i.e., living expenses) students are eligible to receive.
Under a non-term academic structure, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period, and a student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition at the beginning of the term. However, in a non-term environment, Title IV draws are generally based on when a student takes a class, which results in higher restricted cash and advance payment balances than in a term-based environment. At June 30, 2013 and 2012, we recorded $39.3 million and $41.0 million, respectively, in restricted cash related to non-term disbursements.
Investing cash flows
Capital expenditures were $83.2 million, or 3.3% of net revenues, in fiscal 2013, compared to $93.5 million, or 3.4% of net revenues, in fiscal 2012. The decrease in capital expenditures as a percentage of net revenues was primarily due to decreased investment in capital intensive programs and expansions of existing facilities as a result of enrollment declines. In fiscal 2014, we expect capital expenditures to be in the range of $80 million to $90 million.
Reimbursements for tenant improvements represent cash paid for capital expenditures in which the terms of the applicable lease agreements require the lessors to reimburse us for leasehold improvements.

During fiscal 2013, we completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. Refer to Item 8, "Financial Statements and Supplementary Data," Note 4, "Property and Equipment" for more information.
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of June 30, 2013, we had $1,360.2 million in aggregate indebtedness outstanding, including $87.1 million due within the next twelve months, which includes $75.0 million of our revolving credit facility that we repaid on July 1, 2013. The largest portion of our debt is a senior secured credit facility, which currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility, that we obtained in connection with the Transaction.
On March 5, 2013, we completed an exchange offer in which we exchanged our 8.75% senior notes due June 1, 2014 for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 and (ii) cash. In connection with this exchange offer and an extinguishment in April 2013, we paid down $172.0 million of the existing senior notes with cash on hand and paid $5.2 million of fees to third parties. Refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Short-term and Long-term Debt" for more information.
At June 30, 2013, we had issued an aggregate of $353.0 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement in favor of the U.S. Department of Education was $348.6 million at June 30, 2013, which equals 15% of the total Title IV aid received by students attending our institutions during fiscal 2012.
In order to fund the current letter of credit obligation to the U.S. Department of Education, we used all $200.0 million of capacity under our cash secured letter of credit facilities and $148.6 million of letter of credit capacity under the revolving credit facility. We borrowed $75.0 million under the revolving credit facility at June 30, 2013 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2013 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2013. Letters of credit outstanding under the revolving credit facility reduce the amount available for borrowing; therefore, the amount available to borrow under the revolving credit facility was $100.3 million at June 30, 2013.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Regulatory Environment
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
See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations.”

Contractual obligations
The following table describes our commitments at June 30, 2013 under various contracts and agreements:

		Payments due by fiscal year ending June 30 (in thousands)
	Total amounts committed	2014	2015	2016	2017	2018	Thereafter
Revolving credit facility, repaid on July 1, 2013	$75,000	$75,000	$—	$—	$—	$—	$—
Term loan, maturing on June 1, 2016	736,454	8,106	8,085	720,263	—	—	—
Term loan, maturing on March 31, 2018, gross of discount of $2,898 (1)	345,262	3,790	3,790	3,788	3,753	330,141	—
Senior cash pay/PIK notes due 2018, including discount of $27,712 and PIK interest of $21,990 (2)	255,944	—	—	—	—	—	255,944
Other debt	180	180	—	—	—	—	—
Total short-term and long-term debt	1,412,840	87,076	11,875	724,051	3,753	330,141	255,944
Interest payments (3)	433,914	115,214	109,285	88,086	59,503	53,324	8,502
Operating leases, extending through 2027	1,023,459	182,198	150,898	127,928	124,392	108,531	329,512
Unconditional purchase obligations	18,083	17,969	97	17	—	—	—
Total commitments	$2,888,296	$402,457	$272,155	$940,082	$187,648	$491,996	$593,958
(1) A $3.7 million discount was capitalized as a reduction to the term loan maturing on March 31, 2018 at the time of the March 30, 2012 refinancing, which is being charged to interest expense over the life of the debt through the maturity date. The balance above is presented gross of this discount in order to reflect future cash flows. Refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Short-Term and Long-Term Debt" for more information.
(2) The senior cash pay/PIK notes due 2018 are required to be paid at a premium of 13% at their contractual maturity, which is being treated as an original issuance discount for accounting purposes. This premium is included in the future cash flows to be paid at maturity on July 1, 2018. Additionally, PIK interest is also included in future cash flows to be paid at maturity. Refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Short-Term and Long-Term Debt" for more information.
(3) Interest payments are based on either the fixed rate or the variable rate as of June 30, 2013 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.
Contingencies
See Item 8, “Financial Statements and Supplementary Data,” Note 15, “Commitments and Contingencies."
Off Balance Sheet Arrangements
At June 30, 2013, we have provided $21.0 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.
Indebtedness
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant as described above under "Financing cash flows." Our liquidity requirements are significant and include debt service and capital expenditures, as further described in the sections below. Our ability to refinance our $328.3 million revolving credit facility due June 1, 2015 and extending the maturity of our $200 million cash secured letter of credit facilities which mature in July 2014 on terms acceptable to us could be adversely impacted by our financial performance in fiscal 2014, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
Senior Secured Credit Facilities
Overview. During fiscal 2012, our subsidiary, Education Management LLC, amended its senior secured credit facilities, which currently consist of a term loan facility with total maturities of $1.1 billion and a $328.3 million revolving credit facility. At June 30, 2013, we had aggregate outstanding borrowings of $75.0 million under our revolving credit facility, all of which was repaid on July 1, 2013.

Interest Rate and Fees. Borrowings under the senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin or, at our option, an applicable margin plus an alternative base rate determined by reference to the higher of (x) the prime rate as published in The Wall Street Journal or (y) the federal funds rate plus 0.5%. The margin for borrowings under the credit facilities is as follows (in basis points):

	LIBOR Borrowing	Base Rate Borrowing
Revolving credit facility, expiring in June 2015	+400 bps	+300 bps
Senior secured term loan facility, due in June 2016	+400 bps	+300 bps
Senior secured term loan facility, due in March 2018 *	+700 bps	+600 bps
* LIBOR portion of LIBOR based borrowing is subject to a 1.25% floor
The margin for borrowings under the revolving credit facility or either tranche of the term loan may be reduced if we attain certain credit rating levels.
We utilize interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the variable rate portion of our term debt. We currently have two interest rate swap agreements for notional amounts of $312.5 million each that effectively fix future interest payments at a rate of 6.26% through June 1, 2015.
In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to unutilized commitments. At June 30, 2013, the commitment fee rate was 0.375% per annum. We must also pay customary letter of credit fees.
Payments. We are required to pay installments on the loans under the term loan facility in quarterly principal amounts of approximately $3.0 million, which is equal to 0.25% of the initial total funded principal amount calculated as of the original closing date. The final principal payments of each tranche on the facility will be $714.2 million on June 1, 2016 and $328.3 million on March 30, 2018, assuming we do not make any prepayments or refinance the debt. Although the credit agreement requires a prepayment for excess cash flow generation if our leverage level is above a certain level, we will not be required to make any additional payments through the maturity date if we are in compliance with the Total Debt to Adjusted EBITDA ratio detailed below.
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

New Notes
On March 5, 2013, Education Management LLC and Education Management Finance Corp., completed a private exchange offer (the "Exchange Offer") in which they offered to exchange their 8.75% senior notes due June 1, 2014 for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 ("New Notes") and (ii) cash. In connection with the Exchange Offer and a simultaneous private exchange on the same terms, Education Management LLC issued $203.0 million of New Notes.
Cash interest on the New Notes accrues at the rate of 15% per annum and is payable semi-annually on March 30 and September 30, commencing on September 30, 2013. For any interest period after March 30, 2014 up to and including July 1, 2018, interest in addition to the cash interest payable will be paid by increasing the principal amount of the outstanding New Notes or by issuing additional New Notes (“PIK Interest”). PIK Interest on the New Notes accrues at a rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 31, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 31, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 31, 2017 through and including July 1, 2018. Additionally, the New Notes are required to be paid at a premium of 13% at their contractual maturity, which is being treated as an original issuance discount for accounting purposes. Including PIK interest and the original issuance discount, the annual effective interest rate on the New Notes is 19.8%.
The indenture governing the New Notes contains a number of covenants that restrict, subject to certain exceptions, Education Management LLC’s ability and the ability of its restricted subsidiaries to:
•incur additional indebtedness or issue certain preferred shares,
•pay dividends on or make other distributions in respect of its capital stock or make other restricted payments,
•make certain investments,
•enter into certain types of transactions with affiliates,
•create liens securing certain debt without securing the New Notes,
•sell certain assets,
•consolidate, merge, sell or otherwise dispose of all or substantially all of its assets
•and designate its subsidiaries as unrestricted subsidiaries.
Subject to meeting certain qualifications, the indenture governing the New Notes permits Education Management Corporation and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. The indenture governing the New Notes includes a cross-default provision to debt with a principal amount of greater than $50.0 million, which would require the New Notes to be prepaid or redeemed in the event of a default with respect to such debt.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of June 30, 2013, it was in compliance with the financial and non-financial covenants. Its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot provide assurances that it will meet those ratios and tests in the future.
Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the New Notes and in the credit agreement governing our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indenture governing the New Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts immediately due and payable. Any such acceleration also would result in a default under our indenture governing the New Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indenture governing the New Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.
Adjusted EBITDA does not represent net income or cash flows from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. While Adjusted EBITDA and similar measures frequently are used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our senior credit facilities and the indenture governing the New Notes allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be affected disproportionately by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent twelve-month period or any complete fiscal year.
The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for Education Management LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the Fiscal Year Ended June 30, 2013
Net loss	$(267.6)
Interest expense, net	124.7
Income tax expense	11.6
Depreciation and amortization	164.7
EBITDA	33.4
Long-lived asset impairments (1)	323.7
Loss on debt refinancing (2)	5.2
Severance and relocation	16.9
Non-cash compensation (3)	17.1
Other	4.2
Adjusted EBITDA - Covenant Compliance	$400.5

(1)
Refer to Item 8, "Financial Statements and Supplementary Data," Note 5, "Goodwill and Intangible Assets" and Note 4, "Property and Equipment" for details on impairment charges incurred in the current fiscal year.

(2)	Refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Short-term and Long-term Debt" for details on charge related to debt refinancing.

(3)	Represents non-cash expense for stock options, restricted stock units and payments of shares of common stock.
Our covenant requirements and actual ratios for the year ended June 30, 2013 are as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.75x	3.29x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 3.50x	3.07x
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
Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements on a consolidated basis. As of June 30, 2013, we did not meet the required quantitative measures of financial responsibility on a consolidated basis due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction. As a result, all of our institutions have been provisionally certified to participate in Title IV programs and we are required to post a letter of credit with the U.S. Department of Education. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our schools during fiscal 2012, or $348.6 million. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Additionally, the U.S. Department of Education has placed our institutions on heightened cash monitoring Level 1 due to the provisional certification and has included a requirement in our program participation agreements that we obtain their approval prior to offering new programs at some of our institutions. These restrictions, along with the letter of credit requirement, will be in effect until at least June 2014 and are likely to continue beyond that date. Furthermore, because we are provisionally certified, the U.S. Department of Education has the discretion to change the amount of our required letter of credit and to impose additional conditions or limitations, including additional restrictions on our receipt of Title IV funds. Outstanding letters of credit reduce the availability under our revolving credit facility, and in the future, we may not have sufficient letter of credit capacity under our revolving credit facility and cash secured letter of credit facilities to satisfy the letter of credit requirement for the U.S. Department of Education. No assurance can be given that additional restrictions which may be imposed by the U.S. Department of Education due to our failure to satisfy the financial responsibility standards will not materially and adversely impact our revenues and cash flows.
Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions that fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2013, the percentage of revenues derived from Title IV programs ranged from approximately 56% to 82%, with a weighted average of approximately 76% as compared to a weighted average of approximately 79% in fiscal 2012.

The following table shows the 90/10 ratio for each of our institutions for the fiscal year ended June 30, 2013:

Institution	90/10 Ratio
Brown Mackie College - Salina	82%
South University	81%
The Art Institute of Pittsburgh	80%
The Art Institute of Phoenix	80%
Argosy University	79%
The Illinois Institute of Art - Chicago	75%
The Art Institute of York - Pennsylvania	74%
The Art Institute of New York City	73%
The Art Institute of Philadelphia	72%
The Art Institute of Fort Lauderdale	71%
The Art Institute of Portland	71%
The Art Institute of Atlanta	70%
The Art Institute of Houston	67%
The New England Institute of Art	66%
The Art Institutes International Minnesota	66%
The Art Institute of Colorado	64%
Miami International University of Art & Design	62%
The Art Institute of Seattle	56%
Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2013, students attending our schools received approximately $176.4 million of financial aid from military sources of which the significant majority was from the U.S. Department of Veteran Affairs and a lesser amount was from the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. A material decrease to the funding of military education benefit programs would have a materially adverse effect on our ability to comply with the 90/10 Rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, net revenues and results of operations.
Use of Estimates and Critical Accounting Policies
General
In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, judgments and estimates are made about the amounts reflected in the consolidated financial statements that affect the reported amounts of assets, liabilities, net revenues and expenses during the reporting period. As part of the financial reporting process, management collaborates to determine the necessary information on which to base judgments and develop estimates used to prepare the consolidated financial statements. Historical experience and available information are used to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of changes in facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in the consolidated financial statements appearing elsewhere in this Form 10-K.
We believe that the following critical accounting policies comprise the more significant judgments and estimates used in the preparation of the consolidated financial statements.
Revenue Recognition and Receivables
We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. Some of our academic terms have starting and ending dates that differ from our fiscal quarters. Therefore, at the end of each fiscal quarter, we may have tuition from these academic terms on which the associated revenue has not been earned. Such amounts are recorded as unearned tuition as a current liability in the accompanying consolidated balance sheets. Advance payments are generally refundable and relate to payments received for future academic periods and are also recorded as a current liability in the accompanying consolidated balance sheets. We recognize revenue at the time of the sale in the case of certain point-of-sale transactions, such as bookstore sales.
If a student withdraws from one of our schools, the extent of his or her obligation for tuition and fees is limited depending on when a student withdraws during an academic term. Student refunds are regulated by the standards of the U.S. Department of Education, most state education authorities that regulate our schools, the accrediting commissions that accredit our schools and institutional policies (collectively, “Refund Policies”). Refund Policies vary by state, and the limitations imposed by the Refund Policies are generally based on the portion of the academic term that has elapsed at the time the student withdraws. The greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term. We record revenue net of any refunds that result from any applicable Refund Policy.
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
We record student receivables at cost less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student. The allowance is established based on the likelihood of collection considering our historical experience, which is updated on a frequent basis. The methodology results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are reserved for at a high rate and are written off after collection attempts have been unsuccessful. A one percentage point change in our allowance for doubtful accounts as a percentage of gross current and non-current student receivables at June 30, 2013 and 2012 would have resulted in a change in net income of approximately $3.0 million in each of the fiscal years ended June 30, 2013 and 2012.
Impairment of Property, Equipment and Finite-Lived Intangible Assets
We record impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Events and circumstances that could trigger an impairment review include changes in the regulatory environment, deteriorating economic conditions or poor operating performance at individual campus locations. Any resulting impairment loss would be measured as the difference between the fair value of the assets and their carrying value with the loss recorded as an operating expense in the consolidated statement of operations in the period incurred. During the fiscal year ended June 30, 2013, we recorded an impairment of $1.2 million on the net property and equipment because anticipated future cash flows at one of our schools could not support the carrying value of its property and equipment. The remaining balance of property and equipment at this location is not significant.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
In connection with the Transaction, property, equipment, intangible assets other than goodwill and other assets and liabilities were recorded at fair value as of June 1, 2006. The excess of the amount paid to acquire the Company at the time of the Transaction over the fair values of these net assets represented the intrinsic value of the Company beyond its tangible and identifiable intangible net assets and was assigned to goodwill. In connection with the Transaction, we recorded approximately $2.6 billion of goodwill, which was allocated to our four reporting units: The Art Institutes, Argosy University, Brown Mackie Colleges and South University. The goodwill balance attributed to the Brown Mackie Colleges reporting unit was fully written off in connection with an impairment charge incurred during fiscal 2012.
We evaluate our goodwill and indefinite-lived intangible assets for impairment annually on April 1, and on an interim basis if events or changes in circumstances between annual tests indicate that it is not more-likely-than-not that the fair value of a reporting unit is greater than its carrying value. A significant amount of judgment is involved in making this qualitative assessment, and events and circumstances we consider include, but are not limited to, overall financial performance including adverse changes to forecasts of operating results, a sustained decrease in the publicly-traded price of EDMC's common stock, macroeconomic conditions, industry and market considerations, cost factors, updated business plans and regulatory and legal developments.
Goodwill is impaired when the carrying amount of a reporting unit's goodwill exceeds its implied fair value, as determined under a two-step approach. In the first step, we determine the fair value of each reporting unit and compare that fair value to each unit’s carrying value. We estimate the fair value of our reporting units using a combination of the discounted cash flow method (income approach) and the guideline public company method (market approach), which takes into account the invested capital and associated earnings multiples of publicly-traded peer companies. If the results of this first step indicate the carrying amount of a reporting unit is higher than its fair value, the second step must be performed, which requires that we determine the implied fair value of goodwill in the same manner as if we had acquired the reporting unit in an arm's length transaction as of the testing date. This second step is performed by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the difference as an operating expense in the period incurred.
The market capitalization of our equity was approximately 18% lower than its carrying value at March 31, 2013 and was below carrying value for all but five days of the quarter then ended. Due primarily to this factor, we did not believe that it was more-likely-than-not that the fair values of each of our reporting units exceeded their carrying values as of March 31, 2013. Consequently, we performed a step one interim goodwill impairment test for The Art Institutes, Argosy University and South University reporting units in the third fiscal quarter of 2013. The results indicated that the Argosy University and South University reporting units each had fair values in excess of their carrying values by more than 35%. However, the test indicated that the fair value of The Art Institutes was slightly below its carrying value as of March 31, 2013, which required that a step two test be performed for that reporting unit, the results of which yielded a goodwill impairment charge of $294.5 million in the quarter ended March 31, 2013.
The step one interim impairment tests performed as of March 31, 2013 used cash flow projections and market data as of that date. We do not believe that cash flow projections or the earnings multiples of our publicly-traded peer companies changed materially between March 31, 2013 and our annual assessment date, which is April 1, 2013. In addition, we considered the change in our stock price between these dates and concluded that based on all the available evidence, the impairment test performed as of March 31, 2013 was appropriate to use as our annual test as of April 1 for fiscal 2013.
The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values at March 31, 2013.

		Step One Analysis:
		Deficit Caused By Hypothetical Reductions to Fair Value
		(in millions)
	Goodwill	5%	15%	25%	35%
The Art Institutes	$568	$—	$—	$(23)	$(138)
Argosy University	63	—	—	—	—
South University	38	—	—	—	—
Total EDMC	$669	$—	$—	$(23)	$(138)
The valuation of our reporting units under the discounted cash flow method (income approach) requires the use of internal business plans that account for expected future economic conditions, demand and pricing for our educational services, costs, inflation and discount rates, and other factors and are based on the use of judgments and estimates that involve inherent uncertainties. The measurement of the fair values of our reporting units is dependent on the accuracy of the assumptions used and how our estimates compare to future operating performance. The key assumptions used are, but are not limited to, the following:

•
Future cash flow assumptions — Our projections are based on organic growth and are derived from assumptions regarding future growth and profitability trends. These projections also take into account the current economic climate and the extent to which the regulatory environment is expected to impact future growth opportunities. Our analysis incorporated an assumed period of cash flows with a terminal value determined using the Gordon Growth Model.

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital ("WACC"). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. We develop cost of equity estimates using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which we estimate using the average return on corporate bonds as of the valuation date, adjusted for taxes. At March 31, 2013, the WACC used to estimate the fair value of The Art Institutes reporting unit was 15.0%, while the Argosy University and South University reporting units used a WACC of 17.5% and 18.0%, respectively. Holding all other factors constant, an increase in the discount rate of 100 basis points would not have resulted in the carrying values of The

Art Institutes, Argosy University and South University exceeding their estimated fair values at March 31, 2013 (after recording the March 31, 2013 goodwill impairment charge at The Art Institutes).
The valuation of our reporting units under the guideline public company method (market approach) utilizes EBITDA multiples of a peer group weighted based on similarities to each of our reporting units. Adjustments to these multiples are considered depending on overall trends noted in our industry that may be impacting our reporting units to a greater or lesser degree than our peers. Our market capitalization is also indirectly considered when determining the fair value of our reporting units.
Our indefinite-lived intangible assets consist of the trade names associated with The Art Institute schools, and licensing, accreditation and Title IV program participation assets for all of our education systems. The total carrying value of these assets at June 30, 2013 was as follows:

•	$190.0 million related to The Art Institutes trade name; and

•	$95.9 million related to our licensing, accreditation and Title IV program participation assets.
At March 31, 2013, we also revalued The Art Institutes trade name using the relief from royalty method (income approach), which is the same method we used to value this asset as of the Transaction date. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. Based on revenue projections as of March 31, 2013 and assumptions of a royalty rate of 2.0% and a discount rate of 15.5%, we determined there was an impairment of $28.0 million that was required for this asset, which we recorded in the third quarter of fiscal 2013.
We also revalued the licensing, accreditation and Title IV program participation assets for all reporting units at March 31, 2013 using the same approaches used to value these assets as of the date of the Transaction. These assets were valued by a combination of the cost and income approaches. The cost approach is used for the licensing and accreditation portions of this asset. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. We did not record any impairments to these assets during the fiscal year ended June 30, 2013.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities result from (i) temporary differences in the recognition of income and expense for financial and income tax reporting requirements, and (ii) differences between the recorded value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion of the deferred income tax asset will not be realized. We evaluate all available evidence, both positive and negative, on a quarterly basis to determine whether, based on the weight of that evidence, a valuation allowance is needed. Future realization of the tax benefit from an existing deferred tax asset ultimately depends upon the existence of sufficient taxable income within the carry back or carryforward period available under the tax law of the applicable jurisdiction. At June 30, 2013 and 2012, we had gross deferred tax assets of $185.6 and $197.4 million respectively, and valuation allowances against those gross deferred tax assets of $24.8 and $25.3 million, respectively. We reevaluate the realizability of these deferred tax assets quarterly and will adjust the valuation allowances based upon available evidence as required. Any future change in our assessment of the realizability of these deferred tax assets could affect our effective income tax rate, net income and net deferred tax assets in the period in which our assessment changes.
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
Stock-based compensation
Effective in September 2012, we adopted the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan to issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. We use the Black-Scholes-Merton option pricing model to determine the fair value of both our time-based and performance-based stock options at the grant date. We have yet to recognize compensation expense on our performance-based options because the performance conditions are not probable of being met at June 30, 2013.
In August 2012, our Board of Directors authorized a program (the "Option Exchange") to allow eligible option holders the opportunity to exchange their existing EDMC stock options for replacement stock options having an exercise price of $3.59 per share, which was the closing price for a share of our Common Stock on the Nasdaq Global Select Market on September 13, 2012, the date on which the offer expired. The Option Exchange was accounted for as a modification of the original awards. Consequently, incremental value to the option holders was calculated using a Black-Scholes-Merton pricing model by taking the value of all time-based stock options on September 13, 2012 using the original option award terms and comparing that to the value of the modified time-based stock options using the new option award terms on September 13, 2012. Because the original awards had exercise prices well in excess of the price of a share of common stock on the modification date, we used a lattice model to determine the appropriate expected term to use in the Black-Scholes-Merton model.
See Item 8, "Financial Statements and Supplementary Data," Note 12, “Share-Based Compensation" for more information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2013, we had total debt obligations of $1,360.2 million, including $1,153.8 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 8.7%.
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
After giving effect to these two interest rate swaps, only $528.8 million of our variable rate debt was subject to market rate risk at June 30, 2013. A hypothetical change of 1.25% in interest rates from June 30, 2013 levels would have increased or decreased interest expense by approximately $5.6 million in the fiscal year ended June 30, 2013 for the variable rate debt, after giving effect to the two interest rate swaps that qualify as cash flow hedges. For the fiscal year ended June 30, 2013, we recorded a net change in unrecognized gain on interest rate swaps of $4.9 million, net of tax, in other comprehensive loss consisting of a $7.5 million increase from reclassification into earnings partially offset by a reduction of $2.6 million due to a periodic revaluation. The cumulative unrealized loss of $12.7 million, net of tax, at June 30, 2013 that related to these two swaps may be recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements, which include a change in certain terms of the senior secured credit facilities or the extinguishment or termination of the senior secured credit facilities or swap agreements prior to maturity.
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

We have audited the accompanying consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and shareholders' equity for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index.  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Education Management Corporation and Subsidiaries at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Education Management Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 3, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
September 3, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Education Management Corporation and Subsidiaries

We have audited Education Management Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Education Management Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Education Management Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2013 and 2012, and related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders' equity for each of the three years in the period ended June 30, 2013 of Education Management Corporation and Subsidiaries and our report dated September 3, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
September 3, 2013

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$130,695	$191,008
Restricted cash	271,340	267,880
Total cash, cash equivalents and restricted cash	402,035	458,888
Student receivables, net of allowances of $174,760 and $225,657 (Note 6)	206,406	203,341
Notes, advances and other receivables	32,547	22,174
Inventories	5,873	8,382
Deferred income taxes (Note 11)	76,927	102,668
Prepaid income taxes	20,854	6,796
Other current assets	26,977	40,399
Total current assets	771,619	842,648
Property and equipment, net (Note 4)	525,625	651,797
Other long-term assets (Note 6)	48,524	51,071
Intangible assets, net (Note 5)	300,435	330,029
Goodwill (Note 5)	669,090	963,550
Total assets	$2,315,293	$2,839,095
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$12,076	$12,076
Revolving credit facility (Note 8)	75,000	111,300
Accounts payable	32,559	54,834
Accrued liabilities (Note 7)	157,417	137,348
Unearned tuition	113,371	116,277
Advance payments	95,675	102,170
Total current liabilities	486,098	534,005
Long-term debt, less current portion (Note 8)	1,273,164	1,453,468
Deferred income taxes (Note 11)	70,316	111,767
Deferred rent	201,202	197,758
Other long-term liabilities	34,414	45,533
Shareholders’ equity:
Common stock, at par	1,435	1,434
Additional paid-in capital	1,794,846	1,777,732
Treasury stock, at cost (Note 13)	(328,605)	(328,605)
Accumulated deficit	(1,203,936)	(935,960)
Accumulated other comprehensive loss	(13,641)	(18,037)
Total shareholders’ equity	250,099	496,564
Total liabilities and shareholders’ equity	$2,315,293	$2,839,095
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Fiscal Year Ended June 30,
	2013	2012	2011
Net revenues	$2,498,599	$2,760,967	$2,887,629
Costs and expenses:
Educational services	1,447,097	1,502,356	1,473,329
General and administrative	689,143	762,863	766,546
Depreciation and amortization	164,712	158,663	146,480
Long-lived asset impairments (Notes 4 and 5)	323,690	1,746,765	—
Total costs and expenses	2,624,642	4,170,647	2,386,355
(Loss) Income before interest, loss on debt refinancing and income taxes	(126,043)	(1,409,680)	501,274
Interest expense, net	124,663	110,330	120,694
Loss on debt refinancing (Note 8)	5,232	9,474	11,368
(Loss) Income before income taxes	(255,938)	(1,529,484)	369,212
Income tax expense (benefit)	12,038	(13,743)	139,704
Net (loss) income	$(267,976)	$(1,515,741)	$229,508
(Loss) Earnings per share: (Note 3)
Basic	$(2.15)	$(11.97)	$1.67
Diluted	$(2.15)	$(11.97)	$1.66
Weighted average number of shares outstanding: (Note 3)
Basic	124,560	126,659	137,376
Diluted	124,560	126,659	138,316
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Fiscal Year Ended June 30,
	2013	2012	2011
Net (loss) income	$(267,976)	$(1,515,741)	$229,508
Other comprehensive income (loss):
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $1,545, $8,049 and $8,771	(2,619)	(13,646)	(14,901)
Reclassification adjustment for interest recognized in consolidated statements of operations, net of tax expense of $4,448, $4,988 and $13,994	7,542	8,457	23,802
Net change in unrecognized loss on interest rate swaps, net of tax	4,923	(5,189)	8,901
Foreign currency translation gain (loss)	(527)	(658)	1,165
Other comprehensive income (loss)	4,396	(5,847)	10,066
Comprehensive (loss) income	$(263,580)	$(1,521,588)	$239,574
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(267,976)	$(1,515,741)	$229,508
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	157,871	151,023	138,395
Amortization of intangible assets	6,841	7,640	8,085
Bad debt expense	171,850	163,926	134,587
Long-lived asset impairments	323,690	1,746,765	—
Fair value adjustments to loans held for sale	—	—	21,465
Amortization of debt issuance costs	8,460	1,071	6,512
Loss on debt refinancing	5,232	9,474	11,368
Share-based compensation	17,112	13,290	11,070
Non cash adjustments related to deferred rent	(17,477)	(12,956)	(3,843)
Amortization of deferred gains on sale-leaseback transactions	(1,575)	—	—
Deferred income taxes	(18,840)	(132,500)	24,047
Changes in assets and liabilities:
Restricted cash	(3,460)	(220,367)	(34,671)
Receivables	(194,437)	(220,319)	(126,889)
Reimbursements for tenant improvements	10,054	15,307	23,107
Inventory	2,505	1,203	2,080
Other assets	15,151	(3,856)	(19,670)
Purchase of loans	(899)	—	(23,888)
Sale of loans	—	—	42,806
Accounts payable	(19,596)	(1,637)	(4,711)
Accrued liabilities	6,092	20,454	(63,645)
Unearned tuition	(2,906)	(23,873)	(15,596)
Advance payments	(6,385)	(9,754)	39,616
Total adjustments	459,283	1,504,891	170,225
Net cash flows provided by (used in) operating activities	191,307	(10,850)	399,733
Cash flows from investing activities:
Expenditures for long-lived assets	(83,241)	(93,546)	(138,105)
Proceeds from sale of fixed assets	65,065	—	—
Reimbursements for tenant improvements	(10,054)	(15,307)	(23,107)
Other	2,418	—	—
Net cash flows used in investing activities	(25,812)	(108,853)	(161,212)
Cash flows from financing activities:
Borrowings under revolving credit facility	75,000	111,300	79,000
Payments under revolving credit facility	(111,300)	(79,000)	—
Pay down of senior notes due 2014	(171,953)	—	—
Retirement of senior subordinated notes due 2016	—	—	(50,124)
Issuance of common stock	3	2,618	1,460
Common stock repurchased for treasury	—	(104,073)	(222,325)
Principal payments on long-term debt	(12,155)	(11,025)	(12,208)
Debt issuance costs and other	(5,232)	(11,928)	(4,962)
Net cash flows used in financing activities	(225,637)	(92,108)	(209,159)
Effect of exchange rate changes on cash and cash equivalents	(171)	(405)	316
Net change in cash and cash equivalents	(60,313)	(212,216)	29,678
Cash and cash equivalents, beginning of period	191,008	403,224	373,546
Cash and cash equivalents, end of period	$130,695	$191,008	$403,224
Cash paid during the period for:
Interest (including swap settlement)	$111,396	$116,014	$118,557
Income taxes, net of refunds	$46,699	$114,629	$151,025
	As of June 30,
Noncash investing activities:	2013	2012	2011
Capital expenditures in current liabilities	$9,022	$13,201	$14,360
 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock, at cost (b)	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2010	$1,429	$1,749,456	(2,207)	$350,273	$(22,256)		$2,076,695
Exercise of stock options including excess tax benefit	2	1,322	—	—	—		1,324
Share-based compensation	—	11,070	—	—	—		11,070
Common stock repurchased for treasury	—	—	(224,719)	—	—		(224,719)
Net income	—	—	—	$229,508	—		229,508
Other comprehensive income	—	—	—	—	10,066		10,066
Balance at June 30, 2011	1,431	1,761,848	(226,926)	579,781	(12,190)		2,103,944
Exercise of stock options including excess tax benefit	3	2,594	—	—	—		2,597
Share-based compensation	—	13,290	—	—	—		13,290
Common stock repurchased for treasury	—	—	(101,679)	—	—		(101,679)
Net loss	—	—	—	(1,515,741)	—		(1,515,741)
Other comprehensive loss	—	—	—	—	(5,847)		(5,847)
Balance at June 30, 2012	1,434	1,777,732	(328,605)	(935,960)	(18,037)	(a)	496,564
Exercise of stock options	—	3	—	—	—		3
Share-based compensation	1	17,111	—	—	—		17,112
Net loss	—	—	—	(267,976)	—		(267,976)
Other comprehensive income	—	—	—	—	4,396		4,396
Balance at June 30, 2013	$1,435	$1,794,846	$(328,605)	$(1,203,936)	$(13,641)	(a)	$250,099

(a)
The balance in accumulated other comprehensive loss at June 30, 2013 and 2012 was comprised of $(12.7) million and $(17.6) million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $(0.9) million and $(0.4) million of cumulative foreign currency translation losses, respectively.

(b)
There were 600,000,000 authorized shares of $0.01 par value common stock at June 30, 2013 and 2012. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2010	123,000	142,852,418
Repurchased for treasury	13,210,972	(13,210,972)
Issued for stock-based compensation plans	—	170,303
Balance at June 30, 2011	13,333,972	129,811,749
Repurchased for treasury	5,568,168	(5,568,168)
Issued for stock-based compensation plans	—	234,226
Balance at June 30, 2012	18,902,140	124,477,807
Issued for stock-based compensation plans	—	123,717
Balance at June 30, 2013	18,902,140	124,601,524
The accompanying notes are an integral part of these consolidated financial statements.

1.	DESCRIPTION OF BUSINESS AND CHANGE IN OWNERSHIP

Description of Business
Education Management Corporation ("EDMC" and collectively with its subsidiaries, the “Company” ) is among the largest providers of post-secondary education in North America, with approximately 132,000 enrolled students as of October 2012. The Company offers campus-based education through four different education systems and through online platforms at three of the four education systems, or through a combination of both. These four education systems are the Company's reportable segments and include The Art Institutes, Argosy University, Brown Mackie Colleges and South University. Refer to Note 18, "Segment Reporting" for additional information.
The Company is committed to offering quality academic programs and strives to improve the learning experience for its students to help them achieve their educational goals across the spectrum of in-demand careers. The curriculum is designed with a distinct emphasis on applied career-oriented content and is primarily taught by faculty members that possess practical and relevant professional experience in their respective fields.
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
Government Regulations
Each of the Company’s schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Participating institutions are required to administer Title IV program funds in accordance with the Higher Education Act of 1965, as amended (“HEA”), and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating institution does not comply with federal requirements or if student loan default rates are at a level that exceeds certain thresholds set by statute and regulation, that institution could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. Most of the students who attend the Company’s institutions participate in federal and state financial aid and assistance programs. The percentage of net revenues derived from Title IV programs on a cash accounting basis was a weighted average of approximately 76% and 79% in fiscal 2013 and 2012, respectively.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the fiscal 2013 presentation, with no effect on previously reported net income or shareholders' equity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that its estimates are reasonable.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates fair value.
The Company’s institutions hold funds from the United States government under various student aid grant and loan programs in separate bank accounts, and serve as trustee for the U.S. Department of Education or respective lender or student borrower, as applicable. The funds held in these bank accounts are not shown as cash or restricted cash on the consolidated balance sheets until the authorization and disbursement process has occurred. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and become available for use in current operations. This transfer generally occurs for the period of the academic term for which such funds were authorized with no term being more than 16 weeks in length.
U.S. Department of Education regulations require Title IV program funds received by the Company’s educational institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. Such funds received for courses that have not yet begun are recorded as restricted cash due to legal restrictions on the use of the funds and as advance payments on the Company’s consolidated balance sheets. Restricted cash also includes liens on certain of the Company's cash deposits which must equal 105% of the aggregate $200.0 million of outstanding letters of credit under the Company's cash secured letter of credit facilities further explained in Note 8, "Short-Term and Long-Term Debt." Finally, restricted cash includes amounts related to an account required to be maintained in connection with an operating lease at one of the Company's institutions, an account required to be maintained in connection with the Company's new student lending program further described in Note 6, "Student Receivables,"and amounts for endowments required by state law at certain of the Company's schools.
Restricted cash consisted of the following at June 30 (in thousands):

	2013	2012
Cash secured letters of credit	$210,000	$210,000
Title IV funds in excess of charges applied	56,595	54,416
Escrowed in connection with operating agreements	3,245	1,464
Endowments	1,500	2,000
Restricted cash	$271,340	$267,880
Revenue Recognition
The Company’s net revenues consist primarily of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees, and sales of related study materials. Net revenues are reduced for student refunds and scholarships. The Company derived approximately 93.1% of its net revenues from tuition and fees in each of the fiscal years ended June 30, 2013 and 2012 compared to approximately 92.5% in the fiscal year ended June 30, 2011.
The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. Some of the Company’s academic terms have starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from academic terms with respect to which the associated revenue has not yet been earned. Such amounts are recorded as unearned tuition as a current liability in the accompanying consolidated balance sheets. Advance payments are generally refundable and relate to payments received for future academic periods and are also recorded as a current liability in the accompanying consolidated balance sheets.
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

Student Receivables
The Company records student receivables at cost less an estimated allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student. The allowance is established based on the likelihood of collection considering the Company’s historical experience, which is updated on a frequent basis. The methodology results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are reserved for at a high rate and are written off after collection attempts have been unsuccessful.
Additionally, during fiscal 2013, the Company reduced the number of days since last payment after which accounts placed with a collection agency are written off. This change had no impact on the statement of operations or net student receivables as the applicable accounts were already fully reserved.
Refer to Note 6, "Student Receivables" for more information.
Inventories
Inventories consist mainly of textbooks and supplies held for sale to students enrolled in the Company’s educational programs. Cost is determined using the average cost method and inventories are valued at the lower of cost or market.
Leases
The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases. Before entering into a lease, an analysis is performed to determine whether a lease should be classified as capital or operating.
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
Many of the Company’s lease agreements contain escalation clauses under which, if fixed and determinable, rent expense is recognized on a straight-line basis over the lives of the leases, which generally range from five to 15 years with one or more renewal options. For leases with renewal options, the Company records rent expense over the original lease term, exclusive of the renewal period. When a renewal occurs, the Company records rent expense over the new lease term.
Property and Equipment
Property and equipment is recorded at its cost less accumulated depreciation. Depreciation policies for such assets are as follows:

•	Buildings are depreciated over an estimated useful life of 30 years using the straight-line method;

•	Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, exclusive of any renewal periods, or their estimated useful lives; and

•	The remainder of the Company’s property and equipment is depreciated over estimated useful lives ranging from three to 10 years using the straight-line method, depending on the asset.
Accelerated depreciation methods are generally used for income tax purposes.
The Company records impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate that the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Events and circumstances that could trigger an impairment review include changes in the regulatory environment, deteriorating economic conditions or poor operating performance at individual campus locations. Any resulting impairment loss would be measured as the difference between the fair value of the assets and their carrying value with the loss recorded as an operating expense in the consolidated statement of operations in the period incurred. Refer to Note 4, "Property and Equipment," for more information.

Goodwill and Indefinite-Lived Intangible Assets
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
Goodwill is evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that it is not more-likely-than-not that the fair value of a reporting unit is greater than its carrying value. A significant amount of judgment is involved in making this qualitative assessment, and the events and circumstances management considers include, but are not limited to, overall financial performance including adverse changes to forecasts of operating results, a sustained decrease in the publicly-traded price of EDMC's Common Stock, macroeconomic conditions, industry and market considerations, cost factors, updated business plans and regulatory and legal developments.
Goodwill is impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. In the first step, the Company determines the fair value of each reporting unit and compares that fair value to each reporting unit’s carrying value. The Company estimates the fair value of its reporting units using a combination of the discounted cash flow method (income approach) and the guideline public company method (market approach), which takes into account the invested capital and associated earnings multiples of publicly-traded peer companies. If the results of the first step indicate the carrying amount of a reporting unit is higher than its fair value, a second step must be performed, which requires the Company to determine the implied fair value of goodwill in the same manner as if it had acquired the reporting unit in an arm’s length transaction as of the testing date. This second step is performed by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the difference as an operating expense in the period incurred.
Indefinite-lived intangible assets, consisting of the licensing, accreditation and Title IV program participation assets and The Art Institute trade name, are also evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. Trade names are valued by the relief from royalty method (income approach), which focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. The Company uses a combination of the cost and income approaches to establish the asset value of licenses, accreditation and Title IV program participation assets. On the impairment testing date, if the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.
Refer to Note 5, "Goodwill and Intangible Assets," for more information.
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
Derivative Financial Instruments
Education Management LLC ("EM LLC"), an indirect wholly-owned subsidiary of the Company, utilizes interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage a portion of its floating rate term debt. The swaps are accounted for as an asset or a liability in the consolidated balance sheets at fair value. The Company uses “Level Two” inputs to value its interest rate swaps, which are defined in Note 10, "Fair Value of Financial Instruments." The application of these Level Two inputs is based on LIBOR forward curves and an assessment of non-performance risk based upon published market data. If interest rate swap agreements are deemed highly effective for accounting purposes and are designated as cash flow hedges, the changes in their fair values are recorded in other comprehensive income (loss), net of tax. If they are not deemed highly effective, the changes in their fair values are recorded in interest expense in the consolidated statements of operations. The Company does not use derivative financial instruments for trading or speculative purposes. Refer to Note 9, "Derivative Instruments," for more information.

Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiary are initially measured at its functional currency, which is the Canadian dollar. Accordingly, the assets and liabilities of the foreign subsidiary are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income (loss) in the consolidated balance sheets. Translation gains and losses were not material in fiscal 2013, 2012 or 2011.
Share-Based Compensation
The Black-Scholes-Merton option pricing model is used to determine the fair value of all of the Company’s stock options at the grant date. The Company recognizes compensation costs on time-based options and restricted stock on a straight-line basis over the requisite service period, which is generally the vesting term. The Company has not recognized compensation cost on the performance-based options because the vesting conditions are not probable of being met at June 30, 2013. See Note 12, “Share-Based Compensation,” for more information.
Contingencies
The Company accrues for contingent obligations when it is probable that a liability has been incurred and the amount is reasonably estimable. As facts concerning contingencies become known, management reassesses its position and makes appropriate adjustments to its financial statements.
Costs and Expenses
Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, facility occupancy costs, bad debt expense, costs of educational materials and information systems costs.
General and administrative expense consists of marketing and student admissions expenses and certain central staff costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to the Company’s education programs.
Marketing costs are expensed in the fiscal year incurred and are classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s marketing expense was $255.0 million, $296.9 million and $300.0 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended June 30,
	2013	2012	2011
Net (loss) income	$(267,976)	$(1,515,741)	$229,508
Weighted average number of shares outstanding:
Basic	124,560	126,659	137,376
Effect of stock-based awards	—	—	940
Diluted	124,560	126,659	138,316
(Loss) Earnings per share:
Basic	$(2.15)	$(11.97)	$1.67
Diluted	$(2.15)	$(11.97)	$1.66
All outstanding time-based stock options and restricted stock units were excluded from the computation of diluted EPS for the fiscal years ended June 30, 2013 and 2012 because the Company recorded a net loss. For the fiscal year ended June 30, 2011, time-based options to purchase 0.3 million shares of common stock were excluded from the computation of diluted EPS because the effect of applying the treasury stock method would have been antidilutive. In addition, and as further described in

Note 12, “Share-Based Compensation,” the Company has determined that all outstanding performance-based stock options are contingently issuable; therefore, they were not included in the diluted EPS calculation for any period presented.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30 (in thousands):

Asset Class	2013	2012
Leasehold improvements	$570,286	$545,646
Technology and other equipment	324,403	307,511
Furniture and equipment	163,595	158,464
Software	98,537	86,810
Library books	44,248	42,706
Buildings and improvements	25,566	74,783
Land	5,495	16,712
Construction in progress	19,601	21,725
Total	1,251,731	1,254,357
Less accumulated depreciation	(726,106)	(602,560)
Property and equipment, net	$525,625	$651,797
Depreciation and amortization expense related to property and equipment was $157.9 million, $151.0 million and $138.4 million, respectively, for the fiscal years ended June 30, 2013, 2012 and 2011. Included in these amounts is amortization expense on software of $20.2 million, $14.7 million and $14.6 million, respectively. Amortization expense on software assets for the year ended June 30, 2013 included $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life.
During fiscal 2013, the Company recorded a long-lived asset impairment of $1.2 million in the consolidated statement of operations because anticipated future cash flows at one of the Company's Argosy University locations could not support the carrying value of its property and equipment, which primarily consisted of leasehold improvement assets. The remaining balance of property and equipment at this location is not significant.
During the year ended June 30, 2013, the Company completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over initial lease terms ranging from three to 15 years. The Company classified these leases as operating and considers them normal leasebacks with no other continuing involvement. The Company recorded a net loss of $3.5 million related to these transactions at the time of their closings at several dates within the fiscal year and deferred gains of approximately $18.2 million, which will be recognized over the initial terms of the new leases as a reduction to educational services expense. At June 30, 2013, the amount of deferred gains remaining was $16.6 million, which is classified within deferred rent on the consolidated balance sheet.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill
In connection with the Transaction, the Company recorded approximately $2.6 billion of goodwill, which was allocated to its four reporting units: The Art Institutes, Argosy University, Brown Mackie Colleges and South University. The goodwill balance attributed to the Brown Mackie Colleges reporting unit was fully written off in connection with an impairment charge incurred during fiscal 2012. A roll forward of the Company's consolidated goodwill balance from June 30, 2011 to June 30, 2013 is as follows (in thousands):

	Balance at June 30, 2011	Impairment Charge	Balance at June 30, 2012	Impairment Charge	Balance at June 30, 2013
The Art Institutes	$1,984,688	$(1,123,069)	$861,619	$(294,460)	$567,159
Argosy University	219,350	(155,905)	63,445	—	63,445
Brown Mackie Colleges	254,561	(254,561)	—	—	—
South University	123,400	(84,914)	38,486	—	38,486
Total EDMC	$2,581,999	$(1,618,449)	$963,550	$(294,460)	$669,090
The market capitalization of the Company's equity was approximately 18% lower than its carrying value at March 31, 2013 and was below carrying value for all but five days of the quarter then ended. Due primarily to this factor, the Company did not believe that it was more-likely-than-not that the fair values of each of its reporting units exceeded their respective carrying values as of March 31, 2013 and performed a step one interim goodwill impairment test for The Art Institutes, Argosy University and South University reporting units. The results indicated that the Argosy University and South University reporting units each had fair values in excess of their carrying values by more than 35%. However, the test indicated that the fair value of The Art Institutes was slightly below its carrying value as of March 31, 2013. Therefore, a step two test was required to be performed for The Art Institutes reporting unit, which yielded a goodwill impairment charge of $294.5 million in the quarter ended March 31, 2013. None of this charge was deductible for income tax purposes.
The Company estimated the fair value of its reporting units in step one using a combination of the discounted cash flow method (income approach) and the guideline public company method (market approach), which takes into account the relative price and associated earnings multiples of publicly-traded peer companies. These approaches utilize a significant number of unobservable "Level Three" inputs, such as future cash flow assumptions and the selection of a discount rate. See Note 10, "Fair Value of Financial Instruments" for a description of Level Three inputs.
The valuation of the Company's reporting units under the discounted cash flow method (income approach) requires the use of internal business plans that account for expected future economic conditions, demand and pricing for the Company's educational services, costs, inflation and discount rates, and other factors and are based on the use of judgments and estimates that involve inherent uncertainties. The Company's measurement of the fair values of its reporting units is dependent on the accuracy of the assumptions used and how the Company's estimates compare to future operating performance. The key assumptions used are, but are not limited to, the following:

•
Future cash flow assumptions — The Company's projections are based on organic growth and are derived from assumptions regarding future growth and profitability trends. These projections also take into account the current economic climate and the extent to which the regulatory environment is expected to impact future growth opportunities. The Company's analysis incorporated an assumed period of cash flows with a terminal value determined using the Gordon Growth Model.

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

The step one interim impairment tests performed as of March 31, 2013 used cash flow projections and market data as of that date. The Company does not believe that cash flow projections or the earnings multiples of its publicly-traded peer companies changed materially between March 31, 2013 and the Company's annual assessment date, which is April 1, 2013. In addition, management considered the change in the Company's stock price between these dates and concluded that based on all the available evidence, the impairment test performed as of March 31, 2013 was appropriate to use as the Company's annual April 1, 2013 test.
The Company also recognized $1,618.4 million in goodwill impairment charges during the fiscal year ended June 30 2012, the majority of which was not deductible for income tax purposes. No impairments were recorded in any period before fiscal 2012.
Intangible Assets
Intangible assets other than goodwill consisted of the following amounts at June 30 (in thousands):

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$190,000	$—	$218,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	95,862	—
Curriculum and programs	43,575	(32,596)	38,702	(28,541)
Student contracts, applications and relationships	39,511	(37,381)	39,511	(36,270)
Favorable leases and other	19,424	(17,960)	19,424	(16,659)
Total intangible assets	$388,372	$(87,937)	$411,499	$(81,470)
At March 31, 2013, the Company also revalued The Art Institutes trade name using the relief from royalty method (income approach), which is the same method the Company used to value this asset at the Transaction date. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. Utilizing Level Three inputs, which consisted of revenue projections at March 31, 2013 and assumptions of a royalty rate of 2.0% and a discount rate of 15.5%, the Company determined there was an impairment of $28.0 million that was required for this asset during the third quarter of fiscal 2013.
The Company also revalued the licensing, accreditation and Title IV program participation assets for all reporting units at March 31, 2013 using the same approaches used to value these assets as of the date of the Transaction. These assets were valued by a combination of the cost and income approaches. The cost approach is used for the licensing and accreditation portions of this asset. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. The Company did not record any impairments to these assets during the fiscal year ended June 30, 2013.
Additionally, the Company recorded a $128.3 million impairment of indefinite-lived intangible assets during the fiscal year ended June 30, 2012, which consisted of a $112.0 million impairment of the trade name of The Art Institutes and impairment charges on the licensing, accreditation and Title IV program assets of $15.0 million and $1.3 million, respectively, at The Art Institutes and Argosy University.
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
Amortization of intangible assets was $6.8 million, $7.6 million and $8.1 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Total estimated amortization of the Company’s intangible assets for each of the years ending June 30, 2014 through 2018 was as follows at June 30, 2013 (in thousands):

Fiscal years	Amortization Expense
2014	$5,666
2015	5,050
2016	3,694
2017	105
2018	58

6.	STUDENT RECEIVABLES

Student receivables include $24.3 million (net of $27.9 million allowance) and $15.3 million (net of $19.5 million allowance) recorded in other long-term assets on the accompanying balance sheets. These amounts relate to the extension of credit to students for amounts due beyond one year, which helps students fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs, private loans and cash payments. During fiscal 2013, the Company extended the repayment period for financing made available to students from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation. The majority of applicable accounts incur interest charges that accrue each month on unpaid balances except for those accounts that have been placed into collections. The Company monitors its student receivables based on enrollment status. Receivables from students who are out-of-school are reserved for at a higher rate than the receivables from students that are in-school. The gross current and non-current student receivables by student status were as follows at June 30 (in thousands):

	2013	2012
In-school	$194,062	$192,432
Out-of-school	239,330	271,331
Gross student receivables *	$433,392	$463,763
A roll forward of the Company's total allowance for doubtful accounts and loan loss reserves from June 30, 2010 to June 30, 2013 is as follows (in thousands):

Balance, June 30, 2010	$167,403
Bad debt expense and fair value adjustments	156,052
Amounts written off or sold	(124,098)
Balance June 30, 2011	199,357
Bad debt expense	163,926
Amounts written off	(113,001)
Balance June 30, 2012	250,282
Bad debt expense	171,850
Amounts written off *	(213,884)
Balance June 30, 2013	$208,248
* As explained in Note 2, "Summary of Significant Accounting Policies," the Company reduced the number of days after which accounts in collections are written off during fiscal 2013.
The amounts set forth above are recorded within student receivables, net and other long-term assets on the consolidated balance sheets. Recoveries of amounts previously written off were not significant in any period presented.
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
The Company commenced a new student lending program in fiscal 2013 under which it purchases loans awarded and disbursed to its students from a private lender. The Company purchased $0.9 million of loans during fiscal 2013, which are recorded in other long-term assets, net of the allowance for loan losses, at June 30, 2013.

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30 (in thousands):

	2013	2012
Payroll and related taxes	$35,668	$50,291
Advertising	33,010	24,837
Benefits	16,235	14,014
Interest	10,416	3,296
Capital expenditures	4,113	5,624
Other	57,975	39,286
Total accrued liabilities	$157,417	$137,348

During the fiscal year ended June 30, 2013, the Company completed restructuring plans intended to improve operational efficiencies at all of its education systems and recorded related charges of $13.7 million. The restructuring charges were recorded in educational services expense and general and administrative expense on the consolidated statement of operations and consisted of $11.6 million related to employee severance costs, primarily at The Art Institutes segment, and lease abandonment charges of $2.1 million. At June 30, 2013, the remaining liabilities for restructuring plans totaled $5.3 million, consisting of severance amounts expected to be paid during fiscal 2014 and net rent charges to be paid through the remainder of the terms of the abandoned leases.

8.	SHORT-TERM AND LONG-TERM DEBT

U.S. Department of Education Letters of Credit:
The Company had outstanding letters of credit of $353.0 million at June 30, 2013, the largest of which is issued to the U.S. Department of Education, which requires that the Company maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. In December 2012, the U.S. Department of Education decreased the amount of the required letter of credit from $414.5 million to $348.6 million, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during the fiscal year ended June 30, 2012.
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
As of June 30, 2013, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company used all $200.0 million of capacity under the cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105% collateralization requirement described above and utilized $148.6 million letter of credit capacity under its revolving credit facility. Any future reduction in the usage of the cash secured letter of credit facilities will reduce the amount of cash that is classified as restricted cash on the consolidated balance sheet.
Short-Term Debt:
At June 30, 2013 and 2012, the Company had $75.0 million and $111.3 million, respectively, of borrowings outstanding under the $328.3 million revolving credit facility, which expires on June 1, 2015. These borrowings existed in order to satisfy year-end regulatory financial ratios. The balances were classified as short-term debt on the consolidated balance sheets as the amounts outstanding were repaid in full on the first business day of the following fiscal year. After adjusting for outstanding letters of credit under the revolving credit facility, which decrease its availability for borrowings, the Company had $100.3 million additional capacity under the revolving credit facility at June 30, 2013 available for borrowings or issuance of letters of credit.
The interest rate on amounts outstanding at June 30, 2013 and 2012 under the revolving credit facility was 6.25%, which equals prime plus a margin of 3.00%. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios and credit ratings. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The Company must also pay customary letter of credit fees. The revolving credit facility is secured by certain of EM LLC’s assets and is subject to EM LLC’s satisfaction of certain covenants and financial ratios described below.
Long-Term Debt:
The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2013	2012
Senior secured term loan facility, due in June 2016 (Tranche C-2 Loan)	$736,454	$744,539
Senior secured term loan facility, due in March 2018, net of discount of $2,898 and $3,508 (Tranche C-3 Loan)	342,364	345,545
Senior cash pay/PIK notes due 2018, net of discount of $27,712 (New Notes)	206,242	—
8.75% senior notes	—	375,000
Other	180	460
Total long-term debt	1,285,240	1,465,544
Less current portion	(12,076)	(12,076)
Total long-term debt, less current portion	$1,273,164	$1,453,468
At June 30, 2013, future annual principal payments on long-term debt and related instruments were as follows for the fiscal years ending June 30 (in thousands):

Fiscal year:	Amount
2014	$12,076
2015	11,875
2016	724,051
2017	3,753
2018	330,141
Thereafter	255,944
Total	$1,337,840
These amounts are presented gross of the $2.9 million discount on the senior secured term loan facility due in March 2018 and the $27.7 million discount on the New Notes and include $22.0 million of unamortized PIK interest that is capitalized to the principal balance of the New Notes through its maturity in July 2018.
Senior Secured Credit Facilities:
On March 30, 2012, EM LLC completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under its senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement (the “Tranche C-3 Loan”). The Tranche C-3 Loan, which matures in March 2018, was issued with an original issue discount at 97.0% and accrues interest at a rate equal to the greater of LIBOR or 1.25%, plus a margin of 7.0%. In connection with the refinancing, the Company capitalized $4.3 million of third party costs as deferred financing fees within other long-term assets, of which $0.7 million was paid to an affiliate of one of the Sponsors. Additionally, the Company capitalized a $3.7 million discount as a reduction to long-term debt at the time of this refinancing. These capitalized fees will be charged to interest expense over the life of the debt through the maturity date.
On December 7, 2010, EM LLC entered into an agreement to amend and extend a portion of its senior secured credit facility. Holders of an aggregate of $758.7 million of then-outstanding amounts under the term loan agreed to extend the maturity date of their respective portions of the term loan from June 1, 2013 to June 1, 2016 at an interest rate of LIBOR + 4.00% (the “Tranche C-2 Loan”). In addition to the extension of the maturity date of the term loan borrowing, lenders providing $328.3 million under the revolving credit facility extended their commitments to June 1, 2015. The LIBOR based interest rate payable to lenders that agreed to extend the maturity of their revolving commitments increased to LIBOR + 4.00%. The prime based interest rate payable to lenders that agreed to extend the maturity of their revolving credit commitments increased to the prime rate plus a margin of 3.0%. Lenders that elected not to extend those commitments had their commitments expire on the original maturity date of June 1, 2012. The Company capitalized $2.1 million of third party costs as a result of the refinancing. The lenders also approved other amendments to the senior secured credit facilities, including an increase to the covenant basket amount for capital expenditures and certain restricted payments and the ability to use cash to collateralize letters of credit.
In connection with the March 2012 transaction described above, the Company recorded a loss on debt refinancing of $9.5 million in the fiscal year ended June 30, 2012, which consisted of $2.0 million of previously deferred financing fees that were being amortized through the original maturity date and $7.5 million paid to lenders. In the fiscal year ended June 30, 2011, the Company recorded a loss on debt refinancing relating to the December 2010 transaction described above of $8.4 million, which included $5.1 million of previously deferred financing fees that were being amortized through the original maturity date and $3.3 million in cash paid to lenders. Additionally, a $3.0 million loss was recorded in the fourth quarter of fiscal 2011 related to the extinguishment of the Company's remaining 47.7 million of 10.25% senior subordinated notes, which contributed to a total loss on debt refinancing of $11.4 million for the fiscal year ended June 30, 2011.
Both tranches of the term loan may be prepaid at any time, subject with respect to the Tranche C-3 Loan to substantial penalties in connection with any prepayment prior to March 30, 2014. The Tranche C-3 Loan bears interest at a rate equal to the greater of three-month LIBOR or 1.25%, plus a margin of 7.0%, or 8.25% at June 30, 2013 and 2012. The Tranche C-2 Loan bears interest at a rate equal to three-month LIBOR plus a margin of 4.00%, or  4.31% and 4.50% at June 30, 2013 and June 30, 2012, respectively.
The senior secured credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities on a quarterly basis. EM LLC met the requirements of these two financial covenants in each of the fiscal years ended June 30, 2013, 2012 and 2011.
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
Senior Cash Pay/PIK Notes
On March 5, 2013, EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) completed a private exchange offer (the "Exchange Offer") in which they offered to exchange their 8.75% senior notes due June 1, 2014 ("Old Notes") for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 ("New Notes") and (ii) cash. In connection with the Exchange Offer and a simultaneous private exchange on the same terms, the Company issued $203.0 million of New Notes and paid down $162.3 million of Old Notes with cash on hand. The remaining Old Notes of $9.7 million not tendered in the Exchange Offer were extinguished in April 2013 at par. Included in the $365.3 million of Old Notes tendered for exchange was $4.0 million owned by an affiliate of one of the Sponsors. The Company incurred $5.2 million of fees to third parties in connection with this transaction that were reported as a loss on debt refinancing in the consolidated statement of operations in the current year. Included in these third party fees was $2.9 million paid to affiliates of one of the Sponsors.
Cash interest on the New Notes accrues at the rate of 15% per annum and is payable semi-annually on March 30 and September 30, commencing on September 30, 2013. For any interest period after March 30, 2014 up to and including July 1, 2018, interest in addition to the cash interest payable will be paid by increasing the principal amount of the outstanding New Notes or by issuing additional New Notes (“PIK Interest”). PIK Interest on the New Notes accrues at a rate of (i) 1.0% per annum for the period from March 30, 2014 through and including March 30, 2015, (ii) 2.0% per annum for the period from March 31, 2015 through and including March 30, 2016, (iii) 3.0% per annum for the period from March 31, 2016 through and including March 30, 2017 and (iv) 4.0% per annum for the period from March 31, 2017 through and including July 1, 2018. Additionally, the New Notes are required to be paid at a premium of 13% at their contractual maturity, which is being treated as an original issuance discount for accounting purposes. Including PIK interest and the original issuance discount, the annual effective interest rate on the New Notes is 19.8%.
The New Notes are unsecured obligations that rank senior in right of payment to future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the New Notes. They (i) rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the New Notes, (ii) are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing such debt, and (iii) are structurally subordinated to all obligations of each subsidiary of EM LLC that is not a guarantor of the New Notes.

The New Notes are redeemable in whole or in part, at the option of EM LLC, at any time at varying redemption prices that generally include premiums, which are defined in the indenture governing the New Notes. In addition, upon a change of control, EM LLC is required to make an offer to redeem all of the New Notes at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.
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

EM LLC has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. In April 2011, the Company entered into three new interest rate swap agreements for an aggregate notional amount of $950.0 million, each of which became effective on July 1, 2011. One swap agreement, which expired on June 1, 2013, was for a notional amount of $325.0 million and effectively fixed future interest payments at a maximum rate of 9.44%. The other two swap agreements, one of which was entered into with an affiliate of one of the Sponsors, are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. Because both interest rate swaps are deemed to be highly effective for accounting purposes, they qualify for cash flow hedge accounting treatment and changes in their fair values are recorded in other comprehensive income or loss.
At June 30, 2013, there was a cumulative unrealized loss of $12.7 million, net of tax, related to these interest rate swaps included in accumulated other comprehensive loss on the Company’s accompanying consolidated balance sheet, which would be immediately recognized in the consolidated statement of operations if these instruments fail to meet certain cash flow hedge requirements. The fair values of the interest rate swap liabilities were $20.2 million and $30.1 million at June 30, 2013 and 2012, respectively, and were recorded in other long-term liabilities on the accompanying consolidated balance sheets. Over the next twelve months, the Company estimates approximately $7.8 million will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at June 30, 2013.

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
The following table presents the carrying amounts and fair values of the interest rate swap liabilities, which are measured at fair value on a recurring basis based on the framework described in Note 9, "Derivative Instruments," and the fair values of the Company's debt, which is recorded at carrying value (in thousands):

	June 30, 2013				June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recurring:
Interest rate swap liability	$20,232	$—	$20,232	$—	$30,114	$—	$30,114	$—
Disclosure only:
Variable rate debt	1,078,818	—	962,134	—	1,090,084	—	980,477	—
Fixed rate debt	206,422	—		206,422	375,460	341,710	—	—
The fair value of the Company’s debt is based on each instrument’s trading value at the dates presented. The New Notes originated in March 2013 in connection with the Exchange Offer described in Note 8, "Short-Term and Long-Term Debt" were not trading as of June 30, 2013; however, the Company believes that its fair value was not materially different than its carrying value at June 30, 2013. Cash and cash equivalents, restricted cash, student accounts receivable, notes receivable, the revolving credit facility, accounts payable and accrued expenses have fair values that approximate their carrying values.
As described in Note 5, "Goodwill and Intangible Assets," the Company recorded goodwill and indefinite-lived intangible asset impairments during fiscal 2013 and fiscal 2012. Additionally, the Company recorded a $1.2 million impairment described in Note 4, "Property and Equipment." This resulted in the following assets being measured at fair value on a non-recurring basis using Level Three inputs:

•	goodwill at The Art Institutes reporting unit at March 31, 2013 and June 30, 2012;

•	the trade name for The Art Institutes reporting unit at March 31, 2013 and June 30, 2012;

•	the licensing, accreditation and Title IV program participation assets at The Art Institutes and Argosy University reporting units at June 30, 2012;

•	goodwill at the Brown Mackie Colleges, South University and Argosy University reporting units at March 31, 2012; and

•	certain long-lived assets at one of the Company's schools at March 31, 2013.

11.	INCOME TAXES

The composition of (loss) income before taxes from domestic and foreign locations was as follows for the fiscal years ended June 30 (in thousands):

	2013	2012	2011
Domestic	$(256,739)	$(1,531,052)	$368,102
Foreign	801	1,568	1,110
(Loss) income before taxes	$(255,938)	$(1,529,484)	$369,212
The components of income tax expense (benefit) reflected in the accompanying consolidated statements of operations were as follows for the fiscal years ended June 30 (in thousands):

	2013	2012	2011
Current taxes:
Federal	$32,441	$104,730	$95,805
State and local	(1,563)	14,027	19,852
Total current tax provision	30,878	118,757	115,657
Deferred tax (benefit) provision	(18,840)	(132,500)	24,047
Income tax expense (benefit)	$12,038	$(13,743)	$139,704
Income tax expense (benefit) reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below for the fiscal years ended June 30 (in thousands):

	2013	2012	2011
U.S. federal statutory income tax	$(89,579)	$(535,319)	$129,224
State and local income taxes, net of federal benefit	(196)	(7,016)	12,447
Increase (decrease) in valuation allowance	151	3,069	(44)
State tax settlements, net of federal benefit	(3,808)	—	—
Permanent items	2,913	1,477	984
Nondeductible goodwill	103,061	525,527	—
Uncertain tax positions	(490)	(602)	(2,720)
Other items, net	(14)	(879)	(187)
Income tax expense (benefit)	$12,038	$(13,743)	$139,704
The effective tax rates in the current and prior fiscal years were significantly impacted by goodwill impairment charges, the majority of which were not deductible for income tax purposes.
Net deferred income tax assets and liabilities consisted of the following at June 30 (in thousands):

	2013	2012
Current deferred tax assets:
Allowance for doubtful accounts	$71,769	$95,571
Accrued wages	6,872	11,560
Other	3,434	3,372
Gross current deferred tax assets	82,075	110,503
Less valuation allowance	(5,148)	(7,835)
Total current deferred tax assets	$76,927	$102,668
Noncurrent deferred tax assets:
Interest rate swap	$8,819	$13,125
Deferred liabilities	35,683	28,314
Foreign and state net operating losses	7,990	7,446
Share-based compensation	24,023	17,317
Other	26,981	20,708
Gross noncurrent deferred tax assets	103,496	86,910
Less valuation allowance	(19,677)	(17,432)
Total noncurrent deferred tax assets	83,819	69,478
Noncurrent deferred tax liabilities:
Intangible assets	128,185	134,963
Property and equipment	25,657	46,124
Other	293	158
Total noncurrent deferred tax liabilities	154,135	181,245
Total net noncurrent deferred tax liabilities	$70,316	$111,767

As discussed in Note 5, "Goodwill and Intangible Assets," the Company incurred long-lived asset impairment charges of $323.7 million, of which $294.5 million related to goodwill that was not deductible, and $1,746.8 million, of which $1,501.6 million related to goodwill that was not deductible, in fiscal 2013 and 2012, respectively. These impairment charges were the primary factor contributing to the Company being in a cumulative pre-tax loss position for the past three years. Absent these impairment charges, the Company would have recorded pre-tax earnings in fiscal 2013 and 2012. Management considered the cumulative loss for book purposes and concluded that it was more-likely-than-not the Company's deferred tax assets would be realized (except as disclosed below with respect to certain state deferred tax assets), and accordingly, no valuation allowance was required.
At June 30, 2013, the Company had state net operating loss carryforwards of approximately $134.7 million available to offset future taxable income and a related deferred tax asset of $8.0 million. The carry forwards expire at varying dates beginning in fiscal 2025 through fiscal 2033. The Company has determined that it is currently more-likely-than-not that the deferred tax assets associated with $128.3 million of its state net operating loss carryforwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $7.7 million related to these net operating loss carryforwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitations due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of the state net operating loss carryforwards before they can be utilized.
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
A reconciliation of the beginning and ending balance of unrecognized tax benefits, excluding interest expense and the indirect benefits of state taxes, for the fiscal years ended June 30 is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits, beginning of year	$4,523	$5,438	$8,902
Increase in prior year unrecognized tax benefits	—	—	26
(Decrease) in prior year unrecognized tax benefits	—	(93)	(174)
Increase in current year unrecognized tax benefits	127	58	943
(Decrease) in unrecognized tax benefits due to the expiration of statutes of limitation	(688)	(880)	(4,259)
Unrecognized tax benefits, end of year	$3,962	$4,523	$5,438
All of the Company’s $4.0 million in unrecognized tax benefits, excluding interest expense and the indirect benefit of state taxes, would affect the annual effective tax rate if recognized. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $2.9 million within the next twelve months due to the expiration of certain statutes of limitation. The resulting benefit, if recognized, would affect the tax rate as a discrete item in the quarter ending March 31, 2014.
The Company classifies interest expense and penalties accrued in connection with unrecognized tax benefits as income tax expense in its consolidated statement of operations, which is consistent with the Company’s past accounting policy for interest and penalties related to tax liabilities. The total amount of such interest recognized in the consolidated statement of operations for fiscal 2013 was $0.1 million. No penalties were recognized during fiscal 2013, and no amount was accrued for penalties on the consolidated balance sheet at June 30, 2013.
The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2009. The Company's U.S. income tax return for fiscal 2011 is under examination by the Internal Revenue Service. The Internal Revenue Service has not proposed any adjustments to the return as filed to this point in the examination. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2008.
On July 9, 2013, Pennsylvania House Bill No. 465 was signed into law by the Governor, which, among other things, changes how revenues from the sale of services are taxed in Pennsylvania effective for tax years beginning after December 31, 2013, which for the Company is fiscal 2015. The Company will record the impact of this law change, which management estimates will result in a deferred tax benefit of approximately $3.2 million, as a discrete item in the first quarter of fiscal 2014.

12.	SHARE-BASED COMPENSATION

2012 Omnibus Long-Term Incentive Plan
Effective in September 2012, the Company adopted the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (the “2012 Omnibus Plan”), which replaced the Education Management Corporation Omnibus Long-Term Incentive Plan (the "2009 Omnibus Plan") that was adopted in April 2009 and became effective upon the completion of the Initial Public Offering. The 2009 Omnibus Plan and the 2006 Stock Option Plan, which it replaced, are now frozen. The 2012 Omnibus Plan may be used to issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. As of June 30, 2013, approximately 2.5 million shares of Common Stock remain reserved for issuance under the Omnibus Plan. The Company recognized $17.1 million, $13.3 million and $11.1 million of share-based compensation expense related to outstanding time-based stock options, restricted stock and other awards during fiscal 2013, 2012 and 2011, respectively.
Option Exchange
In August 2012, the Company's Board of Directors authorized a program (the "Option Exchange") to allow eligible option holders the opportunity to exchange their existing EDMC stock options for replacement stock options having an exercise price of $3.59 per share, which was the closing price for a share of the Company's Common Stock on the Nasdaq Global Select Market ("NASDAQ") on September 13, 2012, the date on which the offer expired. Campus presidents and directors who participated in the Option Exchange received a new stock option grant, based on seniority, which vests in four equal annual installments beginning on the first anniversary of the grant date and expires on the tenth anniversary of the grant date. Campus presidents and directors who elected to not participate in the Option Exchange retained their existing stock options and received a new grant of stock options to purchase a smaller number of shares than they would have received had they participated in the Option Exchange with similar vesting and expiration terms as stock options received by campus presidents and directors who participated in the Option Exchange. The total amount awarded to campus presidents and directors in connection with the Options Exchange consisted of 775,000 stock options. All other employees who participated in the Option Exchange received a fixed number of new stock options, calculated on the basis of a fixed exchange ratio corresponding to the grant date and exercise price of the stock options that they surrendered for exchange. The vesting terms of the new stock option grants remained subject to the original vesting schedule of the corresponding options that were surrendered for exchange, provided that none of the replacement stock options vest before September 13, 2013, except under certain specific circumstances described in the 2012 Omnibus Plan and/or the Stock Option Agreements under which the replacement stock options were granted.
In connection with the Option Exchange, the Company granted approximately 6.3 million time-based and 2.0 million performance-based replacement stock options in return for the cancellation of approximately 8.5 million time-based and 3.0 million performance-based stock options. The Option Exchange was accounted for as a modification of the original awards. Consequently, incremental value to the option holders was calculated using a Black-Scholes-Merton pricing model by taking the value of all time-based stock options on September 13, 2012 using the original option award terms and comparing that to the value of the modified time-based stock options using the new option award terms on September 13, 2012. Because the original awards had exercise prices well in excess of the price of a share of Common Stock on the modification date, the Company used a lattice model to determine the appropriate expected term to use in the Black-Scholes-Merton model. The modification of the original awards resulted in $2.2 million of incremental compensation expense for time-based options, net of expected forfeitures, that will be recognized over the applicable employee service periods, which range from one year to four years.
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
Time-based Stock Options
The Company utilizes the Black-Scholes-Merton method to estimate the fair value of time-based options. The expected term of the Company's options is determined using a simplified method based on the average of the weighted vesting terms and the contractual term of the options. Expected volatility is determined using the historical volatility of a seven-company peer group, all of which have publicly traded stock. The risk-free interest rate assumption is determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The forfeiture rate is generally determined using a historical rate based on actual experience; however, since the Company's grants awarded in fiscal 2013 were primarily to executive employees, a forfeiture rate of 0% was utilized. Finally, as the Company does not currently declare dividends and does not intend to do so in the foreseeable future, a dividend yield of zero is used. Below is a summary of the weighted-average assumptions used for time-based options granted during the years ended June 30, which excludes the replacement options granted in connection with the Options Exchange explained above:

	2013	2012	2011
Weighted average fair value of options	$2.76	$9.29	$6.77
Expected dividend yield	—%	—%	—%
Expected volatility	78.6%	45.0%	44.0%
Risk-free interest rate	1.2%	1.5%	1.9%
Expected forfeiture rate	—%	7.3%	8.6%
Expected term	7.50 yrs	6.25 yrs	6.25 yrs
Vesting periods	4.0 yrs	4.0 yrs	4.0 yrs
A roll forward of time-based option activity during fiscal 2013 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	9,243,619	$15.72	6.96 yrs	$—
Granted in connection with Options Exchange	6,300,075	$3.59
Forfeited in connection with Options Exchange	(8,525,171)	$15.82
Granted - all other	4,332,567	$3.77
Forfeited - all other	(361,221)	$9.20
Exercised	(866)	$3.59
Outstanding at June 30, 2013	10,989,003	$4.06	7.48 yrs	$17,120
Vested at June 30, 2013 *	374,863	$12.98	4.85 yrs	$—
* Vested options relate only to those not tendered in the Options Exchange in which the Company's stock price is less than the exercise price for all applicable grants as of June 30, 2013. Approximately 4.2 million time-based stock options will be exercisable as of September 13, 2013, in connection with the one year anniversary of the Options Exchange described above.
The Company received approximately $2.7 million from option holders in fiscal 2012 from the exercise of stock options, on which the actual tax benefits realized for tax deductions, including excess tax benefits, was $0.9 million.
Restricted Stock Units
A roll forward of restricted stock units activity during fiscal 2013 is presented below.

	RSUs	Weighted Average Share Price
Outstanding at June 30, 2012	22,088	$19.92
Granted	3,213,200	$3.46
Vested	(22,088)	$19.92
Forfeited	(193,600)	$3.31
Outstanding at June 30, 2013	3,019,600	$3.47
The weighted average expected forfeiture rate for restricted stock units granted during fiscal 2013 was 11.0%.
Performance-based Stock Options
Performance-based stock options vest upon the greater of the percentage of the Company’s common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Stockholders”) or on certain return on investment hurdles achieved by the Principal Stockholders. Because the relevant performance conditions were not probable of being met at the time of the Option Exchange, unrecognized compensation expense for performance-based stock options was recalculated on September 13, 2012 based on the stock price in effect at the time of the Options Exchange, to the extent that option holders participated in the exchange.
Below is a summary of the weighted-average assumptions used for the Company’s existing performance-based options valued on September 13, 2012 in connection with the Options Exchange, all of which were originally granted before fiscal 2010.

Weighted average fair value of options	$2.23
Expected dividend yield	—%
Expected volatility	84.2%
Risk-free interest rate	0.55%
Expected term	4.3 years
No performance-based options have been granted since fiscal 2009 except for the replacement options granted in connection with the Options Exchange. A roll forward of performance-based option activity during fiscal 2013 is presented below.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	3,117,587	$12.19	4.48 yrs	$—
Granted in connection with Options Exchange	1,954,592	$3.59
Forfeited in connection with Options Exchange	(3,044,862)	$12.17
Granted - all other	—
Forfeited - all other	(46,592)	$3.59
Exercised	—
Outstanding at June 30, 2013	1,980,725	$3.59	3.48	$4,021
Exercisable at June 30, 2013	—	—	—	—
Long-Term Incentive Compensation Plan
In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners in connection with a change in control of EDMC. Out of a total of 1,000,000 units authorized, approximately 422,000 units were outstanding under the LTIC Plan at June 30, 2013. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The LTIC Plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing common stock.
Unrecognized Compensation Expense
Net of expected forfeitures, the Company's unrecognized compensation expense was as follows at June 30, 2013 for each type of award outstanding (in millions):

Time-based stock options	$26.6
Restricted stock units	7.9
Performance-based stock options	4.1
LTIC Plan	1.6
Total unrecognized compensation expense	$40.2
Compensation expense on time-based stock options and restricted stock units will be recognized over the remaining vesting period for each applicable grant. Compensation expense on performance-based stock options and the LTIC Plan will be recognized once the performance conditions described above become probable of being met.

13.	STOCK REPURCHASE PROGRAM

In June 2010, the Company’s Board of Directors approved a stock repurchase program under which it could purchase its common stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. From the inception of the stock repurchase program through June 30, 2012, the Company repurchased 18.9 million shares of its common stock for a total cost of $328.6 million. The Company did not make any share repurchases during fiscal 2013 and the program expired on December 31, 2012.

14.	OTHER EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) plan that covers substantially all employees. In January 2011, the Company changed its policy to match employee contributions to the retirement plan dollar for dollar up to 6%. This change also allows all participants in the plan to vest in the Company’s matching contributions immediately. The Company recorded expense related to the retirement plan of approximately $27.1 million, $28.5 million and $21.9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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

In August 2013, the parties to the action, along with the U.S. Department of Justice, participated in a private mediation in which the relator and the defendants reached an agreement in principle regarding the financial terms of a potential settlement. The agreement between the parties remains subject to approval by the U.S. Department of Justice. Significant terms remain to be negotiated, and there is no certainty that a final agreement will be reached. The settlement amount agreed to by the parties under the terms of the agreement in principle would be paid by the Company's insurer and the Company would pay an immaterial amount of attorneys fees incurred by the relator. The ultimate dismissal of the action, should a final settlement be reached, is subject to the Court's approval.
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
The Company and the director defendants filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. On July 16, 2013, the Court dismissed the claims that the Company engaged in improper recruiting tactics and mismanaged the Company's financial well-being with prejudice. The Court also found that the Special Litigation Committee could conduct a supplemental investigation on the plaintiff's claims related to incentive compensation paid to admissions representatives and graduate placement statistics. The Court gave the Special Litigation Committee 90 days to submit a supplemental report with its analysis, at which time the defendants can renew their motion to dismiss the remaining claims. The Court tentatively set argument on the defendants' anticipated supplemental motion to dismiss for December 3, 2013.
On August 3, 2012, a shareholder derivative class action captioned Stephen Bushansky v. Todd S. Nelson, et al. was filed against certain of the directors of the Company in federal district court in the Western District of Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's use of improper recruiting, enrollment admission and financial aid practices and violation of the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The Company previously received a demand letter from the plaintiff which was investigated by a Special Litigation Committee of the Board of Directors and found to be without merit. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend itself. The Company and the named director defendants filed a motion to stay the litigation pending the resolution of the Oklahoma Law Enforcement Retirement System shareholder derivative case or, alternatively, dismiss the case on October 19, 2012. On August 5, 2013, the Court granted the Company's motion to stay the case in light of the ruling on the defendants' motion to dismiss the Oklahoma Law Enforcement Retirement System case.
OIG Subpoena
On May 24, 2013, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. The Company plans to cooperate with the Office of Inspector General in connection with its investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Securities and Exchange Commission Subpoenas
On March 20, 2013, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission requesting documents and information relating to the Company's valuation of goodwill and its bad debt allowance for student receivables. The Company received a second subpoena from the Division of Enforcement on May 13, 2013 which requests documents and information related to the letters of credit posted with the U.S. Department of Education. The Company intends to cooperate with the SEC in its investigation. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
Lease Commitments
The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $202.3 million, $191.8 million and $192.2 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Rent expense also includes short-term commitments for student housing of $47.9 million, $51.4 million and $50.7 million during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.

As of June 30, 2013, the annual minimum future commitments under non-cancelable, long-term operating leases were as follows for the fiscal years ending June 30, 2014 to 2018 and thereafter (in thousands):

2014	$182,198
2015	150,898
2016	127,928
2017	124,392
2018	108,531
Thereafter	329,512
Other Commitments
At June 30, 2013, the Company has provided $21.0 million of surety bonds primarily to state regulatory agencies through four different surety providers. The Company believes that these surety bonds will expire without being funded; therefore, the commitments are not expected to materially affect the Company’s financial condition or cash flows.

16.	RELATED PARTY TRANSACTIONS

In connection with the March 2013 refinancing described in Note 8, "Short-Term and Long-Term Debt," the Company paid $2.9 million to affiliates of one of the Sponsors. In connection with the March 2012 refinancing described in Note 8, the Company paid $0.7 million to an affiliate of one of the Sponsors. During fiscal 2011, and in connection with the debt amendment described in Note 8, the Company paid an arranger fee of $1.1 million to an affiliate of Goldman Sachs Capital Partners, one of the Sponsors. The Company also entered into an interest rate swap agreement in fiscal 2011 in the amount of $312.5 million with an affiliate of Goldman Sachs Capital Partners, the terms of which are discussed in Note 9, "Derivative Instruments."
South University LLC, a wholly-owned subsidiary of the Company, leased facilities under a long-term arrangement from two separate entities owned by John T. South, one of the Company’s executive officers. Total rental payments under these arrangements approximated $0.5 million, $2.1 million and $2.2 million in fiscal 2013, 2012 and 2011, respectively. The facilities were sold to an unrelated third party in September 2012. Mr. South paid the Company $0.8 million in connection with the closing of the sale of the properties due to the Company's renegotiation of the leases prior to the sale.
The Company licenses student information system software from Campus Management Corp (“CMC”), which since February 2008 has been owned by Leeds Equity Partners, one of the Sponsors. The Company paid licensing, maintenance and consulting fees to CMC of approximately $3.2 million, $2.1 million and $3.5 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Company also uses PeopleScout, Inc., d/b/a StudentScout, which is owned by investment funds associated with Leeds Equity Partners, for contact management services when processing some of its inquiries from prospective students. During fiscal 2013, 2012 and 2011, the Company paid servicing fees to StudentScout of approximately $1.8 million, $3.0 million and $2.8 million, respectively. The Company also utilizes Ex Libris, which is owned by the Leeds Equity Partners, for information technology maintenance. The Company paid Ex Libris $0.3 million in fiscal 2013 and 2012 and $0.5 million in fiscal 2011.
The Company also does business with several companies affiliated with Providence Equity Partners, one of the Sponsors. The Company purchases personal computers and related equipment from CDW Corporation and its affiliates, the largest of which is CDW Government, Inc. (collectively, “CDW”). During fiscal 2013, 2012 and 2011, the Company purchased approximately $0.7 million, $0.3 million and $1.8 million, respectively, of equipment from CDW. The Company also uses Assessment Technologies Institute, LLC for computer software that tests the skills of the Company’s students in various academic fields. During fiscal 2013, 2012 and 2011, the Company paid Assessment Technologies Institute, LLC approximately $0.7 million, $0.5 million and $0.6 million, respectively. The Company has also engaged Kroll Ontrack for litigation management and electronic discovery document retention. Total fees paid to Kroll Ontrack related to such services approximated $0.5 million, $0.4 million and $1.0 million in fiscal 2013, 2012 and 2011, respectively. Finally, the Company paid NexTag, Inc. for marketing inquiry generation services of approximately $0.4 million in fiscal 2011.
The Company utilizes United States Security Associates ("USSA") for security services for several of its schools. An affiliate of one of the Sponsors purchased a significant equity stake in USSA in July 2011. Fees paid to USSA were approximately $1.4 million and $2.7 million during fiscal 2013 and 2012, respectively.

17.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

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
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of June 30, 2013 and 2012. The results of operations and comprehensive income (loss) and the condensed statements of cash flows for the fiscal years ended June 30, 2013, 2012 and 2011 are also presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(10,777)	$139	$141,110	$—	$130,472	$223	$—	$130,695
Restricted cash	46,982	—	224,358	—	271,340	—	—	271,340
Student and other receivables, net	134	253	238,565	—	238,952	1	—	238,953
Inventories	—	156	5,717	—	5,873	—	—	5,873
Other current assets	27,488	414	96,856	—	124,758	—	—	124,758
Total current assets	63,827	962	706,606	—	771,395	224	—	771,619
Property and equipment, net	65,018	5,984	454,623	—	525,625	—	—	525,625
Intercompany balances	653,504	(31,016)	(791,213)	—	(168,725)	168,725	—	—
Other long term assets	5,059	—	43,465	—	48,524	—	—	48,524
Investment in subsidiaries	741,069	—	—	(741,069)	—	81,532	(81,532)	—
Intangible assets, net	1,101	28	299,306	—	300,435	—	—	300,435
Goodwill	7,328	—	661,762	—	669,090	—	—	669,090
Total assets	$1,536,906	$(24,042)	$1,374,549	$(741,069)	$2,146,344	$250,481	$(81,532)	$2,315,293
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$86,850	$—	$226	$—	$87,076	$—	$—	$87,076
Other current liabilities	51,558	3,018	344,397	—	398,973	49	—	399,022
Total current liabilities	138,408	3,018	344,623	—	486,049	49	—	486,098
Long-term debt, less current portion	1,273,214	—	—	—	1,273,214	(50)	—	1,273,164
Other long-term liabilities	41,519	248	193,849	—	235,616	—	—	235,616
Deferred income taxes	2,233	399	67,301	—	69,933	383	—	70,316
Total liabilities	1,455,374	3,665	605,773	—	2,064,812	382	—	2,065,194
Total shareholders’ equity (deficit)	81,532	(27,707)	768,776	(741,069)	81,532	250,099	(81,532)	250,099
Total liabilities and shareholders’ equity (deficit)	$1,536,906	$(24,042)	$1,374,549	$(741,069)	$2,146,344	$250,481	$(81,532)	$2,315,293

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(26,249)	$98	$213,960	$—	$187,809	$3,199	$—	$191,008
Restricted cash	42,931	—	224,949	—	267,880	—	—	267,880
Student and other receivables, net	4,149	153	221,214	—	225,516	(1)	—	225,515
Inventories	—	159	8,223	—	8,382	—	—	8,382
Other current assets	35,543	660	113,660	—	149,863	—	—	149,863
Total current assets	56,374	1,070	782,006	—	839,450	3,198	—	842,648
Property and equipment, net	72,279	7,846	571,672	—	651,797	—	—	651,797
Intercompany balances	1,059,102	(26,456)	(1,181,164)	—	(148,518)	148,518	—	—
Other long term assets	15,276	—	35,794	—	51,070	1	—	51,071
Investment in subsidiaries	826,651	—	—	(826,651)	—	344,742	(344,742)	—
Intangible assets, net	2,031	39	327,959	—	330,029	—	—	330,029
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Total assets	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$123,150	$—	$226	$—	$123,376	$—	$—	$123,376
Other current liabilities	63,935	8,319	338,378	—	410,632	(3)	—	410,629
Total current liabilities	187,085	8,319	338,604	—	534,008	(3)	—	534,005
Long-term debt, less current portion	1,453,234	—	234	—	1,453,468	—	—	1,453,468
Other long-term liabilities	52,450	374	190,465	—	243,289	2	—	243,291
Deferred income taxes	1,530	515	109,826	—	111,871	(104)	—	111,767
Total liabilities	1,694,299	9,208	639,129	—	2,342,636	(105)	—	2,342,531
Total shareholders’ equity (deficit)	344,742	(26,709)	853,360	(826,651)	344,742	496,564	(344,742)	496,564
Total liabilities and shareholders’ equity (deficit)	$2,039,041	$(17,501)	$1,492,489	$(826,651)	$2,687,378	$496,459	$(344,742)	$2,839,095

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Fiscal Year Ended June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$8,392	$2,490,207	$—	$2,498,599	$—	$—	$2,498,599
Costs and expenses:
Educational services	116,094	9,287	1,321,716	—	1,447,097	—	—	1,447,097
General and administrative	(101,570)	(545)	791,258	—	689,143	—	—	689,143
Depreciation and amortization	32,552	605	131,555	—	164,712	—	—	164,712
Long-lived asset impairments	—	—	323,690	—	323,690	—	—	323,690
Total costs and expenses	47,076	9,347	2,568,219	—	2,624,642	—	—	2,624,642
Loss before interest, loss on debt refinancing and income taxes	(47,076)	(955)	(78,012)	—	(126,043)	—	—	(126,043)
Interest expense (income), net	122,297	—	2,387	—	124,684	(21)	—	124,663
Loss on debt refinancing	5,232	—	—	—	5,232	—	—	5,232
Deficit in loss of subsidiaries	(85,055)	—	—	85,055	—	(267,606)	267,606	—
Loss before income taxes	(259,660)	(955)	(80,399)	85,055	(255,959)	(267,585)	267,606	(255,938)
Provision for income taxes expense	7,946	43	3,658	—	11,647	391	—	12,038
Net loss	$(267,606)	$(998)	$(84,057)	$85,055	$(267,606)	$(267,976)	$267,606	$(267,976)

Net change in unrecognized loss on interest rate swaps, net of tax	$4,923	$—	$—	$—	$4,923	$4,923	$(4,923)	$4,923
Foreign currency translation loss	(527)	—	(527)	527	(527)	(527)	527	(527)
Other comprehensive income	4,396	—	(527)	527	4,396	4,396	(4,396)	4,396
Comprehensive loss	$(263,210)	$(998)	$(84,584)	$85,582	$(263,210)	$(263,580)	$263,210	$(263,580)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Fiscal Year Ended June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$9,000	$2,751,967	$—	$2,760,967	$—	$—	$2,760,967
Costs and expenses:
Educational services	93,322	10,554	1,398,480	—	1,502,356	—	—	1,502,356
General and administrative	(82,634)	(352)	845,573	—	762,587	276	—	762,863
Depreciation and amortization	26,637	500	131,526	—	158,663	—	—	158,663
Long-lived asset impairments	—	—	1,746,765	—	1,746,765	—	—	1,746,765
Total costs and expenses	37,325	10,702	4,122,344	—	4,170,371	276	—	4,170,647
Loss before interest, loss on debt refinancing and income taxes	(37,325)	(1,702)	(1,370,377)	—	(1,409,404)	(276)	—	(1,409,680)
Interest expense (income), net	107,772	—	2,565	—	110,337	(7)	—	110,330
Loss on debt refinancing	9,474	—	—	—	9,474	—	—	9,474
Deficit in loss of subsidiaries	(1,362,378)	—	—	1,362,378	—	(1,515,569)	1,515,569	—
Loss before income taxes	(1,516,949)	(1,702)	(1,372,942)	1,362,378	(1,529,215)	(1,515,838)	1,515,569	(1,529,484)
Income tax benefit	(1,380)	(15)	(12,251)	—	(13,646)	(97)	—	(13,743)
Net loss	(1,515,569)	(1,687)	(1,360,691)	1,362,378	(1,515,569)	(1,515,741)	1,515,569	(1,515,741)

Net change in unrecognized loss on interest rate swaps, net of tax	$(5,189)	$—	$—	$—	$(5,189)	$(5,189)	$5,189	$(5,189)
Foreign currency translation loss	(658)	—	(658)	658	(658)	(658)	658	(658)
Other comprehensive loss	(5,847)	—	(658)	658	(5,847)	(5,847)	5,847	(5,847)
Comprehensive loss	$(1,521,416)	$(1,687)	$(1,361,349)	$1,363,036	$(1,521,416)	$(1,521,588)	$1,521,416	$(1,521,588)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Year Ended June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$5,920	$2,881,709	$—	$2,887,629	$—	$—	$2,887,629
Costs and expenses:
Educational services	77,100	30,852	1,365,376	—	1,473,328	1	—	1,473,329
General and administrative	(112,066)	(2,524)	880,908	—	766,318	228	—	766,546
Depreciation and amortization	24,668	342	121,471	—	146,481	(1)	—	146,480
Total costs and expenses	(10,298)	28,670	2,367,755	—	2,386,127	228	—	2,386,355
Income (loss) before interest, loss on debt refinancing and income taxes	10,298	(22,750)	513,954	—	501,502	(228)	—	501,274
Interest expense (income), net	121,581	(3,305)	2,464	—	120,740	(46)	—	120,694
Loss on debt refinancing	11,368	—	—	—	11,368	—	—	11,368
Equity in earnings of subsidiaries	305,846	—	—	(305,846)	—	229,609	(229,609)	—
Income (loss) before income taxes	183,195	(19,445)	511,490	(305,846)	369,394	229,427	(229,609)	369,212
Income taxes expense (benefit)	(46,414)	(7,358)	193,557	—	139,785	(81)	—	139,704
Net income (loss)	$229,609	$(12,087)	$317,933	$(305,846)	$229,609	$229,508	$(229,609)	$229,508

Net change in unrecognized loss on interest rate swaps, net of tax	$8,901	$—	$—	$—	$8,901	$8,901	$(8,901)	$8,901
Foreign currency translation gain	1,165	—	1,165	(1,165)	1,165	1,165	(1,165)	1,165
Other comprehensive income	10,066	—	1,165	(1,165)	10,066	10,066	(10,066)	10,066
Comprehensive income (loss)	$239,675	$(12,087)	$319,098	$(307,011)	$239,675	$239,574	$(239,675)	$239,574

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(168,316)	$(5,632)	$365,231	$191,283	$24	$191,307
Cash flows from investing activities:
Expenditures for long-lived assets	(10,297)	(947)	(71,997)	(83,241)	—	(83,241)
Proceeds from sale of fixed assets	—	—	65,065	65,065	—	65,065
Other investing activities	(858)	—	(6,778)	(7,636)	—	(7,636)
Net cash flows used in investing activities	(11,155)	(947)	(13,710)	(25,812)	—	(25,812)
Cash flows from financing activities:
Net repayments of debt and other	(225,406)	—	(234)	(225,640)	3	(225,637)
Intercompany transactions	420,349	6,620	(423,966)	3,003	(3,003)	—
Net cash flows provided by (used in) financing activities	194,943	6,620	(424,200)	(222,637)	(3,000)	(225,637)
Effect of exchange rate changes on cash and cash equivalents	—	—	(171)	(171)	—	(171)
Decrease in cash and cash equivalents	15,472	41	(72,850)	(57,337)	(2,976)	(60,313)
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$(10,777)	$139	$141,110	$130,472	$223	$130,695

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(35,071)	$4,015	$17,140	$(13,916)	$3,066	$(10,850)
Cash flows from investing activities
Expenditures for long-lived assets	(10,373)	(1,127)	(82,046)	(93,546)	—	(93,546)
Other investing activities	(375)	—	(14,932)	(15,307)	—	(15,307)
Net cash flows used in investing activities	(10,748)	(1,127)	(96,978)	(108,853)	—	(108,853)
Cash flows from financing activities
Net repayments of debt and other	9,610	—	(263)	9,347	—	9,347
Common stock repurchased and stock option exercises	—	—	—	—	(101,455)	(101,455)
Intercompany transactions	26,776	(3,060)	(75,171)	(51,455)	51,455	—
Net cash flows provided by (used in) financing activities	36,386	(3,060)	(75,434)	(42,108)	(50,000)	(92,108)
Effect of exchange rate changes on cash and cash equivalents	—	—	(405)	(405)	—	(405)
Increase (decrease) in cash and cash equivalents	(9,433)	(172)	(155,677)	(165,282)	(46,934)	(212,216)
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224
Ending cash and cash equivalents	$(26,249)	$98	$213,960	$187,809	$3,199	$191,008

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2011 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(99,516)	$33,747	$463,676	$397,907	$1,826	$399,733
Cash flows from investing activities
Expenditures for long-lived assets	(14,143)	(1,496)	(122,466)	(138,105)	—	(138,105)
Other investing activities	—	—	(23,107)	(23,107)	—	(23,107)
Net cash flows used in investing activities	(14,143)	(1,496)	(145,573)	(161,212)	—	(161,212)
Cash flows from financing activities
Net repayments of debt and other	11,615	—	(358)	11,257	—	11,257
Common stock repurchased and stock option exercises	—	—	—	—	(220,416)	(220,416)
Intercompany transactions	73,706	(32,295)	(261,827)	(220,416)	220,416	—
Net cash flows provided by (used in) financing activities	85,321	(32,295)	(262,185)	(209,159)	—	(209,159)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	316	—	316
Increase in cash and cash equivalents	(28,338)	(44)	56,234	27,852	1,826	29,678
Beginning cash and cash equivalents	11,522	314	313,403	325,239	48,307	373,546
Ending cash and cash equivalents	$(16,816)	$270	$369,637	$353,091	$50,133	$403,224

18. SEGMENT REPORTING

The Company's principal business is providing post-secondary education. The Company manages its operations through four operating segments, which through March 31, 2012 were aggregated into one reportable segment, as all criteria for aggregation under applicable accounting rules were met. As of June 30, 2012, the Company began to report results for each of its four operating segments because the Company could no longer demonstrate margin convergence with respect to its operating segments with relative certainty over a reasonable period of time. The Company's four reportable segments are The Art Institutes, Argosy University, Brown Mackie Colleges and South University. A summary of each reportable segment is detailed below.

•
The Art Institutes. The Art Institutes focus on applied arts in creative professions such as graphic design, culinary arts, media arts and animation, interior design, web site development, digital filmmaking and video production, fashion design and marketing and game art and design. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully-online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine campus-based and online education. As of June 30, 2013, there were 51 Art Institutes campuses in 25 U.S. states and in Canada included in this reportable segment. As of October 2012, students enrolled at The Art Institutes represented approximately 54% of our total enrollments.

•
Argosy University. Argosy University offers academic programs in psychology and behavioral sciences, business, education and health sciences disciplines. Argosy University offers Doctoral, Master’s and undergraduate degrees through local campuses, fully-online programs and blended formats. Argosy University’s academic programs focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. As of June 30, 2013, there were 20 Argosy University schools in 13 U.S. states included in this reportable segment. As of October 2012, students enrolled at Argosy University represented approximately 19% of our total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the human services fields and continuing education courses for K-12 educators.

•
Brown Mackie Colleges. Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in growing fields such as medical assisting, criminal justice, nursing, business, legal support and information technology. As of June 30, 2013, there were 28 Brown Mackie College campuses in 15 U.S. states included in this reportable segment. As of October 2012, students enrolled at Brown Mackie Colleges represented approximately 13% of our total enrollments.

•
South University. South University offers academic programs in health sciences and business disciplines, including business administration, criminal justice, nursing, information technology, psychology, pharmacy and medical assisting. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully-online programs and blended formats. As of June 30, 2013, there were 11 South University campuses in nine U.S. states included in this reportable segment. As of October 2012, students enrolled at South University represented approximately 14% of our total enrollments.

EBITDA excluding certain expenses, the measure used by the chief operating decision maker to evaluate segment performance and allocate resources, is defined as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and certain other expenses presented below. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. A reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income (loss) before income taxes along with other summary financial information by reportable segment is presented below (in thousands):

	For the Fiscal Year Ended June 30,
	2013	2012	2011
Net revenues:
The Art Institutes	$1,543,385	$1,738,542	$1,791,176
Argosy University	356,544	397,458	431,097
Brown Mackie Colleges	298,175	314,801	348,140
South University	300,495	310,166	317,216
Total EDMC	$2,498,599	$2,760,967	$2,887,629

EBITDA excluding certain expenses:
The Art Institutes	$343,903	$478,693	$531,645
Argosy University	41,062	57,535	97,868
Brown Mackie Colleges	36,407	62,073	96,740
South University	44,560	5,878	38,883
Corporate and other	(89,653)	(94,298)	(103,536)
Total EDMC	376,279	509,881	661,600

Reconciliation to consolidated (loss) income before income taxes:
Long-lived asset impairments	323,690	1,746,765	—
Loss on debt refinancing	5,232	9,474	11,368
Restructuring and other	13,920	14,133	610
Loss on sale of loans	—	—	13,236
Depreciation and amortization	164,712	158,663	146,480
Net interest expense	124,663	110,330	120,694
EDMC consolidated (loss) income before income taxes	$(255,938)	$(1,529,484)	$369,212

Expenditures for long-lived assets:
The Art Institutes	$39,778	$42,970	$58,447
Argosy University	6,719	6,573	8,777
Brown Mackie Colleges	9,049	11,906	22,865
South University	7,648	9,056	6,539
Corporate and other	20,047	23,041	41,477
Total EDMC	$83,241	$93,546	$138,105

	As of June 30,
Assets: *	2013	2012
The Art Institutes	$1,438,028	$1,824,385
Argosy University	257,608	308,286
Brown Mackie Colleges	231,225	268,694
South University	226,041	272,729
Corporate and other	162,391	165,001
Total EDMC	$2,315,293	$2,839,095
* Excludes inter-company activity.

SCHEDULE II
EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions/ Other	Balance at End of Period
Year ended June 30, 2011
Uncollectible accounts receivable	$124,242	$130,678	$60,656	$194,264
Estimated future loan losses	43,161	25,374	63,442	5,093
Deferred tax asset valuation allowance	22,652	—	985	21,667
Year ended June 30, 2012
Uncollectible accounts receivable	$194,264	$163,926	$113,001	$245,189
Estimated future loan losses	5,093	—	—	5,093
Deferred tax asset valuation allowance	21,667	3,600	—	25,267
Year ended June 30, 2013
Uncollectible accounts receivable	$245,189	$171,306	$213,884	$202,611
Estimated future loan losses	5,093	544	—	5,637
Deferred tax asset valuation allowance	25,267	(442)	—	24,825

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
The following table sets forth our quarterly results for fiscal years ended June 30, 2013, 2012 and 2011 (in thousands except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2013:
Revenue	$609,565	$654,895	$638,903	$595,236
(Loss) income before income taxes	$(21,818)	$53,064	$(277,697)	$(9,487)
Net (loss) income	$(13,091)	$31,144	$(283,994)	$(2,035)
Diluted EPS	$(0.11)	$0.25	$(2.28)	$(0.02)

Fiscal 2012:
Revenue	$682,095	$737,188	$702,499	$639,185
(Loss) income before income taxes	$44,115	$103,291	$(442,340)	$(1,234,550)
Net (loss) income	$26,954	$63,127	$(417,116)	$(1,188,706)
Diluted EPS	$0.21	$0.49	$(3.31)	$(9.51)

Fiscal 2011:
Revenue	$666,032	$771,866	$754,340	$695,391
Income before income taxes	$59,220	$138,432	$113,457	$58,103
Net income	$36,448	$85,278	$72,983	$34,799
Diluted EPS	$0.25	$0.61	$0.53	$0.26

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and participation of its management, which include the Company’s president and chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”). This evaluation was conducted as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective. Effective controls are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2013.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this annual report on Form 10-K.
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
The information required by this Item will be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Non-Employee Director Compensation for Fiscal 2013,” “Compensation Committee Report,” “Risk in Compensation Programs,” “Compensation Committee Interlocks and Insider Participation” and “Employment Agreements” and is incorporated herein by reference.

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
(a)1. Financial Statements.
Reference is made to Item 8 herein.
(a)2. Financial Statement Schedules.
Reference is made to Item 8 herein.
(a)3. Exhibits.
Reference is made to the Index on page 145 herein
Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 3, 2013	EDUCATION MANAGEMENT CORPORATION

/s/ EDWARD H. WEST
Edward H. West
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD H. WEST	President and Chief Executive Officer (Principal Executive Officer)	September 3, 2013
Edward H. West

/s/ MICK J. BEEKHUIZEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	September 3, 2013
Mick J. Beekhuizen

/s/ TODD S. NELSON	Chairman of the Board of Directors	September 3, 2013
Todd S. Nelson

/s/ JOHN R. MCKERNAN, JR.	Director	September 3, 2013
John R. McKernan, Jr.

/s/ SAMUEL C. COWLEY	Director	September 3, 2013
Samuel C. Cowley

/s/ ADRIAN M. JONES	Director	September 3, 2013
Adrian M. Jones

/s/ JEFFREY T. LEEDS	Director	September 3, 2013
Jeffrey T. Leeds

/s/ LEO F. MULLIN	Director	September 3, 2013
Leo F. Mullin
/s/ BRIAN A. NAPACK	Director	September 3, 2013
Brian A. Napack

/s/ PAUL J. SALEM	Director	September 3, 2013
Paul J. Salem

/s/ PETER O. WILDE	Director	September 3, 2013
Peter O. Wilde

Exhibit Index
Exhibit No.	Description

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

4.4
Indenture, dated as of March 5, 2013, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N. A., as Trustee, governing the Senior Cash Pau/PIK Notes due 2018 (incorporated here by reference to Exhibit 10.1 of Current Report on Form 8-K of Education Management Corporation filed March 8, 2013)

4.5	Form of Senior Cash Pay/PIK Notes due 2018 (included as part of Exhibit 4.4)

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

Exhibit No.	Description
10.7
Letter of Credit Facility Agreement, dated as of November 30, 2011, among Education Management LLC, Education Management Holdings LLC, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on December 1, 2011)

10.8
Amendment No. 1 dated as of January 29, 2013, to the Letter of Credit Facility Agreement dated as of November 30, 2011 among Education Management LLC, Education Management Holdings LLC, Bank of America N.A. as Administrative Agent, Collateral Agent, and Issuing Bank, and other parties (incorporated by reference to Exhibit 10.1 of Form 10-Q of Education Management Corporation filed on May 13, 2013)

10.9
Letter of Credit Facility Agreement, dated as of March 9, 2012, among Education Management LLC, Education Management Holdings LLC, BNP Paribas, as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on March 12, 2012)

10.10
Amendment No. 1 dated as of February 15, 2013, to the Letter of Credit Facility Agreement dated as of March 9, 2012, among Education Management LLC Education Management Holdings LLC BNP Paribas as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.2 of Form 10-Q of Education Management Corporation filed on May 13, 2013)

10.11
Joinder Agreement to that certain Second Amended and Restated Credit and Guarantee Agreement, dated as of December 7, 2010, by and among the Company, Holdings, the Subsidiary Guarantors, the Lenders party thereto from time to time and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on April 2, 2012)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-K of Education Management Corporation for its fiscal quarter ended December 31, 2011)

10.14
Registration Rights Agreement dated as of March 5, 2013, among Education Management LLC, Education Management Finance Corp., the guarantors named therein and the dealer managers named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Education Management Corporation filed on March 8, 2013)

10.15+
EDMC Stock Option Plan, effective August 1, 2006, as amended (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605)), amendments filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on March 15, 2007, Exhibit 10.01 to the Current Report on
Form 8-K of Education Management LLC filed on April 5, 2007 and Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on July 5, 2007)

10.16+	Form of Executive Time—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.17+	Form of Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.08 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.18+
Form of Amendment to Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on May 5, 2011)

10.19+	Education Management Corporation Long-Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on March 2, 2007)

10.20+
Education Management Corporation Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.21+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

Exhibit No.	Description
10.22+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.23+
Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on December 29, 2006)

10.24+
Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.25+
Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.26+
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and Danny Finuf (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.27+
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.28+
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.29+
Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.30+
Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (incorporated by reference Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on April 5, 2007)

10.31+
Employment Agreement, dated as of August 11, 2009, between Education Management LLC and John R. Kline (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.32+
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and J. Devitt Kramer (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.33+
Employment Agreement, dated as of October 22, 2007, between Education Management LLC and Craig Swenson (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.34+
Amendment to Employment Agreement, dated as of October 2, 2012, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

10.35+
Stock Option Agreement, dated as of October 2, 2012, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

10.36+
Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Education Management Corporation filed on September 12, 2012)

10.37+
Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

10.38+
Form of Non-Executive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

Exhibit No.	Description
10.39*+	Waiver and Release of Claims dated as of June 20, 2013, between Education Management Corporation and John M. Mazzoni
10.40*+	Employment Agreement, dated as of August 27, 2013, between Education Management Corporation and Mick J. Beekhuizen
10.41*+	Employment Agreement, dated as of April 23, 2013, between Education Management Corporation and Carol A. DiBattiste

12.1*	Computation of ratio of earnings to fixed charges

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

 _________________

*	Filed herewith. All other exhibits were previously filed.

+	Management contract or compensatory plan or arrangement.