Form 10-Q
period 2013-09-30
EDUCATION MANAGEMENT CORPORATION
filed 2013-11-01
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes   ☐     No ☒
As of October 31, 2013, there were 125,070,759 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	June 30, 2013	September 30, 2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,307	$130,695	$211,956
Restricted cash	273,037	271,340	277,376
Total cash, cash equivalents and restricted cash	436,344	402,035	489,332
Student receivables, net of allowances of $181,230, $174,760 and $239,315 (Note 6)	340,858	206,406	234,777
Notes, advances and other receivables	63,887	32,547	30,856
Deferred income taxes	76,927	76,927	102,668
Prepaid income taxes	28,350	20,854	15,789
Other current assets	35,619	32,850	50,897
Total current assets	981,985	771,619	924,319
Property and equipment, net (Note 4)	503,350	525,625	626,337
Other long-term assets (Note 6)	67,063	48,524	52,621
Intangible assets, net (Note 5)	300,141	300,435	329,658
Goodwill (Note 5)	669,090	669,090	963,550
Total assets	$2,521,629	$2,315,293	$2,896,485
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$11,977	$12,076	$12,076
Revolving credit facility (Note 8)	—	75,000	—
Accounts payable	32,493	32,559	30,168
Accrued liabilities (Note 7)	147,355	157,417	154,342
Unearned tuition	421,721	113,371	168,601
Advance payments	89,235	95,675	238,957
Total current liabilities	702,781	486,098	604,144
Long-term debt, less current portion (Note 8)	1,272,788	1,273,164	1,450,583
Deferred income taxes	70,419	70,316	110,053
Deferred rent	196,020	201,202	198,449
Other long-term liabilities	32,636	34,414	46,429
Shareholders’ equity:
Common stock, at par	1,437	1,435	1,434
Additional paid-in capital	1,799,788	1,794,846	1,781,345
Treasury stock, at cost	(328,605)	(328,605)	(328,605)
Accumulated deficit	(1,213,450)	(1,203,936)	(949,053)
Accumulated other comprehensive loss	(12,185)	(13,641)	(18,294)
Total shareholders’ equity	246,985	250,099	486,827
Total liabilities and shareholders’ equity	$2,521,629	$2,315,293	$2,896,485
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,
	2013	2012
Net revenues	$580,380	$609,564
Costs and expenses:
Educational services	357,688	381,296
General and administrative	172,169	174,492
Depreciation and amortization	38,605	44,145
Total costs and expenses	568,462	599,933
Income before interest and income taxes	11,918	9,631
Interest expense, net	31,866	31,452
Loss before income taxes	(19,948)	(21,821)
Income tax benefit	(10,434)	(8,728)
Net loss	$(9,514)	$(13,093)
Loss per share: (Note 2)
Basic	$(0.08)	$(0.11)
Diluted	$(0.08)	$(0.11)
Weighted average number of shares outstanding: (Note 2)
Basic	124,657	124,478
Diluted	124,657	124,478
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	For the Three Months Ended September 30,
	2013	2012
Net loss	$(9,514)	$(13,093)
Other comprehensive income (loss)
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $495 and $1,287	(840)	(2,182)
Reclassification adjustment for interest recognized in consolidated statement of operations, net of tax expense of $1,150 and $1,043	1,950	1,768
Net change in unrecognized loss on interest rate swaps, net of tax	1,110	(414)
Foreign currency translation gain	346	157
Other comprehensive income (loss)	1,456	(257)
Comprehensive loss	$(8,058)	$(13,350)

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,514)	$(13,093)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization of property and equipment	37,087	42,616
Amortization of intangible assets	1,518	1,529
Bad debt expense	45,063	48,931
Amortization of debt issuance costs	3,618	1,280
Share-based compensation	4,174	3,613
Non cash adjustments related to deferred rent	(4,441)	(3,622)
Amortization of deferred gains on sale-leaseback transactions	(563)	—
Changes in assets and liabilities:
Restricted cash	(1,697)	(9,496)
Receivables	(58,003)	(91,299)
Reimbursements for tenant improvements	73	1,202
Inventory	(377)	(1,654)
Other assets	(1,688)	(1,144)
Purchase of loans	(3,315)	—
Accounts payable	904	(21,896)
Accrued liabilities	(16,322)	10,624
Unearned tuition	(12,992)	52,324
Advance payments	143,682	136,662
Total adjustments	136,721	169,670
Net cash flows provided by operating activities	127,207	156,577
Cash flows from investing activities:
Expenditures for long-lived assets	(17,332)	(20,541)
Reimbursements for tenant improvements	(73)	(1,202)
Net cash flows used in investing activities	(17,405)	(21,743)
Cash flows from financing activities:
Payments under revolving credit facility	(75,000)	(111,300)
Issuance of common stock	770	—
Principal payments on long-term debt	(3,043)	(2,885)
Net cash flows used in financing activities	(77,273)	(114,185)
Effect of exchange rate changes on cash and cash equivalents	83	299
Net change in cash and cash equivalents	32,612	20,948
Cash and cash equivalents, beginning of period	130,695	191,008
Cash and cash equivalents, end of period	$163,307	$211,956
Cash paid (received) during the period for:
Interest (including swap settlement)	$38,475	$22,044
Income taxes, net of refunds	(2,477)	1,059
	As of September 30,
Noncash investing activities:	2013	2012
Capital expenditures in current liabilities	$7,606	$9,050

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock (b)	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2012	$1,434	$1,777,732	$(328,605)	$(935,960)	$(18,037)		$496,564
Exercise of stock options including tax benefit	—	3	—	—	—		3
Share-based compensation	1	17,111	—	—	—		17,112
Net loss	—	—	—	(267,976)	—		(267,976)
Other comprehensive loss	—	—	—	—	4,396		4,396
Balance at June 30, 2013	1,435	1,794,846	(328,605)	(1,203,936)	(13,641)	(a)	250,099
(Unaudited)
Exercise of stock options	2	768	—	—	—		770
Share-based compensation	—	4,174	—	—	—		4,174
Net loss	—	—	—	(9,514)	—		(9,514)
Other comprehensive income	—	—	—	—	1,456		1,456
Balance at September 30, 2013	$1,437	$1,799,788	$(328,605)	$(1,213,450)	$(12,185)	(a)	$246,985

(a)
The balance in accumulated other comprehensive loss at September 30, 2013, June 30, 2013 and September 30, 2012 was comprised of $(11.6) million, $(12.7) million and $(18.1) million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $(0.6) million, $(0.9) million and $(0.2) million of a cumulative foreign currency translation loss, respectively.

(b)
There were 600,000,000 authorized shares of par value $0.01 common stock at September 30, 2013, June 30, 2013 and September 30, 2012. There were 124,477,807 outstanding shares of common stock, net of 18,902,140 shares in treasury, at September 30, 2012. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2012	18,902,140	124,477,807
Issued for stock-based compensation plans	—	123,717
Balance at June 30, 2013	18,902,140	124,601,524
Issued for stock-based compensation plans	—	226,667
Balance at September 30, 2013	18,902,140	124,828,191

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation ("EDMC" and, together with its subsidiaries, the "Company") have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the accompanying interim financial statements have been reflected. The consolidated statements of operations for the three months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2013 and consolidated statement of shareholders' equity for the fiscal year ended June 30, 2013 have been derived from the consolidated audited balance sheet and statement of shareholders' equity included in the 2013 Annual Report on Form 10-K.
Description of Business
The Company is among the largest providers of post-secondary education in North America, with approximately 125,560 enrolled students as of October 2013. The Company offers campus-based education through four different education systems and through online platforms at three of its four education systems, or through a combination of both. These four education systems comprise the Company's reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University. Refer to Note 14, "Segment Reporting" for additional information.
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
Reclassifications
Certain reclassifications of prior year data have been made to conform to the September 30, 2013 presentation with no effect on previously reported net loss or shareholders' equity.
Recent Accounting Pronouncements
In July 2013, the FASB clarified the presentation of an unrecognized tax benefit when a net operating loss or tax credit carryforward exists.  The clarification requires that an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward when settlement of the unrecognized tax benefit using those carryforwards is available pursuant to existing tax law.  Adoption of the FASB clarification did not have any impact on the Company’s financial statements.
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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2013	2012
Net loss	$(9,514)	$(13,093)
Weighted average number of shares outstanding:
Basic	124,657	124,478
Diluted	124,657	124,478
Loss per share:
Basic	$(0.08)	$(0.11)
Diluted	$(0.08)	$(0.11)
All outstanding stock options and restricted stock units were excluded from the computation of diluted EPS for the three months ended September 30, 2013 and 2012 because the Company recorded a net loss.
3. SHARE-BASED COMPENSATION
2012 Omnibus Long-Term Incentive Plan
Effective in September 2012, the Company adopted the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (the “2012 Omnibus Plan”), which replaced the Education Management Corporation Omnibus Long-Term Incentive Plan (the "2009 Omnibus Plan") that was adopted in April 2009 and became effective upon the completion of the Initial Public Offering. The 2009 Omnibus Plan and the 2006 Stock Option Plan, which it replaced, are now frozen. The 2012 Omnibus Plan may be used to issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. As of September 30, 2013, approximately 3.2 million shares of Common Stock remain reserved for issuance under the 2012 Omnibus Plan.
Share-Based Compensation Activity
The Company recognized $4.2 million and $3.6 million of share-based compensation expense during the quarters ended September 30, 2013 and 2012, respectively. Compensation expense on time-based stock options and restricted stock units will continue to be recognized over the remaining vesting period for each applicable grant.
Performance-based stock options vest upon the greater of the percentage of the Company's common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the "Principal Stockholders") or on certain return on investment hurdles achieved by the Principal Stockholders. As of September 30, 2013, the Company continues to defer the recognition of any expense on its outstanding performance-based stock options until the relevant performance conditions become probable of being met.
There were 226,667 shares of Common Stock issued as a result of stock options exercised during the three months ended September 30, 2013. The table below presents outstanding share units and unrecognized compensation expense, net of expected forfeitures, for each type of award at September 30, 2013. Also presented is the number of stock options that are exercisable as of November 2, 2013 and the amount of restricted stock that vests on November 2, 2013.

	As of September 30, 2013		As of November 2, 2013
	Outstanding (in 000s)	Unrecognized Compensation Expense (in millions)	Exercisable/Released (in 000s)	Weighted Average Exercise Price / Share Price
Time-based stock options	10,400	$22.1	5,000	$3.59
Restricted stock units	2,800	7.4	732	$3.30
Performance-based stock options	1,800	4.1	—	N/A
Total	15,000	$33.6	5,732

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	September 30, 2013	June 30, 2013	September 30, 2012
Leasehold improvements	$572,632	$570,286	$556,902
Technology and other equipment	319,806	324,403	309,989
Furniture and equipment	164,405	163,595	158,800
Software	102,161	98,537	86,876
Library books	44,550	44,248	43,028
Buildings and improvements	25,708	25,566	75,206
Land	5,496	5,495	16,725
Construction in progress	23,262	19,601	17,985
Total	1,258,020	1,251,731	1,265,511
Less accumulated depreciation and amortization	(754,670)	(726,106)	(639,174)
Property and equipment, net	$503,350	$525,625	$626,337
Depreciation and amortization expense related to property and equipment was $37.1 million and $42.6 million, respectively, for the three months ended September 30, 2013 and 2012. Included in these amounts is $4.3 million and $8.5 million of amortization expense on software assets, respectively. Amortization expense on software assets for the three months ended September 30, 2012 included $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life.
During the fiscal year ended June 30, 2013, the Company completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over initial lease terms ranging from three to 15 years. The Company classified these leases as operating and considers them normal leasebacks with no other continuing involvement.

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
In connection with the Transaction, the Company recorded approximately $2.6 billion of goodwill, which was allocated to its four reporting units: The Art Institutes, Argosy University, Brown Mackie Colleges and South University. On April 1 of each fiscal year, the Company formally evaluates the carrying amount of goodwill for each of its reporting units. In addition, the Company also performs an evaluation on an interim basis if it determines that recent events or prevailing conditions indicate a potential impairment of goodwill. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, overall financial performance such as adverse changes in recent forecasts of operating results, industry and market considerations, the Company's market capitalization, updated business plans and regulatory and legal developments. There were no interim impairment indicators in the current quarter; therefore, the Company concluded that it was more-likely-than-not that the fair value of each reporting unit with a goodwill balance exceeded its respective carrying value at September 30, 2013.
A roll forward of the Company's consolidated goodwill balance from June 30, 2012 to June 30, 2013 is as follows (in thousands):

	June 30, 2012	Impairment Charge	June 30, 2013
The Art Institutes	$861,619	$(294,460)	$567,159
Argosy University	63,445	—	63,445
South University	38,486	—	38,486
Total goodwill	$963,550	$(294,460)	$669,090
The goodwill balance attributed to the Brown Mackie Colleges reporting unit was fully written off in connection with impairment charges incurred in fiscal 2012. The Company's goodwill balance did not change between June 30, 2013 and September 30, 2013.

Intangible Assets
The Company also evaluates indefinite-lived intangible assets annually on April 1 for impairment and on an interim basis if it determines that recent events or prevailing conditions indicate these assets could be potentially impaired. The Company concluded that it was more-likely-than-not that the fair value of its indefinite-lived intangible assets exceeded their respective carrying values at September 30, 2013 as there were no interim impairment indicators noted in the current quarter. Intangible assets other than goodwill consisted of the following amounts (in thousands):

	September 30, 2013		June 30, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
The Art Institutes trade name	$190,000	$—	$190,000	$—	$218,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	95,862	—	95,862	—
Curriculum and programs	44,069	(32,831)	43,575	(32,596)	39,845	(29,412)
Student contracts, applications and relationships	39,511	(37,659)	39,511	(37,381)	39,511	(36,548)
Favorable leases and other	19,418	(18,229)	19,424	(17,960)	19,441	(17,041)
Total intangible assets	$388,860	$(88,719)	$388,372	$(87,937)	$412,659	$(83,001)
Trade names are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes.  State licenses and accreditations of the Company’s schools, as well as their eligibility for Title IV program participation, are periodically renewed in cycles ranging from every one to up to every ten years depending upon government and accreditation regulations. Because the Company considers these renewal processes to be a routine aspect of the overall business, these assets are assigned indefinite lives.
Amortization of intangible assets was approximately $1.5 million for each of the three months ended September 30, 2013 and 2012. Total estimated amortization of the Company’s intangible assets for each of the fiscal years ending June 30, 2014 through 2018 is as follows at September 30, 2013 (in thousands):

Fiscal years	Amortization Expense
2014 (remainder)	$5,175
2015	5,152
2016	3,796
2017	105
2018	51

6.	STUDENT RECEIVABLES
The Company records student receivables at cost less an estimated allowance for doubtful accounts, which is determined on a monthly basis based on the likelihood of collection considering students' historical payment experience based on their enrollment status. For example, receivables from students who are out-of-school are reserved for at a higher rate than the receivables from students that are in-school. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are reserved for at a high rate and are written off after collection attempts have been unsuccessful.
Student receivables include $42.7 million (net of $28.3 million allowance), $24.3 million (net of $27.9 million allowance), and $17.5 million (net of $23.7 million allowance) recorded in other long-term assets on the accompanying balance sheets at September 30, 2013, June 30, 2013 and September 30, 2012, respectively. These amounts relate to the extension of credit to students for amounts due beyond one year, which helps students fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs, private loans and cash payments. During fiscal 2013, the Company extended the repayment period for financing made available to students from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation. The majority of applicable accounts incur interest charges that accrue each month on unpaid balances except for those accounts that have been placed into collections. The gross current and non-current student receivables by student status were as follows (in thousands):

	September 30, 2013	June 30, 2013	September 30, 2012
In-school	$342,081	$194,062	$222,264
Out-of-school	250,998	239,330	293,053
Gross student receivables	$593,079	$433,392	$515,317

The first day of The Art Institutes' campus-based fall academic term was September 30, 2013 in the current year; typically, the fall term does not begin until October.  Because the academic terms for The Art Institutes usually begin and end within the same fiscal quarter, the early start date resulted in higher in-school student receivables and unearned tuition and lower advance payments on the consolidated balance sheet at September 30, 2013 compared to September 30, 2012 and other reporting periods.  Accordingly, the Company excluded the impact of non-cash accounting transactions related to the September 30, 2013 academic term within the accompanying consolidated statement of cash flows, which had no impact on the Company’s total cash flow from operations for the quarter ended September 30, 2013.

A roll forward of Company's total allowance for doubtful accounts and loan loss reserves from June 30, 2012 to September 30, 2013 is as follows (in thousands):

Balance June 30, 2012	$250,282
Bad debt expense	171,850
Amounts written off	(213,884)
Balance June 30, 2013	208,248
Bad debt expense	45,063
Amounts written off	(36,124)
Balance September 30, 2013	$217,187
The amounts set forth above are recorded within student receivables, net and other long-term assets on the consolidated balance sheets. Recoveries of amounts previously written off were not significant in any period presented.
The Company commenced a new student lending program in fiscal 2013 under which it purchases loans awarded and disbursed to its students from a private lender. The Company has awarded $4.7 million of aid under this program as of September 30, 2013, of which $3.3 million in loans were purchased during the quarter ended September 30, 2013. These loans are recorded in other long-term assets, net of the allowance for loan losses.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	September 30, 2013	June 30, 2013	September 30, 2012
Payroll and related taxes	$44,769	$35,668	$48,731
Advertising	34,498	33,010	25,815
Benefits	13,935	16,235	16,060
Capital expenditures	3,675	4,113	4,254
Interest	289	10,416	11,660
Other	50,189	57,975	47,822
Total accrued liabilities	$147,355	$157,417	$154,342

Over the past several fiscal years, the Company has completed restructuring plans intended to improve operational efficiencies at all of its education systems. The Company recorded a charge of $1.6 million in the quarter ended September 30, 2013 consisting of employee severance charges, primarily at the Argosy University segment and the Company's corporate office. During the quarter ended September 30, 2012, the Company recorded a $9.1 million charge, of which $7.5 million related to employee severance costs, primarily at The Art Institutes segment, and $1.6 million related to a lease abandonment charge at one of the Company's operations offices. At September 30, 2013, the remaining liability for all restructuring plans was $4.5 million, consisting primarily of employee severance amounts expected to be paid through the end of fiscal 2014 and net rent charges to be paid through the remainder of the terms of the abandoned leases.
In October 2013, the Company implemented another restructuring plan, which impacted The Art Institutes segment and its corporate offices designed to further align costs with student enrollment levels. As a result, the Company expects to recognize up to approximately $10 million of expense in the fiscal quarter ending December 31, 2013.  However, it is possible that the Company will incur additional restructuring expense in excess of this estimate.

8.	SHORT-TERM AND LONG-TERM DEBT
U.S. Department of Education Letters of Credit
The Company had outstanding letters of credit of $353.0 million at September 30, 2013, the largest of which is issued to the U.S. Department of Education, which requires the Company to maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $348.6 million at September 30, 2013, which equals 15 percent of the total Title IV aid received by students that attended the Company’s institutions during the fiscal year ended June 30, 2012.
As of September 30, 2013, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company utilized all $200.0 million of capacity under two cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105 percent collateralization requirement, and $148.6 million of letter of credit capacity under its $328.3 million revolving credit facility, which expires on June 1, 2015. The cash secured letter of credit facilities currently mature on July 8, 2014 or earlier if the existing revolving credit facility is terminated. Any future reduction in the usage of the cash secured letter of credit facilities will reduce the amount of cash that is classified as restricted cash on the consolidated balance sheet.
Short-Term Debt
There were $75.0 million of borrowings outstanding at June 30, 2013 under the $328.3 million revolving credit facility. These borrowings were repaid in full on July 1, 2013. There were no borrowings outstanding under the revolving credit facility at September 30, 2013 and 2012. After adjusting for outstanding letters of credit, which decrease availability under the revolving credit facility, the Company had $175.3 million of additional capacity under the revolving credit facility at September 30, 2013 available for borrowings or issuance of letters of credit.
The interest rate on amounts outstanding under the revolving credit facility at June 30, 2013 was 6.25 percent, which is equal to the prime rate as defined under the credit facility plus a margin of 3.00 percent. The applicable margin for borrowings under the revolving credit facility can change depending on the Company's leverage ratios and credit ratings. Education Management LLC ("EM LLC"), an indirect wholly-owned subsidiary of the Company, is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375 percent and varies based on certain leverage ratios. EM LLC must also pay customary letter of credit fees for outstanding letters of credit under the revolving credit facility. The revolving credit facility is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios, which are described further below.
Long-Term Debt
The Company’s long-term debt consisted of the following amounts (in thousands):

	September 30, 2013	June 30, 2013	September 30, 2012
Senior secured term loan facility, due in June 2016 ("Tranche C-2 Loan")	$734,433	$736,454	$742,518
Senior secured term loan facility, due in March 2018, net of discount of $2,745, $2,898 and $3,355 ("Tranche C-3 Loan")	341,570	342,364	344,750
Senior cash pay/PIK notes due 2018, net of discount of $26,368 and $27,712 ("PIK Notes")	208,658	206,242	—
8.75% senior notes	—	—	375,000
Other	104	180	391
Total long-term debt	1,284,765	1,285,240	1,462,659
Less current portion	(11,977)	(12,076)	(12,076)
Total long-term debt, less current portion	$1,272,788	$1,273,164	$1,450,583
Cash interest on the PIK Notes accrues at the rate of 15.0 percent per annum and is payable semi-annually on March 30 and September 30. For any interest period after March 30, 2014 up to and including July 1, 2018, interest in addition to the cash interest payable will be paid by increasing the principal amount of the outstanding PIK Notes (“PIK Interest”). Additionally, the PIK Notes are required to be paid at a premium of 13.0 percent at their contractual maturity, which is being treated as an original issuance discount for accounting purposes. Including PIK Interest and the original issuance discount, the annual effective interest rate on the Senior Notes is 19.8 percent. The Tranche C-3 Loan bears interest at a rate equal to the greater of three-month LIBOR or 1.25 percent, plus a margin of 7.0 percent, or 8.25 percent at September 30, 2013, June 30, 2013 and September 30, 2012.  The Tranche C-2 Loan bears interest at a rate equal to three-month LIBOR plus a margin of 4.00 percent, or 4.25 percent, 4.31 percent and 4.38 percent at September 30, 2013, June 30, 2013 and September 30, 2012, respectively.
The indenture and credit agreement governing the senior secured credit facilities and PIK Notes, respectively, contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities on a quarterly basis. EM LLC met the requirements of these two financial covenants for the twelve month period ended September 30, 2013.

9.	DERIVATIVE INSTRUMENTS
The Company has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. The Company currently holds two interest rate swap agreements, one of which was entered into with an affiliate of one of the Sponsors, that are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26 percent through June 1, 2015. Because both interest rate swaps are deemed to be highly effective for accounting purposes, they qualify for cash flow hedge accounting treatment and changes in their fair values are recorded in other comprehensive income or loss. The Company uses Level Two inputs to value its interest rate swaps as defined in Note 10, "Fair Value of Financial Instruments," which includes obtaining quotes from counter-parties that are based on LIBOR forward curves and assessing non-performance risk based upon published market data.
At September 30, 2013, there was a cumulative unrealized loss of $11.6 million, net of tax, related to the Company's interest rate swaps included in accumulated other comprehensive loss on the accompanying consolidated balance sheet. The loss would be recognized in the consolidated statement of operations immediately if the interest rate swaps ever failed to meet certain cash flow hedge requirements. The fair values of the interest rate swap liabilities were $18.5 million, $20.2 million and $30.6 million at September 30, 2013, June 30, 2013 and September 30, 2012, respectively, and were recorded in other long-term liabilities on the accompanying consolidated balance sheets. Over the next twelve months, the Company estimates that approximately $7.9 million, net of tax, will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at September 30, 2013.

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
The following table presents the carrying amounts and fair values of the interest rate swap liabilities, which are measured at fair value on a recurring basis based on the framework described in Note 9, "Derivative Instruments," and the fair values of the Company's debt, which is recorded at carrying value (in thousands):

	September 30, 2013			June 30, 2013			September 30, 2012
	Carrying Value	Level Two	Level Three	Carrying Value	Level Two	Level Three	Carrying Value	Level One	Level Two
Recurring:
Interest rate swap liabilities	$18,467	$18,467	$—	$20,232	$20,232	—	$30,557	$—	$30,557
Disclosure only:
Variable rate debt	1,076,003	1,026,579	—	1,078,818	962,134	—	1,087,268	—	928,421
Fixed rate debt	208,762	—	221,801	206,422	—	206,422	375,391	296,641	—
The fair value of the Company’s variable rate debt was based on each instrument’s trading value at the dates presented. The fixed rate debt at September 30, 2012 reflects the Company's 8.75% senior notes that were retired in connection with a refinancing transaction described in Part II, Item 8 "Financial Statements and Supplementary Data," Note 8, "Short-Term and Long-Term Debt" of the June 30, 2013 Annual Report on Form 10-K. The fixed rate debt at September 30, 2013 and June 30, 2013 reflects the Company's PIK Notes that were issued in connection with this refinancing transaction. There is currently no observable trading for the Company's PIK Notes; therefore, the fair value of the fixed rate PIK Notes was estimated using the performance of the Company's other debt while also considering current market conditions. Student accounts receivable, notes receivable and the revolving credit facility have fair values that approximate their carrying values. The fair value of the private loans the Company purchased from a private lender as described in Note 6, "Student Receivables," also approximates carrying value, which the Company has estimated in its allowance for loan losses.

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
The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering the relative impact of all available evidence, both positive and negative, to determine whether, based upon the weight of that evidence a valuation allowance is needed. This evaluation requires the use of considerable judgment and estimates that are subject to change. Excluding deferred tax liabilities related to indefinite-lived intangible assets, which are not scheduled to reverse, the Company is in a net deferred tax asset position at September 30, 2013.
The Company incurred cumulative losses before taxes in the three most recent fiscal years ended June 30, 2013 due to long-lived asset impairment charges recorded in fiscal 2013 and 2012, most of which was not deductible. Absent these impairment charges, the Company would have recorded pre-tax earnings in fiscal 2013 and 2012. Management considered the cumulative loss for book purposes and concluded that it was more-likely-than-not that the Company's deferred tax assets would be realized except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data," Note 11, "Income Taxes" of the June 30, 2013 Annual Report on Form 10-K with respect to certain state deferred tax assets.
The Company's effective tax rate was a benefit of 52.3 percent and 40.0 percent for the three months ended September 30, 2013 and 2012, respectively. The current fiscal quarter reflects a deferred tax benefit of approximately $3.2 million recorded as a discrete item resulting from the July 2013 enactment of Pennsylvania House Bill No. 465, which, among other things, changes how revenues from the sale of services are taxed in Pennsylvania. The effective tax rate differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and the accounting related to uncertain tax positions. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2013.
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
The case, which is pending in federal district court in the Western District of Pennsylvania, relates to whether the Company's compensation plans for admission representatives violated the Higher Education Act of 1965, as amended ("HEA"), and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at EDMC Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company's schools received over $11 billion in funds from participation in Title IV programs and state financial aid programs during the period of alleged wrongdoing.
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
Sobek v. Education Management Corporation. On March 13, 2012, a qui tam action captioned United States of America, ex rel. Jason Sobek v. Education Management Corporation, et al. filed under the federal False Claims Act on January 28, 2010 was unsealed after the U.S. Department of Justice declined to intervene in the case. The case, which is pending in the federal district court in the Western District of Pennsylvania, alleges that the defendants violated the U.S. Department of Education's regulation prohibiting institutions from making substantial misrepresentations to prospective students, did not adequately track student academic progress and violated the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The complaint was filed by a former project associate director of admissions at EDMC Online Higher Education who worked for South University and asserts the relator is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company's institutions were ineligible to participate in Title IV programs during the period of alleged wrongdoing.
In August 2013, the parties to the action, along with the U.S. Department of Justice, participated in a private mediation in which the relator and defendants reached an agreement in principle regarding the financial terms of a potential settlement. The agreement between the parties remains subject to approval by the U.S. Department of Justice. Significant terms remain to be negotiated, and there is no certainty that a final agreement will be reached. The settlement amount agreed to by the parties under the terms of the agreement in principle would be paid by the Company's insurer and the Company would pay an immaterial amount of attorneys' fees incurred by the relator. The ultimate dismissal of the action, should a final settlement be reached, is subject to the Court's approval.
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
The Company and the director defendants filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. On July 16, 2013, the Court dismissed the claims that the Company engaged in improper recruiting tactics and mismanaged the Company's financial well-being with prejudice and found that the Special Litigation Committee could conduct a supplemental investigation of the plaintiff's claims related to incentive compensation paid to admissions representatives and graduate placement statistics. The Special Litigation Committee filed a supplemental report on October 15, 2013, finding no support for the incentive compensation and graduate placement statistic claims. The Court tentatively set argument on the defendants' supplemental motion to dismiss the case for December 3, 2013.

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
Other Matters
The Company is a defendant in certain other legal proceedings arising out of the conduct of its business. Additionally, the Company is subject to compliance reviews by various state and federal agencies which provide student financial aid programs, with respect to which noncompliance may result in liability for educational benefits paid as well as fines and other corrective action. In the opinion of management, based upon an investigation of these matters and discussion with legal counsel, the ultimate outcome of such other legal proceedings and compliance reviews, individually and in the aggregate, is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
13. GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The PIK Notes described in Note 8, "Short-Term and Long-Term Debt," are fully and unconditionally guaranteed by EDMC and all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school, or has been formed for such purposes, and subsidiaries that have no material assets (collectively, the “Guarantor Subsidiaries”). All other subsidiaries of EM LLC, either direct or indirect, (the “Non-Guarantor Subsidiaries”) do not guarantee the PIK Notes.
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of September 30, 2013, June 30, 2013 and September 30, 2012. The results of operations and comprehensive income (loss) and the condensed statements of cash flows for the three months ended September 30, 2013 and 2012 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$153,744	$130	$5,120	$—	$158,994	$4,313	$—	$163,307
Restricted cash	48,197	—	224,840	—	273,037	—	—	273,037
Student and other receivables, net	(176)	(13)	404,934	—	404,745	—	—	404,745
Other current assets	29,971	525	110,400	—	140,896	—	—	140,896
Total current assets	231,736	642	745,294	—	977,672	4,313	—	981,985
Property and equipment, net	62,153	5,861	435,336	—	503,350	—	—	503,350
Inter-company balances	412,738	(30,021)	(552,298)	—	(169,581)	169,581	—	—
Other long-term assets	3,653	—	63,410	—	67,063	—	—	67,063
Investment in subsidiaries	750,950	—	—	(750,950)	—	73,474	(73,474)	—
Intangible assets, net	1,038	25	299,078	—	300,141	—	—	300,141
Goodwill	7,328	—	661,762	—	669,090	—	—	669,090
Total assets	$1,469,596	$(23,493)	$1,652,582	$(750,950)	$2,347,735	$247,368	$(73,474)	$2,521,629
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,875	$—	$102	$—	$11,977	$—	$—	$11,977
Other current liabilities	70,144	3,717	616,943	—	690,804	—	—	690,804
Total current liabilities	82,019	3,717	617,045	—	702,781	—	—	702,781
Long-term debt, less current portion	1,272,788	—	—	—	1,272,788	—	—	1,272,788
Other long-term liabilities	39,083	216	189,357	—	228,656	—	—	228,656
Deferred income taxes	2,233	399	67,404	—	70,036	383	—	70,419
Total liabilities	1,396,123	4,332	873,806	—	2,274,261	383	—	2,274,644
Total shareholders’ equity (deficit)	73,473	(27,825)	778,776	(750,950)	73,474	246,985	(73,474)	246,985
Total liabilities and shareholders’ equity (deficit)	$1,469,596	$(23,493)	$1,652,582	$(750,950)	$2,347,735	$247,368	$(73,474)	$2,521,629

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(10,777)	$139	$141,110	$—	$130,472	$223	$—	$130,695
Restricted cash	46,982	—	224,358	—	271,340	—	—	271,340
Student and other receivables, net	134	253	238,565	—	238,952	1	—	238,953
Other current assets	27,488	570	102,573	—	130,631	—	—	130,631
Total current assets	63,827	962	706,606	—	771,395	224	—	771,619
Property and equipment, net	65,018	5,984	454,623	—	525,625	—	—	525,625
Inter-company balances	653,504	(31,016)	(791,213)	—	(168,725)	168,725	—	—
Other long-term assets	5,059	—	43,465	—	48,524	—	—	48,524
Investment in subsidiaries	741,069	—	—	(741,069)	—	81,532	(81,532)	—
Intangible assets, net	1,101	28	299,306	—	300,435	—	—	300,435
Goodwill	7,328	—	661,762	—	669,090	—	—	669,090
Total assets	$1,536,906	$(24,042)	$1,374,549	$(741,069)	$2,146,344	$250,481	$(81,532)	$2,315,293
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$86,850	$—	$226	$—	$87,076	$—	$—	$87,076
Other current liabilities	51,558	3,018	344,397	—	398,973	49	—	399,022
Total current liabilities	138,408	3,018	344,623	—	486,049	49	—	486,098
Long-term debt, less current portion	1,273,214	—	—	—	1,273,214	(50)	—	1,273,164
Other long-term liabilities	41,519	248	193,849	—	235,616	—	—	235,616
Deferred income taxes	2,233	399	67,301	—	69,933	383	—	70,316
Total liabilities	1,455,374	3,665	605,773	—	2,064,812	382	—	2,065,194
Total shareholders’ equity (deficit)	81,532	(27,707)	768,776	(741,069)	81,532	250,099	(81,532)	250,099
Total liabilities and shareholders’ equity (deficit)	$1,536,906	$(24,042)	$1,374,549	$(741,069)	$2,146,344	$250,481	$(81,532)	$2,315,293

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$152,499	$148	$6,106	$—	$158,753	$53,203	$—	$211,956
Restricted cash	42,763	—	234,613	—	277,376	—	—	277,376
Student and other receivables, net	199	(681)	266,112	—	265,630	3	—	265,633
Other current assets	36,970	798	131,586	—	169,354	—	—	169,354
Total current assets	232,431	265	638,417	—	871,113	53,206	—	924,319
Property and equipment, net	66,174	7,541	552,622	—	626,337	—	—	626,337
Inter-company balances	722,172	(29,017)	(795,285)	—	(102,130)	102,130	—	—
Other long-term assets	16,219	791	35,611	—	52,621	—	—	52,621
Investment in subsidiaries	852,712	—	—	(852,712)	—	331,386	(331,386)	—
Intangible assets, net	1,914	36	327,708	—	329,658	—	—	329,658
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Total assets	$1,898,950	$(20,384)	$1,715,295	$(852,712)	$2,741,149	$486,722	$(331,386)	$2,896,485
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	48,773	3,686	539,610	—	592,069	(1)	—	592,068
Total current liabilities	60,623	3,686	539,836	—	604,145	(1)	—	604,144
Long-term debt, less current portion	1,450,418	—	165	—	1,450,583	—	—	1,450,583
Other long-term liabilities	54,993	345	189,540	—	244,878	—	—	244,878
Deferred income taxes	1,530	515	108,112	—	110,157	(104)	—	110,053
Total liabilities	1,567,564	4,546	837,653	—	2,409,763	(105)	—	2,409,658
Total shareholders’ equity (deficit)	331,386	(24,930)	877,642	(852,712)	331,386	486,827	(331,386)	486,827
Total liabilities and shareholders’ equity (deficit)	$1,898,950	$(20,384)	$1,715,295	$(852,712)	$2,741,149	$486,722	$(331,386)	$2,896,485

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$2,217	$578,163	$—	$580,380	$—	$—	$580,380
Costs and expenses:
Educational services	21,377	2,812	330,753	—	354,942	2,746	—	357,688
General and administrative	(18,847)	(497)	194,259	—	174,915	(2,746)	—	172,169
Depreciation and amortization	6,939	150	31,516	—	38,605	—	—	38,605
Total costs and expenses	9,469	2,465	556,528	—	568,462	—	—	568,462
Income (loss) before interest and income taxes	(9,469)	(248)	21,635	—	11,918	—	—	11,918
Interest expense (income), net	31,922	—	(55)	—	31,867	(1)	—	31,866
Equity in subsidiaries	10,227	—	—	(10,227)	—	(9,515)	9,515	—
(Loss) Income before income taxes	(31,164)	(248)	21,690	(10,227)	(19,949)	(9,514)	9,515	(19,948)
Income tax expense (benefit)	(21,649)	(130)	11,345	—	(10,434)	—	—	(10,434)
Net (loss) income	$(9,515)	$(118)	$10,345	$(10,227)	$(9,515)	$(9,514)	$9,515	$(9,514)

Net change in unrecognized loss on interest rate swaps, net of tax	$1,110	$—	$—	$—	$1,110	$1,110	$(1,110)	$1,110
Foreign currency translation gain	346	—	346	(346)	346	346	(346)	346
Other comprehensive income	1,456	—	346	(346)	1,456	1,456	(1,456)	1,456
Comprehensive (loss) income	$(8,059)	$(118)	$10,691	$(10,573)	$(8,059)	$(8,058)	$8,059	$(8,058)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$2,421	$607,143	$—	$609,564	$—	$—	$609,564
Costs and expenses:
Educational services	34,800	2,645	343,851	—	381,296	—	—	381,296
General and administrative	(11,578)	(3,339)	189,409	—	174,492	—	—	174,492
Depreciation and amortization	11,598	151	32,396	—	44,145	—	—	44,145
Total costs and expenses	34,820	(543)	565,656	—	599,933	—	—	599,933
Loss before interest and income taxes	(34,820)	2,964	41,487	—	9,631	—	—	9,631
Interest expense (income), net	30,859	—	599	—	31,458	(6)	—	31,452
Equity in subsidiaries	26,317	—	—	(26,317)	—	13,099	(13,099)	—
(Loss) Income before income taxes	(39,362)	2,964	40,888	26,317	(21,827)	13,105	13,099	(21,821)
Income tax (benefit) expense	(26,263)	1,185	16,350	—	(8,728)	—	—	(8,728)
Net (loss) income	$(13,099)	$1,779	$24,538	$26,317	$(13,099)	$13,105	$13,099	$(13,093)

Net change in unrecognized loss on interest rate swaps, net of tax	$(414)	$—	$—	$—	$(414)	$(414)	$414	$(414)
Foreign currency translation gain	157	—	157	(157)	157	157	(157)	157
Other comprehensive (loss) income	(257)	—	157	(157)	(257)	(257)	257	(257)
Comprehensive (loss) income	$(13,356)	$1,779	$24,695	$26,160	$(13,356)	$12,848	$13,356	$(13,350)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(2,593)	$1,038	$127,672	$126,117	$1,090	$127,207
Cash flows from investing activities:
Expenditures for long-lived assets	(2,140)	(202)	(14,990)	(17,332)	—	(17,332)
Other investing activities	—	—	(73)	(73)	—	(73)
Net cash flows used in investing activities	(2,140)	(202)	(15,063)	(17,405)	—	(17,405)
Cash flows from financing activities:
Net repayments of debt and other	(77,149)	—	(124)	(77,273)	—	(77,273)
Inter-company transactions	246,403	(845)	(248,558)	(3,000)	3,000	—
Net cash flows provided by (used in) financing activities	169,254	(845)	(248,682)	(80,273)	3,000	(77,273)
Effect of exchange rate changes on cash and cash equivalents	—	—	83	83	—	83
Increase (decrease) in cash and cash equivalents	164,521	(9)	(135,990)	28,522	4,090	32,612
Beginning cash and cash equivalents	(10,777)	139	141,110	130,472	223	130,695
Ending cash and cash equivalents	$153,744	$130	$5,120	$158,994	$4,313	$163,307

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(51,934)	$(2,629)	$211,136	$156,573	$4	$156,577
Cash flows from investing activities
Expenditures for long-lived assets	(2,170)	(248)	(18,123)	(20,541)	—	(20,541)
Other investing activities	(375)	—	(827)	(1,202)	—	(1,202)
Net cash flows used in investing activities	(2,545)	(248)	(18,950)	(21,743)	—	(21,743)
Cash flows from financing activities
Net repayments of debt	(114,116)	—	(69)	(114,185)	—	(114,185)
Inter-company transactions	347,343	2,927	(400,270)	(50,000)	50,000	—
Net cash flows provided by (used in) financing activities	233,227	2,927	(400,339)	(164,185)	50,000	(114,185)
Effect of exchange rate changes on cash and cash equivalents	—	—	299	299	—	299
Increase (decrease) in cash and cash equivalents	178,748	50	(207,854)	(29,056)	50,004	20,948
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$152,499	$148	$6,106	$158,753	$53,203	$211,956

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
During fiscal 2013, the Company created "The Center", which provides support services to its four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for students and employees, and remote student advising services. Effective July 1, 2013, The Center allocates costs to each reportable segment based primarily on the level of transaction volume. In the prior fiscal year, similar costs were allocated to each reportable segment based primarily on net revenues. To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the first quarter of fiscal 2013 reflecting the allocation of corporate costs using the fiscal 2014 methodology. This change had no impact to consolidated EBITDA excluding certain expenses that was previously reported in fiscal 2013.
Earnings before interest, income taxes, depreciation and amortization ("EBITDA") excluding certain expenses is the measure used by the chief operating decision maker to evaluate segment performance and allocate resources. It is defined as net income before interest, income taxes, depreciation and amortization and certain expenses presented in the table below. EBITDA excluding certain expenses is not a recognized term under generally accepted accounting principles ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, this presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. A reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated loss before income taxes along with other summary financial information by reportable segment is presented below (in thousands):

	For the Three Months Ended September 30,
	2013	2012
Net revenues:
The Art Institutes	$356,516	$380,139
Argosy University	83,148	81,920
Brown Mackie Colleges	70,186	73,972
South University	70,530	73,533
Total EDMC	$580,380	$609,564

EBITDA excluding certain expenses:
The Art Institutes	$59,097	$69,419
Argosy University	3,385	170
Brown Mackie Colleges	6,284	9,206
South University	5,392	7,232
Corporate and other	(21,990)	(23,106)
Total EDMC	52,168	62,921

Reconciliation to consolidated loss before income taxes:
Restructuring (*)	1,645	9,145
Depreciation and amortization	38,605	44,145
Net interest expense	31,866	31,452
Loss before income taxes	$(19,948)	$(21,821)

(*) Refer to Note 7, "Accrued Liabilities," for more information on these charges.

Total assets of each reportable segment were as follows (in thousands):

Assets: (+)	September 30, 2013	June 30, 2013	September 30, 2012
The Art Institutes	$1,574,970	$1,438,028	$1,782,746
Argosy University	244,516	257,608	293,231
Brown Mackie Colleges	203,325	231,225	197,664
South University	206,496	226,041	250,315
Corporate and other	292,322	162,391	372,529
Total EDMC	$2,521,629	$2,315,293	$2,896,485

(+) Excludes inter-company activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks to our business:
New regulations may have a significant impact on our business.
Our business is highly regulated and there has been an increased focus on regulations designed to address the rising costs of post-secondary education in order to make higher education more affordable. President Obama recently announced a plan to measure performance by post-secondary institutions through a new ratings system designed to provide students and their families with information to select schools which provide the best value. The President's plan would permit Congress to tie federal student aid to performance by post-secondary institutions to allow students to maximize their federal aid at institutions which provide the best value. Additionally, the U.S. Department of Education has announced new proposed rulemaking topics, including a negotiated rulemaking panel which will address the appropriateness of adopting standards for measuring whether programs offered by proprietary institutions such as ours lead to “gainful employment” in a recognized occupation. Under the Higher Education Act of 1965, as amended ("HEA"), with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.” The U.S. Department of Education previously adopted regulations that were scheduled to become effective as of July 1, 2012 and that would have for the first time set forth standards for measuring whether programs lead to gainful employment in a recognized occupation. These regulations, which were vacated by a federal court decision, would have established three annual metrics related to student loan borrowing which would have imposed certain restrictions on programs up to and including the prohibition on participation in Title IV financial aid programs in the event that the metrics were not satisfied over a period of time. Draft regulatory language posted by the U. S. Department of Education on August 30, 2013 takes a similar approach to determining program eligibility as the vacated 2011 regulations except that one of the three program eligibility tests has been eliminated. The draft regulatory language includes a number of modifications to the provisions of the vacated regulation and some additional provisions, with many of these changes being more restrictive than the terms of the regulation proposed in 2011. The second gainful employment negotiated rulemaking session was scheduled to be held in October 2013 but, due to the government shutdown, has been rescheduled to take place November 18-20, 2013. If implemented as proposed, the regulatory language would have a material adverse impact on our business. Further, the HEA is scheduled for reauthorization in 2014 and the reauthorization process may result in significant changes to the post-secondary education industry. Among other things, there have been proposals in Congress to amend the 90/10 rule in connection with the reauthorization of the HEA to prohibit proprietary institutions from receiving more than 85 percent of their revenues from federal funds, including veterans benefits and Department of Defense tuition assistance. Any revisions to the HEA, the regulations adopted by the U.S. Department of Education, or the 90/10 rule could have a material adverse impact on our business. Finally, an amendment to the U. S. Telephone Consumer Protection Act of 1991 became effective on October 16, 2013 which, among other things, requires specific prior written consent from consumers in order to place telemarketing calls to wireless phones using an automatic telephone dialing system. We cannot estimate the impact of this new regulation, including any compliance costs, on our business, which uses telephonic communications with prospective students.
We have increased our focus on student affordability, which can have a negative impact on our net revenues.
In the past, we and other providers of a post-secondary education were able to pass along the rising cost of providing quality education through increases in tuition charged to students. As a result, the cost of a post-secondary degree increased substantially while incomes earned by families stagnated due to a weak economy. In order to make our programs more attractive to prospective students, we have introduced a number of initiatives to limit or decrease the cost of obtaining a degree from our institutions, including freezing tuition at The Art Institutes through 2015 for students who enrolled by October 2013, decreasing the number of credit hours necessary to complete certain programs, reducing certain fees and other charges, and substantially increasing the availability of scholarships to students. Due to this focus on decreasing the cost of education at our schools, we estimate that the average debt incurred by students graduating from the Art Institutes has decreased by approximately 15 percent since 2010. We believe that our limited ability to increase tuition will continue for the foreseeable future.
We have adopted a number of initiatives to make our business more efficient and will continue to do so in the future.
Our focus on limiting or decreasing the cost of an education for our students has led us to adopt a number of measures designed to make our business more efficient. Primarily through process efficiencies and productivity improvements, we are targeting cost savings of $75 million to $100 million during fiscal 2014 as compared to fiscal 2013. For example, during fiscal 2013, we created The Center, which provides support services to our four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for our students and employees, and remote student advising services. Some of these projected savings will offset cost increases in other areas of our business we expect to incur during fiscal 2014. We believe that these affordability efforts contribute significantly to our core mission of educating students.
Changes in the availability of PLUS program loans contributed to a reduction in student enrollment and net revenues at The Art Institutes during fiscal 2013 and are likely to adversely impact new students in fiscal 2014 and beyond.
Approximately 50 percent of the campus-based students attending The Art Institutes education system are considered dependents for Title IV program purposes.  These traditional-age students often receive financial support from their parents to help pay for their education.  As part of this support, parents often participate in the PLUS program, which allows parents of a dependent student to borrow an amount not to exceed the difference between the total cost of that student's education and other aid to which that student is entitled.  During fiscal 2012, the U.S. Department of Education implemented more stringent underwriting criteria for PLUS program loans, which resulted in a decrease in the percentage of our net revenues we received from PLUS loans from 12.4 percent in fiscal 2012 to 8.3 percent in fiscal 2013. Total new students at The Art Institutes decreased approximately 12.8 percent in fiscal 2013 as compared to fiscal 2012, which we believe was due in part to the decrease in PLUS loan availability.
We have undertaken a number of actions to address this issue including, among other measures, expanding our scholarship programs at The Art Institutes and extending greater amounts of credit to those Art Institute students who are denied PLUS program loans but who still enroll in school. Additionally, we increased the maximum length of payment plans we offer students from 36 months beyond graduation to 42 months beyond graduation effective in October 2012. Further, we commenced a new student lending program under which we purchase loans awarded and disbursed to our students from a private lender during the fourth quarter of fiscal 2013. All of these initiatives have negatively impacted our liquidity. The changes we have made to payment plans and the new student lending program have resulted in higher long-term student receivable balances, which approximated $71.0 million at September 30, 2013 and $41.2 million at September 30, 2012, and higher bad debt expense as a percentage of net revenues compared to prior periods. Bad debt expense was 7.8 percent and 8.0 percent of net revenues during the quarters ended September 30, 2013 and 2012, respectively, and 6.9 percent and 5.9 percent during the fiscal years ended June 30, 2013 and 2012.
Investigations of proprietary education institutions, adverse publicity, and outstanding litigation have adversely impacted our operating results and student enrollment.
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
Due to the effects of the current economic climate many prospective students are unable to make cash payments towards their education. Recently, there has been a significant amount of negative publicity surrounding the incurrence of excessive debt to pay for a post-secondary education. On July 19, 2012, the CFPB and the U.S. Department of Education issued a report describing what they characterized as risky practices in the private student loan market over the past ten years, among other things. According to the CFPB's estimates, outstanding student loan debt in the United States exceeded $1 trillion in 2011, consisting of $864 billion of federal student debt and $150 billion of private student loan debt. A number of media outlets have published stories linking student loan indebtedness to the recent mortgage loan crisis. We believe that the negative publicity surrounding student indebtedness, together with the inability of students to pay cash for their education and the effect of a stagnant economy and challenged employment prospects, have led to a reluctance in a number of prospective students to enroll in our schools.
The education industry is rapidly evolving and highly competitive.
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability, and other factors that challenge many of the core principles underlying the industry. Related to this, a substantial proportion of traditional colleges and universities and community colleges now offer some form of distance learning or online education programs, including programs geared towards the needs of working learners. As a result, we face increased competition for students, including from colleges with well-established brand names. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. These include massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, which some educational institutions are now accepting for credit. Further, according to information published by the National Student Clearinghouse, enrollment in post-secondary institutions decreased by 2.3 percent from the Spring of 2012 to the Spring of 2013, and enrollment in four-year proprietary institutions decreased by 8.7 percent during the same time period. We must adapt our business to meet these rapidly evolving developments. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at an attractive price.
Our business is highly leveraged, which requires us to use cash from operations to repay indebtedness and subjects us to market conditions to refinance debt.
At September 30, 2013, we had $1.28 billion of indebtedness outstanding. The terms of our debt agreements restrict us from certain activities such as incurring additional indebtedness and require us to comply with several financial ratios, which has become more difficult to do as a result of our weaker financial results in recent periods. We refinanced and repaid $375.0 million of 8.75 percent senior notes due June 1, 2014 and issued $203.0 million of senior notes, which are due on July 1, 2018. We are also required to post a letter of credit with the U.S. Department of Education due to our failure to meet certain financial responsibility standards. This letter of credit is currently set at 15 percent of the Title IV program funds received by students at our institutions during fiscal 2012 and equaled $348.6 million at September 30, 2013. Our significant indebtedness requires us to use a substantial portion of cash flows from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flows to fund our operations and invest further in our business. The factors described above, which have adversely impacted our business, have also made it more difficult to refinance our indebtedness due to investor uncertainty about our results from operations. We also are subject to market factors in connection with our efforts to refinance our indebtedness, including our revolving credit facility which expires in 2015 and a portion of our term loan which is due in 2016. We may not be able to obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. To the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt.
Federal government shut down.
On October 1, 2013, the U.S. Departments of Education and Veterans Affairs began operating on a limited basis due to the partial federal government shutdown. The contingency plans for the U.S. Department of Education provided that Pell Grant and Direct Student Loan programs under Title IV of the Higher Education Act, which are funded through mandatory and carryover appropriations, would continue to operate as normal for the foreseeable future, and that the U.S. Department of Veterans Affairs benefits would be paid until current funds were exhausted. The government shutdown ceased on October 17, 2013 when President Obama signed legislation to fund federal government agencies until January 15, 2014, and to raise the federal debt ceiling through February 7, 2014, and the Departments have resumed normal activity. We are unable to anticipate whether a subsequent shutdown will occur in the future, the nature and scope of any related contingency plan, or the likelihood of another agreement to raise the debt ceiling, the occurrence or non-occurrence of each of which could negatively impact our revenues and adversely affect our business, results of operation, financial condition, and cash flows.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2013	2012
Net revenues	100.0%	100.0%
Costs and expenses:
Educational services	61.6%	62.6%
General and administrative	29.6%	28.6%
Depreciation and amortization	6.7%	7.2%
Total costs and expenses	97.9%	98.4%
Income before interest and taxes	2.1%	1.6%
Interest expense, net	5.5%	5.2%
Loss before income taxes	(3.4)%	(3.6)%
Income tax benefit	(1.8)%	(1.4)%
Net loss	(1.6)%	(2.2)%
Three Months Ended September 30, 2013 (current quarter) compared to the Three Months Ended September 30, 2012 (prior year quarter)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
The largest component of our net revenues is tuition collected from our students, which is presented in our statements of operations after deducting refunds, scholarships and other adjustments. The majority of our net revenues comes from various government-sponsored student finance programs, and the amount of tuition revenue received from students varies based on our average enrolled student body, the average tuition charge per credit hour and average credit hours taken per student. Factors affecting our average enrolled student body include new students, students who withdraw and then return to school after withdrawal, student persistence, and graduates. These factors are impacted by the number of individuals seeking post-secondary education, the attractiveness of our program offerings, the quality of the student experience, the length of the education programs and our overall educational reputation. In addition to tuition and fees, net revenues consist of sales of related study materials, student housing fees, bookstore sales, restaurant sales in connection with culinary programs and workshop fees, all of which are largely a function of average enrolled student body.
Net revenues decreased 4.8 percent to $580.4 million in the current quarter compared to $609.6 million in the prior year quarter. The decrease in net revenues was due primarily to an 8.5 percent decrease in average enrolled student body to 117,720 students compared to the prior year quarter as well as our continued efforts to improve the affordability of the education we provide by awarding more scholarships to our students compared to the prior year quarter. Partially offsetting the decrease in net revenues were additional revenue days and higher average registered credits per student in the current quarter as compared to the prior year quarter.
Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs. Educational services expense decreased by $23.6 million, or 6.2 percent, to $357.7 million in the current quarter. We recognized $0.8 million and $8.2 million of restructuring expenses in the current quarter and prior year quarter, respectively. After adjusting for these items, educational services expense increased by 28 basis points as a percentage of net revenues compared to the prior year quarter.
Rent expense increased by 67 basis points in the current quarter compared to the prior year quarter due to new leases associated with the five sale-leaseback transactions that were completed with unrelated third parties in the quarter ended December 31, 2012 and the comparative effect of a favorable rent credit at one of our school locations in the prior year quarter.

Outside services costs also increased by 37 basis points compared to the prior year quarter. Additionally, cost of sales related to our bookstores increased by 31 basis points primarily due to the impact of the early Art Institutes' campus-based fall academic term start described below under "Analysis of Operating Results by Reportable Segment."
Partially offsetting the above items was a decrease in employee-related costs as a percentage of net revenues of 101 basis points primarily due to additional revenue recognized during the quarter as a result of the aforementioned early Art Institutes' fall academic term start, which was coupled with a year-over-year reduction in salaries and benefits. Bad debt expense was $45.1 million, or 7.8 percent of net revenues, in the current quarter compared to $48.9 million, or 8.0 percent of net revenues, in the prior year quarter, a decrease of 26 basis points. The remaining net increase of 20 basis points resulted from changes in other costs, none of which was individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal, corporate development and other departments that do not provide direct services to our students. General and administrative expense was $172.2 million in the current quarter, a decrease of 1.3 percent from $174.5 million in the prior year quarter. We recognized approximately $0.8 million and $0.9 million of restructuring expenses in each of the three months ended September 30, 2013 and 2012, respectively. After adjusting for these items, general and administrative expense increased by 106 basis points compared to the prior year quarter.
Marketing and admissions costs were 24.3 percent of net revenues in the current quarter and 23.8 percent of net revenues in the prior year quarter representing an increase of 54 basis points. The overall cost per student start increased slightly as higher advertising costs more than offset increased productivity of our admissions staff. In addition, outside legal and consulting services increased by 65 basis points in the current quarter compared to the prior year quarter due in part to assist future process optimization and centralization efforts to support student affordability. The remaining net decrease of 13 basis points as a percentage of net revenues in the current quarter relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $38.6 million in the current quarter compared to $44.1 million in the prior year quarter, a decrease of 12.5 percent primarily due to accelerated amortization of $4.6 million recorded in the prior year quarter due to a software related asset that no longer had a useful life.
Interest expense, net
Net interest expense was $31.9 million in the current quarter, an increase of $0.4 million, or 1.3 percent, from the prior year quarter. The increase was primarily due to the higher rate on the PIK Notes issued in connection with a debt refinancing in March 2013. Refer to Part II, Item 8 "Financial Statements and Supplementary Data," Note 8, "Short-Term and Long-Term Debt" of the June 30, 2013 Annual Report on Form 10-K for more information on this debt refinancing.
Provision for income taxes
Our effective tax rate was a benefit of 52.3 percent and 40.0 percent for the three months ended September 30, 2013 and 2012, respectively. The current fiscal quarter reflects a deferred tax benefit of approximately $3.2 million recorded as a discrete item resulting from the July 2013 enactment of Pennsylvania House Bill No. 465, which, among other things, changes how revenues from the sale of services are taxed in Pennsylvania. The effective tax rate differed from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, and the accounting related to uncertain tax positions.
As discussed in Item 1, "Financial Statements," Note 11, "Income Taxes," we have evaluated the realizability of our deferred tax assets based upon the weight of all available evidence, both positive and negative, and believe it is more-likely-than-not that we will realize the benefit of our deferred tax assets and, as such, no valuation allowance is required except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data," Note 11, "Income Taxes" of the June 30, 2013 Annual Report on Form 10-K with respect to certain state deferred tax assets.
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
Student information by segment was as follows:

	For the Three Months Ended September 30,
New student enrollment: (1)	2013	2012	% Change
The Art Institutes	15,570	16,930	(8.0)%
Argosy University	5,750	5,890	(2.4)%
Brown Mackie Colleges	4,800	5,040	(4.8)%
South University	4,650	4,910	(5.3)%
Total EDMC	30,770	32,770	(6.1)%

Average enrolled student body: (1) (2)
The Art Institutes	61,210	66,870	(8.5)%
Argosy University	23,200	24,620	(5.8)%
Brown Mackie Colleges	15,950	17,410	(8.4)%
South University	17,360	19,810	(12.4)%
Total EDMC	117,720	128,710	(8.5)%
(1) The data above includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the three month average of the unique students who met attendance requirements within each month of the fiscal quarter.
The measure used by the chief operating decision maker to evaluate segment performance and allocate resources is EBITDA excluding certain expenses, which we define as net income before interest, income taxes, depreciation and amortization and certain other expenses primarily related to restructuring. For additional information on these expenses, refer to Item 1, "Financial Statements," Note 7, "Accrued Liabilities." EBITDA excluding certain expenses is not a recognized term under accounting principles generally accepted in the United States of America ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA excluding certain expenses is helpful in highlighting trends because it excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. See Item 1, “Financial Statements,” Note 14, “Segment Reporting” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated loss before income taxes.

Net revenues and EBITDA excluding certain expenses by segment were as follows (in thousands):

	For the Three Months Ended September 30,
	2013	2012
Net revenues:
The Art Institutes	$356,516	$380,139
Argosy University	83,148	81,920
Brown Mackie Colleges	70,186	73,972
South University	70,530	73,533
Total EDMC	$580,380	$609,564

EBITDA excluding certain expenses: (*)
The Art Institutes	$59,097	$69,419
Argosy University	3,385	170
Brown Mackie Colleges	6,284	9,206
South University	5,392	7,232
Corporate and other	(21,990)	(23,106)
Total EDMC	$52,168	$62,921
(*) EBITDA excluding certain expenses excludes restructuring expenses in the current quarter and prior year quarter. To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the first quarter of fiscal 2013 using the fiscal 2014 methodology to allocate corporate costs. This change had no impact on consolidated EBITDA excluding certain expenses that was previously reported in fiscal 2013. Refer to Item 1, “Financial Statements," Note 14, “Segment Reporting" for more information. Additionally, depreciation and amortization expense is excluded from EBITDA excluding certain expenses, which was as follows (in thousands):

	For the Three Months Ended September 30,
Depreciation and Amortization:	2013	2012
The Art Institutes	$19,922	$19,578
Argosy University	3,856	4,298
Brown Mackie Colleges	5,111	6,175
South University	3,247	3,201
Corporate and other (+)	6,469	10,893
Total EDMC	$38,605	$44,145

(+) Includes a $4.6 million charge in the three months ended September 30, 2012 pertaining to software related assets that no longer had a useful life.

Three Months Ended September 30, 2013 (current quarter) Compared with the Three Months Ended September 30, 2012 (prior year quarter)
The Art Institutes
Net revenues decreased by $23.6 million, or 6.2 percent, to $356.5 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 8.5 percent, or approximately 5,660 students. The decrease in average enrolled student body was primarily the result of the factors described above under "Key Trends, Developments and Challenges." The Art Institutes also awarded a larger amount of scholarships to students in the current quarter compared to the prior year quarter, which also contributed to the year-over-year decrease in net revenues. The campus-based fall academic term that typically begins in October for The Art Institutes began on September 30 in the current year and resulted in one more revenue day than usual, which partially offset the decrease in net revenues related to the reduction in average enrolled student body.
The declines in average enrolled student body and net revenues contributed to the $10.3 million decrease in EBITDA excluding certain expenses, which fell to $59.1 million at The Art Institutes in the current quarter. Primarily as a result of our efforts to keep costs aligned with current enrollment levels, operating expenses, excluding depreciation and amortization, decreased by 4.3% at The Art Institutes year-over-year, despite continued investments in marketing and admissions that we believe will help stabilize our average enrolled student body as we progress through fiscal 2014.

Argosy University
Despite a decrease in average enrolled student body of 5.8 percent, or approximately 1,420 students, net revenues increased by $1.2 million, or 1.5 percent, to $83.1 million in the current quarter compared to the prior year quarter. The increase is due primarily to the timing of the fall semester start year-over-year that resulted in additional revenue days in the current quarter compared to the prior year quarter. The increase in comparable revenue days, coupled with lower marketing and admissions expense, contributed to an increase in EBITDA excluding certain expenses from $0.2 million in the prior year quarter to $3.4 million in the current quarter.
Brown Mackie Colleges
Net revenues decreased $3.8 million, or 5.1 percent, to $70.2 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 8.4 percent, or approximately 1,460 students. The above decrease in net revenues contributed to a $2.9 million decrease in EBITDA excluding certain expenses to $6.3 million in the current quarter. In addition, the prior year quarter benefited from a favorable rent credit at one of its leased school locations that did not occur in the current quarter.
South University
Net revenues decreased $3.0 million, or 4.1 percent, to $70.5 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 12.4 percent, or approximately 2,450 students. The decrease in average enrolled student body was partially offset by an increase in average revenue per student in the current quarter due primarily to a greater mix of campus-based students relative to fully-online students. The net revenue decrease was the primary factor contributing to the year-over-year EBITDA excluding certain expenses decrease of $1.8 million to $5.4 million.
Liquidity and Funds of Capital Resources
We finance our operating activities primarily by cash generated from operations, and our primary source of cash is tuition collected from our students. Most of the students at our institutions based in the United States rely, at least in part, on financial assistance programs to pay for their education, the most significant of which are federal student aid programs under Title IV of the HEA. We believe that cash flow from operations, supplemented from time to time with borrowings under our revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the next twelve months. However, our ability to extend the maturity of our $200 million cash secured letter of credit facilities, which mature in July 2014, or refinance our $328.3 million revolving credit facility that matures on June 1, 2015 on terms acceptable to us could be adversely impacted by our financial performance in fiscal 2014. If we cannot extend the maturity of or refinance these financial instruments, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Operating cash flows
Cash flows provided by operating activities for the three months ended September 30, 2013 were $127.2 million compared to $156.6 million for the three months ended September 30, 2012. The decrease in operating cash flow was primarily due to lower operating results and delays in financial aid receipts that were collected in October 2013.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. At September 30, 2013, we recorded higher net student receivables and unearned tuition and lower advance payments relative to prior periods as a result of the early Art Institutes' campus-based fall academic term start described above under "Analysis of Operating Results by Reportable Segment."
We collected the substantial majority of our consolidated net revenues during the three months ended September 30, 2013 from the receipt by students of Title IV financial aid program funds. The extent to which we extend credit to our students has increased in recent years due to decreases in the availability of PLUS program and private loans for students, and we expect this trend to continue in the future. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. The repayment period for financing made available to students is currently set at a maximum of 42 months beyond graduation, and the total amount of gross receivables that extend beyond twelve months approximated $71.0 million at September 30, 2013 and $41.2 million at September 30, 2012. The current year balance reflects the impact of the September 30, 2013 fall academic term start described above. In addition to the continued extension of credit to students, we commenced a new student lending program in fiscal 2013 under which we purchase loans awarded and disbursed to our students by a private lender. Total loans purchased under this program were $3.3 million during the three months ended September 30, 2013. We do not expect future loan purchases to have a material impact to our cash flow from operations in fiscal 2014 as there would be greater use of our payment plans absent this program.
Bad debt expense as a percentage of net revenues was 7.8 percent during the three months ended September 30, 2013 and 8.0 percent for the three months ended September 30, 2012. If students continue to utilize the funding sources described above, our bad debt expense as a percentage of net revenues will remain high and our cash flow from operations will continue to be impacted negatively due to delayed receipts of cash from students. Because these funding sources are not federal student loans, these plans do not directly affect our published federal student loan cohort default rates. However, these funding sources may have an indirect negative impact on the federal student loan cohort default rates because our students effectively may have more total debt upon graduation.
The significant majority of our facilities are leased under operating lease agreements, and we anticipate that future commitments on existing leases will be satisfied from cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
Direct Loan Programs and Private Student Loans
On a consolidated basis, cash received from students attending our institutions derived from Title IV programs represented approximately 73 percent of our total cash receipts during the fiscal year ended June 30, 2013. These receipts include $368.4 million of stipends, which are receipts by students of financing that exceeds the tuition and fees paid to our institutions. Stipends are disbursed to students to use for living and other expenses incurred while attending school. Stipends are not included in our consolidated net revenues. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as stipends, the percentage of revenues derived by our institutions from Title IV programs during the fiscal year ended June 30, 2013 ranged from 56 percent to approximately 82 percent, with a weighted average of approximately 76 percent.
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
Investing cash flows
Capital expenditures were $17.3 million, or 3.0 percent of net revenues, in the three months ended September 30, 2013, compared to $20.5 million, or 3.4 percent of net revenues, in the three months ended September 30, 2012. We expect capital expenditures to be in the range of $80 million to $90 million for the fiscal year ending June 30, 2014. Reimbursements for tenant improvements represent cash paid for capital expenditures in which the terms of the applicable lease agreements require the lessors to reimburse the Company for leasehold improvements.
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of September 30, 2013, we had $1.3 billion in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility, which currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility, that we obtained in connection with the Transaction.
At September 30, 2013, we had issued an aggregate of $353.0 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement in favor of the U.S. Department of Education was $348.6 million at September 30, 2013, which equals 15 percent of the total Title IV aid received by students attending our institutions during fiscal 2012.
In order to fund the current letter of credit obligation to the U.S. Department of Education, we used all $200.0 million of capacity under our two cash secured letter of credit facilities and $148.6 million of letter of credit capacity under the revolving credit facility. Letters of credit outstanding under the revolving credit facility reduce the amount available for borrowing; therefore, the amount available to borrow under the revolving credit facility was $175.3 million at September 30, 2013. We borrowed $75.0 million under the revolving credit facility at June 30, 2013 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2013 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2013 or in the first quarter of fiscal 2014.

We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of September 30, 2013, EM LLC was in compliance with the financial and non-financial covenants. Our excess coverage on the financial covenants is typically at its lowest as of December 31 and June 30 each year due to the timing of academic term starts as a result of cash being used in our fiscal second and fourth quarters. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future.
Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the PIK Notes and in the credit agreement governing our senior secured credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit facilities and the indenture governing the PIK Notes. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to demonstrate compliance with our financial covenants.
The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts immediately due and payable. Any such acceleration also would result in a default under our indenture governing the PIK Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indenture governing the PIK Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.
Adjusted EBITDA does not represent net income or cash flows from operations which are terms defined by GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. Adjusted EBITDA also does not represent EBITDA excluding certain expenses, which is the measure used by the chief operating decision maker to evaluate segment performance and allocate resources. In addition, unlike GAAP measures such as net income and earnings per share, Adjusted EBITDA does not reflect the impact of our obligations to make interest payments on our other debt service obligations, which have increased substantially as a result of the indebtedness incurred in June 2006 to finance the Transaction and related expenses. Although Adjusted EBITDA and similar measures frequently are used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our senior credit facilities and the indenture governing the PIK Notes allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt instruments require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be affected disproportionately by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent twelve-month period or any complete fiscal year.
The following is a reconciliation of net income, which is a GAAP measure of operating results, to Adjusted EBITDA for EM LLC as defined in its debt agreements. The terms and related calculations are defined in the senior secured credit agreement (in millions).

For the Twelve Month Period Ended September 30, 2013
Net loss	$(264.0)
Interest expense, net	125.1
Income tax expense	9.9
Depreciation and amortization	159.2
EBITDA	30.2
Long-lived asset impairments (1)	323.7
Loss on debt refinancing (2)	5.2
Severance and relocation	10.5
Non-cash compensation (3)	17.8
Other	5.2
Adjusted EBITDA - Covenant Compliance	$392.6

(1)	We recorded long-lived asset impairments of $323.7 million in the quarter ended March 31, 2013 primarily consisting of a goodwill impairment at The Art Institutes.

(2)	In March 2013, we recorded a $5.2 million loss on debt refinancing in connection with the refinancing of the 8.75 percent senior notes originally due June 2014.

(3)	Represents non-cash expense for stock options and restricted stock.
Our financial covenant requirements under the senior secured credit facilities and actual ratios for the twelve month period ended September 30, 2013 were as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.75x	3.28x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 3.50x	2.86x
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
On June 12, 2013, the U.S. Department of Education announced the members of the gainful employment negotiated rulemaking committee which met in September 2013 and will meet again in November 2013.  The notice also indicated that the Department anticipates announcing additional negotiated rulemaking committees to consider other issues in the coming months.
On August 30, 2013, the U.S. Department of Education issued a draft gainful employment regulation that would determine program eligibility and student notice requirements based on whether the program satisfies annual metrics related to student loan borrowing and earnings of graduates. The draft regulatory language contains a number of modifications to the provisions of the previous regulation that was vacated by the U. S. District Court for the District of Columbia on June 30, 2012 in Association of Private Colleges and Universities v. Duncan, as well as some additional provisions, with many of these being more restrictive than the vacated regulation. If implemented as proposed, the regulatory language would have a material adverse impact on our business.
We are evaluating the potential impact of the draft regulation, which may be significantly revised in connection with the negotiated rulemaking sessions that are scheduled to take place November 18-20, 2013. See Part I, Item 1 “Business — Student Financial Assistance — New Negotiated Rulemaking" of our June 30, 2013 Annual Report on Form 10-K for more information.

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
At September 30, 2013, we have provided $19.9 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.
New Accounting Standards Not Yet Adopted
None
Certain Risks and Uncertainties
Certain of the matters that we discuss in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are based on information currently available to management, typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should,” “seeks,” “approximately, ” “plans,” “projects” or similar words and concern our strategy, plans or intentions. However, the absence of these or similar words does not mean that any particular statement is not forward-looking. All of the statements that we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward looking statements. In addition, from time to time, we make forward-looking public statements concerning our expected future operations and performance and other developments. These and any other forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially and unpredictably from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions, and we caution that it is very difficult to predict the impact of known factors, and impossible to anticipate all factors, that could affect our actual results.
Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to: the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of on-ground and online students enrolled in our programs; changes in average registered credits taken by students; student retention; our ability to maintain eligibility to participate in Title IV programs; changes in government spending; other changes in our students' ability to access federal and state financial aid, as well as private loans from third-party lenders; any difficulties we may face in opening new schools, growing our online academic programs and otherwise implementing our growth strategy; increased or unanticipated legal and regulatory costs; the results of program reviews and audits; changes in accreditation standards; the implementation of new operating procedures for our fully-online programs; the potential impact of the draft gainful employment regulation issued by the U. S. Department of Education on August 30, 2013; adjustments to our programmatic offerings to comply with the 90/10 rule; our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs; other market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and overall condition of the industry; changes in the overall U.S. or global economy; disruptions or other changes in access to the credit and equity markets in the United States and worldwide; and the effects of war, terrorism, natural disasters or other catastrophic events.
The foregoing review of factors should not be construed as exhaustive. For a more detailed discussion of certain risk factors affecting the Company's risk profile, see Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The Company expressly disclaims any current intention to update any forward-looking statements contained in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to our market risk since June 30, 2013. For a discussion of our exposure to market risk, refer to Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our June 30, 2013 Annual Report on Form 10-K.

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
Other than as set forth below, there have been no material changes to the risk factors disclosed in Item 1A, "Risk Factors" of Part I of the June 30, 2013 Annual Report on Form 10-K.
Changes in government spending could adversely impact our operations, business, results of operations, and cash flows.
A substantial majority of our net revenues are indirectly derived from federal and state student financial aid programs. Changes in amounts and timing of government spending, including a government shutdown, could negatively impact our revenues from students and materially and adversely affect our business, results of operations, financial condition, and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS INDEX

Number	Document
10.1*	Form of Restricted Stock Unit Award Agreement for Executives
10.2*	Form of Restricted Stock Unit Award Agreement for Non-Executives
10.3*	Waiver and Release of Claims dated as of October 28, 2013 between Education Management LLC and Todd S. Nelson
31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/s/ MICK J. BEEKHUIZEN
Mick J. Beekhuizen Executive Vice President and Chief Financial Officer
Date: November 1, 2013