Form 10-Q
period 2013-12-31
EDUCATION MANAGEMENT CORPORATION
filed 2014-02-10
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Yes   ☐     No ☒
As of February 7, 2014, there were 125,920,645 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	June 30, 2013	December 31, 2012
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,790	$130,695	$189,042
Restricted cash	270,272	271,340	273,425
Total cash, cash equivalents and restricted cash	331,062	402,035	462,467
Student receivables, net of allowances of $180,355, $174,760 and $175,407 (Note 6)	163,741	206,406	156,294
Notes, advances and other receivables	37,639	32,547	16,532
Deferred income taxes	76,927	76,927	102,668
Prepaid income taxes	35,379	20,854	—
Other current assets	34,709	32,850	48,107
Total current assets	679,457	771,619	786,068
Property and equipment, net (Note 4)	477,222	525,625	562,184
Goodwill (Note 5)	669,090	669,090	963,550
Intangible assets, net (Note 5)	299,979	300,435	329,361
Other long-term assets (Note 6)	54,340	48,524	52,655
Total assets	$2,180,088	$2,315,293	$2,693,818
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt (Note 8)	$11,901	$12,076	$12,076
Revolving credit facility (Note 8)	—	75,000	—
Accounts payable	58,413	32,559	38,161
Accrued liabilities (Note 7)	154,758	157,417	136,613
Accrued income taxes	—	—	10,525
Unearned tuition	50,956	113,371	55,038
Advance payments	83,361	95,675	116,569
Total current liabilities	359,389	486,098	368,982
Long-term debt, less current portion (Note 8)	1,272,387	1,273,164	1,447,699
Deferred rent	189,173	201,202	212,085
Deferred income taxes	72,122	70,316	99,845
Other long-term liabilities	30,772	34,414	41,599
Shareholders’ equity:
Common stock, at par	1,450	1,435	1,435
Additional paid-in capital	1,809,769	1,794,846	1,785,413
Treasury stock, at cost	(331,782)	(328,605)	(328,605)
Accumulated deficit	(1,212,362)	(1,203,936)	(917,909)
Accumulated other comprehensive loss	(10,830)	(13,641)	(16,726)
Total shareholders’ equity	256,245	250,099	523,608
Total liabilities and shareholders’ equity	$2,180,088	$2,315,293	$2,693,818
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	$593,673	$654,895	$1,174,053	$1,264,459
Costs and expenses:
Educational services	345,587	360,377	703,276	741,673
General and administrative	176,414	171,190	348,583	345,682
Depreciation and amortization	38,593	39,255	77,198	83,400
Long-lived asset impairments (Note 4)	3,847	—	3,847	—
Total costs and expenses	564,441	570,822	1,132,904	1,170,755
Income before interest and income taxes	29,232	84,073	41,149	93,704
Interest expense, net	31,615	31,009	63,481	62,461
(Loss) income before income taxes	(2,383)	53,064	(22,332)	31,243
Income tax (benefit) expense	(3,472)	21,920	(13,906)	13,192
Net income (loss)	$1,089	$31,144	$(8,426)	$18,051
Earnings (loss) per share: (Note 2)
Basic	$0.01	$0.25	$(0.07)	$0.14
Diluted	$0.01	$0.25	$(0.07)	$0.14
Weighted average number of shares outstanding: (Note 2)
Basic	125,450	124,560	125,053	124,519
Diluted	131,010	124,762	125,053	124,620

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$1,089	$31,144	$(8,426)	$18,051
Other comprehensive income
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $271, $147, $766 and $1,434	(459)	(249)	(1,300)	(2,432)
Reclassification adjustment for interest recognized in consolidated statement of operations, net of tax expense of $1,166, $1,130, $2,316 and $2,173	1,977	1,915	3,928	3,684
Net change in unrecognized loss on interest rate swaps, net of tax	1,518	1,666	2,628	1,252
Foreign currency translation (loss) gain	(163)	(98)	183	59
Other comprehensive income	1,355	1,568	2,811	1,311
Comprehensive income (loss)	$2,444	$32,712	$(5,615)	$19,362

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(8,426)	$18,051
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization of property and equipment	74,181	80,241
Amortization of intangible assets	3,017	3,159
Bad debt expense	84,683	89,768
Long-lived asset impairments	3,847	—
Amortization of debt issuance costs	7,200	2,561
Share-based compensation	9,828	7,679
Non cash adjustments related to deferred rent	(9,956)	(7,824)
Amortization of deferred gains on sale-leaseback transactions	(1,126)	—
Changes in assets and liabilities:
Restricted cash	1,068	(5,545)
Receivables	(44,338)	(40,727)
Reimbursements for tenant improvements	573	3,891
Inventory	(1,292)	(583)
Other assets	(204)	2,939
Accounts payable	24,863	(15,853)
Accrued liabilities, including income taxes	(29,539)	2,343
Unearned tuition	(62,416)	(61,239)
Advance payments	(12,273)	14,316
Total adjustments	48,116	75,126
Net cash flows provided by operating activities	39,690	93,177
Cash flows from investing activities:
Expenditures for long-lived assets	(31,331)	(39,458)
Proceeds from sale of fixed assets	—	65,065
Reimbursements for tenant improvements	(573)	(3,891)
Net cash flows (used in) provided by investing activities	(31,904)	21,716
Cash flows from financing activities:
Payments under revolving credit facility	(75,000)	(111,300)
Issuance of common stock as a result of stock option exercises	2,722	3
Gross excess tax benefit from share-based compensation	3,391	—
Minimum tax withholding requirements upon restricted stock unit vesting	(2,724)	—
Principal payments on long-term debt	(6,088)	(5,769)
Net cash flows used in financing activities	(77,699)	(117,066)
Effect of exchange rate changes on cash and cash equivalents	8	207
Net change in cash and cash equivalents	(69,905)	(1,966)
Cash and cash equivalents, beginning of period	130,695	191,008
Cash and cash equivalents, end of period	$60,790	$189,042
Cash paid (received) during the period for:
Interest (including swap settlement)	$55,870	$60,980
Income taxes, net of refunds	(2,058)	7,860
	As of December 31,
Noncash investing activities:	2013	2012
Capital expenditures in current liabilities	$11,826	$13,538

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (b)	Additional Paid-in Capital	Treasury Stock (b)	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2012	$1,434	$1,777,732	$(328,605)	$(935,960)	$(18,037)		$496,564
Exercise of stock options including tax benefit	—	3	—	—	—		3
Share-based compensation	1	17,111	—	—	—		17,112
Net loss	—	—	—	(267,976)	—		(267,976)
Other comprehensive income	—	—	—	—	4,396		4,396
Balance at June 30, 2013	1,435	1,794,846	(328,605)	(1,203,936)	(13,641)	(a)	250,099
(Unaudited)
Exercise of stock options	15	2,707	—	—	—		2,722
Share-based compensation	—	9,828	—	—	—		9,828
Minimum tax withholding requirements for restricted stock units	—	—	(3,177)	—	—		(3,177)
Net excess tax benefit from share-based compensation	—	2,388	—	—	—		2,388
Net loss	—	—	—	(8,426)	—		(8,426)
Other comprehensive income	—	—	—	—	2,811		2,811
Balance at December 31, 2013	$1,450	$1,809,769	$(331,782)	$(1,212,362)	$(10,830)	(a)	$256,245

(a)
The balance in accumulated other comprehensive loss at December 31, 2013, June 30, 2013 and December 31, 2012 was comprised of $(10.1) million, $(12.7) million and $(16.4) million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $(0.7) million, $(0.9) million and $(0.3) million of a cumulative foreign currency translation loss, respectively.

(b)
There were 600,000,000 authorized shares of par value $0.01 common stock at December 31, 2013, June 30, 2013 and December 31, 2012. There were 124,601,524 outstanding shares of common stock, net of 18,902,140 shares in treasury, at December 31, 2012. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2012	18,902,140	124,477,807
Issued for stock-based compensation plans	—	123,717
Balance at June 30, 2013	18,902,140	124,601,524
Issued for stock-based compensation plans	—	1,526,280
Minimum tax withholding requirements upon restricted stock unit vesting	233,450	(233,450)
Balance at December 31, 2013	19,135,590	125,894,354

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation ("EDMC" and, together with its subsidiaries, the "Company") have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the accompanying interim financial statements have been reflected. The consolidated statements of operations for the three and six months ended December 31, 2013 and 2012 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2013 and consolidated statement of shareholders' equity for the fiscal year ended June 30, 2013 have been derived from the consolidated audited balance sheet and statement of shareholders' equity included in the 2013 Annual Report on Form 10-K.
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
Reclassifications
Certain reclassifications of prior year data have been made to conform to the December 31, 2013 presentation with no effect on previously reported net income (loss) or shareholders' equity.
Recent Accounting Pronouncements
In July 2013, the FASB clarified the presentation of an unrecognized tax benefit when a net operating loss or tax credit carryforward exists.  The clarification requires that an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward when settlement of the unrecognized tax benefit using those carryforwards is available pursuant to existing tax law.  The Company's adoption of the FASB clarification had no impact on its consolidated financial statements.
2. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during a given period. The Company uses the treasury stock method to compute diluted EPS, which assumes that restricted stock units are converted into common stock and that outstanding stock options are exercised and the resulting proceeds are used to acquire shares of common stock at its average market price during the reporting period.
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$1,089	$31,144	$(8,426)	$18,051
Weighted average number of shares outstanding:
Basic	125,450	124,560	125,053	124,519
Effect of stock-based awards	5,560	202	—	101
Diluted	131,010	124,762	125,053	124,620
Earnings (loss) per share
Basic	$0.01	$0.25	$(0.07)	$0.14
Diluted	$0.01	$0.25	$(0.07)	$0.14
Because the effect of applying the treasury stock method would have been antidilutive, the Company excluded time-based options to purchase approximately 1.5 million shares of common stock and 0.6 million restricted stock units outstanding at December 31, 2013 from the computation of diluted EPS in the current quarter and approximately 9.7 million shares of common stock outstanding at December 31, 2012 from the computation of diluted EPS for the three and six months ended December 31, 2012. All outstanding stock options and restricted stock units were excluded from the computation of diluted EPS for the six months ended December 31, 2013 because the Company recorded a net loss.
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
The Company amended the 2012 Omnibus Plan in November 2013 to formally authorize the grant of cash and stock-based awards that generally have a performance period of one year and to increase the number of shares of Common Stock authorized for issuance by 4.0 million. As of December 31, 2013, approximately 5.6 million shares of Common Stock remain reserved for issuance under the 2012 Omnibus Plan.

Share-Based Compensation Activity
On November 8, 2013, the Company granted the share-based compensation awards presented in the table below. The fair value of the time-based stock options was determined using a Black-Scholes-Merton model in which the key assumptions are presented below.

	Time-Based Stock Options	Restricted Stock Units
Number granted (in millions)	1.5	0.6
Fair value per unit	$7.66	$12.74
Exercise price	$12.74	N/A
Expected dividend yield	0%	N/A
Expected volatility	64%	N/A
Risk free interest rate	1.86%	N/A
Expected term (yrs)	6.25 years	N/A
The above awards will vest 25 percent per year and will result in compensation expense of approximately $16.5 million over the four-year service period, net of expected forfeitures. The Company also granted 0.1 million shares of restricted stock to members of its Board of Directors on November 8, 2013, all of which will vest after one year.
The Company recognized $5.7 million and $4.1 million of share-based compensation expense during the three months ended December 31, 2013 and 2012, respectively, and $9.8 million and $7.7 million of share-based compensation expense during the six months ended December 31, 2013 and 2012, respectively. Compensation expense for the three and six months ended December 31, 2013 includes additional expense recognized upon the termination of former employees that are no longer required to provide services to obtain certain awards in accordance with the terms of their employment agreements.
The table below presents outstanding share units, unrecognized compensation expense (net of expected forfeitures) and stock options that are exercisable at December 31, 2013:

	Outstanding (in millions)	Unrecognized Compensation Expense (in millions)	Exercisable (in 000s)	Weighted Average Exercise Price / Share Price
Time-based stock options	11.3	$27.0	3.6	$3.58
Restricted stock units	2.5	$12.6	N/A	$5.90
Performance-based stock options	1.0	$2.1	—	$3.59
Total	14.8	$41.7	3.6
During the six month period ended December 31, 2013, the Company issued 1.5 million shares of Common Stock and recorded a gross excess tax benefit of $3.4 million in connection with share-based compensation activity. The gross excess tax benefit is classified as a cash inflow from financing activities in the accompanying consolidated statement of cash flows.
Performance-based stock options vest upon the greater of (i) the percentage of the Company's common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the "Principal Stockholders") or (ii) certain return on investment hurdles achieved by the Principal Stockholders. As of December 31, 2013, the Company continues to defer recognizing expense on outstanding performance-based stock options until the relevant performance conditions become probable of being met.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	December 31, 2013	June 30, 2013	December 31, 2012
Leasehold improvements	$574,231	570,286	$564,578
Technology and other equipment	322,349	324,403	314,663
Furniture and equipment	164,148	163,595	161,013
Software	105,720	98,537	86,284
Library books	45,001	44,248	43,319
Buildings and improvements	25,708	25,566	25,358
Construction in progress	24,182	19,600	20,258
Land	5,496	5,496	5,496
Total	1,266,835	1,251,731	1,220,969
Less accumulated depreciation and amortization	(789,613)	(726,106)	(658,785)
Property and equipment, net	$477,222	$525,625	$562,184
Depreciation and amortization expense related to property and equipment was $37.1 million and $37.6 million, respectively, for the three months ended December 31, 2013 and 2012 and $74.2 million and $80.2 million, respectively, for the six months ended December 31, 2013 and 2012. Depreciation and amortization expense for the six months ended December 31, 2012 included $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life.
During the three months ended December 31, 2013, the Company recorded an impairment of long-lived assets of $3.8 million in the consolidated statement of operations as estimated future cash flows at two of the Company's Brown Mackie Colleges locations were insufficient to support the carrying values of its property and equipment. In connection with the impairment, the leasehold improvement assets at the affected locations were measured at fair value using the discounted cash flow method (income approach) on a non-recurring basis using Level Three inputs as defined in Note 10, "Fair Value of Financial Instruments."
During the three months ended December 31, 2012, the Company completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over initial lease terms ranging from three to 15 years. The Company classified these leases as operating and considers them normal leasebacks with no other continuing involvement.

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
In connection with the Transaction on June 1, 2006, the Company recorded approximately $2.6 billion of goodwill, which was allocated to its four reporting units: The Art Institutes, Argosy University, Brown Mackie Colleges and South University. The Company formally evaluates the carrying amount of goodwill for each of its reporting units on April 1 of each fiscal year. In addition, the Company performs an evaluation on an interim basis if it determines that recent events or prevailing conditions indicate a potential impairment of goodwill. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, overall financial performance such as adverse changes in recent forecasts of operating results, industry and market considerations, the Company's market capitalization, updated business plans and regulatory and legal developments.
As disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies" of the Company's 2013 Annual Report on Form 10-K, the fair value of The Art Institutes reporting unit exceeded its carrying value by more than 15 percent at March 31, 2013. During the quarter ended December 31, 2013, management observed declining application trends for future academic terms, particularly at The Art Institutes reporting unit, and performed a sensitivity analysis of its fair value using the most recently completed long range forecast and available earnings multiples of the Company's peer group.
As a result of the sensitivity analysis performed in the current quarter, management continues to believe that the fair value of The Art Institutes exceeds its carrying value by more than 10 percent at December 31, 2013; accordingly, the Company does not believe that it is more-likely-than-not that the fair value of The Art Institutes has decreased below its carrying value at December 31, 2013. Management also considered the results of the most recently completed long range forecast and available earnings multiples for the potential impact on the fair values of the Argosy University and South University reporting units and, based on its analysis, management does not believe that it is more-likely-than-not that the fair values of these reporting units have decreased below their carrying values at December 31, 2013. Consequently, management concluded that none of the

Company's reporting units experienced any triggering event that would have required a step one interim goodwill impairment analysis at December 31, 2013.
A roll forward of the Company's consolidated goodwill balance from June 30, 2012 to June 30, 2013 is as follows (in thousands):

	June 30, 2012	Impairment	June 30, 2013
The Art Institutes	$861,619	$(294,460)	$567,159
Argosy University	63,445	—	63,445
South University	38,486	—	38,486
Total goodwill	$963,550	$(294,460)	$669,090
The entire goodwill balance attributed to the Brown Mackie Colleges reporting unit was written off in connection with impairment charges incurred in fiscal 2012; therefore, it was not considered in the sensitivity analysis described above. The Company's goodwill balance did not change between June 30, 2013 and December 31, 2013.
Intangible Assets
The Company also evaluates indefinite-lived intangible assets annually on April 1 for impairment and on an interim basis if it determines that recent events or prevailing conditions indicate these assets could be potentially impaired. The Company does not believe that it is more-likely-than-not that the fair values of its indefinite-lived intangible assets have decreased below their respective carrying values at December 31, 2013; consequently, management concluded that no triggering event occurred in the current quarter that would have required an interim evaluation of these assets. Intangible assets other than goodwill consisted of the following amounts (in thousands):

	December 31, 2013		June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
The Art Institutes trade name	$190,000	$—	$190,000	$—	$218,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	95,862	—	95,862	—
Curriculum and programs	45,315	(33,800)	43,575	(32,596)	41,172	(30,392)
Student contracts, applications and relationships	39,511	(37,937)	39,511	(37,381)	39,511	(36,826)
Favorable leases and other	19,403	(18,375)	19,424	(17,960)	19,435	(17,401)
Total intangible assets	$390,091	$(90,112)	$388,372	$(87,937)	$413,980	$(84,619)
The Company considers The Art Institutes reporting unit trade name to have a useful life similar to that of the overall business and assigned it an indefinite life for accounting purposes.  State licenses and accreditations of the Company’s schools, as well as their eligibility for Title IV program participation, are periodically renewed in cycles ranging from every one to up to every ten years depending upon government and accreditation regulations. Because the Company considers these renewal processes to be a routine aspect of the overall business, these assets are originally assigned indefinite lives and annual costs to renew are expensed as incurred.
Amortization of intangible assets was approximately $1.5 million and $1.6 million for the three months ended December 31, 2013 and 2012, respectively, and $3.0 million and $3.2 million for the six months ended December 31, 2013 and 2012. Total estimated amortization of the Company’s intangible assets for each of the fiscal years ending June 30, 2014 through 2018 was as follows at December 31, 2013 (in thousands):

Fiscal years	Amortization Expense
2014 (remainder)	$2,882
2015	5,266
2016	3,910
2017	2,008
2018	51

6.	STUDENT RECEIVABLES

The Company records student receivables at cost less an estimated allowance for doubtful accounts, which is determined on a monthly basis based on the likelihood of collection considering students' enrollment status and historical payment experience. For example, receivables from students who are out-of-school are reserved for at a higher rate than the receivables from students who are in-school. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are reserved for at a very high rate and are written off after collection attempts have been unsuccessful.
Student receivables include $27.6 million (net of $29.6 million allowance), $24.3 million (net of $27.9 million allowance), and $18.9 million (net of $24.1 million allowance) recorded in other long-term assets on the accompanying consolidated balance sheets at December 31, 2013, June 30, 2013 and December 31, 2012, respectively. These amounts relate to the extension of credit to students for amounts due beyond one year, which helps students fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs and private loans. During fiscal 2013, the Company extended the repayment period for financing made available to students from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation. The majority of applicable accounts incur interest charges that accrue each month on unpaid balances except for those accounts that have been placed into collections. The gross short-term and long-term student receivables by student status were as follows (in thousands):

	December 31, 2013	June 30, 2013	December 31, 2012
In-school	$191,671	$194,062	$188,224
Out-of-school	209,647	239,330	186,465
Gross student receivables	$401,318	$433,392	$374,689
The Company commenced a new program in fiscal 2013 under which it purchases loans awarded and disbursed to its students from a private lender. The Company has awarded approximately $10 million of aid under this program as of December 31, 2013, all of which has been purchased and recorded in other long-term assets, net of an allowance.
Details surrounding the Company's total allowance for doubtful accounts, including reserves related to student and other related receivables and loan loss reserves is as follows (in thousands):

Balance June 30, 2012	$250,282
Bad debt expense	171,850
Amounts written off	(213,884)
Balance June 30, 2013	208,248
Bad debt expense	84,683
Amounts written off	(72,236)
Balance December 31, 2013	$220,695
The amounts set forth above are recorded within student receivables, net and other long-term assets on the consolidated balance sheets. Recoveries of amounts previously written off were not significant in any period presented.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	December 31, 2013	June 30, 2013	December 31, 2012
Payroll and related taxes	$28,602	$35,668	$36,476
Advertising	26,176	33,010	28,027
Benefits	15,383	16,235	15,444
Interest	11,117	10,416	3,037
Capital expenditures	5,791	4,113	6,789
Other	67,689	57,975	46,840
Total accrued liabilities	$154,758	$157,417	$136,613

Over the past several fiscal years, the Company has completed restructuring plans across the organization intended to improve operational efficiencies and align costs with student enrollment levels. During the six months ended December 31, 2013, the Company recorded restructuring expenses of $11.1 million split between educational services expense and general and administrative expense, which consisted of employee severance charges of $9.4 million and $1.7 million related to a sublease transaction the Company entered into after consolidating office space. At December 31, 2013, the remaining liability for all restructuring plans was $8.8 million, consisting primarily of employee severance amounts that will be paid through June 30, 2014 and net rent charges that will be paid through the remaining lease terms.

8.	SHORT-TERM AND LONG-TERM DEBT
U.S. Department of Education Letters of Credit
The Company had outstanding letters of credit of $354.0 million at December 31, 2013, the largest of which is issued to the U.S. Department of Education, which requires the Company to maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $348.6 million at December 31, 2013, which equals 15 percent of the total Title IV aid received by students who attended the Company’s institutions during the fiscal year ended June 30, 2012.
As of December 31, 2013, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company utilized all $200.0 million of capacity under two cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105 percent collateralization requirement, and $148.6 million of letter of credit capacity under its $328.3 million revolving credit facility, which expires on June 1, 2015. The cash secured letter of credit facilities currently mature on July 8, 2014 or earlier if the existing revolving credit facility is terminated. Any future reduction in the usage of the cash secured letter of credit facilities will reduce the amount of cash that is classified as restricted cash on the consolidated balance sheet. In January 2014, the U.S. Department of Education decreased its letter of credit requirement from $348.6 million to $302.2 million, which equals 15 percent of total Title IV aid received by students who attended the Company's institutions during the fiscal year ended June 30, 2013.
Short-Term Debt
There were $75.0 million of borrowings outstanding at June 30, 2013 under the revolving credit facility, all of which was repaid in full on July 1, 2013. No borrowings were outstanding under the revolving credit facility at December 31, 2013 and 2012. After adjusting for outstanding letters of credit, which decrease availability thereunder, the Company had $174.3 million of additional capacity under the revolving credit facility at December 31, 2013 available for borrowings or issuance of letters of credit.
The interest rate on amounts outstanding at June 30, 2013 under the revolving credit facility was 6.25 percent, which is equal to the prime rate as defined under the credit facility plus a margin of 3.00 percent. The applicable margin for borrowings under the revolving credit facility can change depending on the Company's leverage ratios and credit ratings. Education Management LLC ("EM LLC"), an indirect wholly-owned subsidiary of the Company, is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375 percent and varies based on certain leverage ratios. EM LLC must also pay customary letter of credit fees for outstanding letters of credit under the revolving credit facility, which is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described further below.
Long-Term Debt
The Company’s long-term debt consisted of the following amounts (in thousands):

	December 31, 2013	June 30, 2013	December 31, 2012
Senior secured term loan facility, due in June 2016 ("Tranche C-2 Loan")	$732,412	$736,454	$740,497
Senior secured term loan facility, due in March 2018, net of discount of $2,593, $2,898 and $3,203 ("Tranche C-3 Loan")	340,776	342,364	343,954
Senior cash pay/PIK notes due 2018, net of discount of $25,024 and $27,712 ("PIK Notes")	211,073	206,242	—
8.75% senior notes	—	—	375,000
Other	27	180	324
Total long-term debt	1,284,288	1,285,240	1,459,775
Less current portion	(11,901)	(12,076)	(12,076)
Total long-term debt, less current portion	$1,272,387	$1,273,164	$1,447,699

Cash interest on the PIK Notes accrues at the rate of 15.0 percent per annum and is payable semi-annually on March 30 and September 30. For any interest period after March 30, 2014 up to and including July 1, 2018, interest in addition to the cash interest payable will be paid by increasing the principal amount of the outstanding PIK Notes (“PIK Interest”). Additionally, the PIK Notes are required to be paid at a premium of 13.0 percent at their contractual maturity, which is being treated as an original issuance discount for accounting purposes. Including PIK Interest and the original issuance discount, the annual effective interest rate on the PIK Notes is 19.8 percent. The Tranche C-3 Loan bears interest at a rate equal to the greater of three-month LIBOR or 1.25 percent, plus a margin of 7.0 percent, which yielded an interest rate of 8.25 percent at December 31, 2013, June 30, 2013 and December 31, 2012.  The Tranche C-2 Loan bears interest at a rate equal to three-month LIBOR plus a margin of 4.00 percent, which yielded an interest rate of 4.25 percent, 4.31 percent and 4.38 percent at December 31, 2013, June 30, 2013 and December 31, 2012, respectively.
The indenture and credit agreement governing the senior secured credit facilities and PIK Notes, respectively, contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities on a quarterly basis. EM LLC met the requirements of these two financial covenants for the twelve month period ended December 31, 2013. While the Company has continued to satisfy applicable financial covenant compliance ratios, the margin between the actual results and the covenant requirements has decreased significantly over the past 12 months due to declining operating performance.

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
At December 31, 2013, there was a cumulative unrealized loss of $10.1 million, net of tax, related to the Company's interest rate swaps included in accumulated other comprehensive loss on the accompanying consolidated balance sheet. This unrealized loss would be recognized in the consolidated statement of operations immediately if the forecasted cash flows being hedged did not occur.  The fair values of the interest rate swap liabilities were $16.1 million, $20.2 million and $27.3 million at December 31, 2013, June 30, 2013 and December 31, 2012, respectively, and were recorded in other long-term liabilities on the accompanying consolidated balance sheets. Over the next twelve months, the Company estimates that approximately $7.9 million, net of tax, will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at December 31, 2013.

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

The following table presents the carrying amounts and fair values of the interest rate swap liabilities, which are measured at fair value on a recurring basis based on the framework described in Note 9, "Derivative Instruments," and the fair values of the Company's debt, which is recorded at carrying value (in thousands):

	December 31, 2013			June 30, 2013			December 31, 2012
	Carrying Value	Level Two	Level Three	Carrying Value	Level Two	Level Three	Carrying Value	Level One	Level Two
Recurring:
Interest rate swap liabilities	$16,054	$16,054	$—	$20,232	$20,232	—	$27,252	$—	$27,252
Disclosure only:
Variable rate debt	1,073,188	1,043,977	—	1,078,818	962,134	—	1,084,451	—	883,833
Fixed rate debt	211,110	—	225,875	206,422	—	206,422	375,324	301,262	—
The fair value of the Company’s variable rate debt was based on each instrument’s trading value in markets that are not active. The fixed rate debt at December 31, 2012 consists of the Company's 8.75 percent senior notes that were retired in connection with a refinancing transaction described in Part II, Item 8 "Financial Statements and Supplementary Data," Note 8, "Short-Term and Long-Term Debt" of the June 30, 2013 Annual Report on Form 10-K. The fixed rate debt at December 31, 2013 and June 30, 2013 reflects the Company's PIK Notes that were issued in connection with this refinancing transaction. There is currently no observable trading for the Company's PIK Notes; therefore, the fair value of the fixed rate PIK Notes was estimated using the performance of the Company's other debt while also considering current market conditions. Student accounts receivable, notes receivable and the revolving credit facility have fair values that approximate their carrying values.

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
The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering the relative impact of all available evidence, both positive and negative, to determine whether, based upon the weight of that evidence if a valuation allowance is needed. This evaluation requires the use of considerable judgment and estimates that are subject to change. Excluding deferred tax liabilities related to indefinite-lived intangible assets, which are not scheduled to reverse, the Company is in a net deferred tax asset position at December 31, 2013.
The Company incurred cumulative losses before taxes in the three most recent fiscal years ended June 30, 2013 primarily due to long-lived asset impairment charges recorded in fiscal 2013 and 2012, most of which was not deductible. Absent these impairment charges, the Company would have recorded pre-tax earnings in fiscal 2013 and 2012. Management considered the cumulative loss for book purposes and concluded that it was more-likely-than-not that the Company's deferred tax assets would be realized except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data," Note 11, "Income Taxes" of the June 30, 2013 Annual Report on Form 10-K with respect to certain state deferred tax assets.
The effective tax rates differ from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, discrete items and the accounting related to uncertain tax positions. The Company's effective tax rate in the three months ended December 31, 2013 was impacted by the disproportionate impact on low earnings of discrete items as well as permanent tax differences, which have remained relatively consistent period over period. The effective tax rate for the three months ended December 31, 2012 was 41.3 percent. The Company's effective tax rate was a benefit of 62.3 percent and expense of 42.2 percent, respectively, for the six months ended December 31, 2013 and 2012. The current six-month period includes a deferred tax benefit of approximately $3.2 million that was recorded as a discrete item resulting from the July 2013 enactment of Pennsylvania House Bill No. 465, which, in addition to other amendments, changes how revenues from the sale of services are sourced for Pennsylvania income tax purposes. There have been no material adjustments to liabilities relating to uncertain tax positions since the last annual disclosure for the fiscal year ended June 30, 2013.
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
On May 11, 2012, the Court ruled on the Company's motion to dismiss case for failure to state a claim upon which relief can be granted, dismissing the claims that the design of the Company's compensation plan for admissions representatives violated the incentive compensation rule and allowing common law claims and the allegations that the plan as implemented violated the rule to continue to discovery.  The Company believes the case to be without merit and intends to vigorously defend itself. From time to time, the Company engages in settlement discussions with respect to this case.  There can be no assurance that these conversations will lead to a settlement acceptable to all parties and approved by all parties.   There can also be no assurance that any settlement will be within amounts currently accrued or be covered by insurance or not be material to the Company.
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
In the course of settlement discussions regarding the Sobek matter, the U.S. Department of Justice informed the Company that it is the subject of an investigation related to a claim under the federal false claims act by the U. S. Attorney’s Office in the Middle District of Tennessee. The Company plans on cooperating with the U.S. Department of Justice with regard to this matter. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time.
Shareholder Derivative Lawsuits
On May 21, 2012, a shareholder derivative class action captioned Oklahoma Law Enforcement Retirement System v. Todd S. Nelson, et al. was filed against the directors of the Company in state court located in Pittsburgh, PA. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's violation of the U.S. Department of Education's prohibition on paying incentive compensation to admissions representatives, engaging in improper recruiting tactics in violation of Title IV of the HEA and accrediting agency standards, improper classification of job placement data for graduates of its schools and failure to satisfy the U.S. Department of Education's financial responsibility standards. The Company previously received two demand letters from the plaintiff which were investigated by a Special Litigation Committee of the Board of Directors and found to be without merit.
The Company and the director defendants filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. On July 16, 2013, the Court dismissed the claims that the Company engaged in improper recruiting tactics and mismanaged the Company's financial well-being with prejudice and found that the Special Litigation Committee could conduct a supplemental investigation of the plaintiff's claims related to incentive compensation paid to admissions representatives and graduate placement statistics. The Special Litigation Committee filed supplemental reports on October 15, 2013 and January 9, 2014, finding no support for the incentive compensation and graduate placement statistic claims. The Court held a hearing on the defendants' supplemental motion to dismiss the case on January 29, 2014.
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
State Attorney General Investigations
In January 2014, the Company received inquiries from 13 states regarding the Company’s business practices. The Attorney General of the Commonwealth of Pennsylvania informed the Company that it will serve as the point of contact for the inquiries related to the Company. The inquiries focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results, and student lending activities, among other matters. Several other companies in the proprietary education industry have disclosed that they received similar inquiries. The Company intends to cooperate with the states involved and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
As previously disclosed, on December 5, 2013, the Company entered into a Final Consent Judgment (the “Consent Judgment”) with the Colorado Attorney General’s Office for the purpose of resolving disputed claims, avoiding the expense of further litigation, and permitting the Company to focus on its education mission with regard to its students. Under the Consent Judgment, without admitting liability, the Company has agreed to pay the aggregate amount of approximately $3.4 million, consisting of $2.9 million to be distributed as restitution to eligible students and $0.5 million to the Colorado Department of Law to be used by the State of Colorado for consumer restitution and as reimbursement to the state for reasonable costs and attorney’s fees and for future consumer education, consumer fraud and antitrust enforcement efforts. The Company further agreed to a suspended civil penalty of $1.0 million, which becomes due and payable if the Company commits a knowing and willful material violation of the Consent Judgment within three years of the date of the Consent Judgment. The Company accrued a liability for the $3.4 million settlement within general and administrative expense in the accompanying consolidated statement of operations in the three months ended December 31, 2013.
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
City of San Francisco
In December 2011, the Company received a letter from the City Attorney of the City of San Francisco, California requesting information related to student recruitment and indebtedness, including recruiting practices and job placement reporting, among other issues, by The Art Institute of San Francisco and the seven other Art Institutes located in California. The Company has engaged in settlement discussions with the City Attorney's office in order to explore a potential resolution of the investigation and recorded a liability at December 31, 2013 based on these discussions which the Company believes is immaterial to the financial statements. Settlement discussions continue with the City Attorney's office and the Company cannot predict at this time the eventual scope or timing of any settlement agreement or if such an agreement will be reached with the City Attorney or if any resolution of the matter will have a material impact on the Company’s financial statements or results of operations.
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
Argosy University, Seattle APA Program Accreditation Lawsuits
In August 2013, a petition was filed in the Superior Court of the State of Washington (King County) in the case of Winters, et al. v. Argosy Education Group, et al. by 20 former students in the Clinical Psychology program offered by the Seattle campus of Argosy University. In December 2013, a similar petition was filed in the same court in the case of McMath, et al. v. Argosy Education Group, et al. by nine former students in the Clinical Psychology program offered by the Seattle campus of Argosy University. Both cases allege negligent misrepresentation due to the failure of the Clinical Psychology program to obtain accreditation from the American Psychology Association ("APA"), breach of contract, violation of the Washington State Consumer Protection Act, negligent infliction of emotional distress, negligence and lack of institutional control, negligent misrepresentation, breach of fiduciary duty, negligent failure to disclose and fraud.  The Seattle campus of Argosy University announced that it was teaching-out (i.e., not accepting new students into the program) the Clinical Psychology program in November 2011 due to the inability to obtain APA accreditation. The Company believes the claims in the lawsuits to be without merit and intends to vigorously defend itself.
Other Matters

The Company is a defendant in certain other legal proceedings arising out of the conduct of its business.  Additionally, the Company is subject to compliance reviews by various state and federal agencies which provide student financial aid programs, of which noncompliance may result in liability for educational benefits paid as well as fines and other corrective action.  The U.S. Department of Veterans Affairs is currently conducting a compliance review of one of the Company's schools and has advised the Company that it intends to conduct reviews of four additional schools during fiscal 2014. As disclosed in 2013 Annual Report on Form 10-K, with regard to the review that has begun, the U. S. Department of Veterans Affairs has not yet issued a report of its findings, but has informed the Company that it has identified instances in which the school failed to notify the U. S. Department of Veterans Affairs of circumstances where students receiving educational benefits failed to pursue a course, which the Company has been informed may in turn give rise to a refund obligation by students. The Company may be required, or may elect, to reimburse the U. S. Department of Veterans Affairs for adjustments to the amount of educational benefits paid by the U. S. Department of Veterans Affairs to the affected students. In the opinion of management, based upon an investigation of these matters and discussion with legal counsel, the ultimate outcome of such other legal proceedings and compliance reviews, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of December 31, 2013, June 30, 2013 and December 31, 2012. The results of operations and comprehensive income (loss) for the three and six months ended December 31, 2013 and 2012 and the condensed statements of cash flows for the six months ended December 31, 2013 and 2012 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$57,425	$126	$3,239	$—	$60,790	$—	$—	$60,790
Restricted cash	46,176	—	224,096	—	270,272	—	—	270,272
Student and other receivables, net	9,814	(15)	191,581	—	201,380	—	—	201,380
Other current assets	27,848	586	118,581	—	147,015	—	—	147,015
Total current assets	141,263	697	537,497	—	679,457	—	—	679,457
Property and equipment, net	61,134	5,836	410,252	—	477,222	—	—	477,222
Goodwill	7,328	—	661,762	—	669,090	—	—	669,090
Intangible assets, net	976	22	298,981	—	299,979	—	—	299,979
Other long-term assets	1,519	—	52,821	—	54,340	—	—	54,340
Inter-company balances	473,854	(30,765)	(623,801)	—	(180,712)	180,712	—	—
Investment in subsidiaries	769,767	—	—	(769,767)	—	75,917	(75,917)	—
Total assets	$1,455,841	$(24,210)	$1,337,512	$(769,767)	$1,999,376	$256,629	$(75,917)	$2,180,088
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,875	$—	$26	$—	$11,901	$—	$—	$11,901
Other current liabilities	55,898	3,096	288,491	—	347,485	3	—	347,488
Total current liabilities	67,773	3,096	288,517	—	359,386	3	—	359,389
Long-term debt, less current portion	1,272,387	—	—	—	1,272,387	—	—	1,272,387
Other long-term liabilities	37,531	184	182,232	—	219,947	(2)	—	219,945
Deferred income taxes	2,233	399	69,107	—	71,739	383	—	72,122
Total liabilities	1,379,924	3,679	539,856	—	1,923,459	384	—	1,923,843
Total shareholders’ equity (deficit)	75,917	(27,889)	797,656	(769,767)	75,917	256,245	(75,917)	256,245
Total liabilities and shareholders’ equity (deficit)	$1,455,841	$(24,210)	$1,337,512	$(769,767)	$1,999,376	$256,629	$(75,917)	$2,180,088

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(10,777)	$139	$141,110	$—	$130,472	$223	$—	$130,695
Restricted cash	46,982	—	224,358	—	271,340	—	—	271,340
Student and other receivables, net	134	253	238,565	—	238,952	1	—	238,953
Other current assets	27,488	570	102,573	—	130,631	—	—	130,631
Total current assets	63,827	962	706,606	—	771,395	224	—	771,619
Property and equipment, net	65,018	5,984	454,623	—	525,625	—	—	525,625
Goodwill	7,328	—	661,762	—	669,090	—	—	669,090
Intangible assets, net	1,101	28	299,306	—	300,435	—	—	300,435
Other long-term assets	5,059	—	43,465	—	48,524	—	—	48,524
Inter-company balances	653,504	(31,016)	(791,213)	—	(168,725)	168,725	—	—
Investment in subsidiaries	741,069	—	—	(741,069)	—	81,532	(81,532)	—
Total assets	$1,536,906	$(24,042)	$1,374,549	$(741,069)	$2,146,344	$250,481	$(81,532)	$2,315,293
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$86,850	$—	$226	$—	$87,076	$—	$—	$87,076
Other current liabilities	51,558	3,018	344,397	—	398,973	49	—	399,022
Total current liabilities	138,408	3,018	344,623	—	486,049	49	—	486,098
Long-term debt, less current portion	1,273,214	—	—	—	1,273,214	(50)	—	1,273,164
Other long-term liabilities	41,519	248	193,849	—	235,616	—	—	235,616
Deferred income taxes	2,233	399	67,301	—	69,933	383	—	70,316
Total liabilities	1,455,374	3,665	605,773	—	2,064,812	382	—	2,065,194
Total shareholders’ equity (deficit)	81,532	(27,707)	768,776	(741,069)	81,532	250,099	(81,532)	250,099
Total liabilities and shareholders’ equity (deficit)	$1,536,906	$(24,042)	$1,374,549	$(741,069)	$2,146,344	$250,481	$(81,532)	$2,315,293

CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$183,968	$180	$3,679	$—	$187,827	$1,215	$—	$189,042
Restricted cash	41,370	—	232,055	—	273,425	—	—	273,425
Student and other receivables, net	—	142	172,684	—	172,826	—	—	172,826
Other current assets	37,350	715	112,710	—	150,775	—	—	150,775
Total current assets	262,688	1,037	521,128	—	784,853	1,215	—	786,068
Property and equipment, net	65,231	7,454	489,499	—	562,184	—	—	562,184
Goodwill	7,328	—	956,222	—	963,550	—	—	963,550
Intangible assets, net	1,801	34	327,526	—	329,361	—	—	329,361
Other long-term assets	15,043	—	37,612	—	52,655	—	—	52,655
Inter-company balances	687,013	(29,674)	(815,535)	—	(158,196)	158,196	—	—
Investment in subsidiaries	911,317	—	—	(911,317)	—	364,090	(364,090)	—
Total assets	$1,950,421	$(21,149)	$1,516,452	$(911,317)	$2,534,407	$523,501	$(364,090)	$2,693,818
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	75,752	3,580	277,577	—	356,909	(3)	—	356,906
Total current liabilities	87,602	3,580	277,803	—	368,985	(3)	—	368,982
Long-term debt, less current portion	1,447,601	—	98	—	1,447,699	—	—	1,447,699
Other long-term liabilities	49,598	316	203,770	—	253,684	—	—	253,684
Deferred income taxes	1,530	515	97,904	—	99,949	(104)	—	99,845
Total liabilities	1,586,331	4,411	579,575	—	2,170,317	(107)	—	2,170,210
Total shareholders’ equity (deficit)	364,090	(25,560)	936,877	(911,317)	364,090	523,608	(364,090)	523,608
Total liabilities and shareholders’ equity (deficit)	$1,950,421	$(21,149)	$1,516,452	$(911,317)	$2,534,407	$523,501	$(364,090)	$2,693,818

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,677	$591,996	$—	$593,673	$—	$—	$593,673
Costs and expenses:
Educational services	26,231	2,280	317,076	—	345,587	—	—	345,587
General and administrative	(8,636)	(525)	185,575	—	176,414	—	—	176,414
Depreciation and amortization	7,124	156	31,313	—	38,593	—	—	38,593
Long-lived asset impairments	—	—	3,847	—	3,847	—	—	3,847
Total costs and expenses	24,719	1,911	537,811	—	564,441	—	—	564,441
Income (loss) before interest and income taxes	(24,719)	(234)	54,185	—	29,232	—	—	29,232
Interest expense (income), net	31,797	—	(182)	—	31,615	—	—	31,615
Equity in subsidiaries	18,290	—	—	(18,290)	—	1,090	(1,090)	—
(Loss) Income before income taxes	(38,226)	(234)	54,367	(18,290)	(2,383)	1,090	(1,090)	(2,383)
Income tax (benefit) expense	(39,316)	(170)	36,013	—	(3,473)	1	—	(3,472)
Net income (loss)	$1,090	$(64)	$18,354	$(18,290)	$1,090	$1,089	$(1,090)	$1,089

Net change in unrecognized loss on interest rate swaps, net of tax	$1,518	$—	$—	$—	$1,518	$1,518	$(1,518)	$1,518
Foreign currency translation loss	(163)	—	(163)	163	(163)	(163)	163	(163)
Other comprehensive income (loss)	1,355	—	(163)	163	1,355	1,355	(1,355)	1,355
Comprehensive income (loss)	$2,445	$(64)	$18,191	$(18,127)	$2,445	$2,444	$(2,445)	$2,444

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,738	$653,157	$—	$654,895	$—	$—	$654,895
Costs and expenses:								—
Educational services	29,515	2,645	328,218	—	360,378	(1)	—	360,377
General and administrative	(19,799)	(85)	191,074	—	171,190	—	—	171,190
Depreciation and amortization	7,281	152	31,822	—	39,255	—	—	39,255
Total costs and expenses	16,997	2,712	551,114	—	570,823	(1)	—	570,822
Income (loss) before interest and income taxes	(16,997)	(974)	102,043	—	84,072	1	—	84,073
Interest expense (income), net	30,416	—	600	—	31,016	(7)	—	31,009
Equity in subsidiaries	57,038	—	—	(57,038)	—	31,136	(31,136)	—
Income (loss) before income taxes	9,625	(974)	101,443	(57,038)	53,056	31,144	(31,136)	53,064
Income tax expense (benefit)	(21,511)	(344)	43,775	—	21,920	—		21,920
Net income (loss)	$31,136	$(630)	$57,668	$(57,038)	$31,136	$31,144	$(31,136)	$31,144

Net change in unrecognized loss on interest rate swaps, net of tax	$1,666	$—	$—	$—	$1,666	$1,666	$(1,666)	$1,666
Foreign currency translation loss	(98)	—	(98)	98	(98)	(98)	98	(98)
Other comprehensive income (loss)	1,568	—	(98)	98	1,568	1,568	(1,568)	1,568
Comprehensive income (loss)	$32,704	$(630)	$57,570	$(56,940)	$32,704	$32,712	$(32,704)	$32,712

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended December 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$3,894	$1,170,159	$—	$1,174,053	$—	$—	$1,174,053
Costs and expenses:
Educational services	47,608	5,092	650,574	—	703,274	2	—	703,276
General and administrative	(27,483)	(1,022)	377,088	—	348,583	—	—	348,583
Depreciation and amortization	14,063	306	62,829	—	77,198	—	—	77,198
Long-lived asset impairments	—	—	3,847		3,847			3,847
Total costs and expenses	34,188	4,376	1,094,338	—	1,132,902	2	—	1,132,904
Income (loss) before interest and income taxes	(34,188)	(482)	75,821	—	41,151	(2)	—	41,149
Interest expense (income), net	63,719	—	(234)	—	63,485	(4)	—	63,481
Equity in subsidiaries	28,515	—	—	(28,515)	—	(8,427)	8,427	—
(Loss) income before income taxes	(69,392)	(482)	76,055	(28,515)	(22,334)	(8,425)	8,427	(22,332)
Income tax (benefit) expense	(60,965)	(300)	47,358	—	(13,907)	1	—	(13,906)
Net (loss) income	$(8,427)	$(182)	$28,697	$(28,515)	$(8,427)	$(8,426)	$8,427	$(8,426)

Net change in unrecognized loss on interest rate swaps, net of tax	$2,628	$—	$—	$—	$2,628	$2,628	$(2,628)	$2,628
Foreign currency translation gain	183	—	183	(183)	183	183	(183)	183
Other comprehensive income	2,811	—	183	(183)	2,811	2,811	(2,811)	2,811
Comprehensive (loss) income	$(5,616)	$(182)	$28,880	$(28,698)	$(5,616)	$(5,615)	$5,616	$(5,615)

 CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Months Ended December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$4,159	$1,260,300	$—	$1,264,459	$—	$—	$1,264,459
Costs and expenses:
Educational services	64,315	5,290	672,069	—	741,674	(1)	—	741,673
General and administrative	(31,377)	(3,424)	380,483	—	345,682	—	—	345,682
Depreciation and amortization	18,879	303	64,218	—	83,400	—	—	83,400
Total costs and expenses	51,817	2,169	1,116,770	—	1,170,756	(1)	—	1,170,755
Income (loss) before interest and income taxes	(51,817)	1,990	143,530	—	93,703	1	—	93,704
Interest expense (income), net	61,275	—	1,199	—	62,474	(13)	—	62,461
Equity in subsidiaries	83,355	—	—	(83,355)	—	18,037	(18,037)	—
(Loss) Income before income taxes	(29,737)	1,990	142,331	(83,355)	31,229	18,051	(18,037)	31,243
Income tax expense (benefit)	(47,774)	841	60,125	—	13,192	—		13,192
Net income	$18,037	$1,149	$82,206	$(83,355)	$18,037	$18,051	$(18,037)	$18,051

Net change in unrecognized loss on interest rate swaps, net of tax	$1,252	$—	$—	$—	$1,252	$1,252	$(1,252)	$1,252
Foreign currency translation gain	59	—	59	(59)	59	59	(59)	59
Other comprehensive income	1,311	—	59	(59)	1,311	1,311	(1,311)	1,311
Comprehensive income	$19,348	$1,149	$82,265	$(83,414)	$19,348	$19,362	$(19,348)	$19,362

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(32,233)	$418	$71,503	$39,688	$2	$39,690
Cash flows from investing activities:
Expenditures for long-lived assets	(4,014)	(383)	(26,934)	(31,331)	—	(31,331)
Other investing activities	—	—	(573)	(573)	—	(573)
Net cash flows used in investing activities	(4,014)	(383)	(27,507)	(31,904)	—	(31,904)
Cash flows from financing activities:
Net repayments of debt	(80,888)	—	(200)	(81,088)		(81,088)
Share-based payment activity	—	—	—	—	3,389	3,389
Inter-company transactions	185,337	(48)	(181,675)	3,614	(3,614)	—
Net cash flows provided by (used in) financing activities	104,449	(48)	(181,875)	(77,474)	(225)	(77,699)
Effect of exchange rate changes on cash and cash equivalents	—	—	8	8	—	8
Increase (decrease) in cash and cash equivalents	68,202	(13)	(137,871)	(69,682)	(223)	(69,905)
Beginning cash and cash equivalents	(10,777)	139	141,110	130,472	223	130,695
Ending cash and cash equivalents	$57,425	$126	$3,239	$60,790	$—	$60,790

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(46,583)	$(3,191)	$142,935	$93,161	$16	$93,177
Cash flows from investing activities
Expenditures for long-lived assets	(4,578)	(524)	(34,356)	(39,458)	—	(39,458)
Proceeds from sale of fixed assets	—	—	65,065	65,065	—	65,065
Other investing activities	(375)	—	(3,516)	(3,891)	—	(3,891)
Net cash flows provided by (used in) investing activities	(4,953)	(524)	27,193	21,716	—	21,716
Cash flows from financing activities
Net repayments of debt and other	(116,930)	—	(136)	(117,066)	—	(117,066)
Inter-company transactions	378,683	3,797	(380,480)	2,000	(2,000)	—
Net cash flows provided by (used in) financing activities	261,753	3,797	(380,616)	(115,066)	(2,000)	(117,066)
Effect of exchange rate changes on cash and cash equivalents	—	—	207	207	—	207
Increase (decrease) in cash and cash equivalents	210,217	82	(210,281)	18	(1,984)	(1,966)
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$183,968	$180	$3,679	$187,827	$1,215	$189,042

14. SEGMENT REPORTING
The Company's principal business is providing post-secondary education. The Company manages its operations through four operating segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University.
During fiscal 2013, the Company created "The Center", which provides support services to its four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for students and employees, and remote student advising services. Effective July 1, 2013, The Center allocates costs to each reportable segment based primarily on the level of transaction volume. In the prior fiscal year, similar costs were allocated to each reportable segment based primarily on net revenues. To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the three and six months ended December 31, 2012 as if The Center existed in prior periods and allocating its costs in a manner consistent with the current methodology. The creation of The Center and changes in the allocation methodology had no impact on previously reported consolidated EBITDA excluding certain expenses.
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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues:
The Art Institutes	$371,474	$411,533	$727,989	$791,672
Argosy University	76,640	92,312	159,788	174,232
Brown Mackie Colleges	69,463	78,274	139,649	152,246
South University	76,096	72,776	146,627	146,309
Total EDMC	$593,673	$654,895	$1,174,053	$1,264,459

EBITDA excluding certain expenses:
The Art Institutes	$87,992	$113,429	$147,089	$182,848
Argosy University	2,547	15,231	5,931	15,401
Brown Mackie Colleges	7,123	8,980	13,407	18,186
South University	12,158	9,132	17,550	16,364
Corporate and other	(22,737)	(23,444)	(44,727)	(46,550)
Total EDMC	87,083	123,328	139,250	186,249

Reconciliation to consolidated (loss) income before income taxes:
Restructuring (A)	9,452	—	11,097	9,145
Settlement-related costs	5,959	—	5,959	—
Long-lived asset impairments (B)	3,847	—	3,847	—
Depreciation and amortization	38,593	39,255	77,198	83,400
Net interest expense	31,615	31,009	63,481	62,461
(Loss) income before income taxes	$(2,383)	$53,064	$(22,332)	$31,243
(A) Refer to Note 7, "Accrued Liabilities," for more information on these charges.
(B) Refer to Note 4, "Property and Equipment," for more information on these charges.

Total assets of each reportable segment were as follows (in thousands):

Assets: (+)	December 31, 2013	June 30, 2013	December 31, 2012
The Art Institutes	$1,371,173	$1,438,028	$1,748,715
Argosy University	204,924	257,608	242,546
Brown Mackie Colleges	190,294	231,225	190,915
South University	203,945	226,041	202,341
Corporate and other	209,752	162,391	309,301
Total EDMC	$2,180,088	$2,315,293	$2,693,818
(+) Excludes inter-company activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Trends, Developments and Challenges
We operate in a dynamic business environment. The following developments and trends present opportunities, challenges and risks to our business:
New regulations may have a significant impact on our business.
Our business is highly regulated and there has been an increased focus on regulations designed to address the rising costs of post-secondary education in order to make higher education more affordable. President Obama announced a plan to measure performance by post-secondary institutions through a new rating system designed to provide students and their families with information to select schools that provide the best value. The President's plan would permit Congress to tie federal student aid to performance by post-secondary institutions to allow students to maximize their federal aid at institutions that provide the best value. The U.S. Department of Education announced new proposed rulemaking topics, including a negotiated rulemaking panel to address the appropriateness of adopting standards for measuring whether programs offered by proprietary institutions such as ours lead to “gainful employment” in a recognized occupation. Under the Higher Education Act of 1965, as amended ("HEA"), with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.” The U.S. Department of Education previously adopted regulations that were scheduled to become effective as of July 1, 2012 and that would have for the first time set forth standards for measuring whether programs lead to gainful employment in a recognized occupation. These regulations, which were vacated by a federal court decision, would have established three annual metrics related to student loan borrowing which would have imposed certain restrictions on programs up to and including the prohibition on participation in Title IV financial aid programs in the event that the metrics were not satisfied over a period of time. Draft regulatory language posted by the U. S. Department of Education on August 30, 2013 takes a similar approach to determining program eligibility as the vacated 2011 regulations except that one of the three program eligibility tests has been eliminated. The draft regulatory language includes a number of modifications to the provisions of the vacated regulation and some additional provisions, with many of these changes being more restrictive than the terms of the regulation proposed in 2011. Negotiated rulemaking sessions were held in November and December 2013, but the proposal distributed by the U. S. Department of Education for discussion at the last session did not reach consensus, and the Department is preparing to publish a notice of proposed rulemaking for public comment. If implemented as proposed as part of the negotiated rulemaking sessions, the regulatory language would have a material adverse impact on our business. On January 30, 2014, the Office of Information and Regulatory Affairs ("OIRA") at the Office of Management and Budget ("OMB") posted a notice that it had received a draft of the proposed gainful employment rule from the Department of Education. The draft regulation is reviewed by OIRA/OMB prior to a notice of proposed rulemaking being released for public comment.
In addition, the HEA is scheduled for reauthorization in 2014 and the reauthorization process may result in significant changes to the post-secondary education industry. Among other things, there have been proposals in Congress to amend the 90/10 rule in connection with the reauthorization of the HEA to prohibit proprietary institutions from receiving more than 85 percent of their revenues from federal funds, including veterans benefits and U.S. Department of Defense tuition assistance. Any revisions to the HEA, the regulations adopted by the U.S. Department of Education, or the 90/10 rule could have a material adverse impact on our business. An amendment to the U. S. Telephone Consumer Protection Act of 1991 became effective on October 16, 2013 which, among other things, requires specific prior written consent from consumers in order to place telemarketing calls to wireless phones using an automatic telephone dialing system. We use telephonic communications with prospective students and cannot estimate the impact of this new regulation, including compliance costs, on our business at this early stage of compliance.  However, we believe that it contributed to lower than anticipated application production across our organization for future academic terms due to delays in contacting prospective students.
In January 2014, the U.S. Department of Education commenced negotiated rulemaking sessions to implement changes to the Clery Act required by the Violence Against Women Act which, among other items, requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies, and include such information in its annual security report. Finally, another series of negotiated rulemaking sessions to address program integrity and improvement issues will be held in February, March, and April 2014, and will address cash management of Title IV funds including use of debit cards and handling of Title IV credit balances; state authorization for programs offered through distance or correspondence education; state authorization for non-U.S. locations of educational institutions; clock to credit hour conversion; the definition of "adverse credit" for borrowers under the Federal Direct PLUS Loan Program; and the application of repeat coursework provisions to graduate and undergraduate programs.

We have increased our focus on student affordability, which can have a negative impact on our net revenues.
In the past, we and other providers of a post-secondary education were able to pass along the rising cost of providing quality education through increases in tuition charged to students. As a result, the cost of a post-secondary degree increased substantially while incomes earned by families stagnated due to a weak economy. In order to make our programs more attractive to prospective students, we have introduced a number of initiatives to limit or decrease the cost of obtaining a degree from our institutions, including freezing tuition at The Art Institutes through 2015 for students who enrolled by October 2013, decreasing the number of credit hours necessary to complete certain programs, reducing certain fees and other charges, and substantially increasing the availability of scholarships to students. We have awarded approximately $70 million of scholarships in the six months ended December 31, 2013, an increase of approximately 50 percent compared to the six months ended December 31, 2012, with the majority of scholarships awarded at The Art Institutes. We anticipate awarding approximately $140 million in scholarships in fiscal 2014, an increase of approximately 45 percent from fiscal 2013. Due to this focus on decreasing the cost of education at our schools, we estimate that the average debt incurred by students graduating from the Art Institutes has decreased by approximately 15 percent since 2010. We believe that our limited ability to increase tuition will continue for the foreseeable future.
We have adopted a number of initiatives to make our business more efficient and to respond to changing market conditions and will continue to do so in the future.
We have adopted a number of measures designed to make our business more efficient in order to decrease the cost of an education for our students and to respond to changing market conditions. Primarily through process efficiencies and productivity improvements, we are targeting cost savings of $100 million to $125 million during fiscal 2014 as compared to fiscal 2013. For example, during fiscal 2013, we created The Center, which provides support services to our four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for our students and employees, and remote student advising services. Additionally, during fiscal 2014, we have taken measures to decrease our reliance on third party lead generators and we anticipate these efforts will increase in the second half of the fiscal year. Some of these projected savings will offset cost increases in other areas of our business that we have incurred and expect to incur during the remainder of fiscal 2014. We believe that these affordability efforts, some of which increase the risk associated with our future operating results, contribute significantly to our core mission of educating students.
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
We have undertaken a number of actions to address this issue including, among other measures, expanding our scholarship programs at The Art Institutes and extending greater amounts of credit to those Art Institute students who are denied PLUS program loans but who still enroll in school. Additionally, we increased the maximum length of payment plans we offer students from 36 months beyond graduation to 42 months beyond graduation effective in October 2012. Further, we commenced a new program under which we purchase loans awarded and disbursed to our students from a private lender during the fourth quarter of fiscal 2013. All of these initiatives have negatively impacted our liquidity. The changes we have made with respect to extension of credit to our students have resulted in higher gross long-term student receivable and purchased loan program balances, which were $67.2 million at December 31, 2013 and $43.0 million at December 31, 2012 and higher bad debt expense as a percentage of net revenues compared to prior periods. Bad debt expense was 7.2 percent and 7.1 percent of net revenues during the six months ended December 31, 2013 and 2012, respectively, and 6.9 percent and 5.9 percent during the fiscal years ended June 30, 2013 and 2012.
Investigations of proprietary education institutions, adverse publicity, and outstanding litigation have adversely impacted our operating results and student enrollment.
Although we believe that there are a number of factors that should contribute to long-term demand for post-secondary education, recently the industry as a whole has been challenged by a number of factors, including the overall negative impact of the current political and economic climate. We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. On July 30, 2012, the majority staff of the US Senate Committee on Health, Education, Labor, & Pensions (the “HELP Committee") released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success" which was drawn from hearings on the industry beginning in August 2010. While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the post-secondary educational population, the report was highly critical of these institutions. Additionally, a number of state Attorneys General have launched investigations into proprietary post-secondary institutions, including a number of our schools. We received subpoenas from the Attorneys General of Florida, Kentucky, New York, Colorado, and Massachusetts in October 2010, December 2010, August 2011, September 2012, and January 2013, respectively, and the San Francisco, California City Attorney in December 2011 in connection with investigations of our institutions and their business practices. As previously disclosed, on December 5, 2013, the Company entered into a Final Consent Judgment with the Colorado Attorney General’s Office, and we accrued the $3.4 million settlement within general and administrative expense in the accompanying consolidated statement of operations in the three months ended December 31, 2013. We also received inquiries from 13 states in January 2014 regarding our business practices, which will be coordinated through the Attorney General of the Commonwealth of Pennsylvania.
In addition, we received subpoenas from the Division of Enforcement of the Securities and Exchange Commission in March 2013 and May 2013 requesting documents and information relating to our valuation of goodwill in fiscal 2012, bad debt allowance for student receivables, and letters of credit we posted with the U.S. Department of Education. We also received a subpoena from the Office of Inspector General of the U.S. Department of Education in May 2013 requesting policies and procedures related to Argosy University's attendance, withdrawal, and return to Title IV policies. These investigations, together with the Washington qui tam lawsuit in which the U.S. Department of Justice and Attorneys General from five states have intervened, have led to a significant amount of negative publicity for the proprietary education industry and our schools. The Consumer Financial Protection Bureau and state attorneys general are also investigating student-lending practices at proprietary education institutions, which actions are expected to continue and could expand in 2014. On January 30, 2014, the Federal Trade Commission (the "FTC") announced a new system to handle complaints from military veterans and service members regarding higher education institutions, providing online reporting forms to file complaints directly with the U.S. Department of Veterans Affairs and the U.S. Department of Defense regarding issues such as cost of attendance, marketing, graduation rates, program quality employment prospects, and course credit. Students may also email similar complaints to the U.S. Department of Education. These complaints will be forwarded to the FTC's Consumer Sentinel Network database. These initiatives could result in additional litigation and investigations regarding proprietary education.
Student concerns regarding the assumption of additional debt in light of the current economic climate have given rise to reluctance to pursue further education.
Due to the effects of the current economic climate many prospective students are unable to make cash payments towards their education. Recently, there has been a significant amount of negative publicity surrounding the incurrence of excessive debt to pay for a post-secondary education. On July 19, 2012, the Consumer Financial Protection Bureau ("CFPB") and the U.S. Department of Education issued a report describing what they characterized as risky practices in the private student loan market over the past ten years, among other things. According to the CFPB's estimates, outstanding student loan debt in the United States exceeded $1 trillion in 2011, consisting of $864 billion of federal student debt and $150 billion of private student loan debt. A number of media outlets have published stories linking student loan indebtedness to the recent mortgage loan crisis. We believe that the negative publicity surrounding student indebtedness, together with the inability of students to pay cash for their education and the effect of a stagnant economy and challenged employment prospects, have led to a reluctance in a number of prospective students to enroll in our schools.
The education industry is rapidly evolving and highly competitive.
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability, and other factors that challenge many of the core principles underlying the industry. Related to this, a substantial proportion of traditional colleges and universities and community colleges now offer some form of distance learning or online education programs, including programs geared towards the needs of working learners. As a result, we face increased competition for students, including from colleges with well-established brand names. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. These include massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, which some educational institutions are now accepting for credit. Further, according to information published by the National Student Clearinghouse, enrollment in post-secondary institutions decreased by 1.5 percent from the Fall of 2012 to the Fall of 2013, and enrollment in four-year proprietary institutions decreased by 9.7 percent during the same time period. We must adapt our business to meet these rapidly evolving developments. We are wo rking to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at an attractive price.
Our business is highly leveraged, which requires us to use cash from operations to repay indebtedness and subjects us to market conditions to refinance debt.
At December 31, 2013, we had $1.28 billion of indebtedness outstanding. The terms of our debt agreements restrict us from certain activities such as incurring additional indebtedness and require us to comply with several financial ratios, which has become more difficult to do as a result of our weaker financial results in recent periods. We refinanced and repaid $375.0 million of 8.75 percent senior notes due June 1, 2014 and issued $203.0 million of senior notes, which are due on July 1, 2018. We are also required to post a letter of credit with the U.S. Department of Education due to our failure to meet certain financial responsibility standards. As of January 2014, this letter of credit requirement is set at 15 percent of the Title IV program funds received by students at our institutions during fiscal 2013, which is $302.2 million. Our significant indebtedness requires us to use a substantial portion of cash flows from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flows to fund our operations and invest further in our business. The factors described above, which have adversely impacted our business, have also made it more difficult to refinance our indebtedness due to investor uncertainty about our results from operations. We also are subject to market factors in connection with our efforts to refinance our indebtedness, including our revolving credit facility which expires on June 1, 2015 and a portion of our term loan which is due in 2016. We may not be able to obtain additional financing on acceptable terms, if at all, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. To the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt. In addition, under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. While Education Management LLC has continued to satisfy applicable financial covenant compliance ratios, due to declining operating performance, the margin between our results and the covenant requirements has decreased significantly over the past 12 months.
Federal government shut down.
On October 1, 2013, the U.S. Departments of Education, Defense, and Veterans Affairs began operating on a limited basis due to the partial federal government shutdown. The contingency plans for the U.S. Department of Education provided that Pell Grant and Direct Student Loan programs under Title IV of the Higher Education Act, which are funded through mandatory and carryover appropriations, would continue to operate as normal for the foreseeable future, and that the U.S. Department of Veterans Affairs benefits would be paid until current funds were exhausted. In some cases the U.S. Department of Defense ceased to provide educational benefits to students. The government shutdown ceased on October 17, 2013 when President Obama signed legislation to fund federal government agencies until January 15, 2014, and to raise the federal debt ceiling through February 7, 2014, and the U.S. Departments of Education, Defense and Veterans Affairs resumed normal activity. However, the February 7, 2014 deadline has passed and the U.S. Department of Treasury currently estimates that it will exhaust its borrowing capacity to fund the government in late February if the debt ceiling is not raised or suspended prior to such time. We are unable to anticipate whether a subsequent shutdown will occur in the future, the nature and scope of any related contingency plan, or the likelihood of another agreement to raise the debt ceiling, the occurrence or non-occurrence of each of which could negatively impact our revenues and adversely affect our business, results of operations, financial condition, and cash flows.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	58.3%	55.0%	59.9%	58.7%
General and administrative	29.7%	26.1%	29.7%	27.3%
Depreciation and amortization	6.5%	6.0%	6.6%	6.6%
Long-lived asset impairments	0.6%	—%	0.3%	—%
Total costs and expenses	95.1%	87.1%	96.5%	92.6%
Income before interest and taxes	4.9%	12.9%	3.5%	7.4%
Interest expense, net	5.3%	4.8%	5.4%	5.0%
(Loss) income before income taxes	(0.4)%	8.1%	(1.9)%	2.4%
Income tax (benefit) expense	(0.6)%	3.3%	(1.2)%	1.0%
Net income (loss)	0.2%	4.8%	(0.7)%	1.4%
Three Months Ended December 31, 2013 (current quarter) compared to Three Months Ended December 31, 2012 (prior year quarter)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
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
Net revenues decreased 9.3 percent to $593.7 million in the current quarter compared to $654.9 million in the prior year quarter. The decrease in net revenues was due primarily to a 6.5 percent decrease in average enrolled student body to 122,990 students compared to the prior year quarter as well as our continued efforts to improve the affordability of the education we provide by awarding more scholarships to our students compared to the prior year quarter. In addition, there were less revenue days in the current quarter compared to the prior year quarter due primarily to The Art Institutes' fall academic term beginning on September 30, 2013.
Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs. Educational services expense decreased by $14.8 million, or 4.1 percent, to $345.6 million in the current quarter. We recognized $3.9 million of restructuring expenses in the current quarter related to a sublease we entered into after consolidating office space and employee severances that occurred primarily at our Art Institutes segment. After adjusting for restructuring expenses, educational services expense increased by 253 basis points as a percentage of net revenues compared to the prior year quarter due primarily to decreases in average class size due to lower average enrolled student body and the resulting loss of operating leverage, coupled with less revenue days recognized during the current quarter primarily as a result of the early Art Institutes' campus-based fall academic term start described below under "Analysis of Operating Results by Reportable Segment."
Costs that were most affected by the loss in operating leverage in the current quarter compared to the prior year quarter were employee-related costs, which increased by 184 basis points as a percentage of net revenues, and rent expense associated with school locations, which was relatively flat on an absolute basis, but increased 94 basis points as a percentage of net revenues. The increase in rent expense as a percentage of net revenues was also impacted by the higher number of leases as a result of the sale-leaseback transactions we entered into in the latter half of the second quarter of fiscal 2013 as well as the comparative effect of a favorable rent credit at one of our leased school locations in fiscal 2013. Bad debt expense was $39.6 million, or 6.7 percent of net revenues, in the current quarter compared to $40.8 million, or 6.2 percent of net revenues, in the prior year quarter, an increase of 44 basis points. Outside services costs also increased by 18 basis points compared to the prior year quarter.
Partially offsetting the above increases was lower cost of sales related to our bookstores, which decreased 57 basis points as a percentage of revenues compared to the prior year quarter primarily due to the impact of the aforementioned early Art Institutes' campus-based fall academic term. In addition, the comparative effect of a $3.5 million net loss recorded in the prior year quarter in connection with the aforementioned sale leaseback-transactions represented a decrease in educational services expense of 53 basis points as a percentage of revenues compared to the prior year quarter. The remaining net increase of 23 basis points resulted from changes in other costs, none of which was individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal and consulting services, corporate development and other departments that do not provide direct services to our students. General and administrative expense was $176.4 million in the current quarter, an increase of 3.1 percent from $171.2 million in the prior year quarter. During the three months ended December 31, 2013, we recognized $5.6 million of restructuring expenses relating to corporate-related employee severance charges and $6.0 million of settlement-related costs. After adjusting for these items, general and administrative expense increased by 164 basis points as a percentage of net revenues compared to the prior year quarter primarily due to the loss of operating leverage.
Marketing and admissions costs were 22.4 percent of net revenues in the current quarter and 21.3 percent of net revenues in the prior year quarter, representing an increase of 103 basis points; however, the overall marketing and admissions cost per new student decreased approximately 4 percent as admissions productivity more than offset higher marketing costs. Also contributing to the increase in general and administrative expense were legal and consulting services costs, which increased by 57 basis points compared to the prior year quarter, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability. The remaining net increase of four basis points as a percentage of net revenues in the current quarter relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $38.6 million in the current quarter compared to $39.3 million in the prior year quarter, a decrease of 1.7 percent.
Long-lived asset impairments
During the three months ended December 31, 2013, we recorded long-lived asset impairments of $3.8 million at two of our Brown Mackie Colleges locations because anticipated future cash flows could not support the net book values of their property and equipment, which primarily consisted of leasehold improvement assets.
Interest expense, net
Net interest expense was $31.6 million in the current quarter, an increase of $0.6 million, or 2.0 percent, from the prior year quarter. The increase was primarily due to the higher rate on the PIK Notes issued in connection with a debt refinancing in March 2013 partially offset by a slightly lower rate on the Tranche C-2 term loan and lower letter of credit fees in the current quarter compared to the prior year quarter. Refer to Part II, Item 8 "Financial Statements and Supplementary Data," Note 8, "Short-Term and Long-Term Debt" of the June 30, 2013 Annual Report on Form 10-K for more information on the March 2013 debt refinancing.
Provision for income taxes
Our effective tax rate in the three months ended December 31, 2013 was impacted by the disproportionate impact on low earnings of discrete items as well as permanent tax differences, which have remained relatively consistent period over period. The effective tax rate for the three months ended December 31 2012 was 41.3 percent. The effective tax rates differ from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, discrete items and the accounting related to uncertain tax positions.
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
Six Months Ended December 31, 2013 (current year period) compared to the Six Months Ended December 31, 2012 (prior year period)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
Net revenues decreased 7.1 percent to $1,174.1 million in the six months ended December 31, 2013 compared to $1,264.5 million in the six months ended December 31, 2012. The decrease in net revenues was due primarily to a 7.5 percent decrease in average enrolled student body to 120,360 students compared to the prior year period as well as our continued efforts to improve the affordability of the education we provide by awarding more scholarships to our students compared to the prior year quarter.
Educational services expense
Educational services expense decreased by $38.4 million, or 5.2 percent to $703.3 million in the current year period. We recognized $4.7 million and $8.2 million of restructuring expenses in the six months ended December 31, 2013 and 2012, respectively. After adjusting for these items, educational services expense increased by 149 basis points as a percentage of net revenues compared to the prior year period due primarily to decreases in average class size due to lower average enrolled student body compared to the prior year period and the resulting loss of operating leverage.
Costs that were most affected by the loss in operating leverage were employee-related costs, which increased by 60 basis points in the current year period compared to the prior year period, and rent expense associated with school locations, which increased 82 basis points as a percentage of net revenues compared to the prior year period. The increase in rent expense as a percentage of net revenues was due in part to more leases as a result of the sale-leaseback transactions we entered into in the latter half of the second quarter of fiscal 2013 as well as the comparative effect of a favorable rent credit at one of our leased school locations in fiscal 2013. Bad debt expense was $84.7 million, or 7.2 percent of net revenues, in the current year period compared to $89.8 million, or 7.1 percent of net revenues, in the prior year period, an increase of 11 basis points. The remaining net decrease of four basis points resulted from changes in other costs, none of which was individually significant.
General and administrative expense
General and administrative expense was $348.6 million in the current year period, an increase of 0.8 percent from $345.7 million in the prior year period. We recognized $6.4 million and $0.9 million of restructuring expenses in the six months ended December 31, 2013 and 2012, respectively. Additionally, we recognized $6.0 million of settlement-related costs in the current year period. After adjusting for these items, general and administrative expense increased by 138 basis points as a percentage of net revenues compared to the prior year period. Marketing and admissions costs were 23.3 percent of net revenues in the current year period and 22.5 percent of net revenues in the prior year period representing an increase of 82 basis points. Legal and consulting services costs increased by 61 basis points in the current year period compared to the prior year period, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability. The remaining net decrease of five basis points as a percentage of net revenues in the current year period relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $77.2 million in the current year period compared to $83.4 million in the prior year period. The year over year decrease of 7.4 percent was primarily due to accelerated amortization of $4.6 million recorded in the prior year period due to a software related asset that no longer had a useful life.
Interest expense, net
Net interest expense was $63.5 million in the current year period, an increase of $1.0 million from the prior year period, or 1.6 percent. The increase was primarily due to the higher rate on the PIK Notes issued in connection with a debt refinancing in March 2013 partially offset by a slightly lower rate on the Tranche C-2 term loan and lower letter of credit fees in the current year period compared to the prior year period.

Provision for income taxes
Our effective tax rate was a benefit of 62.3 percent in the current year period and an expense of 42.2 percent in the prior year period. The current year period reflects a deferred tax benefit of approximately $3.2 million recorded as a discrete item resulting from the July 2013 enactment of Pennsylvania House Bill No. 465, which, in addition to other amendments, changes how revenues from the sale of services are sourced for Pennsylvania income tax purposes.
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
Student information by segment was as follows:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
New student enrollment: (1)	2013	2012	% Change	2013	2012	% Change
The Art Institutes	12,430	12,240	1.6%	28,000	29,170	(4.0)%
Argosy University	3,260	3,370	(3.3)%	9,010	9,260	(2.7)%
Brown Mackie Colleges	3,450	3,840	(10.2)%	8,250	8,880	(7.1)%
South University	4,680	4,530	3.3%	9,330	9,440	(1.2)%
Total EDMC	23,820	23,980	(0.7)%	54,590	56,750	(3.8)%

Average enrolled student body: (1) (2)
The Art Institutes	64,560	69,400	(7.0)%	62,890	68,130	(7.7)%
Argosy University	23,830	25,530	(6.7)%	23,520	25,080	(6.2)%
Brown Mackie Colleges	16,090	17,520	(8.2)%	16,020	17,470	(8.3)%
South University	18,510	19,030	(2.7)%	17,930	19,420	(7.7)%
Total EDMC	122,990	131,480	(6.5)%	120,360	130,100	(7.5)%
(1) The data above includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the monthly average of the unique students who met attendance requirements within each month of the three and six months ended December 31, 2013 and 2012.
The measure used by the chief operating decision maker to evaluate segment performance and allocate resources is EBITDA excluding certain expenses, which we define as net income before interest, income taxes, depreciation and amortization and certain other expenses related to restructuring charges, settlement-related costs and long-lived asset impairments. EBITDA excluding certain expenses is not a recognized term under accounting principles generally accepted in the United States of America ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA excluding certain expenses is helpful in highlighting trends because it excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity.
To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the three and six months ended December 31, 2012 as if The Center existed in prior periods and allocating its costs in a manner consistent with the current methodology. The creation of The Center and changes in the allocation methodology had no impact on previously reported consolidated EBITDA excluding certain expenses. See Item 1, “Financial Statements,” Note 14, “Segment Reporting” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income (loss) before income taxes.
Net revenues and EBITDA excluding certain expenses by reportable segment were as follows (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Net revenues:	2013	2012	2013	2012
The Art Institutes	$371,474	$411,533	$727,989	$791,672
Argosy University	76,640	92,312	159,788	174,232
Brown Mackie Colleges	69,463	78,274	139,649	152,246
South University	76,096	72,776	146,627	146,309
Total EDMC	$593,673	$654,895	$1,174,053	$1,264,459

EBITDA excluding certain expenses:
The Art Institutes	$87,992	$113,429	$147,089	$182,848
Argosy University	2,547	15,231	5,931	15,401
Brown Mackie Colleges	7,123	8,980	13,407	18,186
South University	12,158	9,132	17,550	16,364
Corporate and other	(22,737)	(23,444)	(44,727)	(46,550)
Total EDMC	$87,083	$123,328	$139,250	$186,249

Depreciation and amortization expense, which is excluded from EBITDA excluding certain expenses, was as follows for each reportable segment (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Depreciation and Amortization:	2013	2012	2013	2012
The Art Institutes	$19,527	$19,702	$39,449	$39,280
Argosy University	3,752	4,162	7,609	8,459
Brown Mackie Colleges	5,322	5,438	10,432	11,613
South University	3,349	3,307	6,596	6,508
Corporate and other (+)	6,643	6,646	13,112	17,540
Total EDMC	$38,593	$39,255	$77,198	$83,400

(+) Includes a $4.6 million charge in the six months ended December 31, 2012 pertaining to software related assets that no longer had a useful life.

Three Months Ended December 31, 2013 (current quarter) Compared with the Three Months Ended December 31, 2012 (prior year quarter)
The Art Institutes
Net revenues decreased by $40.1 million, or 9.7 percent, to $371.5 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 7.0 percent, or approximately 4,840 students. The decrease in average enrolled student body was primarily the result of the factors described above under "Key Trends, Developments and Challenges." In addition, The Art Institutes awarded a larger amount of scholarships to students in the current quarter compared to the prior year quarter, which also contributed to the year-over-year decrease in net revenues. Furthermore, the campus-based fall academic term that typically begins in October for The Art Institutes began on September 30 in the current year, which resulted in one less revenue day in the current quarter compared to the prior year quarter.
The declines in average enrolled student body and net revenues contributed to the $25.4 million decrease in EBITDA excluding certain expenses, which fell to $88.0 million in the current quarter. Primarily as a result of our efforts to keep costs aligned with current enrollment levels, operating expenses, excluding depreciation and amortization, decreased by 4.9% year-over-year.
Operating expenses increased as a percentage of net revenues in the current quarter due primarily to reduced operating leverage in employee-related expenses, rent expense and investments in marketing that we believe will help stabilize our average enrolled student body as we progress through fiscal 2014. The overall marketing and admissions cost per new student decreased as admissions productivity more than offset higher marketing costs. Bad debt expense increased in the current quarter compared to the prior year quarter primarily due to higher short-term and long-term receivable balances resulting from the increased extension of credit to students. Also contributing to the increase were legal and consulting services costs, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability. Partially offsetting the above increases was the comparative effect of a net loss recorded in the prior year quarter in connection with the sale-leaseback transactions described above under "Results of Operations."
Argosy University
Net revenues decreased by $15.7 million, or 17.0 percent, to $76.6 million in the current quarter compared to the prior year quarter due to the decrease in average enrolled student body of 6.7 percent, or approximately 1,700 students. The decrease in net revenues is also due to a higher amount of scholarships awarded in the current quarter compared to the prior year quarter and the timing of the fall semester start year-over-year that resulted in less revenue days in the current quarter compared to the prior year quarter. The decrease in net revenues, coupled with reduced operating leverage, resulted in a $12.7 million decrease to EBITDA excluding certain expenses, which was $2.5 million in the current quarter.
Brown Mackie Colleges
Net revenues decreased $8.8 million, or 11.3 percent, to $69.5 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 8.2 percent, or approximately 1,430 students. The above decrease in net revenues coupled with reduced operating leverage resulted in a $1.9 million decrease in EBITDA excluding certain expenses to $7.1 million in the current quarter. In addition, the prior year quarter benefited from a favorable rent credit at one of its leased school locations that did not occur in the current quarter.
South University
Despite a decrease in average enrolled student body of 2.7 percent, or approximately 520 students, net revenues increased $3.3 million, or 4.6 percent, to $76.1 million in the current quarter compared to the prior year quarter. The decrease in average enrolled student body was more than offset by an increase in average revenue per student in the current quarter due primarily to a greater mix of campus-based students relative to fully-online students. The net revenue increase coupled with improved operating leverage resulted in a $3.0 million increase to EBITDA excluding certain expenses, which was $12.2 million in the current quarter.
Six Months Ended December 31, 2013 (current period) Compared with the Six Months Ended December 31, 2012 (prior year period)
The Art Institutes
Net revenues decreased by $63.7 million, or 8.0 percent, to $728.0 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 7.7 percent, or approximately 5,240 students. The Art Institutes also awarded a larger amount of scholarships to students in the current period compared to the prior year period, which also contributed to the year-over-year decrease in net revenues. The declines in average enrolled student body and net revenues contributed to the $35.8 million decrease in EBITDA excluding certain expenses, which fell to $147.1 million in the current period along with reduced operating leverage in salaries and rent expense and higher bad debt expense as well as legal and consulting services costs in the current year period, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability.
Argosy University
Net revenues decreased by $14.4 million, or 8.3 percent, to $159.8 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 6.2 percent, or approximately 1,560 students as well as the higher amount of scholarships awarded. The decrease in net revenues coupled with reduced operating leverage resulted in a $9.5 million decrease in EBITDA excluding certain expenses, which was $5.9 million in the current period.
Brown Mackie Colleges
Net revenues decreased $12.6 million, or 8.3 percent, to $139.6 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 8.3 percent, or approximately 1,450 students. The above decrease in net revenues coupled with reduced operating leverage resulted in a $4.8 million decrease in EBITDA excluding certain expenses to $13.4 million in the current period. In addition, the prior year period benefited from a favorable rent credit at one of its leased school locations that did not occur in the current year period.
South University
Despite a decrease in average enrolled student body of 7.7 percent, or approximately 1,490 students, net revenues increased $0.3 million, or 0.2 percent, to $146.6 million in the current period compared to the prior year period. The decrease in average enrolled student body was more than offset by an increase in average revenue per student in the current period due primarily to a greater mix of campus-based students relative to fully-online students. The net revenue increase coupled with improved operating leverage resulted in a $1.2 million increase to EBITDA excluding certain expenses, which was $17.6 million in the current year period.
Liquidity and Funds of Capital Resources
We finance our operating activities primarily by cash generated from operations, and our primary source of cash is tuition collected from our students. Most of the students at our institutions based in the United States rely, at least in part, on financial assistance programs to pay for their education, the most significant of which are federal student aid programs under Title IV of the HEA. We believe that cash flow from operations, supplemented from time to time with borrowings under our revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the next twelve months. However, our ability to extend the maturity of our $200.0 million cash secured letter of credit facilities, which mature in July 2014, or refinance our $328.3 million revolving credit facility that matures on June 1, 2015 on terms acceptable to us could be adversely impacted by our financial performance in fiscal 2014. If we cannot extend the maturity of or refinance these financial instruments, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Operating cash flows
Cash flows provided by operating activities for the six months ended December 31, 2013 were $39.7 million compared to $93.2 million for the six months ended December 31, 2012. The decrease in operating cash flow was primarily due to lower operating results.
The substantial majority of our consolidated net revenues is derived from the receipt by students of Title IV financial aid program funds during the six months ended December 31, 2013, but the extent to which we extend credit to our students has increased in recent years due to decreases in the availability of PLUS program and private loans for students. We expect this trend to continue in the future. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. The repayment period for financing made available to students is currently set at a maximum of 42 months beyond graduation, and the total amount of gross receivables that extend beyond twelve months was $67.2 million at December 31, 2013 and $43.0 million at December 31, 2012, which includes amounts awarded under a new program that commenced in the fourth quarter of fiscal 2013 under which we purchase loans awarded and disbursed to our students from a private lender. We do not expect future loan purchases to have a material impact on our cash flow from operations in fiscal 2014 because there would be greater use of our payment plans absent this program.
Bad debt expense as a percentage of net revenues was 7.2 percent during the six months ended December 31, 2013 and 7.1 percent for the six months ended December 31, 2012. If students continue to utilize the funding sources described above, our bad debt expense as a percentage of net revenues will remain high and our cash flow from operations will continue to be impacted negatively due to delayed receipts of cash from students. Because these funding sources are not federal student loans, these plans do not directly affect our published federal student loan cohort default rates. However, these funding sources may have an indirect negative impact on the federal student loan cohort default rates because our students effectively may have more total debt upon graduation.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flows from operations, net accounts receivable, unearned tuition and advance payment balances. The changes to start dates of academic terms did not have a significant impact to cash flow from operations for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012.
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
Direct Loan Programs and Private Student Loans
On a consolidated basis, cash received from students attending our institutions that was derived from Title IV programs represented approximately 73 percent of our total cash receipts during the fiscal year ended June 30, 2013. These receipts include $368.4 million of stipends, which are receipts by students of financing that exceed the tuition and fees paid to our institutions. Stipends are disbursed to students to use for living and other expenses incurred while attending school and are not included in our consolidated net revenues. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as stipends, the percentage of revenues derived by our institutions from Title IV programs during the fiscal year ended June 30, 2013 ranged from 56 percent to approximately 82 percent, with a weighted average of approximately 76 percent.
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
Investing cash flows
Capital expenditures were $31.3 million, or 2.7 percent of net revenues, in the six months ended December 31, 2013, compared to $39.5 million, or 3.1 percent of net revenues, in the six months ended December 31, 2012. We expect capital expenditures to approximate $80.0 million for the fiscal year ending June 30, 2014.
We completed five sale-leaseback transactions with unrelated third parties in the prior year for net proceeds of $65.1 million. Reimbursements for tenant improvements represent cash paid for capital expenditures in which the terms of the applicable lease agreements require the lessors to reimburse the Company for leasehold improvements.
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of December 31, 2013, we had $1.3 billion in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility, which currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility, that we obtained in connection with the Transaction. We borrowed $75.0 million under the revolving credit facility at June 30, 2013 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2013 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2013 or in the six months ended December 31, 2013.
At December 31, 2013, we had issued an aggregate of $354.0 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement in favor of the U.S. Department of Education was $348.6 million at December 31, 2013, which equals 15 percent of the total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. In January 2014, the U.S. Department of Education decreased its letter of credit requirement from $348.6 million to $302.2 million, which equals 15 percent of total Title IV aid received by students who attended our institutions during the fiscal year ended June 30, 2013.
In order to fund the letter of credit obligation to the U.S. Department of Education at December 31, 2013, we used all $200.0 million of capacity under our two cash secured letter of credit facilities and $148.6 million of letter of credit capacity under the revolving credit facility. Letters of credit outstanding under the revolving credit facility reduce the amount available for borrowing; therefore, the amount available to borrow under the revolving credit facility was $174.3 million at December 31, 2013.
In the six months ended December 31, 2013, we classified $6.1 million as a financing cash inflow related to share-based payment exercise and vesting activity and any associated excess tax benefits. In connection with the vesting of restricted stock units that occurred during the current period, we paid $2.7 million in minimum tax withholdings on behalf of our employees; in exchange, we retained shares equal to the value of the required tax withholding payments on the vesting dates.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 31, 2013, EM LLC was in compliance with the financial and non-financial covenants. Our excess coverage on the financial covenants is typically at its lowest as of December 31 and June 30 each year as a result of cash being used in the second and fourth quarters of our fiscal year due to the timing of the starts of our academic terms. While we have continued to satisfy applicable financial covenant compliance ratios, due to declining operating performance, the margin between actual results and the covenant requirements has decreased significantly over the past 12 months. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future.
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

For the Twelve Month Period Ended December 31, 2013
Net loss	$(294.1)
Interest expense, net	125.7
Income tax benefit	(15.5)
Depreciation and amortization	158.6
EBITDA	(25.3)
Long-lived asset impairments (1)	327.5
Non-cash compensation (2)	19.4
Severance and relocation	16.7
Settlement-related costs	6.0
Loss on debt refinancing (3)	5.2
Other	5.0
Adjusted EBITDA - Covenant Compliance	$354.5

(1)
We recorded long-lived asset impairments of $323.7 million in the quarter ended March 31, 2013 primarily consisting of a goodwill impairment at The Art Institutes. In addition, we recorded an impairment of $3.8 million at two of our locations in the quarter ended December 31, 2013 as estimated future cash flows were insufficient to support the carrying values of their property and equipment.

(2)	Represents non-cash expense primarily for stock options and restricted stock units.

(3)	In March 2013, we recorded a $5.2 million loss on debt refinancing in connection with the refinancing of the 8.75 percent senior notes originally due June 2014.
Our financial covenant requirements under the senior secured credit facilities and actual ratios for the twelve month period ended December 31, 2013 were as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.75x	3.01x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 3.50x	3.44x
New Negotiated Rulemaking
On April 16, 2013, the U.S. Department of Education announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under the HEA. In January 2014, the U.S. Department of Education commenced negotiated rulemaking sessions to implement changes to the Clery Act required by the Violence Against Women Act which, among other items, requires institutions to compile statistics for certain crimes reported to campus security authorities or local police agencies, and include such information in its annual security report. Additionally, another series of negotiated rulemaking sessions to address program integrity and improvement issues will be held in February, March, and April 2014, and will address cash management of Title IV funds including use of debit cards and handling of Title IV credit balances; state authorization for programs offered through distance or correspondence education; state authorization for non-U.S. locations of educational institutions; clock to credit hour conversion; the definition of "adverse credit" for borrowers under the Federal Direct PLUS Loan Program; and the application of repeat coursework provisions to graduate and undergraduate programs. These negotiated rulemaking initiatives are expected to produce new regulations in a variety of areas. The effective date of any such regulations cannot be determined at this time, but it is likely that the rules, if adopted, would be effective on or after July 1, 2015.
The U.S. Department of Education also held negotiated rulemaking sessions to discuss a proposed "gainful employment" rule in September, November, and December 2013.  On August 30, 2013, the U.S. Department of Education issued a draft gainful employment regulation that would determine program eligibility and student notice requirements based on whether the program satisfies annual metrics related to student loan borrowing and earnings of graduates. The draft regulatory language, which was subsequently modified by the U.S. Department of Education, contains a number of modifications to the provisions of the previous regulation that was vacated by the U. S. District Court for the District of Columbia on June 30, 2012 in Association of Private Colleges and Universities v. Duncan, as well as some additional provisions, with many of these being more restrictive than the vacated regulation. If implemented as proposed, the regulatory language would have a material adverse impact on our business.
We are evaluating the potential impact of the draft regulation, which may be significantly revised in the future. The negotiated rulemaking sessions did not reach consensus, which allows the U.S. Department of Education to further modify the rule proposal in its discretion. On January 30, 2014, the OIRA at the OMB posted a notice that it had received a draft of the proposed gainful employment rule from the U.S. Department of Education. The draft regulation is reviewed by OIRA/OMB prior to a notice of proposed rulemaking being released for public comment. See Part I, Item 1 “Business — Student Financial Assistance — New Negotiated Rulemaking" of our June 30, 2013 Annual Report on Form 10-K and http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/gainfulemployment.html for more information.
The U.S. Department of Education has also conducted listening tours to solicit public feedback building on President Obama’s call for a national college rating system. The Secretary of the Department has publicly stated that draft ratings system are expected to be issued in early 2014, but a system is not expected to be effective for several years.
Use of Estimates and Critical Accounting Policies
As disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Use of Estimates and Critical Accounting Policies" of our 2013 Annual Report on Form 10-K, the fair value of The Art Institutes reporting unit exceeded its carrying value by more than 15 percent at March 31, 2013. During the quarter ended December 31, 2013, we observed declining application trends for future academic terms, particularly at The Art Institutes reporting unit, and performed a sensitivity analysis of its fair value using the most recently completed long range forecast and available earnings multiples of our peer group.
As a result of the sensitivity analysis performed in the current quarter, we continue to believe that the fair value of The Art Institutes exceeds its carrying value by more than 10 percent at December 31, 2013; accordingly, we do not believe that it is more-likely-than-not that the fair value of The Art Institutes has decreased below its carrying value at December 31, 2013. We also considered the results of the most recently completed long range forecast and available earnings multiples for the potential impact on the fair values of the Argosy University and South University reporting units and, based on our analysis, we do not believe that it is more-likely-than-not that the fair values of these reporting units have decreased below their carrying values at December 31, 2013. Consequently, we concluded that none of our reporting units experienced any triggering event that would have required a step one interim goodwill impairment analysis at December 31, 2013.

Contingencies
Refer to Item 1 “Financial Statements,” Note 12 “Contingencies."
Off Balance Sheet Arrangements
We lease most of our facilities under operating lease agreements and anticipate that future commitments on existing leases will be satisfied by cash provided from operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
At December 31, 2013, we have provided $20.1 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.
New Accounting Standards Not Yet Adopted
None.
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
Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to: the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of on-ground and online students enrolled in our programs; changes in average registered credits taken by students; student retention; our ability to maintain eligibility to participate in Title IV programs; changes in government spending; other changes in our students' ability to access federal and state financial aid, as well as private loans from third-party lenders; any difficulties we may face in opening new schools, growing our online academic programs and otherwise implementing our growth strategy; increased or unanticipated legal and regulatory costs, including settlement amounts related to litigation; the results of program reviews and audits; changes in accreditation standards; the implementation of new operating procedures for our fully-online programs; the potential impact of the gainful employment regulation expected to be issued by the U. S. Department of Education; adjustments to our programmatic offerings to comply with the 90/10 rule; modifications to our marketing programs to respond to market conditions and as part of our cost saving initiatives; our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs; our ability to refinance our existing indebtedness, including our revolving credit facility which expires on June 1, 2015; other market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and overall condition of the industry; changes in the overall U.S. or global economy; disruptions or other changes in access to the credit and equity markets in the United States and worldwide; and the effects of war, terrorism, natural disasters or other catastrophic events.
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

In addition to the other information set forth below, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2013 and in our Form 10-Q for the quarter ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business or financial performance.

We currently are subject to lawsuits filed under the federal False Claims Act, and in the future, government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate other litigation against us, which may adversely impact our licensing or accreditation status, or Title IV eligibility, and thereby adversely affect our results of operations and cash flows.
From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. For example, we are the subject of two qui tam actions filed under the federal False Claims Act, as discussed above in Item 1, "Financial Statements," Note 12, "Contingencies." In the Washington case, the U.S. Department of Justice and five states have intervened under their respective False Claims Acts related to our compliance with the U.S. Department of Education's prior incentive compensation rule. The Sobek case alleges that we violated the U.S. Department of Education's substantial misrepresentation regulation and did not properly track student academic progress. In both cases, the relators seek to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary damages. Consequently, while we believe these claims are without merit and intend to vigorously defend ourselves, an outcome adverse to us could result in a substantial judgment against us that could have a materially adverse effect on our financial condition. See Item 3, “Legal Proceedings" of our Annual Report on Form 10-K for the year ended June 30, 2013 and Quarterly Reports on Form 10-Q filed thereafter.
We are also the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. We are cooperating with the Office of Inspector General in connection with its investigation. Additionally, the U.S. Department of Justice recently notified us that we are being investigated by the U.S. Attorney's Office for the Middle District of Tennessee in connection with a claim under the federal False Claims Act. Further, the U.S. Department of Education may take emergency action to suspend any of our schools' certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent the misuse of Title IV program funds.
If the results of any such proceedings are unfavorable to us, we may lose or have limitations imposed on our accreditation, state licensing, state grant or Title IV program participation, be required to pay monetary damages or be subject to fines, penalties, injunctions or other censure that could materially and adversely affect our business. We also may be limited in our ability to open new schools or add new program offerings and may be adversely impacted by the negative publicity surrounding an investigation or lawsuit. Even if we adequately address the issues raised by an agency review or investigation or successfully defend a third-party lawsuit, we may suffer interruptions in cash flows due to, among other things, transfer from the advance funding to the “reimbursement” or “heightened cash monitoring” method of Title IV program funding, and we may have to devote significant money and management resources to address these issues, which could harm our business. We cannot predict that litigation with respect to which we are in settlement discussions will be settled and, if so, in amounts expected or within estimated accruals for loss contingencies, or if such settlements will be covered by insurance. Additionally, we may experience adverse collateral consequences, including declines in the number of students enrolling at our schools and the willingness of third parties to deal with us or our schools, as a result of any negative publicity associated with such reviews, claims or litigation.
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
On January 30, 2014, the FTC announced a new system to handle complaints from military veterans and service members regarding higher education institutions, providing customized online reporting forms to file complaints directly with the U.S. Department of Veterans Affairs and the U.S. Department of Defense regarding issues such as cost of attendance, marketing, graduation rates, program quality employment prospects, and course credit. Students may also email similar complaints to the U.S. Department of Education. These complaints will be forwarded to the FTC's Consumer Sentinel Network database. In November 2013, the FTC published revised Guides for Private Vocational and Distance Education Schools expanding the scope of potential liability of proprietary schools and setting forth more stringent restrictions on advertising and recruitment practices by expanding the activities that the FTC considers "deceptive." The FTC actions are intended to comply with the Improving Transparency of Educational Opportunities for Veterans Act of 2012 which requires the FTC to partner with the U.S. Department of Veterans Affairs and other agencies to improve outreach and transparency regarding the quality of instruction, recruiting practices, and post-graduate employment by higher education institutions.
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
In January 2014, we received inquiries from 13 states regarding our business practices. The Attorney General of the Commonwealth of Pennsylvania informed us that it will serve as the point of contact for the inquiries related to us. The inquiries focus on our practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results, and student lending activities, among other matters. Several other companies in the proprietary education industry have disclosed that they received similar inquiries. Further, in December 2013 the office of enforcement of the Consumer Financial Protection Bureau notified two publicly traded companies in the education industry that it is considering recommending that that the Bureau take legal action against the companies.
We cannot predict the extent to which, or whether, these regulatory actions, hearings, and investigations will result in legislation, further rulemaking affecting our participation in Title IV programs, or litigation alleging statutory violations, regulatory infractions or common law causes of action. The adoption of any law or regulation that reduces funding for federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action also may increase our administrative costs and require us to modify our practices in order for our schools to comply with applicable requirements. Additionally, actions by state Attorneys General and other governmental agencies could damage our reputation and limit our ability to recruit and enroll students, which could reduce student demand for our programs and adversely impact our revenue and cash flow from operations.
Our regulatory environment and our reputation may be negatively influenced by the actions of other post-secondary education institutions and the current media environment.
In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary education institution, including the HELP Committee hearings on the proprietary education sector during 2010 and 2011 and the resulting report issued by the majority staff of the HELP Committee on July 30, 2012. In addition, a number of State Attorneys General have launched investigations into post-secondary institutions, including some of our schools. Moreover, the Consumer Financial Protection Bureau and state attorneys general are also investigating student-lending practices at proprietary institutions, which actions are expected to continue and could expand in 2014. Private parties have recently filed a number of significant lawsuits against post-secondary institutions alleging wrongdoing, including the misstatement of graduate job placement rates. The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegation of, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted significant adverse media coverage. The intervention by the U.S. Department of Justice and five states in a qui tam case involving our alleged violation of the U.S. Department of Education’s prior incentive compensation rules has also drawn significant media attention. Allegations against the post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our net revenues, cash flows and operating profit or result in increased regulatory scrutiny.
Government laws and regulations are evolving and unfavorable changes could harm our business.
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the post-secondary industry. Existing and future laws, regulations, and executive orders may impede our growth. These regulations, laws, and orders may cover consumer protection, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications and Internet services. We are also subject to federal and state lobbying regulation as well as new federal disclosure requirements regarding the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. Legislation, regulation, and executive orders in the United States as well as international laws and regulations could result in compliance costs which may reduce our revenue and income and/or result in reputational damage, as well as governmental action should our compliance measures not be deemed satisfactory.
Our debt agreements contain restrictions that limit our flexibility in operating our business, and our risk of failing to satisfy one or more of the financial covenants under our debt agreements is greater in light of recent changes to those covenants and our recent and projected results of operations.
Our senior secured credit facilities and the indenture governing our PIK Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit certain of our subsidiaries' ability to, among other things:

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

In addition, under its senior secured credit facilities, our subsidiary, Education Management LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of December 31, 2013, it was in compliance with the financial and non-financial covenants. However, its continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that it will meet those ratios and tests in the future. Furthermore, on September 30, 2012, the Consolidated Total Debt to Adjusted EBITDA ratio decreased from 4.00x to 3.50x and the minimum interest coverage ratio increased from 2.50:1 to 2.75:1, which makes it more difficult for us to comply with these covenants in the future. While we have continued to satisfy applicable financial covenant compliance ratios, due to declining operating performance, the margin between our results and the covenant requirements has decreased significantly over the past 12 months.
A breach of any of these covenants could result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. Certain of our subsidiaries have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our indebtedness under our senior secured credit facilities, as well as our unsecured indebtedness. In addition, the indenture governing the PIK Notes includes a cross-default provision to debt with a principal amount of greater than $50.0 million, which would require the PIK Notes to be prepaid or redeemed in the event of a default with respect to such debt.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS INDEX

Number	Document
10.1*	Waiver and Release of Claims dated December 26, 2013 between Education Management LLC and John Kline
10.2*	Education Management Corporation Amended 2012 Long Term Incentive Plan
31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION

/s/ MICK J. BEEKHUIZEN
Mick J. Beekhuizen Executive Vice President and Chief Financial Officer
Date: February 10, 2014