Form 10-Q
period 2014-03-31
EDUCATION MANAGEMENT CORPORATION
filed 2014-05-08
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes   ☐     No ☒
As of May 8, 2014, there were 125,976,789 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2014	June 30, 2013	March 31, 2013
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,468	$130,695	$183,614
Restricted cash	272,090	271,340	272,029
Total cash, cash equivalents and restricted cash	449,558	402,035	455,643
Student receivables, net of allowances of $176,039, $174,760 and $177,802 (Note 6)	176,847	206,406	153,069
Notes, advances and other receivables	43,176	32,547	27,509
Deferred income taxes	76,813	76,927	102,793
Prepaid income taxes	29,147	20,854	—
Other current assets	36,983	32,850	40,547
Total current assets	812,524	771,619	779,561
Property and equipment, net (Note 4)	442,902	525,625	543,731
Goodwill (Note 5)	343,406	777,153	777,153
Intangible assets, net (Note 5)	223,282	300,435	301,039
Other long-term assets	55,236	48,524	55,878
Total assets	$1,877,350	$2,423,356	$2,457,362
Liabilities and shareholders’ (deficit) equity
Current liabilities:
Current portion of long-term debt (Note 8)	$11,875	$12,076	$12,076
Revolving credit facility (Note 8)	—	75,000	—
Accounts payable	31,594	32,559	20,955
Accrued liabilities (Note 7)	171,248	157,417	148,782
Accrued income taxes	—	—	3,174
Unearned tuition	74,051	113,371	78,473
Advance payments	165,253	95,675	222,942
Total current liabilities	454,021	486,098	486,402
Long-term debt, less current portion (Note 8)	1,271,986	1,273,164	1,283,344
Deferred rent	187,739	201,202	206,847
Deferred income taxes	40,487	72,622	90,522
Other long-term liabilities	24,090	34,414	39,250
Shareholders’ (deficit) equity:
Common stock, at par	1,451	1,435	1,435
Additional paid-in capital	1,813,308	1,794,846	1,789,672
Treasury stock, at cost	(331,812)	(328,605)	(328,605)
Accumulated deficit	(1,574,251)	(1,098,179)	(1,096,146)
Accumulated other comprehensive loss	(9,669)	(13,641)	(15,359)
Total shareholders’ (deficit) equity	(100,973)	355,856	350,997
Total liabilities and shareholders’ (deficit) equity	$1,877,350	$2,423,356	$2,457,362
The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$595,202	$638,903	$1,769,255	$1,903,363
Costs and expenses:
Educational services	356,858	350,134	1,060,074	1,091,808
General and administrative	160,837	166,814	509,480	512,496
Depreciation and amortization	37,109	40,266	114,307	123,667
Long-lived asset impairments (Notes 4 and 5)	509,248	300,104	513,095	300,104
Total costs and expenses	1,064,052	857,318	2,196,956	2,028,075
Loss before interest and income taxes	(468,850)	(218,415)	(427,701)	(124,712)
Interest expense, net	31,076	30,464	94,557	92,924
Loss on debt refinancing (Note 8)	—	5,232	—	5,232
Loss before income taxes	(499,926)	(254,111)	(522,258)	(222,868)
Income tax (benefit) expense	(32,280)	6,297	(46,186)	19,489
Net loss	$(467,646)	$(260,408)	$(476,072)	$(242,357)
Loss per share: (Note 2)
Basic	$(3.71)	$(2.09)	$(3.80)	$(1.95)
Diluted	$(3.71)	$(2.09)	$(3.80)	$(1.95)
Weighted average number of shares outstanding: (Note 2)
Basic	125,933	124,602	125,347	124,546
Diluted	125,933	124,602	125,347	124,546

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(467,646)	$(260,408)	$(476,072)	$(242,357)
Other comprehensive income
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $271, $237, $1,037 and $1,671	(459)	(401)	(1,758)	(2,833)
Reclassification adjustment for interest recognized in consolidated statement of operations, net of tax expense of $1,168, $1,130, $3,484 and $3,303	1,979	1,915	5,906	5,599
Net change in unrecognized loss on interest rate swaps, net of tax	1,520	1,514	4,148	2,766
Foreign currency translation loss	(359)	(147)	(176)	(88)
Other comprehensive income	1,161	1,367	3,972	2,678
Comprehensive loss	$(466,485)	$(259,041)	$(472,100)	$(239,679)

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	For the Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(476,072)	$(242,357)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization of property and equipment	109,647	118,814
Amortization of intangible assets	4,660	4,853
Bad debt expense	124,979	129,659
Long-lived asset impairments	513,095	300,104
Amortization of debt issuance costs	10,694	5,032
Loss on debt refinancing	—	5,232
Share-based compensation	13,536	11,938
Non cash adjustments related to deferred rent	(13,886)	(12,610)
Amortization of deferred gains on sale-leaseback transactions	(1,689)	(1,012)
Changes in assets and liabilities:
Restricted cash	(750)	(4,149)
Receivables	(106,255)	(91,473)
Reimbursements for tenant improvements	1,168	7,102
Inventory	(674)	1,383
Other assets	5,170	3,635
Accounts payable	1,483	(29,792)
Accrued liabilities, including income taxes	(43,355)	(3,096)
Unearned tuition	(39,320)	(37,804)
Advance payments	69,744	120,743
Total adjustments	648,247	528,559
Net cash flows provided by operating activities	172,175	286,202
Cash flows from investing activities:
Expenditures for long-lived assets	(52,766)	(64,586)
Proceeds from sale of fixed assets	9,565	65,065
Reimbursements for tenant improvements	(1,168)	(7,102)
Net cash flows used in investing activities	(44,369)	(6,623)
Cash flows from financing activities:
Payments under revolving credit facility	(75,000)	(111,300)
Repayment of senior notes	—	(162,246)
Issuance of common stock as a result of stock-option exercises	2,958	3
Gross excess tax benefit from share-based compensation	3,417	—
Minimum tax withholding requirements upon restricted stock unit vesting	(3,207)	—
Principal payments on long-term debt	(9,082)	(9,117)
Debt issuance costs	—	(4,436)
Net cash flows used in financing activities	(80,914)	(287,096)
Effect of exchange rate changes on cash and cash equivalents	(119)	123
Net change in cash and cash equivalents	46,773	(7,394)
Cash and cash equivalents, beginning of period	130,695	191,008
Cash and cash equivalents, end of period	$177,468	$183,614
Cash paid (received) during the period for:
Interest (including swap settlement)	$94,442	$89,705
Income taxes, net of refunds	(2,048)	34,960
	As of March 31,
Noncash investing activities:	2014	2013
Capital expenditures in current liabilities	$7,497	$7,756

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock at Par Value (2)	Additional Paid-in Capital	Treasury Stock (2)	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total
	(In thousands)
Balance at June 30, 2012	$1,434	$1,777,732	$(328,605)	$(853,789)	$(18,037)		$578,735
Exercise of stock options including tax benefit	—	3	—	—	—		3
Share-based compensation	1	17,111	—	—	—		17,112
Net loss	—	—	—	(244,390)	—		(244,390)
Other comprehensive income	—	—	—	—	4,396		4,396
Balance at June 30, 2013	1,435	1,794,846	(328,605)	(1,098,179)	(13,641)	(1)	355,856
(Unaudited)
Exercise of stock options	16	2,942	—	—	—		2,958
Share-based compensation	—	13,536	—	—	—		13,536
Minimum tax withholding requirements for restricted stock units	—	—	(3,207)	—	—		(3,207)
Net excess tax benefit from share-based compensation	—	1,984	—	—	—		1,984
Net loss	—	—	—	(476,072)	—		(476,072)
Other comprehensive income	—	—	—	—	3,972		3,972
Balance at March 31, 2014	$1,451	$1,813,308	$(331,812)	$(1,574,251)	$(9,669)	(1)	$(100,973)

(1)
The balance in accumulated other comprehensive loss at March 31, 2014, June 30, 2013 and March 31, 2013 was comprised of $8.6 million, $12.7 million and $14.9 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $1.1 million, $0.9 million and $0.5 million of a cumulative foreign currency translation loss, respectively.

(2)
There were 600,000,000 authorized shares of par value $0.01 common stock at March 31, 2014, June 30, 2013 and March 31, 2013. There were 124,601,524 outstanding shares of common stock, net of 18,902,140 shares in treasury, at March 31, 2013. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated.

	Treasury	Net outstanding
Balance at June 30, 2012	18,902,140	124,477,807
Issued for stock-based compensation plans	—	123,717
Balance at June 30, 2013	18,902,140	124,601,524
Issued for stock-based compensation plans	—	1,607,419
Minimum tax withholding requirements upon restricted stock unit vesting	239,117	(239,117)
Balance at March 31, 2014	19,141,257	125,969,826

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Basis of presentation
The accompanying unaudited consolidated financial statements of Education Management Corporation ("EDMC" and, together with its subsidiaries, the "Company") have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the accompanying interim financial statements have been reflected. The consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Annual Report on Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated balance sheet at June 30, 2013 and consolidated statement of shareholders' equity for the fiscal year ended June 30, 2013 have been derived from the consolidated audited balance sheet and statement of shareholders' equity included in the 2013 Annual Report on Form 10-K and have been adjusted to include the revisions described below.
Revisions and Reclassifications
The goodwill impairment charges from fiscal 2013 and 2012 have been adjusted as further described in Note 5, "Goodwill and Intangible Assets" under “Correction of Immaterial Errors." In addition, certain reclassifications of prior year data have been made to conform to the March 31, 2014 presentation, which did not impact previously reported net loss or shareholders' equity.
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
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company's consolidated financial statements.
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
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(467,646)	$(260,408)	$(476,072)	$(242,357)
Weighted average number of shares outstanding:
Basic	125,933	124,602	125,347	124,546
Effect of stock-based awards	—	—	—	—
Diluted	125,933	124,602	125,347	124,546
Loss per share
Basic	$(3.71)	$(2.09)	$(3.80)	$(1.95)
Diluted	$(3.71)	$(2.09)	$(3.80)	$(1.95)
All outstanding time-based stock options and restricted stock units were excluded from the computation of diluted EPS for the three and nine months ended March 31, 2014 and 2013 because the Company recorded a net loss in these periods.
3. SHARE-BASED COMPENSATION
2012 Omnibus Long-Term Incentive Plan
The Company awards share-based compensation under the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (the “2012 Omnibus Plan”), which replaced the Education Management Corporation Omnibus Long-Term Incentive Plan (the "2009 Omnibus Plan") that became effective upon the completion of the Initial Public Offering. The 2009 Omnibus Plan and the 2006 Stock Option Plan, which it replaced, are now frozen. The 2012 Omnibus Plan may be used to issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation.
The Company amended the 2012 Omnibus Plan in November 2013 to increase the number of shares of Common Stock authorized for issuance by 4.0 million and to allow the Company the ability to grant future cash and stock-based awards that generally have a performance period of one year. As of March 31, 2014, approximately 7.2 million shares of Common Stock remain reserved for issuance under the 2012 Omnibus Plan.
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
The above awards will vest 25 percent per year and will result in compensation expense of approximately $16.5 million over the four-year service period, net of expected forfeitures. The Company also granted 0.1 million shares of restricted stock to members of its Board of Directors on November 8, 2013, all of which will vest on November 8, 2014.
The Company recognized $3.7 million and $4.3 million of share-based compensation expense during the three months ended March 31, 2014 and 2013, respectively, and $13.5 million and $11.9 million of share-based compensation expense during the nine months ended March 31, 2014 and 2013, respectively. Compensation expense for the nine months ended March 31, 2014 includes additional expense recognized upon the termination of former employees who are no longer required to provide services to obtain certain awards in accordance with the terms of their employment agreements.
The table below presents outstanding share units, unrecognized compensation expense (net of expected forfeitures) and stock options that are exercisable at March 31, 2014:

	Outstanding (in millions)	Unrecognized Compensation Expense (in millions)	Exercisable (in 000s)	Weighted Average Exercise Price / Share Price
Time-based stock options	10.9	$23.9	3.5	$3.57
Restricted stock units	2.4	$11.2	N/A	$5.91
Performance-based stock options	1.0	$2.1	—	$3.59
Total	14.3	$37.2	3.5
During the nine month period ended March 31, 2014, the Company issued 1.6 million shares of Common Stock and recorded a gross excess tax benefit of $3.4 million in connection with share-based compensation activity. This gross excess tax benefit and corresponding exercise proceeds of $3.0 million are classified as cash inflows from financing activities in the accompanying consolidated statement of cash flows. In connection with the vesting of restricted stock units that occurred during the nine months ended March 31, 2014, the Company paid $3.2 million in minimum tax withholdings on behalf of its employees, which amount is classified as a cash outflow from financing activities. In exchange, the Company retained 0.2 million shares, which was equal to the value of the required tax withholding payments on the vesting dates.
Performance-based stock options vest upon the greater of (i) the percentage of the Company's common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the "Principal Stockholders") or (ii) certain return on investment hurdles achieved by the Principal Stockholders. As of March 31, 2014, the Company continues to defer recognizing expense on outstanding performance-based stock options until the relevant performance conditions become probable of being met.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following amounts (in thousands):

Asset Class	March 31, 2014	June 30, 2013	March 31, 2013
Leasehold improvements	$570,577	570,286	$566,142
Technology and other equipment	324,916	324,403	320,870
Furniture and equipment	164,202	163,595	162,503
Software	112,529	98,537	92,142
Library books	45,368	44,248	44,130
Construction-in-progress	18,991	19,600	21,941
Buildings and improvements	11,036	25,566	25,450
Land	3,905	5,496	5,496
Total	1,251,524	1,251,731	1,238,674
Less accumulated depreciation and amortization	(808,622)	(726,106)	(694,943)
Property and equipment, net	$442,902	$525,625	$543,731
Depreciation and amortization expense related to property and equipment was $35.5 million and $38.6 million, respectively, for the three months ended March 31, 2014 and 2013 and $109.6 million and $118.8 million, respectively, for the nine months ended March 31, 2014 and 2013. Depreciation and amortization expense for the nine months ended March 31, 2013 included $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life.
On March 31, 2014, the Company completed a sale-leaseback of one of its buildings to an unrelated third party for net proceeds of $9.6 million and recorded a net loss in educational services expense of $3.5 million at closing. During the nine months ended March 31, 2013, the Company completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million and recorded a net loss of $3.9 million included in educational services expense related to the sale of one of the properties. In connection with the prior year sale-leaseback transactions, a gain of $17.8 million was deferred at December 31, 2012, which is being recognized over the initial terms of the new leases as a reduction to educational services expense. At the time of closing for all transactions, the Company entered into agreements to lease all of these properties back from the purchasers over initial lease terms ranging from three to 15 years. The Company classified these leases as operating and considers them normal leasebacks with no other continuing involvement.
During the current quarter, management determined it would not begin admitting students for one of its start-up Art Institute locations as was previously anticipated.  As a result, the Company recorded a $6.3 million charge in educational services expense during the quarter which was comprised of existing construction-in-progress assets and accelerated rent expense based on the remaining minimum obligations under the existing lease, net of expected sublease income.  In addition, during the nine months ended March 31, 2014, the Company recorded an impairment of long-lived assets of $3.8 million in the consolidated statement of operations as estimated future cash flows at two of the Company's Brown Mackie Colleges locations were insufficient to support the carrying values of their property and equipment. In connection with these charges, the leasehold improvement and construction-in-progress assets at the affected locations were measured at fair value using the discounted cash flow method (income approach) on a non-recurring basis using Level Three inputs as defined in Note 10, "Fair Value of Financial Instruments."

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
Correction of Immaterial Errors
During the quarter ended March 31, 2014, the Company identified errors in prior periods in the calculation of deferred taxes that is required in connection with the hypothetical purchase price allocation performed in the step two portion of the goodwill impairment test. The errors in calculating the deferred taxes affected the magnitude of the goodwill impairment charges previously recorded during the fiscal years ended June 30, 2013 and 2012, and as a result the goodwill impairment charges in the fiscal years ended June 30, 2013 and 2012 were decreased by $23.6 million and $84.5 million, respectively, and decreased previously reported net losses by $23.6 million (net of tax) and $82.2 million (net of tax). In connection with these revisions, the Company's consolidated goodwill balance increased by $108.1 million at March 31, 2013 and June 30, 2013. The impact of these errors was not material to any prior period; however, the aggregate pre-tax amount of the prior period errors of $108.1 million would have been material to the Company's consolidated statements of operations for the three and nine months ended March 31, 2014. Consequently, the Company has corrected the errors by revising the impacted prior period balances on the accompanying consolidated financial statements and related notes. The balances of periods not presented in the accompanying consolidated financial statements will be revised, as applicable, in future filings. These revisions do not impact EBITDA excluding certain expenses as presented in Note 14, "Segment Reporting" nor do they affect the Company’s compliance with debt covenants. The following table summarizes the previously reported and corrected amounts of the impacted balances presented in the accompanying consolidated financial statements (in thousands except per share data).

	As Previously Reported	Adjustments	As Adjusted
Statement of Shareholders' Equity for the Fiscal Year Ended June 30, 2013
Accumulated deficit at June 30, 2012	$(935,960)	$82,171	$(853,789)
Total shareholders' equity at June 30, 2012	496,564	82,171	578,735
Net loss for the fiscal year ended June 30, 2013	(267,976)	23,586	(244,390)

Balance Sheet as of March 31, 2013
Goodwill	669,090	108,063	777,153
Total assets	2,349,299	108,063	2,457,362
Deferred income taxes liability	88,216	2,306	90,522
Accumulated deficit	(1,201,903)	105,757	(1,096,146)
Total shareholders' equity	245,240	105,757	350,997
Total liabilities and shareholders' equity	2,349,299	108,063	2,457,362

Balance Sheet as of June 30, 2013
Goodwill	669,090	108,063	777,153
Total assets	2,315,293	108,063	2,423,356
Deferred income taxes liability	70,316	2,306	72,622
Accumulated deficit	(1,203,936)	105,757	(1,098,179)
Total shareholders' equity	250,099	105,757	355,856
Total liabilities and shareholders' equity	2,315,293	108,063	2,423,356

Statement of Operations for the Three Months Ended March 31, 2013
Long-lived asset impairments	323,690	(23,586)	300,104
Net loss	(283,994)	23,586	(260,408)
Diluted loss per share	(2.28)	0.19	(2.09)

Statement of Operations for the Nine Months Ended March 31, 2013
Long-lived asset impairments	323,690	(23,586)	300,104
Net loss	(265,943)	23,586	(242,357)
Diluted loss per share	(2.14)	0.19	(1.95)
Current Period Impairment Charge
As previously disclosed, during the second quarter of fiscal 2014, the Company observed declining application trends for future academic terms, particularly at The Art Institutes reporting unit, and performed a sensitivity analysis of its fair value using the most recently completed long range forecast and available earnings multiples of the Company's peer group. This sensitivity analysis resulted in management concluding that none of its reporting units experienced a triggering event that would have required a step one interim goodwill impairment analysis at December 31, 2013. Additionally, The Art Institutes had positive year-over-year growth in new student enrollment during the second fiscal quarter.
During the quarter ended March 31, 2014, new students decreased approximately 16 percent at The Art Institutes compared to the prior year quarter. Due primarily to lower than anticipated application production for future periods at The Art Institutes together with a significant deterioration in the Company's market capitalization and credit rating downgrades during the quarter resulted in management no longer believing that it was more-likely-than-not that the fair values of each of its reporting units exceeded their carrying values at March 31, 2014. As a result, management revised its long-term projections and performed a step one interim goodwill impairment test for each of its reporting units.

The results indicated that the Argosy University and South University reporting units had fair values in excess of their carrying values by more than 10 percent and 50 percent, respectively. However, the test indicated that the fair value of The Art Institutes fell below its carrying value as of March 31, 2014. Therefore, a step two test was required to be performed for The Art Institutes reporting unit, which yielded a goodwill impairment charge of $433.7 million in the quarter ended March 31, 2014. None of this charge was deductible for income tax purposes. The entire goodwill balance attributed to the Brown Mackie Colleges reporting unit was written off in connection with impairment charges incurred in fiscal 2012; therefore, it was not considered in this interim impairment test.
The Company estimated the fair value of its reporting units in step one using a combination of the traditional discounted cash flow method (income approach) and the guideline public company method (market approach), which takes into account the relative price and associated earnings multiples of publicly-traded peer companies. These approaches resulted in goodwill of The Art Institutes reporting unit being measured at fair value on a non-recurring basis at March 31, 2014 (and March 31, 2013 based on a similar charge incurred in the prior year quarter), which utilized a significant number of unobservable Level Three inputs, such as future cash flow assumptions and discount rate selection. See Note 10, "Fair Value of Financial Instruments" for a definition of Level Three inputs.
The valuation of the Company's reporting units under the traditional discounted cash flow method requires the use of internal business plans that are based on judgments and estimates, which account for expected future economic conditions, demand and pricing for the Company's educational services, costs, inflation and discount rates, and other factors. The use of judgments and estimates involves inherent uncertainties. The Company's measurement of the fair values of its reporting units is dependent on the accuracy of the assumptions used and how the Company's estimates compare to future operating performance. The key assumptions used are, but not limited to, the following:

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

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital ("WACC"). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. The Company develops its cost of equity estimate using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which the Company estimates using the average return on corporate bonds as of the valuation date, adjusted for taxes. At March 31, 2014, the WACC used to estimate the fair value of The Art Institutes reporting unit was 15.0 percent, and the Argosy University and South University reporting units were valued using a WACC of 17.5 percent.

A roll forward of the Company's consolidated goodwill balance from June 30, 2012 to March 31, 2014 is as follows (in thousands):

	The Art Institutes	Argosy University	Brown Mackie Colleges	South University	Total
June 30, 2012:
Gross	$1,984,688	$219,350	$254,561	$123,400	$2,581,999
Accumulated impairments	(1,063,088)	(139,361)	(254,561)	(76,962)	(1,533,972)
Goodwill at June 30, 2012	921,600	79,989	—	46,438	1,048,027

Impairment charge in fiscal 2013	(270,874)	—	—	—	(270,874)

June 30, 2013:
Gross	1,984,688	219,350	254,561	123,400	2,581,999
Accumulated impairments	(1,333,962)	(139,361)	(254,561)	(76,962)	(1,804,846)
Goodwill at June 30, 2013	650,726	79,989	—	46,438	777,153

Impairment charge in fiscal 2014	(433,747)	—	—	—	(433,747)

March 31, 2014:
Gross	1,984,688	219,350	254,561	123,400	2,581,999
Accumulated impairments	(1,767,709)	(139,361)	(254,561)	(76,962)	(2,238,593)
Goodwill at March 31, 2014	$216,979	$79,989	$—	$46,438	$343,406
Intangible Assets
In connection with the step one and step two goodwill analyses performed as of March 31, 2014 described above, the Company performed an impairment analysis with respect to indefinite-lived intangible assets. The fair value of The Art Institutes trade name was determined under the relief from royalty method (income approach), which is the same method the Company used to value this asset at the Transaction date. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user.
As a result of this analysis, the Company was required to record a $75.5 million impairment related to the trade name of The Art Institutes in the quarter ended March 31, 2014, which is in addition to a $28.0 million impairment that was recorded in the quarter ended March 31, 2013. Accordingly, the trade name of The Art Institutes was measured at fair value on a non-recurring basis at March 31, 2014 and 2013, which utilized unobservable Level Three inputs consisting of a 15.5 percent discount rate and a 1.5 percent and 2.0 percent royalty rate in fiscal 2014 and 2013, respectively. The royalty rate decreased by 0.5 percent in the current year due primarily to reductions in long term revenue forecasts at The Art Institutes compared to the prior year long range projections.
The remaining indefinite-lived intangible assets relate to each reporting unit's licensing, accreditation and Title IV program participation assets, the fair values of which were determined under a combination of the cost and income approaches. No impairment was recorded for these assets during the three months ended March 31, 2014 and 2013 as their estimated fair values were not below their carrying values.
    Intangible assets other than goodwill consisted of the following amounts (in thousands):

	March 31, 2014		June 30, 2013		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
The Art Institutes trade name	$114,500	$—	$190,000	$—	$190,000	$—
Licensing, accreditation and Title IV program participation	95,862	—	95,862	—	95,862	—
Curriculum and programs	45,615	(34,859)	43,575	(32,596)	42,434	(31,385)
Student contracts, applications and relationships	39,511	(38,215)	39,511	(37,381)	39,511	(37,104)
Favorable leases and other	19,424	(18,556)	19,424	(17,960)	19,424	(17,703)
Total intangible assets	$314,912	$(91,630)	$388,372	$(87,937)	$387,231	$(86,192)
The Company considers The Art Institutes reporting unit trade name to have a useful life similar to that of the overall business; accordingly, it was assigned an indefinite life.  State licenses and accreditations of the Company’s schools, as well as their eligibility for Title IV program participation, are periodically renewed in cycles ranging from every one to up to every ten years depending upon government and accreditation regulations. Because the Company considers these renewal processes to be a routine aspect of the overall business, these assets were originally assigned indefinite lives at the Transaction date and annual renewal costs are expensed as incurred.
Amortization of intangible assets was $1.6 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively, and $4.7 million and $4.9 million for the nine months ended March 31, 2014 and 2013. Total estimated amortization of the Company’s intangible assets for each of the fiscal years ending June 30, 2014 through 2018 was as follows at March 31, 2014 (in thousands):

Fiscal years	Amortization Expense
2014 (remainder)	$1,803
2015	6,815
2016	3,826
2017	425
2018	51

6.	STUDENT RECEIVABLES
The Company records student receivables at cost less an estimated allowance for doubtful accounts, which is determined on a quarterly basis based on the likelihood of collection considering students' enrollment status and historical payment experience. For example, receivables from students who are out-of-school are reserved for at a higher rate than the receivables from students who are in-school. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are reserved for at a very high rate and are written off after collection attempts have been unsuccessful.
Student receivables include $28.1 million (net of $30.6 million allowance), $24.3 million (net of $27.9 million allowance), and $22.0 million (net of $23.8 million allowance) recorded in other long-term assets on the accompanying consolidated balance sheets at March 31, 2014, June 30, 2013 and March 31, 2013, respectively. These amounts relate to the extension of credit to students for amounts due beyond one year, which helps students fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs and private loans. During fiscal 2013, the Company extended the repayment period for financing made available to students from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation. The majority of applicable accounts incur interest charges that accrue each month on unpaid balances except for those accounts that have been placed into collections. The gross short-term and long-term student receivables by student status were as follows (in thousands):

	March 31, 2014	June 30, 2013	March 31, 2013
In-school	$205,602	$194,062	$181,777
Out-of-school	206,003	239,330	194,903
Gross student receivables	$411,605	$433,392	$376,680

The Company commenced a program in fiscal 2013 under which it purchases loans awarded and disbursed to its students from a private lender. The Company has awarded approximately $15 million of aid under this program as of March 31, 2014, all of which has been purchased and recorded in other long-term assets, net of an allowance.
Details surrounding the Company's total allowance for doubtful accounts, including reserves related to student and other related receivables and loan loss reserves is as follows (in thousands):

Balance June 30, 2012	$250,282
Bad debt expense	171,850
Amounts written off	(213,884)
Balance June 30, 2013	208,248
Bad debt expense	124,979
Amounts written off	(112,949)
Balance March 31, 2014	$220,278
The amounts set forth above are recorded within student receivables, net and other long-term assets on the consolidated balance sheets. Recoveries of amounts previously written off were not significant in any period presented.

7.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	March 31, 2014	June 30, 2013	March 31, 2013
Payroll and related taxes	$60,868	$39,330	$57,598
Advertising	26,668	33,010	25,032
Benefits	11,862	16,235	15,482
Interest	283	10,416	3,391
Capital expenditures	4,991	4,113	4,310
Other	66,576	54,313	42,969
Total accrued liabilities	$171,248	$157,417	$148,782
Over the past several fiscal years, the Company has completed restructuring plans across the organization intended to improve operational efficiencies and align costs with student enrollment levels. During the nine months ended March 31, 2014, the Company recorded restructuring expenses in educational services expense and general and administrative expense totaling $16.9 million, which consisted of employee severance charges of $15.1 million and lease restructuring charges of $1.8 million. At March 31, 2014, the remaining liability for all restructuring plans was $11.9 million, consisting primarily of employee severance amounts in which the significant majority will be paid through June 30, 2014 and net rent charges that will be paid through the remaining lease terms.
As further described in Note 12, "Contingencies," the Company is involved in multiple legal matters. The increase in other accrued liabilities since March 31, 2013 primarily relates to amounts that have been recorded for such matters, the majority of which is offset by receivables from the Company's insurers that have been recorded in other current assets in the accompanying consolidated balance sheet.

8.	SHORT-TERM AND LONG-TERM DEBT
U.S. Department of Education Letters of Credit
The Company had outstanding letters of credit of $354.0 million at March 31, 2014, the largest of which is issued to the U.S. Department of Education, which requires the Company to maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of this letter of credit was $348.6 million at March 31, 2014, which equals 15 percent of the total Title IV aid received by students who attended the Company’s institutions during the fiscal year ended June 30, 2012. At March 31, 2014, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company utilized all $200.0 million of capacity under two cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105 percent collateralization requirement. Such cash is not available for any purpose other than to reimburse drawings under the letters of credit or to pay related fees and obligations. The remaining portion of the letter of credit requirement with the U.S. Department of Education was funded with $148.6 million in letters of credit under the revolving credit facility, which expires on June 1, 2015.
During the current quarter, the U.S. Department of Education decreased its letter of credit requirement from $348.6 million to $302.2 million, which equals 15 percent of total Title IV aid received by students who attended the Company's institutions during the fiscal year ended June 30, 2013. Subsequent to March 31, 2014, the Company formally reduced the letters of credit in favor of the U.S. Department of Education to the $302.2 million that is currently required, thereby increasing the amount available for borrowings under the revolver.
The cash secured letter of credit facilities were amended in April 2014 to extend their maturities from July 8, 2014 to June 1, 2015 or earlier if the existing revolving credit facility is terminated. Any future reduction in the usage of the cash secured letter of credit facilities will reduce the amount of cash that is classified as restricted cash on the consolidated balance sheet.
Short-Term Debt
At June 30, 2013, there were $75.0 million of borrowings outstanding under the $328.3 million revolving credit facility, all of which was repaid in full on July 1, 2013. The Company borrows against the revolving credit facility at each fiscal year-end for regulatory purposes and repays outstanding amounts at the beginning of the next fiscal year. No borrowings were outstanding under the revolving credit facility at March 31, 2014 and 2013. After adjusting for outstanding letters of credit, which decrease availability thereunder, the Company had $174.3 million of additional capacity under the revolving credit facility at March 31, 2014 available for borrowings or the issuance of letters of credit, which increased to $220.7 million in April 2014 due to the $46.4 million decrease in the letter of credit required to be posted with the U.S. Department of Education. On April 29, 2014, the Company borrowed $220.5 million on the revolving credit facility in connection with ongoing negotiations with the Company's lenders.
The interest rate on amounts outstanding under the revolving credit facility at June 30, 2013 and April 30, 2014 was 6.25 percent, which is equal to the prime rate as defined under the credit facility plus a margin of 3.00 percent. The applicable margin for borrowings under the revolving credit facility can change depending on the Company's leverage ratios and credit ratings. Education Management LLC ("EM LLC"), an indirect wholly-owned subsidiary of the Company, is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375 percent and varies based on certain leverage ratios. EM LLC must also pay customary letter of credit fees for outstanding letters of credit under the revolving credit facility, which is secured by certain of the Company’s assets and is subject to the Company’s satisfaction of certain covenants and financial ratios described further below.
Long-Term Debt
The Company’s long-term debt consisted of the following amounts (in thousands):

	March 31, 2014	June 30, 2013	March 31, 2013
Senior secured term loan facility, due in June 2016 ("Tranche C-2 Loan")	$730,391	$736,454	$738,476
Senior secured term loan facility, due in March 2018, net of discount of $2,440, $2,898 and $3,050 ("Tranche C-3 Loan")	339,981	342,364	343,159
Senior cash pay/PIK notes due 2018, net of discount of $23,680, $27,712 and $29,074 ("PIK Notes")	213,489	206,242	203,826
Other	—	180	9,959
Total long-term debt	1,283,861	1,285,240	1,295,420
Less current portion	(11,875)	(12,076)	(12,076)
Total long-term debt, less current portion	$1,271,986	$1,273,164	$1,283,344
The Tranche C-3 Loan bears interest at a rate equal to the greater of three-month LIBOR or 1.25 percent, plus a margin of 7.0 percent, which yielded an interest rate of 8.25 percent at March 31, 2014, June 30, 2013 and March 31, 2013.  The Tranche C-2 Loan bears interest at a rate equal to three-month LIBOR plus a margin of 4.00 percent, which yielded an interest rate of 4.25 percent at March 31, 2014 and 4.31 percent and at June 30, 2013 and March 31, 2013.
Cash interest on the PIK Notes accrues at the rate of 15.0 percent per annum and is payable semi-annually on March 30 and September 30. For any interest period after March 30, 2014 up to and including July 1, 2018, interest in addition to the cash interest payable will be paid by increasing the principal amount of the outstanding PIK Notes (“PIK Interest”). Additionally, the PIK Notes are required to be paid at a premium of 13.0 percent at their contractual maturity, which is recorded as an original issuance discount. Including PIK Interest and the original issuance discount, the annual effective interest rate on the PIK Notes is 19.8 percent.
Covenant Compliance
The credit agreement and indenture governing the senior secured credit facilities and PIK Notes, respectively, contain a number of covenants that, among other things, restrict, subject to certain exceptions, EM LLC’s ability to incur additional indebtedness, pay dividends and distributions on or repurchase capital stock, create liens on assets, repay subordinated indebtedness, make investments, loans or advances, make capital expenditures, engage in certain transactions with affiliates, amend certain material agreements, change its lines of business, sell assets and engage in mergers or consolidations. In addition, EM LLC is required to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio under the senior secured credit facilities on a quarterly basis. EM LLC met the requirements of these two financial covenants for the twelve month period ended March 31, 2014.
While the Company has continued to satisfy applicable financial covenant compliance ratios, the margin between the actual results and the covenant requirements has decreased significantly over the past 12 months due to declining operating performance. Based on revised projections for the fourth quarter of fiscal 2014, the Company believes it will likely not satisfy its financial covenant compliance ratios for the twelve month period ending June 30, 2014. A violation of these covenants, unless waived by the lenders or otherwise cured, would constitute an event of default under the senior secured credit facilities and indenture pursuant to which the PIK Notes were issued, thereby allowing the lenders to demand immediate payment in full of all amounts outstanding and terminate their obligations to make additional loans and issue new letters of credit under the revolving credit facility.
The Company is currently in discussions with its lenders with respect to the potential violation of the financial ratio covenants with a view toward obtaining amendments to the debt agreement or a waiver of the covenants so as to be in compliance as of June 30, 2014. While the Company believes it can negotiate an acceptable resolution, it may not be able to negotiate such amendments or waiver and such amendments or waiver may not be on terms the Company finds to be acceptable. If the Company is unable to obtain a waiver from its lenders or amend the terms of its existing debt agreements on acceptable terms, it would have a material adverse effect on the Company's financial position.
Exchange Offer
On March 5, 2013, EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) completed a private exchange offer (the "Exchange Offer"). In connection with the Exchange Offer, the Company issued $203.0 million of PIK Notes and paid down $162.2 million of senior notes with cash on hand. In addition, the Company incurred $5.2 million of fees to third parties that were reported as a loss on debt refinancing in the consolidated statement of operations during the prior year period. The remaining senior notes of $9.7 million, which were not tendered in the Exchange Offer, were extinguished in April 2013 at par.

9.	DERIVATIVE INSTRUMENTS
The Company has historically utilized interest rate swap agreements, which are contractual agreements to exchange payments based on underlying interest rates, to manage the floating rate portion of its term debt. The Company currently holds two interest rate swap agreements, one of which was entered into with an affiliate of one of the Sponsors, that are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26 percent through June 1, 2015. Because both interest rate swaps are deemed to be highly effective, they qualify for cash flow hedge accounting treatment and changes in their fair values are recorded in other comprehensive income or loss. The Company uses Level Two inputs to value its interest rate swaps as defined in Note 10, "Fair Value of Financial Instruments," which includes obtaining quotes from counter-parties that are based on LIBOR forward curves and assessing non-performance risk based upon published market data.
At March 31, 2014, there was a cumulative unrealized loss of $8.6 million, net of tax, related to the Company's interest rate swaps included in accumulated other comprehensive loss on the accompanying consolidated balance sheet. This unrealized loss would be recognized in the consolidated statement of operations immediately if the forecasted cash flows being hedged did not occur.  The fair values of the interest rate swap liabilities were $13.6 million, $20.2 million and $24.2 million at March 31, 2014, June 30, 2013 and March 31, 2013, respectively, and were recorded in other long-term liabilities on the accompanying consolidated balance sheets. Over the next twelve months, the Company estimates that approximately $8.0 million, net of tax, will be reclassified from accumulated other comprehensive loss to the consolidated statement of operations based on current interest rates and underlying debt obligations at March 31, 2014.

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
The following table presents the carrying amounts and fair values of the interest rate swap liabilities, which are measured at fair value on a recurring basis based on the framework described in Note 9, "Derivative Instruments," and the fair values of the Company's debt, which is recorded at carrying value (in thousands):

	March 31, 2014			June 30, 2013			March 31, 2013
	Carrying Value	Level Two	Level Three	Carrying Value	Level Two	Level Three	Carrying Value	Level Two	Level Three
Recurring:
Interest rate swap liabilities	$13,637	$13,637	$—	$20,232	$20,232	—	$24,206	$24,206	$—
Disclosure only:
Variable rate debt	1,070,372	1,002,103	—	1,078,818	962,134	—	1,081,635	918,467	—
Fixed rate debt	213,489	—	229,501	206,422	—	206,422	213,785	—	213,785
The fair values of the Company’s variable rate debt at the dates presented above were based on each instrument’s trading value in markets that are not active. The estimated fair value of the Company's variable rate debt decreased to $825.3 million on May 1, 2014.
The Company's fixed rate debt is comprised of the Company's PIK Notes, on which there is currently no observable trading; therefore, the fair value of the PIK Notes at March 31, 2014 was estimated using a premium of 107.5, which is the current call price. Student accounts receivable, notes receivable and the revolving credit facility have fair values that approximate their carrying values.

11.	INCOME TAXES
The Company incurred cumulative losses before taxes in the three most recent fiscal years ended June 30, 2013 primarily due to long-lived asset impairment charges recorded in fiscal 2013 and 2012, most of which were not deductible. Absent these impairment charges, the Company would have recorded pre-tax earnings in fiscal 2013 and 2012. Management considered the cumulative loss it recorded during these periods for book purposes and concluded that it was more-likely-than-not that the Company's deferred tax assets would be realized except as disclosed in Part II, Item 8 "Financial Statements and Supplementary Data," Note 11, "Income Taxes" of the June 30, 2013 Annual Report on Form 10-K with respect to certain state deferred tax assets.
The Company's effective tax rates differ from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, discrete items and the accounting related to uncertain tax positions. In addition, the Company's effective tax rates in the three and nine months ended March 31, 2014 and 2013 were significantly impacted by goodwill impairment charges, none of which were deductible for income tax purposes. Further, the effective tax rates for the current three-month and nine-month periods were impacted by the disproportionate impact that discrete items had on low earnings as well as other permanent tax differences, which have remained relatively consistent period over period.
The three and nine months ended March 31, 2014 include a deferred tax benefit of approximately $3.3 million, recorded as a discrete item, resulting from the March 2014 enactment of tax reform in the state of New York which in addition to other amendments, changed the state's corporate income tax rate, the tax filing methodology, and how revenues from the sale of services are sourced for New York income tax purposes. In addition, the current nine-month period includes a deferred tax benefit of approximately $3.2 million, recorded as a discrete item, resulting from the July 2013 enactment of Pennsylvania House Bill No. 465 which, in addition to other amendments, changes how revenues from the sale of services are sourced for Pennsylvania income tax purposes.

As a result of the expiration of certain statutes of limitation with respect to the 2010 and 2009 fiscal years, the Company's liability for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes, decreased by$3.0 million and $0.7 million during the three month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company's liability for uncertain tax positions was $1.0 million, excluding interest and the indirect benefits associated with state income taxes. It is reasonably possible that the total amount of unrecognized tax benefits, excluding interest and the indirect benefits associated with state income taxes, will decrease by $0.9 million within the next twelve months due to the expiration of certain statutes of limitation with respect to the 2011 fiscal year. The tax benefit of such a decrease, if recognized, would be a discrete item in the third quarter of the fiscal year ending June 30, 2015.
The statutes of limitation for the Company's U.S. income tax return are closed for years through fiscal 2010. The statutes of limitation for the Company's state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local income tax returns are generally closed for years through fiscal 2009.
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
In the course of settlement discussions regarding the Sobek matter, the U.S. Department of Justice informed the Company that it is the subject of an investigation related to a claim under the federal false claims act by the U. S. Attorney’s Office for the Middle District of Tennessee. Additionally, in March 2014 the U.S. Department of Justice informed the Company that it is the subject of an investigation related to a claim under the federal false claims act by the U.S. Attorney's Office for the Western District of Pennsylvania. The Company plans to cooperate with the U.S. Department of Justice with regard to these matters. However, the Company cannot predict the eventual scope, duration or outcome of the investigations at this time.
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
The Company and the director defendants filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. On July 16, 2013, the Court dismissed the claims that the Company engaged in improper recruiting tactics and mismanaged the Company's financial well-being with prejudice and found that the Special Litigation Committee could conduct a supplemental investigation of the plaintiff's claims related to incentive compensation paid to admissions representatives and graduate placement statistics. The Special Litigation Committee filed supplemental reports on October 15, 2013, January 9, 2014 and February 28, 2014, finding no support for the incentive compensation and graduate placement statistic claims. The Court held a hearing on the defendants' supplemental motion to dismiss the case on January 29, 2014.
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
State Attorneys General Investigations
The Company received inquiries from 13 states in January 2014 and an additional state in March 2014 regarding the Company’s business practices. The Attorney General of the Commonwealth of Pennsylvania informed the Company that it will serve as the point of contact for the inquiries related to the Company. The inquiries focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results, and student lending activities, among other matters. Several other companies in the proprietary education industry have disclosed that they received similar inquiries. The Company intends to cooperate with the states involved and cannot predict the eventual scope, duration or outcome of the investigation at this time.
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
City of San Francisco
In December 2011, the Company received a letter from the City Attorney of the City of San Francisco, California requesting information related to student recruitment and indebtedness, including recruiting practices and job placement reporting, among other issues, by The Art Institute of San Francisco and the seven other Art Institutes located in California. The Company has engaged in settlement discussions with the City Attorney's Office in order to explore a potential resolution of the investigation and recorded a pre-tax charge of $4.4 million during the nine month period ended March 31, 2014 which represents the Company’s best estimate of the loss related to this matter. Under the proposed settlement, the Company would provide scholarships to students attending The Art Institute of California - San Francisco and the other Art Institutes located in California and pay an amount to the City Attorney’s Office to reimburse it for the costs of the investigation and carry out the purposes of the agreement. Settlement discussions continue with the City Attorney’s Office and the actual amount of any settlement will not be known until a final agreement, if any, is reached.
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
New England Institute of Art Show Cause Order
On May 7, 2014, The New England Institute of Art (“NEIA”) received a “show cause” order from its institutional accreditor, the New England Association of Schools and Colleges (“NEASC”). Under the show cause order, NEIA must demonstrate to NEASC why its institutional accreditation should not be withdrawn. The NEASC Commission on Institutions of Higher Education (the "Commission"), in response to a five year progress report submitted by NEIA, issued the show cause order to NEIA due to significant concerns about NEIA's ability to meet NEASC's Standards for Accreditation related to financial resources, organization and governance, faculty, students, and library and other information resources. NEIA will respond to the issues identified by the Commission at a meeting of the Commission to be held in September 2014. In the event that NEIA demonstrates that it has a viable plan to come into compliance with NEASC’s Standards for Accreditation, NEIA would be placed on probation for a two year period. In the event that NEIA's request for probation is denied by the Commission, NEIA could appeal to an appeals panel established by NEASC of individuals who were not involved in the initial decision but who are familiar with the Standards for Accreditation and the related policies. As of March 31, 2014, approximately 600 students attended NEIA, which is one of fifty Art Institute schools.
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
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of March 31, 2014, June 30, 2013 and March 31, 2013. The results of operations and comprehensive loss for the three and nine months ended March 31, 2014 and 2013 and the condensed statements of cash flows for the nine months ended March 31, 2014 and 2013 are presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2014 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$173,474	$222	$3,772	$—	$177,468	$—	$—	$177,468
Restricted cash	46,959	—	225,131	—	272,090	—	—	272,090
Student and other receivables, net	9,836	(4)	210,191	—	220,023	—	—	220,023
Other current assets	29,359	574	113,010	—	142,943	—	—	142,943
Total current assets	259,628	792	552,104	—	812,524	—	—	812,524
Property and equipment, net	62,613	5,740	374,549	—	442,902	—	—	442,902
Goodwill	7,328	—	336,078	—	343,406	—	—	343,406
Intangible assets, net	914	21	222,347	—	223,282	—	—	223,282
Other long-term assets	4,937	—	50,299	—	55,236	—	—	55,236
Inter-company balances	207,117	(32,829)	(358,512)	—	(184,224)	184,224	—	—
Investment in subsidiaries	497,830	—	—	(497,830)	—	(284,816)	284,816	—
Total assets	$1,040,367	$(26,276)	$1,176,865	$(497,830)	$1,693,126	$(100,592)	$284,816	$1,877,350
Liabilities and shareholders’ (deficit) equity
Current:
Current portion of long-term debt	$11,875	$—	$—	$—	$11,875	$—	$—	$11,875
Other current liabilities	35,619	2,080	404,449	—	442,148	(2)	—	442,146
Total current liabilities	47,494	2,080	404,449	—	454,023	(2)	—	454,021
Long-term debt, less current portion	1,271,986	—	—	—	1,271,986	—	—	1,271,986
Other long-term liabilities	32,160	153	179,516	—	211,829	—	—	211,829
Deferred income taxes	(26,457)	399	66,162	—	40,104	383	—	40,487
Total liabilities	1,325,183	2,632	650,127	—	1,977,942	381	—	1,978,323
Total shareholders’ (deficit) equity	(284,816)	(28,908)	526,738	(497,830)	(284,816)	(100,973)	284,816	(100,973)
Total liabilities and shareholders’ (deficit) equity	$1,040,367	$(26,276)	$1,176,865	$(497,830)	$1,693,126	$(100,592)	$284,816	$1,877,350

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$(10,777)	$139	$141,110	$—	$130,472	$223	$—	$130,695
Restricted cash	46,982	—	224,358	—	271,340	—	—	271,340
Student and other receivables, net	134	253	238,565	—	238,952	1	—	238,953
Other current assets	27,488	570	102,573	—	130,631	—	—	130,631
Total current assets	63,827	962	706,606	—	771,395	224	—	771,619
Property and equipment, net	65,018	5,984	454,623	—	525,625	—	—	525,625
Goodwill	7,328	—	769,825	—	777,153	—	—	777,153
Intangible assets, net	1,101	28	299,306	—	300,435	—	—	300,435
Other long-term assets	5,059	—	43,465	—	48,524	—	—	48,524
Inter-company balances	653,504	(31,016)	(791,213)	—	(168,725)	168,725	—	—
Investment in subsidiaries	846,826	—	—	(846,826)	—	187,289	(187,289)	—
Total assets	$1,642,663	$(24,042)	$1,482,612	$(846,826)	$2,254,407	$356,238	$(187,289)	$2,423,356
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt and revolving credit facility	$86,850	$—	$226	$—	$87,076	$—	$—	$87,076
Other current liabilities	51,558	3,018	344,397	—	398,973	49	—	399,022
Total current liabilities	138,408	3,018	344,623	—	486,049	49	—	486,098
Long-term debt, less current portion	1,273,214	—	—	—	1,273,214	(50)	—	1,273,164
Other long-term liabilities	41,519	248	193,849	—	235,616	—	—	235,616
Deferred income taxes	2,233	399	69,607	—	72,239	383	—	72,622
Total liabilities	1,455,374	3,665	608,079	—	2,067,118	382	—	2,067,500
Total shareholders’ equity (deficit)	187,289	(27,707)	874,533	(846,826)	187,289	355,856	(187,289)	355,856
Total liabilities and shareholders’ equity (deficit)	$1,642,663	$(24,042)	$1,482,612	$(846,826)	$2,254,407	$356,238	$(187,289)	$2,423,356

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current:
Cash and cash equivalents	$176,449	$120	$3,825	$—	$180,394	$3,220	$—	$183,614
Restricted cash	45,803	—	226,226	—	272,029	—	—	272,029
Student and other receivables, net	2,753	172	177,652	—	180,577	1	—	180,578
Other current assets	34,681	692	107,967	—	143,340	—	—	143,340
Total current assets	259,686	984	515,670	—	776,340	3,221	—	779,561
Property and equipment, net	64,881	6,104	472,746	—	543,731	—	—	543,731
Goodwill	7,328	—	769,825	—	777,153	—	—	777,153
Intangible assets, net	1,513	31	299,495	—	301,039	—	—	301,039
Other long-term assets	25,346	—	30,532	—	55,878	—	—	55,878
Inter-company balances	405,600	(30,868)	(535,186)	—	(160,454)	160,454	—	—
Investment in subsidiaries	814,588	—	—	(814,588)	—	187,217	(187,217)	—
Total assets	$1,578,942	$(23,749)	$1,553,082	$(814,588)	$2,293,687	$350,892	$(187,217)	$2,457,362
Liabilities and shareholders’ equity (deficit)
Current:
Current portion of long-term debt	$11,850	$—	$226	$—	$12,076	$—	$—	$12,076
Other current liabilities	48,295	2,419	423,613	—	474,327	(1)	—	474,326
Total current liabilities	60,145	2,419	423,839	—	486,403	(1)	—	486,402
Long-term debt, less current portion	1,283,321	—	23	—	1,283,344	—	—	1,283,344
Other long-term liabilities	46,729	280	199,088	—	246,097	—	—	246,097
Deferred income taxes	1,530	515	88,581	—	90,626	(104)	—	90,522
Total liabilities	1,391,725	3,214	711,531	—	2,106,470	(105)	—	2,106,365
Total shareholders’ equity (deficit)	187,217	(26,963)	841,551	(814,588)	187,217	350,997	(187,217)	350,997
Total liabilities and shareholders’ equity (deficit)	$1,578,942	$(23,749)	$1,553,082	$(814,588)	$2,293,687	$350,892	$(187,217)	$2,457,362

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2014 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$1,766	$593,436	$—	$595,202	$—	$—	$595,202
Costs and expenses:
Educational services	24,010	2,483	330,307	—	356,800	58	—	356,858
General and administrative	(20,664)	(44)	181,605	—	160,897	(60)	—	160,837
Depreciation and amortization	7,159	162	29,788	—	37,109	—	—	37,109
Long-lived asset impairments	—	—	509,248	—	509,248	—	—	509,248
Total costs and expenses	10,505	2,601	1,050,948	—	1,064,054	(2)	—	1,064,052
Loss before interest and income taxes	(10,505)	(835)	(457,512)	—	(468,852)	2	—	(468,850)
Interest expense (income), net	31,191	—	(113)	—	31,078	(2)	—	31,076
Equity in subsidiaries	(377,335)	—	—	377,335	—	(467,650)	467,650	—
Loss before income taxes	(419,031)	(835)	(457,399)	377,335	(499,930)	(467,646)	467,650	(499,926)
Income tax (benefit) expense	48,619	184	(81,083)	—	(32,280)	—	—	(32,280)
Net loss	$(467,650)	$(1,019)	$(376,316)	$377,335	$(467,650)	$(467,646)	$467,650	$(467,646)

Net change in unrecognized loss on interest rate swaps, net of tax	$1,520	$—	$—	$—	$1,520	$1,520	$(1,520)	$1,520
Foreign currency translation loss	(359)	—	(359)	359	(359)	(359)	359	(359)
Other comprehensive income (loss)	1,161	—	(359)	359	1,161	1,161	(1,161)	1,161
Comprehensive loss	$(466,489)	$(1,019)	$(376,675)	$377,694	$(466,489)	$(466,485)	$466,489	$(466,485)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$2,002	$636,901	$—	$638,903	$—	$—	$638,903
Costs and expenses:								—
Educational services	22,807	1,213	326,114	—	350,134	—	—	350,134
General and administrative	(42,959)	2,863	206,910	—	166,814	—	—	166,814
Depreciation and amortization	6,762	151	33,353	—	40,266	—	—	40,266
Long-lived asset impairments	—	—	300,104	—	300,104	—	—	300,104
Total costs and expenses	(13,390)	4,227	866,481	—	857,318	—	—	857,318
Loss before interest and income taxes	13,390	(2,225)	(229,580)	—	(218,415)	—	—	(218,415)
Interest expense (income), net	29,869	—	600	—	30,469	(5)	—	30,464
Loss on debt refinancing	5,232	—	—	—	5,232	—	—	5,232
Equity in subsidiaries	(180,269)	—	—	180,269	—	(260,413)	260,413	—
Loss before income taxes	(201,980)	(2,225)	(230,180)	180,269	(254,116)	(260,408)	260,413	(254,111)
Income tax expense (benefit)	58,433	(822)	(51,314)	—	6,297	—	—	6,297
Net loss	$(260,413)	$(1,403)	$(178,866)	$180,269	$(260,413)	$(260,408)	$260,413	$(260,408)

Net change in unrecognized loss on interest rate swaps, net of tax	$1,514	$—	$—	$—	$1,514	$1,514	$(1,514)	$1,514
Foreign currency translation loss	(147)	—	(147)	147	(147)	(147)	147	(147)
Other comprehensive income (loss)	1,367	—	(147)	147	1,367	1,367	(1,367)	1,367
Comprehensive loss	$(259,046)	$(1,403)	$(179,013)	$180,416	$(259,046)	$(259,041)	$259,046	$(259,041)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended March 31, 2014 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$5,660	$1,763,595	$—	$1,769,255	$—	$—	$1,769,255
Costs and expenses:
Educational services	71,618	7,575	980,881	—	1,060,074	—	—	1,060,074
General and administrative	(48,147)	(1,066)	558,693	—	509,480	—	—	509,480
Depreciation and amortization	21,222	468	92,617	—	114,307	—	—	114,307
Long-lived asset impairments	—	—	513,095		513,095			513,095
Total costs and expenses	44,693	6,977	2,145,286	—	2,196,956	—	—	2,196,956
Loss before interest and income taxes	(44,693)	(1,317)	(381,691)	—	(427,701)	—	—	(427,701)
Interest expense (income), net	94,910	—	(347)	—	94,563	(6)	—	94,557
Equity in subsidiaries	(348,820)	—	—	348,820	—	(476,077)	476,077	—
Loss before income taxes	(488,423)	(1,317)	(381,344)	348,820	(522,264)	(476,071)	476,077	(522,258)
Income tax (benefit) expense	(12,346)	(116)	(33,725)	—	(46,187)	1	—	(46,186)
Net loss	$(476,077)	$(1,201)	$(347,619)	$348,820	$(476,077)	$(476,072)	$476,077	$(476,072)

Net change in unrecognized loss on interest rate swaps, net of tax	$4,148	$—	$—	$—	$4,148	$4,148	$(4,148)	$4,148
Foreign currency translation gain	(176)	—	(176)	176	(176)	(176)	176	(176)
Other comprehensive income	3,972	—	(176)	176	3,972	3,972	(3,972)	3,972
Comprehensive loss	$(472,105)	$(1,201)	$(347,795)	$348,996	$(472,105)	$(472,100)	$472,105	$(472,100)

 CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine Months Ended March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$6,161	$1,897,202	$—	$1,903,363	$—	$—	$1,903,363
Costs and expenses:
Educational services	87,122	6,503	998,182	—	1,091,807	1	—	1,091,808
General and administrative	(74,336)	(561)	587,393	—	512,496	—	—	512,496
Depreciation and amortization	25,641	454	97,572	—	123,667	—	—	123,667
Long-lived asset impairments	—	—	300,104		300,104	—	—	300,104
Total costs and expenses	38,427	6,396	1,983,251	—	2,028,074	1	—	2,028,075
Loss before interest and income taxes	(38,427)	(235)	(86,049)	—	(124,711)	(1)	—	(124,712)
Interest expense (income), net	91,144	—	1,798	—	92,942	(18)	—	92,924
Loss on debt refinancing	5,232	—	—	—	5,232	—	—	5,232
Equity in subsidiaries	(96,912)	—	—	96,912	—	(242,374)	242,374	—
Loss before income taxes	(231,715)	(235)	(87,847)	96,912	(222,885)	(242,357)	242,374	(222,868)
Income tax expense (benefit)	10,659	19	8,811	—	19,489	—	—	19,489
Net loss	$(242,374)	$(254)	$(96,658)	$96,912	$(242,374)	$(242,357)	$242,374	$(242,357)

Net change in unrecognized loss on interest rate swaps, net of tax	$2,766	$—	$—	$—	$2,766	$2,766	$(2,766)	$2,766
Foreign currency translation gain	(88)	—	(88)	88	(88)	(88)	88	(88)
Other comprehensive income	2,678	—	(88)	88	2,678	2,678	(2,678)	2,678
Comprehensive loss	$(239,696)	$(254)	$(96,746)	$97,000	$(239,696)	$(239,679)	$239,696	$(239,679)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2014 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(146,773)	$(1,250)	$320,194	$172,171	$4	$172,175
Cash flows from investing activities:
Expenditures for long-lived assets	(7,460)	(683)	(44,623)	(52,766)	—	(52,766)
Proceeds from sale of fixed assets	—	—	9,565	9,565		9,565
Other investing activities	—	—	(1,168)	(1,168)	—	(1,168)
Net cash flows used in investing activities	(7,460)	(683)	(36,226)	(44,369)	—	(44,369)
Cash flows from financing activities:
Net repayments of debt	(83,856)	—	(226)	(84,082)		(84,082)
Share-based payment activity	—	—	—	—	3,168	3,168
Inter-company transactions	422,340	2,016	(420,961)	3,395	(3,395)	—
Net cash flows (used in) provided by financing activities	338,484	2,016	(421,187)	(80,687)	(227)	(80,914)
Effect of exchange rate changes on cash and cash equivalents	—	—	(119)	(119)	—	(119)
Increase (decrease) in cash and cash equivalents	184,251	83	(137,338)	46,996	(223)	46,773
Beginning cash and cash equivalents	(10,777)	139	141,110	130,472	223	130,695
Ending cash and cash equivalents	$173,474	$222	$3,772	$177,468	$—	$177,468

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(165,111)	$(5,647)	$456,939	$286,181	$21	$286,202
Cash flows from investing activities
Expenditures for long-lived assets	(7,707)	(725)	(56,154)	(64,586)	—	(64,586)
Proceeds from sale of fixed assets	—	—	65,065	65,065	—	65,065
Other investing activities	(858)	—	(6,244)	(7,102)	—	(7,102)
Net cash flows provided by (used in) investing activities	(8,565)	(725)	2,667	(6,623)	—	(6,623)
Cash flows from financing activities
Net repayments of debt and other	(286,885)	—	(211)	(287,096)	—	(287,096)
Inter-company transactions	663,259	6,394	(669,653)	—	—	—
Net cash flows provided by (used in) financing activities	376,374	6,394	(669,864)	(287,096)	—	(287,096)
Effect of exchange rate changes on cash and cash equivalents	—	—	123	123	—	123
Increase (decrease) in cash and cash equivalents	202,698	22	(210,135)	(7,415)	21	(7,394)
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$176,449	$120	$3,825	$180,394	$3,220	$183,614

14. SEGMENT REPORTING
The Company's principal business is providing post-secondary education. The Company manages its operations through four reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University.
During fiscal 2013, the Company created "The Center", which provides support services to its four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for students and employees, and remote student advising services. Effective July 1, 2013, The Center allocates costs to each reportable segment based primarily on the level of transaction volume. In the prior fiscal year, similar costs were allocated to each reportable segment based primarily on net revenues. To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the three and nine months ended March 31, 2013 as if The Center existed in prior periods and allocated its costs in a manner consistent with the current period methodology. The creation of The Center and changes in the allocation methodology had no impact on previously reported EBITDA excluding certain expenses for total EDMC.
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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues:
The Art Institutes	$358,624	$393,560	$1,086,613	$1,185,232
Argosy University	91,729	94,430	251,518	268,663
Brown Mackie Colleges	65,858	73,876	205,507	226,122
South University	78,991	77,037	225,617	223,346
Total EDMC	$595,202	$638,903	$1,769,255	$1,903,363

EBITDA excluding certain expenses:
The Art Institutes	$78,988	$101,081	$226,077	$288,250
Argosy University	19,176	16,250	25,108	31,269
Brown Mackie Colleges	4,560	7,638	17,967	25,824
South University	13,178	15,777	30,727	32,140
Corporate and other	(20,877)	(18,791)	(65,603)	(65,341)
Total EDMC	95,025	121,955	234,276	312,142

Reconciliation to consolidated loss before income taxes:
Restructuring (1)	5,760	—	16,858	9,145
Lease abandonment charge (2)	6,367	—	6,367	—
Settlement-related costs	1,900	—	7,859	—
Long-lived asset impairments (2)	509,248	300,104	513,095	300,104
Loss on debt refinancing (3)	—	5,232	—	5,232
Loss on sale-leaseback transactions (2)	3,491	—	3,491	3,938
Depreciation and amortization	37,109	40,266	114,307	123,667
Net interest expense	31,076	30,464	94,557	92,924
Loss before income taxes	$(499,926)	$(254,111)	$(522,258)	$(222,868)
(1) Refer to Note 7, "Accrued Liabilities," for more information on these charges.
(2) Refer to Note 4, "Property and Equipment," and Note 5, "Goodwill and Intangible Assets," for more information on these charges.
(3) Refer to Note 8, "Short-Term and Long-Term Debt" for more information.

Total assets of each reportable segment were as follows (in thousands):

Assets: *	March 31, 2014	June 30, 2013	March 31, 2013
The Art Institutes	$937,971	$1,521,597	$1,501,455
Argosy University	234,237	274,151	253,303
Brown Mackie Colleges	184,788	231,225	202,844
South University	201,965	233,993	196,867
Corporate and other	318,389	162,390	302,893
Total EDMC	$1,877,350	$2,423,356	$2,457,362
* Excludes inter-company activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Trends, Developments and Challenges
We operate in a challenging economic environment in a highly regulated and dynamic industry. During the third quarter of fiscal 2014, our financial results did not meet our prior forecasts. Due primarily to lower than anticipated application production for future periods at The Art Institutes together with a significant deterioration in our market capitalization and credit rating downgrades during the quarter, we performed impairment reviews of the carrying value of goodwill and indefinite-lived intangible assets at all of our reporting units and recorded a goodwill impairment of $433.7 million and an indefinite-lived intangible asset impairment of $75.5 million at The Art Institutes. We believe that the following developments and trends present opportunities, challenges and risks to our business and impacted our results during the third fiscal quarter and projections of future results:
New regulations may have a significant impact on our business.
Our business is highly regulated and there has been an increased focus on regulations designed to address the rising costs of post-secondary education in order to make higher education more affordable. President Obama announced a plan to measure performance by post-secondary institutions through a new college ratings system designed to provide students and their families with information to select schools that provide the best value. The President's plan is to roll out the college ratings system in 2015-2016. Part of the President's plan would require Congress to pass legislation that would tie federal student aid to performance by post-secondary institutions to allow students to maximize their federal aid at institutions that provide the best value.
Following negotiated rulemaking sessions, where consensus was not reached, the U.S. Department of Education published a Notice of Proposed Rules in the Federal Register on March 25, 2014 which request comment on the adoption of three annual metrics for measuring whether programs offered by proprietary institutions such as ours lead to “gainful employment” in a recognized occupation. Under the Higher Education Act of 1965, as amended ("HEA"), with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.” The U.S. Department of Education previously adopted regulations that were scheduled to become effective as of July 1, 2012 and that would have for the first time set forth standards for measuring whether programs lead to gainful employment in a recognized occupation. These regulations, which were vacated by a federal court decision, would have established three annual metrics related to student loan borrowing which would have imposed certain restrictions on programs up to and including the prohibition on participation in Title IV financial aid programs in the event that the metrics were not satisfied over a period of time.
The proposed regulatory language would cause each educational program covered by the rule to fail if the student-loan debt payments of graduates of the program exceed 12 percent of their annual incomes and 30 percent of their discretionary incomes, the same ratios as in the original rule. Programs whose graduates have debt-to-annual-income ratios of 8 percent to 12 percent or debt-to-discretionary-income ratios of 20 percent to 30 percent would fall in a “zone”, and the institution would have to warn students that they might become ineligible for aid. Programs that fail both debt-to-annual-income tests twice in any three-year period or are in the zone or failing for four consecutive years would be ineligible for federal student aid. In response to the 2012 Court ruling, the proposed gainful employment regulation uses programmatic cohort default rates rather than loan-repayment rates as an additional test. Programs whose borrower cohort default rates equal or exceed 30 percent for three consecutive years would be ineligible for federal student aid. The comment period runs through May 27, 2014, after which the U.S. Department of Education will consider revisions to the proposed rule. A final rule must be published in the Federal Register by November 1, 2014 to be effective as of July 1, 2015. The U.S. Department of Education estimated that approximately 1,000,000 students are enrolled in programs that would either fail or fall into the zone for improvement under the proposed gainful employment metrics. If the final gainful employment rule is substantially similar to the proposed rule published for comment, it would have a material adverse effect on our business.
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
In January 2014, the U.S. Department of Education commenced negotiated rulemaking sessions to implement changes to the Clery Act required by the Violence Against Women Act which, among other items, requires institutions to compile statistics for certain additional crimes reported to campus security authorities or local police agencies, and include such information in its annual security report. Consensus was reached, and, therefore, it is expected that the U.S. Department of Education will publish a final rule by November 1, 2014 with an effective date of July 1, 2015. Finally, another series of negotiated rulemaking sessions to address program integrity and improvement issues was held in February, March, and April 2014, with a final session scheduled for May 2014, to address cash management of Title IV funds including use of debit cards and handling of Title IV credit balances; state authorization for programs offered through distance or correspondence education; state authorization for non-U.S. locations of domestic educational institutions; clock to credit hour conversion; the definition of "adverse credit" for borrowers under the Federal Direct PLUS Loan Program; and the application of repeat coursework provisions to graduate and undergraduate programs.
The agreements governing our indebtedness include financial covenants which, though we are in compliance as of March 31, 2014, we anticipate violating as of June 30, 2014, which will result in our being in breach of the agreements unless we obtain a waiver or are able to refinance the indebtedness.
At March 31, 2014, we had $1.3 billion of indebtedness outstanding. The terms of our debt agreements restrict us from certain activities such as incurring additional indebtedness and require us to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. While we have satisfied the financial ratios in the past and at March 31, 2014, the margin between the actual results and the covenant requirements has decreased significantly over the past 12 months due to declining operating performance. Based on revised projections for the fourth quarter of fiscal 2014, we believe that we will likely not satisfy the financial covenant compliance ratios for the twelve month period ending June 30, 2014. A violation of these covenants, unless waived by the lenders or otherwise cured, would constitute an event of default under the senior secured credit facilities and indenture pursuant to which the PIK Notes were issued, thereby allowing the lenders to demand immediate payment in full of all amounts outstanding and terminate their obligations to make additional loans and issue new letters of credit under the revolving credit facility. We are currently in discussions with our lenders with respect to the potential violation of the financial ratio covenants with a view toward obtaining amendments to the debt agreement or waiver of the covenants so as to be in compliance as of June 30, 2014. While we believe that we can negotiate an acceptable resolution, we may not be able to negotiate such amendments or waiver and such amendments or waiver may not be on terms that we find to be acceptable. The factors negatively impacting the higher education industry, which have adversely impacted our business, have also made it more difficult to refinance our indebtedness due to investor uncertainty about our projected results from operations. To the extent that we do refinance any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt and may impose additional restrictions on our business. If we are unable to obtain a waiver from our lenders or amend the terms of the debt agreements on acceptable terms, it would have a material adverse effect on our business and financial position.
We have increased our focus on student affordability, which can have a negative impact on our net revenues.
In the past, we and other providers of post-secondary education were able to pass along the rising cost of providing quality education through increases in tuition charged to students. As a result, the cost of a post-secondary degree increased substantially while incomes earned by families stagnated due to a weak economy. In order to make our programs more attractive to prospective students, we have introduced a number of initiatives to limit or decrease the cost of obtaining a degree from our institutions, including freezing tuition at The Art Institutes through 2015 for students who enrolled by October 2013, decreasing the number of credit hours necessary to complete certain programs, reducing certain fees and other charges, and substantially increasing the availability of scholarships to students. We have awarded approximately $106 million of scholarships in the nine months ended March 31, 2014, an increase of 53 percent compared to the nine months ended March 31, 2013, the majority of which have been awarded at The Art Institutes. We anticipate awarding approximately $140 million in scholarships in fiscal 2014, an increase of approximately 50 percent from fiscal 2013. Due to our focus on decreasing the cost of education at our schools, we estimate that the average debt incurred by students graduating from the Art Institutes has decreased by approximately 13 percent since fiscal 2011. We believe that our limited ability to increase tuition will continue for the foreseeable future.
We have adopted a number of initiatives to make our business more efficient and to respond to changing market conditions and will continue to do so in the future.
We have adopted a number of measures designed to make our business more efficient in order to decrease the cost of an education for our students and to respond to changing market conditions. Primarily through process efficiencies and productivity improvements, we believe we will be able to achieve gross cost savings at the high end of our previously disclosed range of $100 million to $125 million during fiscal 2014 as compared to fiscal 2013. For example, during fiscal 2013, we created The Center, which provides support services to our four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for our students and employees, and remote student advising services. Additionally, during fiscal 2014, we have taken measures to decrease our reliance on third party lead generators which we anticipate will continue into the fourth quarter of fiscal 2014. Some of these projected savings will offset cost increases in other areas of our business that we have incurred and expect to incur during the remainder of fiscal 2014. We believe that these affordability efforts, some of which increase the risk associated with our future operating results, contribute significantly to our core mission of educating students.
Changes in the availability of PLUS program loans contributed to a reduction in student enrollment and net revenues at The Art Institutes during fiscal 2013 and 2014 and are likely to adversely impact new students in fiscal 2015 and beyond.
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
We have undertaken a number of actions to address this issue including, among other measures, expanding our scholarship programs at The Art Institutes and extending greater amounts of credit to those Art Institute students who are denied PLUS program loans but who still enroll in school. Additionally, we increased the maximum length of payment plans we offer students from 36 months beyond graduation to 42 months beyond graduation in fiscal 2013. Further, we commenced a program under which we purchase loans awarded and disbursed to our students from a private lender during the fourth quarter of fiscal 2013. All of these initiatives have negatively impacted our liquidity. The changes we have made with respect to the extension of credit to our students have resulted in higher gross long-term student receivable and purchased loan program balances, which were $74.2 million at March 31, 2014 and $45.8 million at March 31, 2013, and higher bad debt expense as a percentage of net revenues compared to prior periods. Bad debt expense was 7.1 percent and 6.8 percent of net revenues during the nine months ended March 31, 2014 and 2013, respectively, and 6.9 percent and 5.9 percent during the fiscal years ended June 30, 2013 and 2012.
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
In light of the HELP Committee investigation and staff report, a number of other investigations have been undertaken and lawsuits filed, including the following:

•
A number of State Attorneys General have launched investigations into proprietary post-secondary institutions, including a number of our schools. We along with three other publicly traded proprietary education companies are the subject of a multistate investigation by 14 State Attorneys General which was announced in January 2014 regarding our business practices. The investigation of our schools is being coordinated through the Attorney General of the Commonwealth of Pennsylvania. We previously received subpoenas from the Attorneys General of Florida, Kentucky, New York, Colorado, and Massachusetts in October 2010, December 2010, August 2011, September 2012, and January 2013, respectively, and the San Francisco, California City Attorney in December 2011 in connection with investigations of our institutions and their business practices. As previously disclosed, on December 5, 2013, we entered into a Final Consent Judgment with the Colorado Attorney General’s Office.

•
We received subpoenas from the Division of Enforcement of the Securities and Exchange Commission in March 2013 and May 2013 requesting documents and information relating to our valuation of goodwill in fiscal 2012, bad debt allowance for student receivables, and letters of credit we posted with the U.S. Department of Education.

•
We received a subpoena from the Office of Inspector General of the U.S. Department of Education in May 2013 requesting policies and procedures related to Argosy University's attendance, withdrawal, and return to Title IV policies.

•
The Consumer Financial Protection Bureau ("CFPB") and State Attorneys General are investigating student-lending practices at proprietary education institutions. In February 2014, the CFPB filed a lawsuit against a publicly traded proprietary education company alleging that it engaged in predatory lending practices.

•
On January 30, 2014, the Federal Trade Commission (the "FTC") announced a new system to handle complaints from military veterans and service members regarding higher education institutions, providing online reporting forms to file complaints directly with the U.S. Department of Veterans Affairs and the U.S. Department of Defense regarding issues such as cost of attendance, marketing, graduation rates, program quality, employment prospects and course credit. Students may also email similar complaints to the U.S. Department of Education. These complaints will be forwarded to the FTC's Consumer Sentinel Network database. In addition, in February 2014 the FTC requested documents and information from a publicly traded proprietary education company about the company's marketing, advertising and sale of post-secondary products and services in order to determine whether violations of the Federal Trade Commerce Act occurred.

•
The Chair of the U.S. Senate Subcommittee on Financial and Contracting Oversight sent a survey to 350 post-secondary institutions in April 2014 addressing sexual assaults on campus. Several of our schools received the survey and intend to respond.

These investigations, together with the Washington qui tam lawsuit in which the U.S. Department of Justice and Attorneys General from five states have intervened, have led to a significant amount of negative publicity for the proprietary education industry and our schools. These numerous investigations could result in additional litigation and investigations regarding proprietary education.
Student concerns regarding the assumption of additional debt in light of the current economic climate have given rise to reluctance to pursue further education.
Due to the effects of the current economic climate, many prospective students are unable to make cash payments towards their education. Recently, there has been a significant amount of negative publicity surrounding the incurrence of excessive debt to pay for a post-secondary education. On July 19, 2012, the CFPB and the U.S. Department of Education issued a report describing what they characterized as risky practices in the private student loan market over the past ten years, among other things. According to the CFPB's estimates, outstanding student loan debt in the United States exceeded $1 trillion in 2011, consisting of $864 billion of federal student debt and $150 billion of private student loan debt. A number of media outlets have published stories linking student loan indebtedness to the recent mortgage loan crisis. We believe that the negative publicity surrounding student indebtedness, together with the inability of students to pay cash for their education and the effect of a stagnant economy and challenged employment prospects, have led to a reluctance in a number of prospective students to enroll in our schools.
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

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	60.1%	54.8%	59.9%	57.4%
General and administrative	27.0%	26.0%	28.8%	26.8%
Depreciation and amortization	6.2%	6.3%	6.5%	6.5%
Long-lived asset impairments *	85.6%	47.0%	29.0%	15.8%
Total costs and expenses	178.9%	134.1%	124.2%	106.5%
Loss before interest and taxes	(78.9)%	(34.1)%	(24.2)%	(6.5)%
Interest expense, net	5.2%	4.8%	5.3%	5.0%
Loss on debt refinancing	—%	0.8%	—%	0.3%
Loss before income taxes	(84.1)%	(39.7)%	(29.5)%	(11.8)%
Income tax (benefit) expense	(5.4)%	1.0%	(2.6)%	1.0%
Net loss	(78.7)%	(40.7)%	(26.9)%	(12.8)%
* The goodwill impairment charges from fiscal 2013 have been adjusted as further described in Item 1, "Financial Statements," Note 5, "Goodwill and Intangible Assets" under “Correction of Immaterial Errors."
Three Months Ended March 31, 2014 (current quarter) compared to Three Months Ended March 31, 2013 (prior year quarter)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
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
Net revenues decreased 6.8 percent to $595.2 million in the current quarter compared to $638.9 million in the prior year quarter. The decrease in net revenues was due primarily to a 6.9 percent decrease compared to the prior year quarter in average enrolled student body to 119,500 students as well as our continued efforts to improve the affordability of the education we provide by awarding more scholarships to our students compared to the prior year quarter. Partially offsetting these decreases was the impact of additional revenue days at Argosy University compared to the prior year quarter.
Educational services expense
Educational services expense consists primarily of costs related to the development, delivery and administration of our education programs. Major cost components are faculty compensation, salaries of administrative and student services staff, costs of educational materials, facility occupancy costs, bad debt expense and information systems costs. Educational services expense increased by $6.7 million, or 1.9 percent, to $356.9 million in the current quarter. In March 2014, we determined that we would not begin admitting students for one of our start-up Art Institute locations as we had previously anticipated. As a result, we recorded a $6.3 million charge that was comprised of existing construction-in-progress assets and accelerated rent expense based on the remaining minimum obligations under the existing lease, net of expected sublease income.  In addition, we recognized a $3.5 million loss on a sale-leaseback transaction and $4.3 million of employee severance expenses that occurred primarily at our Art Institutes, Argosy University and Brown Mackie Colleges segments. After adjusting for these expenses, educational services expense increased by 278 basis points as a percentage of net revenues compared to the prior year quarter due in part to lower average enrolled student body and the resulting loss of operating leverage.
Costs that were most affected by the loss in operating leverage in the current quarter compared to the prior year quarter were employee-related costs, which increased by 79 basis points as a percentage of net revenues, and rent expense associated with school locations, which was relatively flat on an absolute basis, but increased 71 basis points as a percentage of net revenues. Bad debt expense was $40.3 million, or 6.8 percent of net revenues, in the current quarter compared to $39.9 million, or 6.2 percent of net revenues, in the prior year quarter, an increase of 53 basis points. Outside services costs also increased by 62 basis points compared to the prior year quarter. The remaining net increase of 13 basis points resulted from changes in other costs, none of which was individually significant.
General and administrative expense
General and administrative expense consists of marketing and student admissions expenses and certain central staff departmental costs such as executive management, finance and accounting, legal and consulting services, corporate development and other departments that do not provide direct services to our students. General and administrative expense was $160.8 million in the current quarter, a decrease of 3.6 percent from $166.8 million in the prior year quarter. During the three months ended March 31, 2014, we recognized $1.5 million of employee severance expenses at our corporate offices and $1.9 million of costs related to legal settlements. After adjusting for these items, general and administrative expense increased by 34 basis points as a percentage of net revenues compared to the prior year quarter.
Legal and consulting costs, the latter of which were incurred in part to assist future process optimization and centralization efforts to support student affordability, increased by 88 basis points compared to the prior year quarter. Also contributing to the increase were employee related costs for non-marketing personnel, which increased 41 basis points as a percentage of net revenues. Partially offsetting the increase in general and administrative expense were marketing and admissions costs, which were 21.8 percent of net revenues in the current quarter and 22.7 percent of net revenues in the prior year quarter, representing a decrease of 93 basis points. The overall marketing and admissions cost per new student decreased approximately one percent due to continued admissions productivity. The remaining net decrease of two basis points as a percentage of net revenues in the current quarter relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization on long-lived assets was $37.1 million in the current quarter compared to $40.3 million in the prior year quarter, a decrease of 7.8 percent.
Long-lived asset impairments
During the three months ended March 31, 2014 and 2013, we recorded goodwill impairments of $433.7 million and $270.9 million and non-cash indefinite-lived intangible asset impairments of $75.5 million and $28.0 million, respectively, at The Art Institutes reporting unit. Additionally, we impaired $1.2 million of fixed assets at one of our schools in the prior year quarter.
Interest expense, net
Net interest expense was $31.1 million in the current quarter, an increase of $0.6 million, or 2.0 percent, from the prior year quarter. The increase was primarily due to the higher rate on the PIK Notes issued in connection with the debt refinancing in March 2013 described below.
Loss on debt refinancing
On March 5, 2013, we completed the exchange of $365.3 million of our 8.75 percent senior notes for (i) $203.0 million of PIK Notes and (ii) $162.3 million of cash. In connection with the exchange offer, we incurred fees of $5.2 million with third parties that were recorded as a loss on debt refinancing during the quarter ended March 31, 2013.
Provision for income taxes
The effective tax rates differ from the combined federal and state statutory rates due to valuation allowances, expenses that are non-deductible for tax purposes, discrete items and the accounting related to uncertain tax positions. Our effective tax rates in the three months ended March 31, 2014 and 2013 were significantly impacted by goodwill impairment charges, none of which were deductible for income tax purposes. In addition, the effective tax rates for the current quarter were impacted by the disproportionate impact of discrete items on low earnings as well as other permanent tax differences, which have remained relatively consistent period over period.

As a result of the expiration of certain statutes of limitation with respect to the 2010 and 2009 fiscal years, our liability for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes, decreased by $3.0 million and $0.7 million during the three month periods ended March 31, 2014 and 2013, respectively. The current quarter includes a discrete deferred tax benefit of approximately $3.3 million resulting from the March 2014 enactment of tax reform in the state of New York, which in addition to other amendments changed the income tax rate, the tax filing methodology and how revenues from the sale of services are sourced for New York income tax purposes.
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
Nine Months Ended March 31, 2014 (current year period) compared to the Nine Months Ended March 31, 2013 (prior year period)
All basis point changes are presented as a change in the percentage of net revenues in each period of comparison.
Net revenues
Net revenues decreased 7.0 percent to $1,769.3 million in the nine months ended March 31, 2014 compared to $1,903.4 million in the nine months ended March 31, 2013. The decrease in net revenues was due primarily to a 7.3 percent decrease compared to the prior year period in average enrolled student body to 120,070 students as well as our continued efforts to improve the affordability of the education we provide by awarding more scholarships to our students compared to the prior year period. Partially offsetting these decreases was the impact of additional revenue days at Argosy University compared to the prior year period.
Educational services expense
Educational services expense decreased by $31.7 million, or 2.9 percent to $1,060.1 million in the current year period. In March 2014, we determined that we would not begin admitting students for one of our start-up Art Institute locations as we had previously anticipated and recorded a $6.3 million charge as further described above.  In addition, we recognized $9.0 million of restructuring expenses and a $3.5 million loss on a sale-leaseback transaction. During the prior year period, we recognized $8.2 million of restructuring expenses and a loss of $3.9 million related to the sale of one of the properties associated with multiple sale-leaseback transactions. After adjusting for these items, educational services expense increased by 213 basis points as a percentage of net revenues compared to the prior year period due primarily to lower average enrolled student body compared to the prior year period and the resulting loss of operating leverage.
Costs that were most affected by the loss in operating leverage were employee-related costs, which increased by 66 basis points in the current year period compared to the prior year period, and rent expense associated with school locations, which increased 78 basis points as a percentage of net revenues compared to the prior year period. The increase in rent expense as a percentage of net revenues was due in part to more leases as a result of the sale-leaseback transactions we entered into in the latter half of the second quarter of fiscal 2013 as well as the comparative effect of a favorable rent credit at one of our leased school locations in fiscal 2013. Bad debt expense was $125.0 million, or 7.1 percent of net revenues, in the current year period compared to $129.7 million, or 6.8 percent of net revenues, in the prior year period, an increase of 25 basis points. Outside services costs also increased by 40 basis points compared to the prior year period. The remaining net increase of four basis points resulted from changes in other costs, none of which was individually significant.
General and administrative expense
General and administrative expense was $509.5 million in the current year period, a decrease of 0.6 percent from $512.5 million in the prior year period. We recognized $7.9 million and $0.9 million of restructuring expenses in the nine months ended March 31, 2014 and 2013, respectively, and an additional $7.9 million of settlement-related costs in the current year period. After adjusting for these items, general and administrative expense increased by 103 basis points as a percentage of net revenues compared to the prior year period.
Legal and consulting services costs, the latter of which were incurred in part to assist future process optimization and centralization efforts to support student affordability, increased by 69 basis points in the current year period compared to the prior year period. Marketing and admissions costs were 22.8 percent of net revenues in the current year period and 22.6 percent of net revenues in the prior year period representing an increase of 23 basis points. The remaining net increase of 11 basis points as a percentage of net revenues in the current year period relates to other items, none of which was individually significant.

Depreciation and amortization
Depreciation and amortization on long-lived assets was $114.3 million in the current year period compared to $123.7 million in the prior year period. The year over year decrease of 7.6 percent was primarily due to accelerated amortization of $4.6 million recorded in the prior year period due to a software related asset that no longer had a useful life.
Interest expense, net
Net interest expense was $94.6 million in the current year period, an increase of $1.6 million from the prior year period, or 1.8 percent. The increase was primarily due to the higher rate on the PIK Notes issued in connection with a debt refinancing in March 2013.
Provision for income taxes
Our effective tax rates in the nine months ended March 31, 2014 and 2013 were significantly impacted by goodwill impairment charges, none of which were deductible for income tax purposes. In addition, the effective tax rate for the current year period was impacted by the disproportionate impact on low earnings of discrete items as well as other permanent tax differences, which have remained relatively consistent period over period.
As a result of the expiration of certain statutes of limitation with respect to the 2010 and 2009 fiscal years, our liability for uncertain tax positions, excluding interest and the indirect benefits associated with state income taxes, decreased by $3.0 million and $0.7 million during the nine month periods ended March 31, 2014 and 2013, respectively. The current year period includes discrete deferred tax benefit of approximately $6.5 million resulting from tax law changes in the states of Pennsylvania and New York.
Analysis of Operating Results by Reportable Segment
Each of our 110 schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands aligned to specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics. Our operations are organized into four corresponding reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University.
Student information by segment was as follows:

	For the Three Months Ended March 31,			For the Nine Months Ended March 31,
New student enrollment: (1)	2014	2013	% Change	2014	2013	% Change
The Art Institutes	9,450	11,210	(15.7)%	37,450	40,380	(7.3)%
Argosy University	4,500	5,130	(12.3)%	13,510	14,390	(6.1)%
Brown Mackie Colleges	3,590	4,110	(12.7)%	11,840	12,990	(8.9)%
South University	4,600	4,090	12.5%	13,930	13,530	3.0%
Total EDMC	22,140	24,540	(9.8)%	76,730	81,290	(5.6)%

Average enrolled student body: (1) (2)
The Art Institutes	62,070	67,070	(7.5)%	62,620	67,780	(7.6)%
Argosy University	23,480	25,260	(7.0)%	23,500	25,140	(6.5)%
Brown Mackie Colleges	15,380	17,040	(9.7)%	15,800	17,320	(8.8)%
South University	18,570	18,960	(2.1)%	18,150	19,270	(5.8)%
Total EDMC	119,500	128,330	(6.9)%	120,070	129,510	(7.3)%
(1) The data above includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the monthly average of the unique students who met attendance requirements within each month of the three and nine months ended March 31, 2014 and 2013.
The measure used by the chief operating decision maker to evaluate segment performance and allocate resources is EBITDA excluding certain expenses, which we define as net income before interest, income taxes, depreciation and amortization and certain other expenses related to long-lived asset impairments, lease abandonment, restructuring, settlement-related costs and losses on sale lease-back transactions. EBITDA excluding certain expenses is not a recognized term under accounting principles generally accepted in the United States of America ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. We believe EBITDA excluding certain expenses is helpful in highlighting trends because it excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We compensate for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity.
To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the three and nine months ended March 31, 2013 as if The Center existed in prior periods and allocated its costs in a manner consistent with the current period methodology. The creation of The Center and changes in the allocation methodology had no impact on previously reported EBITDA excluding certain expenses for total EDMC. See Item 1, “Financial Statements,” Note 14, “Segment Reporting” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated loss before income taxes.
Net revenues and EBITDA excluding certain expenses by reportable segment were as follows (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Net revenues:	2014	2013	2014	2013
The Art Institutes	$358,624	$393,560	$1,086,613	$1,185,232
Argosy University	91,729	94,430	251,518	268,663
Brown Mackie Colleges	65,858	73,876	205,507	226,122
South University	78,991	77,037	225,617	223,346
Total EDMC	$595,202	$638,903	$1,769,255	$1,903,363

EBITDA excluding certain expenses:
The Art Institutes	$78,988	$101,081	$226,077	$288,250
Argosy University	19,176	16,250	25,108	31,269
Brown Mackie Colleges	4,560	7,638	17,967	25,824
South University	13,178	15,777	30,727	32,140
Corporate and other	(20,877)	(18,791)	(65,603)	(65,341)
Total EDMC	$95,025	$121,955	$234,276	$312,142

Depreciation and amortization expense, which is excluded from EBITDA excluding certain expenses, was as follows for each reportable segment (in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Depreciation and Amortization:	2014	2013	2014	2013
The Art Institutes	$18,276	$20,689	$57,725	$59,969
Argosy University	3,918	4,294	11,527	12,753
Brown Mackie Colleges	5,043	5,503	15,475	17,116
South University	3,239	3,377	9,835	9,885
Corporate and other *	6,633	6,403	19,745	23,944
Total EDMC	$37,109	$40,266	$114,307	$123,667

* Includes a $4.6 million charge in the nine months ended March 31, 2013 pertaining to software related assets that no longer had a useful life.

Three Months Ended March 31, 2014 (current quarter) Compared with the Three Months Ended March 31, 2013 (prior year quarter)
The Art Institutes
Net revenues decreased by $34.9 million, or 8.9 percent, to $358.6 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 7.5 percent, or approximately 5,000 students. The decrease in average enrolled student body was primarily the result of the factors described above under "Key Trends, Developments and Challenges." In addition, The Art Institutes awarded a larger amount of scholarships to students in the current quarter compared to the prior year quarter, which also contributed to the year-over-year decrease in net revenues.
The declines in average enrolled student body and net revenues contributed to the $22.1 million decrease in EBITDA excluding certain expenses, which fell to $79.0 million in the current quarter. Primarily as a result of our efforts to keep costs aligned with current enrollment levels, operating expenses, excluding depreciation and amortization, decreased by 4.4 percent year-over-year.
However, operating expenses increased as a percentage of net revenues in the current quarter due primarily to reduced operating leverage from employee-related costs for non-marketing personnel and rent expense. Additionally, bad debt expense increased in the current quarter compared to the prior year quarter primarily due to higher short-term and long-term receivable balances including purchased loan program balances resulting from the increased extension of credit to students. Also contributing to the increase were legal and consulting services costs, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability. Partially offsetting the above increases was improved student to instructor ratios and a decrease in marketing and admissions due primarily to continued improvement in admissions productivity.
Argosy University
Net revenues decreased by $2.7 million, or 2.9 percent, to $91.7 million in the current quarter compared to the prior year quarter due to primarily to a decrease in average enrolled student body of 7.0 percent, or approximately 1,780 students and a higher amount of scholarships awarded in the current quarter compared to the prior year quarter. These decreases were partially offset by more revenue days in the current quarter compared to the prior year quarter due to the timing of academic term starts. The decrease in net revenues was more than offset by lower marketing and admissions expense as a percentage of net revenues in the current quarter compared to the prior year quarter, which resulted in a $2.9 million increase to EBITDA excluding certain expenses to $19.2 million in the current quarter.
Brown Mackie Colleges
Net revenues decreased $8.0 million, or 10.9 percent, to $65.9 million in the current quarter compared to the prior year quarter due primarily to a decrease in average enrolled student body of 9.7 percent, or approximately 1,660 students. The above decrease in net revenues coupled with reduced operating leverage resulted in a $3.1 million decrease in EBITDA excluding certain expenses to $4.6 million in the current quarter.
South University
Despite a decrease in average enrolled student body of 2.1 percent, or approximately 390 students, net revenues increased $2.0 million, or 2.5 percent, to $79.0 million in the current quarter compared to the prior year quarter. The decrease in average enrolled student body was more than offset by an increase in revenue per student in the current quarter due to an increase in average registered credits per student resulting primarily from a greater mix of campus-based students, who typically take a higher credit load relative to fully-online students. Employee-related costs and bad debt expense increased in the current quarter compared to the prior year quarter resulting in a $2.6 million decrease to EBITDA excluding certain expenses, which was $13.2 million in the current quarter.
Nine Months Ended March 31, 2014 (current period) Compared with the Nine Months Ended March 31, 2013 (prior year period)
The Art Institutes
Net revenues decreased by $98.6 million, or 8.3 percent, to $1,086.6 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 7.6 percent, or approximately 5,160 students. The Art Institutes also awarded a larger amount of scholarships to students in the current period compared to the prior year period, which also contributed to the year-over-year decrease in net revenues. The declines in average enrolled student body and net revenues contributed to the $62.2 million decrease in EBITDA excluding certain expenses, which fell to $226.1 million in the current period along with reduced operating leverage from employee-related costs for non-marketing personnel and rent expense. In addition, legal and consulting services costs increased compared to the prior year period, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability.

Argosy University
Net revenues decreased by $17.1 million, or 6.4 percent, to $251.5 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 6.5 percent, or approximately 1,640 students as well as the higher amount of scholarships awarded. The decrease in net revenues substantially contributed to a $6.2 million decrease in EBITDA excluding certain expenses from the prior year period, which was $25.1 million in the current period.
Brown Mackie Colleges
Net revenues decreased $20.6 million, or 9.1 percent, to $205.5 million in the current period compared to the prior year period due primarily to a decrease in average enrolled student body of 8.8 percent, or approximately 1,520 students. The above decrease in net revenues coupled with reduced operating leverage resulted in a $7.9 million decrease in EBITDA excluding certain expenses to $18.0 million in the current period. In addition, the prior year period benefited from a favorable rent credit at one of Brown Mackie Colleges' leased school locations that did not occur in the current year period.
South University
Despite a decrease in average enrolled student body of 5.8 percent, or approximately 1,120 students, net revenues increased $2.3 million, or 1.0 percent, to $225.6 million in the current period compared to the prior year period. The decrease in average enrolled student body was more than offset by an increase in revenue per student in the current period due to an increase in average registered credits per student resulting primarily from a greater mix of campus-based students, who typically take a higher credit load relative to fully-online students. EBITDA excluding certain expenses decreased by $1.4 million to $30.7 million in the current year period primarily due to higher employee-related costs of non-marketing personnel.
Liquidity and Funds of Capital Resources
We finance our operating activities primarily by cash generated from operations, and our primary source of cash is tuition collected from our students. Most of the students at our institutions based in the United States rely, at least in part, on financial assistance programs to pay for their education, the most significant of which are federal student aid programs under Title IV of the HEA. Subject to satisfactory resolution of the debt covenant issue described below, we believe that cash flow from operations, supplemented from time to time with borrowings under our revolving credit facility, will provide adequate funds for ongoing operations, planned capital expenditures and debt service during the next twelve months.
The terms of our senior credit facilities require us to satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. While we have satisfied the financial ratios as of March 31, 2014, we believe that we will likely not satisfy the financial covenant compliance ratios for the twelve month period ending June 30, 2014. A violation of these covenants, unless waived by the lenders or otherwise cured, would constitute an event of default under the senior secured credit facilities and indenture pursuant to which the PIK Notes were issued, thereby allowing the lenders to demand immediate payment in full of all amounts outstanding and terminate their obligations to make additional loans and issue new letters of credit under the revolving credit facility. We are currently in discussions with our lenders with respect to the potential violation of the financial ratio covenants with a view toward obtaining amendments to the debt agreement or waiver of the covenants so as to be in compliance as of June 30, 2014. While we believe that we can negotiate an acceptable resolution, we may not be able to negotiate such amendments or waiver and such amendments or waiver may not be on terms that we find to be acceptable.
Operating cash flows
Cash flows provided by operating activities for the nine months ended March 31, 2014 were $172.2 million compared to $286.2 million for the nine months ended March 31, 2013. The decrease in operating cash flow was primarily due to lower operating results.
The substantial majority of our consolidated net revenues is derived from the receipt by students of Title IV financial aid program funds, but the extent to which we extend credit to our students has increased in recent years due to decreases in the availability of PLUS program and private loans for students. We expect this trend to continue in the future. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. The repayment period for financing made available to students is currently set at a maximum of 42 months beyond graduation, and the total amount of gross receivables that extend beyond twelve months was $74.2 million at March 31, 2014 and $45.8 million at March 31, 2013, which includes amounts awarded under a program that commenced in the fourth quarter of fiscal 2013 under which we purchase loans awarded and disbursed to our students from a private lender. We do not expect future loan purchases to have a material impact on our cash flow from operations in fiscal 2014 because there would be greater use of our payment plans absent this program.

Bad debt expense as a percentage of net revenues was 7.1 percent and 6.8 percent for the nine months ended March 31, 2014 and 2013, respectively. If students continue to utilize the funding sources described above, our bad debt expense as a percentage of net revenues will remain high and our cash flow from operations will continue to be impacted negatively due to delayed receipts of cash from students. Although these funding sources are not federal student loans that would otherwise directly affect our published federal student loan cohort default rates, they may have an indirect negative impact on the federal student loan cohort default rates because our students may effectively have more total debt upon graduation than in past periods.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flows from operations, net accounts receivable, unearned tuition and advance payment balances. The changes to start dates of academic terms did not have a significant impact on our consolidated cash flow from operations for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013.
The significant majority of our facilities are leased under operating lease agreements, and we anticipate that future commitments on existing leases will be satisfied by cash provided by operating activities. We also expect to extend the terms of leases that will expire in the near future or enter into similar long-term commitments for comparable space.
Direct Loan Programs and Private Student Loans
On a consolidated basis, cash received from students attending our institutions that was derived from Title IV programs represented approximately 73 percent of our total cash receipts during the fiscal year ended June 30, 2013. These receipts include $368.4 million of stipends, which are receipts by students of financing that exceed the tuition and fees paid to our institutions. Stipends are disbursed to students to use for living and other expenses incurred while attending school and are not included in our consolidated net revenues. For purposes of the 90/10 Rule, which tests receipts from Title IV programs on a cash basis and excludes certain receipts such as stipends, the percentage of revenues derived by each of our 18 institutions from Title IV programs during the fiscal year ended June 30, 2013 ranged from 56 percent to approximately 82 percent, with a weighted average of approximately 76 percent.
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
Investing cash flows
Capital expenditures were $52.8 million, or 3.0 percent of net revenues, in the nine months ended March 31, 2014, compared to $64.6 million, or 3.4 percent of net revenues, in the nine months ended March 31, 2013. We expect capital expenditures to approximate $80.0 million for the fiscal year ending June 30, 2014.
During the current period, we completed a sale-leaseback transaction with an unrelated third party for net proceeds of $9.6 million, and in the prior year period we completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. In both years, we entered into operating lease agreements with the purchasers for all properties at initial lease terms ranging from three to 15 years.
Reimbursements for tenant improvements represent cash paid for capital expenditures in which the terms of the applicable lease agreements require the lessors to reimburse the Company for leasehold improvements.
Financing cash flows
As a result of the Transaction, we are highly leveraged and our debt service requirements are significant. As of March 31, 2014, we had $1.3 billion in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility, which currently consists of a $1.1 billion term loan and a $328.3 million revolving credit facility, that we obtained in connection with the Transaction. The term loan requires quarterly payments of $3.0 million to be made on a quarterly basis. We borrowed $75.0 million under the revolving credit facility at June 30, 2013 in order to satisfy year-end regulatory financial ratios, which was repaid on July 1, 2013 from cash on hand at fiscal year-end. We did not borrow against the revolving credit facility at any other point during fiscal 2013 or in the nine months ended March 31, 2014.
At March 31, 2014, we had issued an aggregate of $354.0 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement in favor of the U.S. Department of Education was $348.6 million at March 31, 2014, which equals 15 percent of the total Title IV aid received by students attending our institutions during the fiscal year ended June 30, 2012. The U.S. Department of Education subsequently decreased its letter of credit requirement from $348.6 million to $302.2 million, which equals 15 percent of total Title IV aid received by students who attended our institutions during the fiscal year ended June 30, 2013. Subsequent to March 31, 2014, we reduced the outstanding letter of credit to $302.2 million, which increased the amount available for borrowing under the revolving credit facility by $46.4 million compared to March 31, 2014.
In order to fund the letter of credit obligation to the U.S. Department of Education at March 31, 2014, we used all $200.0 million of capacity under our two cash secured letter of credit facilities and $148.6 million of letter of credit capacity under the revolving credit facility. Letters of credit outstanding under the revolving credit facility reduce the amount available for borrowing; therefore, the amount available to borrow under the revolving credit facility was $174.3 million at March 31, 2014. The borrowing capacity under the revolving credit facility increased to $220.7 million in April 2014 due to the $46.4 million decrease in the letter of credit we post with the U.S. Department of Education. On April 29, 2014, we borrowed $220.5 million on the revolving credit facility in connection with our ongoing negotiations with our lenders. We estimate this additional borrowing will result in an additional $2.4 million of interest expense in the fourth quarter of fiscal 2014 in the event that it is not repaid prior to June 30, 2014.
In the nine months ended March 31, 2014, we classified $6.4 million as a financing cash inflow related to the exercise of time-based stock options and the gross excess tax benefits associated with these exercises along with vesting of restricted stock units. In connection with the vesting of restricted stock units that occurred during the current period, we paid $3.2 million in minimum tax withholdings on behalf of our employees; in exchange, we retained shares equal to the value of the required tax withholding payments on the vesting dates.
We may from time to time use cash on hand to retire or purchase our outstanding debt through open market transactions, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Covenant Compliance
Under its senior secured credit facilities, our subsidiary, EM LLC, is required to satisfy a maximum total leverage ratio, a minimum interest coverage ratio and other financial conditions tests. As of March 31, 2014, EM LLC was in compliance with the financial and non-financial covenants. Our excess coverage on the financial covenants is typically at its lowest as of December 31 and June 30 each year as a result of cash being used in the second and fourth quarters of our fiscal year due to the timing of the starts of our academic terms. While we have continued to satisfy applicable financial covenant compliance ratios, due to declining operating performance, the margin between actual results and the covenant requirements has decreased significantly over the past 12 months. Our continued ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future.
Based on revised projections for the fourth quarter of fiscal 2014, we believe that we will likely not satisfy the financial covenant compliance ratios for the twelve month period ending June 30, 2014. A violation of these covenants, unless waived by the lenders or otherwise cured, would constitute an event of default under the senior secured credit facilities and indenture pursuant to which the PIK Notes were issued, thereby allowing the lenders to demand immediate payment in full of all amounts outstanding and terminate their obligations to make additional loans and issue new letters of credit under the revolving credit facility. We are currently in discussions with our lenders with respect to the potential violation of the financial ratio covenants with a view toward obtaining amendments to the debt agreements or waiver of the covenants so as to be in compliance as of June 30, 2014. While we believe we can negotiate an acceptable resolution, we may not be able to negotiate such amendments or waiver and such amendments or waiver may not be on terms we find to be acceptable. If we are unable to obtain a waiver from our lenders or amend the terms of our existing debt agreements on acceptable terms, it would have a material adverse effect on our business and financial position.
The breach of covenants in the credit agreement governing our senior secured credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement, in which case the lenders could elect to declare all borrowed amounts immediately due and payable. Any such acceleration would also result in a default under our indenture governing the PIK Notes. Additionally, under the credit agreement governing our senior secured credit facilities and the indenture governing the PIK Notes, our subsidiaries’ ability to engage in activities, such as incurring additional indebtedness, making investments and paying dividends or other distributions, is also tied to ratios based on Adjusted EBITDA.
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

For the Twelve Month Period Ended March 31, 2014
Net loss	$(477.7)
Interest expense, net	126.3
Income tax benefit	(54.0)
Depreciation and amortization	155.4
EBITDA	(250.0)
Long-lived asset impairments (1)	513.1
Non-cash compensation (2)	18.8
Severance and relocation	22.0
Settlement-related costs	7.9
Other	18.7
Adjusted EBITDA - Covenant Compliance	$330.5

(1)
We recorded a $433.7 million goodwill impairment and a $75.5 trade name impairment at The Art Institutes during the quarter ended March 31, 2014. In addition, we recorded an impairment of $3.8 million at two of our locations in the quarter ended December 31, 2013 as estimated future cash flows were insufficient to support the carrying values of their property and equipment.

(2)	Represents non-cash expense primarily related to stock options and restricted stock units.

Our financial covenant requirements under the senior secured credit facilities and actual ratios for the twelve month period ended March 31, 2014 were as follows:

	Covenant Requirements	Actual Ratios
Senior secured credit facility
Adjusted EBITDA to Consolidated Interest Expense ratio	Minimum of 2.75x	2.82x
Consolidated Total Debt to Adjusted EBITDA ratio	Maximum of 3.50x	3.32x
New Negotiated Rulemaking
On April 16, 2013, the U.S. Department of Education announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under the HEA. In January 2014, the U.S. Department of Education commenced negotiated rulemaking sessions to implement changes to the Clery Act required by the Violence Against Women Act which, among other items, requires institutions to compile additional statistics for certain crimes reported to campus security authorities or local police agencies, and include such information in its annual security report. Since consensus was reached on the changes to the Clery Act, a final regulation is expected no later than November 1, 2014 with an effective date of July 1, 2015. Additionally, another series of negotiated rulemaking sessions to address program integrity and improvement issues was held in February, March, and April 2014, with an additional session scheduled for May 2014, to address cash management of Title IV funds including use of debit cards and handling of Title IV credit balances; state authorization for programs offered through distance or correspondence education; state authorization for non-U.S. locations of educational institutions; clock to credit hour conversion; the definition of "adverse credit" for borrowers under the Federal Direct PLUS Loan Program; and the application of repeat coursework provisions to graduate and undergraduate programs. An additional session has been scheduled for May 2014. These negotiated rulemaking initiatives are expected to produce new regulations in a variety of areas. If the final regulations are published by November 1, 2014, the effective date of any such regulations would be effective on or after July 1, 2015.
The U.S. Department of Education also held negotiated rulemaking sessions to discuss a proposed "gainful employment" rule in September, November, and December 2013.  On March 25, 2014, the U.S. Department of Education published a Notice of Proposed Rulemaking on the gainful employment regulation for comment by the public for a sixty day period or May 27, 2014. The proposed regulatory language would cause each educational program covered by the rule to fail if its graduates' student-loan debt payments exceed 12 percent of their annual incomes and 30 percent of their discretionary incomes, the same ratios as in the original rule. Programs whose graduates have debt-to-annual-income ratios of 8 percent to 12 percent or debt-to-discretionary-income ratios of 20 percent to 30 percent would fall in a “zone”, and the institution would have to warn students that they might become ineligible for aid. Programs that fail both debt-to-annual-income tests twice in any three-year period or are in the zone or failing for four consecutive years would be ineligible for federal student aid. In response to the 2012 Court ruling, the proposed gainful employment regulation uses programmatic cohort default rates rather than loan-repayment rates as an additional test. Programs whose borrower cohort default rates equal or exceed 30 percent for three consecutive years would be ineligible for federal student aid. The comment period runs through May 27, 2014, after which the U.S. Department of Education will consider revisions to the proposed rule. A final rule must be published in the Federal Register by November 1, 2014 to be effective as of July 1, 2015. If the final gainful employment rule is substantially similar to the proposed rule published for comment, it would have a material adverse effect on our business.
The U.S. Department of Education has also conducted listening tours to solicit public feedback building on President Obama’s call for a national college ratings system. The Secretary of the Department has publicly stated that the draft college ratings system is expected to be released in early 2014 for comment and will be rolled out in 2015-2016. The President would also like to request legislation that would tie federal student aid to college performance with an implementation goal of 2018.
Use of Estimates and Critical Accounting Policies
During the three months ended March 31, 2014, we recorded a non-cash goodwill impairment of $433.7 million at The Art Institutes reporting unit. Refer to Item 1, "Financial Statements," Note 5, "Goodwill and Intangible Assets" for more information. The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values at March 31, 2014:

		Step One Analysis:
		Deficit Caused By Hypothetical Reductions to Fair Value
		(in millions)
	Goodwill	5%	15%	25%	35%
The Art Institutes	$217	$—	$—	$(47)	$(113)
Argosy University	80	—	(2)	(8)	(14)
South University	46	—	—	—	—
Total EDMC	$343	$—	$(2)	$(55)	$(127)
Holding all other factors constant, an increase in the discount rate of 100 basis points would not have resulted in the carrying values of The Art Institutes, Argosy University and South University exceeding their estimated fair values at March 31, 2014 (after recording the current quarter goodwill impairment charge at The Art Institutes).
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
At March 31, 2014, we have provided $19.9 million of surety bonds primarily to state regulatory agencies through four different surety providers. We believe that these surety bonds will expire without being funded; therefore, the commitments are not expected to affect our financial condition.
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
The Company, under the supervision and participation of its management, which include the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. This evaluation was conducted as of the end of the period covered by this Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, because of a material weakness in internal controls over financial reporting related to the accounting for goodwill impairment, the Company’s disclosure controls and procedures are not effective.
During the quarter ended March 31, 2014, the Company identified errors in prior periods in the calculation of deferred taxes that is required in connection with the hypothetical purchase price allocation performed in the step two portion of the goodwill impairment test. The errors in calculating the deferred taxes affected the magnitude of the goodwill impairment charges previously recorded. The impact of these errors was not material to any prior period; however, the aggregate pre-tax amount of the prior period errors would have been material to the Company's consolidated statements of operations for the three and nine months ended March 31, 2014. Therefore, the lack of internal controls indicated to management that deficiencies existed in internal controls over financial reporting that potentially would not prevent or detect a material misstatement to the consolidated financial statements. The Company is in the process of actively addressing and remediating this material weakness.
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America. Except as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
We are also the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. We are cooperating with the Office of Inspector General in connection with its investigation. Additionally, the U.S. Department of Justice recently notified us that we are being investigated by the U.S. Attorney's Offices for the Middle District of Tennessee and the Western District of Pennsylvania in connection with separate claims under the federal False Claims Act. Further, the U.S. Department of Education may take emergency action to suspend any of our schools' certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent the misuse of Title IV program funds.
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
We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State Attorneys General, the U. S. Department of Education, members and committees of Congress and other parties have increasingly focused on allegations of improper recruiter compensation practices and deceptive marketing practices, among other issues. For example, on July 30, 2012, the majority staff of the HELP Committee issued a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success." While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the post-secondary educational population, the majority staff report was highly critical of these institutions. The report contended that these institutions have a high cost of attendance, engage in aggressive and deceptive recruiting, have high drop-out rates, provide insufficient student support services, and are responsible for high levels of student debt and loan defaults, among other things. The report called for increased disclosure of information about student outcomes at proprietary colleges and universities, prohibiting institutions from using federal financial aid funding to market, advertise and recruit, amending the 90/10 Rule to prohibit these institutions from receiving more than 85 percent of their revenues from federal funds, prohibiting the use of mandatory binding arbitration clauses in enrollment agreements, and other measures ostensibly to protect students and taxpayers.
On January 30, 2014, the FTC announced a new system to handle complaints from military veterans and service members regarding higher education institutions, providing customized online reporting forms to file complaints directly with the U.S. Department of Veterans Affairs and the U.S. Department of Defense regarding issues such as cost of attendance, marketing, graduation rates, program quality employment prospects, and course credit. Students may also email similar complaints to the U.S. Department of Education. These complaints will be forwarded to the FTC's Consumer Sentinel Network database. In November 2013, the FTC published revised Guides for Private Vocational and Distance Education Schools expanding the scope of potential liability of proprietary schools and setting forth more stringent restrictions on advertising and recruitment practices by expanding the activities that the FTC considers "deceptive." The FTC actions are intended to comply with the Improving Transparency of Educational Opportunities for Veterans Act of 2012 which requires the FTC to partner with the U.S. Department of Veterans Affairs and other agencies to improve outreach and transparency regarding the quality of instruction, recruiting practices, and post-graduate employment by higher education institutions. In addition, in February 2014 the FTC requested documents and information from a publicly traded proprietary education company about the company's marketing, advertising and the sale of post-secondary products and services in order to determine whether violations of the Federal Trade Commerce Act occurred.
Additionally, a number of State Attorneys General have launched investigations into proprietary post-secondary education institutions, including some of our schools. We received subpoenas or requests for documents from the Attorneys General of Florida, Kentucky, New York, Colorado, and Massachusetts in October 2010, December 2010, August 2011, September 2012, and January 2013 respectively, and the San Francisco, California City Attorney in December 2011 in connection with investigations of our institutions and their business practices. We have nine schools located in Florida, three schools located in Kentucky, one school located in New York, two schools in Colorado, and one school in Massachusetts. In July 2011, the Attorney General of Kentucky announced a national bipartisan effort including 19 states to examine potential abuses by proprietary educational institutions. While the initial goal of the joint investigation is sharing information among the Attorneys General about potential violations of consumer protection laws, the Attorney General of Kentucky indicated that the Attorneys General may ultimately attempt to compel proprietary institutions located in their respective jurisdictions to revise their recruiting practices.
We received inquiries from 13 states in January 2014 and an additional state in March 2014 regarding our business practices. The Attorney General of the Commonwealth of Pennsylvania informed us that it will serve as the point of contact for the inquiries related to us. The inquiries focus on our practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results, and student lending activities, among other matters. Several other companies in the proprietary education industry have disclosed that they received similar inquiries. Further, in February 2014 the CFPB filed a lawsuit against a publicly traded company in the education industry alleging that it engaged in predatory lending practices.
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
Our debt agreements contain restrictions that limit our flexibility in operating our business and financial covenants which we project that we will not satisfy as of June 30, 2014 which, if we are unable to negotiate a waiver or amendment to the senior credit facilities, would result in our indebtedness becoming immediately due and payable.

As of March 31, 2014, we had $1.3 billion in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility, which currently consists of $1.1 billion of term loans and a $328.3 million revolving credit facility. We also have issued $203.0 million of PIK Notes. At March 31, 2014, we had issued an aggregate of $354.0 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. We issued the letters of credit are issued under two cash secured letter of credit facilities in the aggregate amount of $200.0 million and under the revolving credit facility.

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

The terms of the senior credit facility require us to, among other things, satisfy and maintain a maximum total leverage ratio and a minimum interest coverage ratio. Though we were in compliance with the financial covenants as of March 31, 2014, we believe that based on revised projections for the fourth quarter of fiscal 2014, we will likely not satisfy the financial ratios for the twelve month period ending June 30, 2014. We are currently in discussions with our lenders with respect to the potential violation of the financial ratio covenants with a view toward obtaining amendments to the debt agreements or waiver of the covenants so as to be in compliance as of June 30, 2014. While we believe that we can negotiate an acceptable resolution, we may not be able to negotiate such amendments or waiver and such amendments or waiver may not be on terms that we find to be acceptable. The factors negatively impacting the higher education industry, which have adversely impacted our business, have also made it more difficult to refinance our indebtedness due to investor uncertainty about our results from operations.

A breach of any of these covenants included in our debt agreements, including the financial covenants included in the senior credit facility, would result in a default under the senior secured credit agreement. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. Certain of our subsidiaries have pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness under our senior secured credit facilities, as well as our unsecured indebtedness. In addition, the indenture governing the PIK Notes includes a cross-default provision to debt with a principal amount of greater than $50.0 million, which would require the PIK Notes to be prepaid or redeemed in the event of a default with respect to such debt. In the event of bankruptcy filing by us, all of our schools could lose their eligibility to receive Title IV funds, which would have a material adverse effect on our business, financial condition and results of operations.

To the extent that we do refinance or amend any portion of our debt, that refinanced debt is likely to be subject to higher interest rates and fees than our existing debt and may impose additional restrictions on our business. In addition, the terms of an amendment may require us to issue shares of common stock or securities convertible into shares of common stock, which could significantly dilute the current shares outstanding. Further, the failure to obtain a timely waiver of a covenant breach or amendment to our debt agreements may require our auditors to issue a going concern opinion on our financial statements as of June 30, 2014, which could result in the U.S. Department of Education, accrediting agencies and state licensing boards to issue further restrictions on our business. Our failure to obtain a waiver from our lenders or amend the terms of the debt agreements on acceptable terms due to a breach of the financial covenants in the senior credit facility would have a material adverse effect on our financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS INDEX

Number	Document
10.1*	Consulting Agreement dated January 2, 2014 between Education Management LLC and John Kline
10.2*
Amendment No. 2, dated as of April 16, 2014, to the Letter of Credit Facility Agreement, dated as of
November 30, 2011, among Education Management LLC, Education Management Holdings LLC,
Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, and other parties.

10.3*
Amendment No. 2, dated as of April 16, 2014, to the Letter of Credit Facility Agreement, dated as of
March 9, 2012, among Education Management LLC, Education Management Holdings LLC, BNP
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
Date: May 8, 2014