Form 10-K
period 2014-06-30
EDUCATION MANAGEMENT CORPORATION
filed 2014-10-16
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $200.7 million. As of October 16, 2014, there were 126,059,632 shares of the registrant’s common stock outstanding.

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Form 10-K") contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are based on information currently available to management and concern our strategy, plans or intentions, typically contain words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “will”, “should”, “seeks”, “approximately”, “plans”, “estimates” or similar words. However, the absence of these or similar words does not mean that a particular statement is not forward-looking. All statements that we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, from time to time, we make forward-looking public statements concerning our expected future operations and performance and other developments. These and other forward-looking statements involve estimates, assumptions, known and unknown risks and uncertainties and other factors that may change at any time, and, therefore, our actual results may differ materially and unpredictably from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions, and we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the factors discussed in this Form 10-K. Some of the factors that we believe could affect our results and that could cause actual results to differ materially from our expectations include, but are not limited to:

•	compliance with extensive federal, state and accrediting agency regulations and requirements;

•	our ability to maintain eligibility to participate in Title IV programs;

•	other changes in our students' ability to access federal and state financial aid and veteran education benefits, as well as private loans from third-party lenders;

•
government and regulatory changes, including revised interpretations of regulatory requirements that affect the post-secondary education industry and new regulations adopted by the U.S. Department of Education;

•	the timing and magnitude of student enrollment and changes in student mix, including the relative proportions of campus-based and online students enrolled in our programs;

•	consummation of the transactions contemplated by the Restructuring Support Agreement we entered into on September 4, 2014;

•	failure to effectively market and advertise to new students;

•	changes in average registered credits taken by students;

•	the implementation of new operating procedures for our fully-online programs;

•	adjustments to our programmatic offerings to comply with the 90/10 rule;

•	our ability to comply with the provisions of any "gainful employment" regulation which may be adopted by the U. S. Department of Education;

•	any difficulties we may face in opening additional schools and otherwise expanding our academic programs;

•	our ability to improve existing academic programs or to develop new programs on a timely basis and in a cost-effective manner;

•	the results of federal, state and accrediting agency program reviews and audits;

•	our high degree of leverage and our ability to generate sufficient cash to service all of our debt obligations and other liquidity needs;

•	compliance with restrictions and other terms in our debt agreements, some of which are beyond our control;

•	our ability to raise additional capital in the future in light of our substantial leverage;

•	our ability to keep pace with changing market needs and technology;

•	investigations by and regulations promulgated by the Consumer Financial Protection Bureau;

•	investigations by and regulations promulgated by the Federal Trade Commission or other regulatory agencies;

•	increased or unanticipated legal and regulatory costs;

•	capacity constraints or system disruptions to our online computer networks;

•	the vulnerability of our online computer networks to privacy and security risks;

•	our failure to attract, integrate, and retain qualified management personnel;

•	competitors with greater resources;

•	declines in the overall growth of enrollment in post-secondary institutions;

•	other market and credit risks associated with the post-secondary education industry, adverse media coverage of the industry and overall condition of the industry;

•	changes in the overall U.S. or global economy;

•	whether we delist or deregister our common stock;

•	disruptions or other changes in access to the credit and equity markets in the United States and worldwide;

•	effects of a general economic slowdown or recession in the United States or abroad;

•	the effects of war, terrorism, natural disasters and other catastrophic events;

•	the required restatement of any of our consolidated financial statements;

•	other risks inherent in non-domestic operations; and

•	any other factors set forth under Item 1A, “Risk Factors."
We caution you that the foregoing list of important factors may not contain all of the material factors that could affect our results. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1. BUSINESS
On June 1, 2006, EDMC was acquired by a consortium of private investors through a merger of an acquisition company into EDMC, with EDMC surviving the merger (the “Transaction”). As used in this Form 10-K, unless otherwise stated or the context otherwise requires, references to “we”, “us”, “our”, the “Company”, and similar references refer collectively to Education Management Corporation and its subsidiaries and references to “EDMC” refer to Education Management Corporation. References to our fiscal year refer to the 12-month period ended June 30 of the year referenced.
Business Overview
We are among the largest providers of post-secondary education in North America, with approximately 125,560 enrolled students as of October 2013, offering academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and strive to improve the learning experience for our students to help them achieve their educational goals across the spectrum of in-demand careers. We target a large and diverse market, as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology.
Each of our schools located in the United States is licensed or otherwise authorized to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our innovative academic programs are designed with an emphasis on employment-focused content and technology that advances education, and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. We had net revenues of $2.3 billion in fiscal 2014 and had approximately 20,800 employees as of June 30, 2014.
Our schools comprise a national education platform that is designed to address the needs of a broad and diverse market, taking into consideration various factors that influence demand, such as programmatic and degree interest, employment opportunities, requirements for credentials in certain professions, demographics, tuition pricing points and economic conditions. We believe that our schools collectively enable us to provide access to a high quality education for potential students, at a variety of degree levels and across a wide range of disciplines.
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
Each of our 110 schools provides student-centered education. Our schools are organized and managed to capitalize on our four recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics. Our operations are organized into four corresponding reportable segments:

•
The Art Institutes.  The Art Institutes focus on applied arts in creative professions such as graphic design, media arts and animation, culinary arts, photography, digital filmmaking and video production, interior design, audio production, fashion design, game art and design, baking and pastry, and fashion marketing. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully-online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine campus-based and online education. As of June 30, 2014, there were 51 Art Institutes campuses in 25 U.S. states and in Canada. As of October 2013, students enrolled at The Art Institutes represented approximately 53% of our total enrollments.

•
Argosy University.  Argosy University offers academic programs in psychology and behavioral sciences, business, legal, education and health sciences disciplines. Argosy University offers Doctoral, Master’s and undergraduate degrees through local campuses, fully-online programs and blended formats. Argosy University’s academic programs largely focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. As of June 30, 2014, there were 20 Argosy University campuses in 13 U.S. states. As of October 2013, students enrolled at Argosy University represented approximately 19% of our total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the behavioral sciences fields and continuing education courses for K-12 educators.

•
Brown Mackie Colleges.  Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in fields such as medical assisting, business, criminal justice, occupational therapy assistant, healthcare administration, and veterinary technology. As of June 30, 2014, there were 28 Brown Mackie College campuses in 15 U.S. states. As of October 2013, students enrolled at Brown Mackie Colleges represented approximately 13% of our total enrollments.

•
South University.  South University offers academic programs in health profession and business disciplines, including business administration, health sciences, nursing, criminal justice, psychology, information technology, and healthcare management. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully-online programs and blended formats. As of June 30, 2014, there were 11 South University campuses in nine U.S. states. As of October 2013, students enrolled at South University represented approximately 15% of our total enrollments.

Debt Restructuring
At June 30, 2014, we had $1.5 billion of indebtedness outstanding, which consisted of approximately $1.3 billion outstanding on our senior credit facility, consisting of approximately $1.1 billion of term loans and $220 million drawn on a revolving credit facility, and approximately $216 million of Senior cash pay/PIK notes due 2018 (the “Cash Pay/PIK Notes”). We have experienced deteriorating results from operations over the last several fiscal years due to the stagnant U.S. economy, the substantial decrease in the availability of private lending sources to fund tuition and fees, the loss of federal and state support for student financial aid, the impact of adverse publicity related to the proprietary education industry, student concerns about incurring debt to fund their education, the impact of new regulations, and our inability to increase tuition rates, among other factors. Our net revenues were $2.9 billion, $2.8 billion, $2.5 billion and $2.3 billion in fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively. We announced in May 2014 that we did not anticipate being in compliance as of June 30, 2014 with the maximum total leverage ratio and minimum interest coverage ratio financial covenants included in our senior credit facility. In order to address our covenant compliance and debt maturity issues, we engaged in negotiations with our creditors and, after obtaining a waiver of the financial covenants under our senior credit facility through September 15, 2014, entered into the following agreements:

•
an amendment agreement dated September 5, 2014 (the “Amendment Agreement”) with the holders of in excess of 98% of the term loan facilities and 100% of the revolving credit facility (collectively, the “Consenting Lenders”) pursuant to which, among other things, (i) the maturity on the revolving credit facility was extended from June 1, 2015 to July 2, 2015, (ii) the Consenting Lenders under the revolving credit facility agreed to accept payment of interest in kind rather than cash through June 30, 2015, (iii) the Consenting Lenders holding term loans agreed that no amortization payments will be payable through June 30, 2015 and to accept the payment of interest in kind rather than cash through June 30, 2015, (iv) EDMC became a guarantor and granted a lien on substantially all of its assets to secure the obligations under the agreement, (v) compliance with the financial covenants was waived through June 30, 2015, and (vi) the security agreement governing the credit facility was amended such that the collateral proceeds “waterfall” set forth therein now provides that obligations owing to any lenders that are not Consenting Lenders shall be paid only after satisfaction in full of obligations owing to Consenting Lenders and swap counterparties who have executed the RSA (as defined below);

•
a supplemental indenture dated September 5, 2014 (the “Supplemental Indenture”) pursuant to which the Indenture governing the Cash Pay/PIK Notes was amended (i) to require us to offer all holders of the Cash Pay/PIK Notes the opportunity to receive the same consideration in the Debt Restructuring (as defined below) as holders of the Interim Notes (as defined below), (ii) to provide for (a) the release of EDMC’s guarantee and (b) the termination of certain covenants and certain events of default, in each case upon the completion of the exchange of Cash Pay/PIK Notes and Interim Notes contemplated by the Debt Restructuring and (iii) to provide that if Education Management LLC is no longer subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, it will not be required to file reports with the Securities and Exchange Commission but instead will be required to distribute annual, quarterly and current reports to the trustee under the Indenture and hold a conference call within 20 business days of furnishing required annual and quarterly reports;

•
an exchange agreement dated September 5, 2014 (the “Exchange Agreement”), pursuant to which the holders of in excess of 86% of the outstanding Cash Pay/PIK Notes exchanged their Cash Pay/PIK Notes for a like principal amount of new Senior PIK Toggle Notes due 2018 (the “Interim Notes” and together with the Cash Pay/PIK Notes, the “Notes”), whose terms are substantially similar to those of the Cash Pay/PIK Notes, except that their interest is payable entirely in kind for the two interest periods ending September 30, 2014 and March 30, 2015;

•	a new indenture dated September 5, 2014 (the “New Indenture”) pursuant to which the Interim Notes were issued; and

•
a restructuring support agreement dated September 4, 2014 (the “RSA”) pursuant to which the Consenting Lenders, holders of in excess of 65% of the outstanding Notes (the "Consenting Noteholders"), certain of our swap counterparties and holders of in excess of 72% of our outstanding common stock (the "Consenting Shareholders") agreed to support a comprehensive debt restructuring (the “Debt Restructuring”) as described below.

Pursuant to the Debt Restructuring:

•	$150 million of revolving loans under our existing revolving credit facility will be repaid in cash at par, with such amount available for re-borrowing under a new revolving credit facility;

•
the remaining portion of our $1.5 billion of outstanding indebtedness, including the Interim Notes, will be exchanged for two first lien senior secured term loans due July 2, 2020 in the aggregate principal amount of $400 million, mandatorily convertible preferred stock, optionally convertible preferred stock and warrants for common stock; and

•
our current shareholders will retain their outstanding common stock, which in aggregate will equal 4% of our outstanding common stock after giving effect to the conversion of all of the preferred stock described above and subject to further dilution by a management incentive plan (the “MIP”) and warrants (including those described in the next sentence) to be awarded pursuant to the Debt Restructuring. In addition, current shareholders will receive warrants for 5% our common stock (subject to dilution by the MIP).

Subject to receipt of applicable regulatory approvals, we anticipate distributing the consideration described above on or about October 30, 2014 in connection with the contemplated closing of an exchange offer for the Cash Pay/PIK Notes and Interim Notes. However, the mandatory or voluntary conversion, as the case may be, of new preferred stock and the exercise of warrants will remain subject to a shareholder vote to amend the charter of EDMC and regulatory approval (including from the U.S. Department of Education, accrediting agencies and state licensing agencies), which we anticipate obtaining in 2015.
Strategic Focus
We have defined four strategic priorities for our organization aligned with our focus on student success:

•
Focus on Student Outcomes. Our education programs offer our students opportunities which are aligned with labor market demand and student completion. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates. Our student-centric, flexible programs are designed to meet the needs of employers and students.  We focus on preparing students for in-demand careers, employing innovative teaching methods and technology. Our staff of trained, dedicated career services specialists maintains solid relationships with employers in order to improve our student graduate employment rates in their chosen fields. We continually evaluate student persistence using multiple metrics, including overall persistence under the Accrediting Council of Independent Colleges and Schools (ACICS) criteria; our internal 180-day new student cohort retention rate; and graduate completion results. Our experience indicates that the majority of students who withdraw from school typically do so within their first few academic terms. Accordingly, we track new students' persistence to focus additional efforts to keep them in school.

•
Improve the Affordability of our Programs.  The cost of obtaining a post-secondary degree has increased substantially over the last decade while incomes earned by families have stagnated. In addition, the availability of state grants and other financial aid sources for students has decreased due to budgetary constraints. In order to address these issues, we have introduced a number of initiatives to limit or decrease the cost of obtaining a degree from one of our institutions, including freezing tuition at The Art Institutes through 2015 for students who enrolled by October 2013, decreasing the number of credit hours necessary to complete certain programs and substantially increasing the availability of scholarships to students. We recently introduced The ART Grant at certain of our Art Institutes school locations which will provide up to a 15% discount off tuition for students pursuing Associate’s degrees and up to a 20% discount off tuition for students pursuing Bachelor’s degrees. Due to these initiatives, we estimate that the average debt incurred by students graduating from The Art Institutes has decreased by approximately 15% since fiscal 2010.

•
Strive to Achieve High Standards of Compliance Across the Organization. The proprietary education industry has come under a significant level of scrutiny in the last few years, with numerous regulatory and enforcement agencies launching investigations and adopting new rules and regulations.  In response, we have increased our emphasis on compliance efforts across our education systems.

•
Further Integrate our Accredited Institutions. Our 110 school locations are currently organized into 18 accredited institutions recognized by the U.S. Department of Education. Over the last several years we have consolidated a number of our institutions in order to achieve operational efficiencies and support our student affordability efforts. We plan to continue to pursue opportunities to integrate our schools and believe that these efforts will allow us to enhance our programmatic and degree offerings for students, decrease our administrative costs by simplifying our structure and streamlining our compliance efforts, and better standardize the rollout of academic programs across our national footprint.
Business Segments
The net revenues for fiscal years 2014, 2013 and 2012 for each of our reportable segments were as follows (in thousands):

	For the Twelve Months Ended June 30,
Net Revenues:	2014	2013	2012
The Art Institutes	$1,386,729	$1,543,385	$1,738,542
Argosy University	321,118	356,544	397,458
Brown Mackie Colleges	265,606	298,175	314,801
South University	299,283	300,495	310,166
Total EDMC	$2,272,736	$2,498,599	$2,760,967
See Part II – Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II – Item 8 – “Financial Statements and Supplementary Data,” Note 17, “Segments" for more information.

The following table shows the location of each campus within each of our four reportable segments at June 30, 2014, the name under which it operates, the year of its establishment and the date we opened or acquired it.

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
The Art Institute of Atlanta	Atlanta, GA	1949	1971
The Art Institute of Atlanta — Decatur	Decatur, GA	2007	2008
The Art Institute of Austin	Austin, TX	2008	2008
The Art Institute of California — Hollywood	Los Angeles, CA	1991	2003
The Art Institute of California — Inland Empire	San Bernardino, CA	2006	2006
The Art Institute of California — Los Angeles	Los Angeles, CA	1997	1998
The Art Institute of California — Orange County	Orange County, CA	2000	2001
The Art Institute of California — Sacramento	Sacramento, CA	2007	2007
The Art Institute of California — San Diego	San Diego, CA	1981	2001
The Art Institute of California — San Francisco	San Francisco, CA	1939	1998
The Art Institute of California — Sunnyvale	Sunnyvale, CA	2008	2008
The Art Institute of Charleston	Charleston, SC	2007	2007
The Art Institute of Charlotte	Charlotte, NC	1973	2000
The Art Institute of Colorado	Denver, CO	1952	1976
The Art Institute of Dallas	Dallas, TX	1964	1985
The Art Institute of Fort Lauderdale	Fort Lauderdale, FL	1968	1974
The Art Institute of Fort Worth	Fort Worth, TX	2009	2010
The Art Institute of Houston	Houston, TX	1974	1979
The Art Institute of Houston — North	Houston, TX	2008	2009
The Art Institute of Indianapolis	Indianapolis, IN	2006	2006
The Art Institute of Jacksonville	Jacksonville, FL	2007	2007
The Art Institute of Las Vegas	Las Vegas, NV	1983	2001
The Art Institute of Michigan	Detroit, MI	2007	2008
The Art Institute of Michigan — Troy	Troy, MI	2011	2011
The Art Institute of New York City	New York, NY	1980	1997
The Art Institute of Ohio — Cincinnati	Cincinnati, OH	2004	2005
The Art Institute of Philadelphia	Philadelphia, PA	1971	1980
The Art Institute of Phoenix	Phoenix, AZ	1995	1996
The Art Institute of Pittsburgh	Pittsburgh, PA	1921	1970
The Art Institute of Portland	Portland, OR	1963	1998
The Art Institute of Raleigh-Durham	Durham, NC	2008	2008
The Art Institute of Salt Lake City	Salt Lake City, UT	2007	2007
The Art Institute of San Antonio	San Antonio, TX	2010	2010
The Art Institute of Seattle	Seattle, WA	1946	1982
The Art Institute of St. Louis	St. Charles, MO	2012	2012
The Art Institute of Tampa	Tampa, FL	2004	2004
The Art Institute of Tennessee — Nashville	Nashville, TN	2006	2007
The Art Institute of Tucson	Tucson, AZ	2002	2007
The Art Institute of Vancouver	Vancouver, BC	1979	2003
The Art Institute of Virginia Beach	Virginia Beach, VA	2009	2010

School	Location	Calendar Year Established	Fiscal Year Acquired or Opened

The Art Institute of Washington	Arlington, VA	2000	2001
The Art Institute of Washington — Dulles	Sterling, VA	2009	2009
The Art Institute of Wisconsin	Milwaukee, WI	2010	2010
The Art Institute of York — Pennsylvania	York, PA	1952	2004
The Art Institutes International — Kansas City	Kansas City, KS	2008	2008
The Art Institutes International Minnesota	Minneapolis, MN	1964	1997
The Illinois Institute of Art — Chicago	Chicago, IL	1916	1996
The Illinois Institute of Art — Schaumburg	Schaumburg, IL	1983	1996
The Illinois Institute of Art — Tinley Park	Tinley Park, IL	2011	2011
Miami International University of Art & Design	Miami, FL	1965	2002
The New England Institute of Art	Boston, MA	1988	2000

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
Argosy University, Atlanta	Atlanta, GA	1990	2002
Argosy University, Chicago	Chicago, IL	1976	2002
Argosy University, Dallas	Dallas, TX	2002	2002
Argosy University, Denver	Denver, CO	2006	2006
Argosy University, Hawaii	Honolulu, HI	1979	2002
Argosy University, Inland Empire	San Bernardino, CA	2006	2006
Argosy University, Los Angeles	Santa Monica, CA	2006	2006
Argosy University, Nashville	Nashville, TN	2001	2002
Argosy University, Orange County	Orange, CA	1999	2002
Argosy University, Phoenix	Phoenix, AZ	1997	2002
Argosy University, Salt Lake City	Salt Lake City, UT	2008	2008
Argosy University, San Diego	San Diego, CA	2006	2006
Argosy University, San Francisco	Point Richmond, CA	1998	2002
Argosy University, Sarasota	Sarasota, FL	1969	2002
Argosy University, Schaumburg	Schaumburg, IL	1979	2002
Argosy University, Seattle	Seattle, WA	1997	2002
Argosy University, Tampa	Tampa, FL	1997	2002
Argosy University, Twin Cities	Eagan, MN	1961	2002
Argosy University, Washington D.C.	Arlington, VA	1994	2002
Western State College of Law	Fullerton, CA	1966	2002

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
Brown Mackie College — Akron	Akron, OH	1980	2004
Brown Mackie College — Albuquerque	Albuquerque, NM	2010	2010
Brown Mackie College — Atlanta	Norcross, GA	1969	2004
Brown Mackie College — Birmingham	Birmingham, AL	2010	2011
Brown Mackie College — Boise	Boise, ID	2008	2008
Brown Mackie College — Cincinnati	Cincinnati, OH	1927	2004
Brown Mackie College — Dallas	Dallas, TX	2012	2012
Brown Mackie College — Findlay	Findlay, OH	1986	2004
Brown Mackie College — Fort Wayne	Fort Wayne, IN	1991	2004
Brown Mackie College — Greenville	Greenville, SC	2009	2009
Brown Mackie College — Hopkinsville	Hopkinsville, KY	1995	2004
Brown Mackie College — Indianapolis	Indianapolis, IN	2007	2008
Brown Mackie College — Kansas City	Lenexa, KS	1984	2004
Brown Mackie College — Louisville	Louisville, KY	1935	2004
Brown Mackie College — Merrillville	Merrillville, IN	1984	2004
Brown Mackie College — Miami	Miami, FL	2004	2005
Brown Mackie College — Michigan City (1)	Michigan City, IN	1890	2004
Brown Mackie College — North Canton	North Canton, OH	1984	2004
Brown Mackie College — Northern Kentucky	Ft. Mitchell, KY	1927	2004
Brown Mackie College — Oklahoma City	Oklahoma City, OK	2011	2011
Brown Mackie College — Phoenix	Phoenix, AZ	2008	2009
Brown Mackie College — Quad Cities	Quad Cities, IA	1985	2004
Brown Mackie College — Salina	Salina, KS	1892	2004
Brown Mackie College — San Antonio	San Antonio, TX	2010	2010
Brown Mackie College — South Bend	South Bend, IN	1882	2004
Brown Mackie College — St. Louis	St. Louis, MO	2009	2010
Brown Mackie College — Tucson	Tucson, AZ	1972	2007
Brown Mackie College — Tulsa	Tulsa, OK	2008	2009

	Location	Calendar Year Established	Fiscal Year Acquired or Opened
South University/ Austin	Austin, TX	2011	2012
South University/ Cleveland	Cleveland, OH	2012	2012
South University/ Columbia	Columbia, SC	1935	2004
South University/ High Point	High Point, NC	2012	2013
South University/ Montgomery	Montgomery, AL	1997	2004
South University/ Novi	Novi, MI	2009	2010
South University/ Richmond	Richmond, VA	2009	2009
South University/ Savannah	Savannah, GA	1899	2004
South University/ Tampa	Tampa, FL	2006	2006
South University/ Virginia Beach	Virginia Beach, VA	2010	2010
South University/ West Palm Beach	West Palm Beach, FL	1974	2004
(1) We plan to close the school location and are teaching-out current students.

As more fully described under “Accreditation,” at June 30, 2014 we had 18 accredited “institutions” that are eligible to participate in Title IV federal financial aid programs administered by the U.S. Department of Education. We use the term “institution” to refer collectively to an accredited school and its associated branch campuses and additional locations. Certain schools included within The Art Institutes segment are branches of the South University or Argosy University institutions for purposes of accreditation and Title IV participation, and certain schools included within the Brown Mackie Colleges segment are branches of The Art Institute of Phoenix institution for accreditation and Title IV purposes. Western State College of Law is a campus of Argosy University and included within the Argosy University segment. See Part II - Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II - Item 8 - “Financial Statements and Supplementary Data,” Note 1, “Description of Business and Change in Ownership,” and Note 17, “Segments" for more information.
We and other proprietary post-secondary education providers have experienced a number of recent challenges that have resulted in declines in enrollment at many of our schools, which have negatively impacted our financial results. As detailed by segment in the following table, the average enrolled student body at our schools decreased by 7.3% on a consolidated basis during fiscal 2014 as compared to fiscal 2013.

	Average Enrolled Student Body (1)(2)
	Fiscal 2014	Fiscal 2013	% Change
The Art Institutes	61,070	66,440	(8.1)%
Argosy University	23,260	24,910	(6.6)%
Brown Mackie Colleges	15,560	17,070	(8.8)%
South University	18,200	18,940	(3.9)%
Total EDMC	118,090	127,360	(7.3)%
(1) Data includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the twelve month average of the unique students who met attendance requirements within each month of the fiscal year.
The recent challenges that we face include, among others: the increased focus on regulations designed to address the rising costs of post-secondary education may have significant impact on our business; student concerns regarding the assumption of additional debt in light of the current economic climate have given rise to reluctance to pursue further education; changes in the availability of PLUS program loans have contributed to a decline in student enrollment and net revenues; investigations of proprietary education institutions, adverse publicity, and outstanding litigation have adversely impacted our operating results; and the education industry is rapidly evolving and highly competitive, including with regard to distance learning or online education programs, resulting in increased competition for students. In spite of these challenges, we continue to make capital investments in technology and human resources and to upgrade our infrastructure, student interfaces, and student support systems in an effort to enhance the student experience while providing greater operational transparency. Refer to Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
Industry Overview
In its December 2013 report, "Enrollment in Postsecondary Institutions, Fall 2012," and from the Advance Release of Selected 2013 Digest of Education Statistics Tables, the U.S. Department of Education estimated that the U.S. public and private post-secondary education market for degree-granting institutions was a $500 billion industry in 2012 (the most recent year for which such data is available), representing approximately 21 million students enrolled at over 4,700 institutions. According to the National Center of Education Statistics, traditional students, who typically are recent high school graduates under 25 years of age and are pursuing their first higher education degree, represent approximately 60% of the national student population. The remaining 40% of the student population is comprised of non-traditional students, who are largely working adults pursuing further education in their current field or preparing for a new career.
Although recently the industry as a whole has been challenged by state and federal regulatory pressures, negative media coverage, widespread enrollment declines and the overall negative impact of the current political and economic climate, there remain a number of factors that should contribute to long-term demand for post-secondary education. The continuing shift toward a services-based economy increases the demand for higher levels of education.
The Georgetown University Center on Education and the Workforce published a report in June 2013 titled “Recovery - Job Growth and Education Requirements through 2020." According to the report, by 2020:

•	There will be 55 million job openings in the United States - 24 million openings from newly created jobs and 31 million from retirements.

•	The total number of jobs in the United States will grow to 165 million, 65% of which will require post-secondary education.

•	Based on the current production rate, the United States will fall short by 5 million workers with post-secondary education.
According to the U.S. Department of Labor — Bureau of Labor Statistics, in 2013 the median weekly earnings for individuals aged 25 years and older with a Bachelor’s degree was approximately 70% higher than for high school graduates of the same age with no college experience, and the average unemployment rate in 2013 for persons aged 25 years and older with a Bachelor’s degree was nearly half that of those without college experience. See Part I, Item 1A “Risk Factors – Risks Related to Our Highly Regulated Industry."
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
Our Competitive Strengths
We believe that the following strengths differentiate our business:
Commitment to offering quality academic programs and to student and graduate success. We are committed to offering quality academic programs, and we strive continually to improve the learning experience for our students. We are dedicated to recruiting and retaining quality faculty and instructors with relevant industry experience and appropriate academic credentials. Our program advisory boards help us to reassess and update our educational offerings on a regular basis in order to ensure the relevance of our curriculum and to design new academic programs with the goal of enabling students to either enter or advance in their chosen fields. We seek to identify emerging industry trends in order to understand the evolving educational needs of our students and graduates. We are able to rapidly develop new academic programs and to tailor our existing proprietary content for courses across our degree programs. In addition, we introduce existing academic programs to additional locations in our national platform of schools. Additionally, our staff of trained, dedicated career services specialists maintains strong relationships with employers in an effort to improve our graduate employment rates for our students in their chosen fields.
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
Diverse program offerings and broad degree capabilities. Our breadth of programmatic and degree offerings enables us to appeal to a diverse range of potential students. We currently offer academic programs in the following areas: media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology. Approximately 61% of our students as of October 2013 were enrolled in Doctorate, Master’s and Bachelor’s degree programs, which are typically multi-year programs that contribute to the overall stability of our student population. We monitor and adjust our education offerings based on, among other factors, changes in demand for new programs, degrees, schedules and delivery methods.

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
Our marketing teams employ an integrated, cross-channel marketing approach that utilizes a variety of communications channels to engage prospective students, including Internet-based advertising such as natural and paid search; display advertising; the direct purchase of inquiries from online education content publishers; and lead aggregators. In addition, we leverage significant traditional media, which include: television and print media advertising; radio; local newspaper; and engaging prospective students directly via telephone, e-mail and direct mail campaigns. Referrals from willing current students, successful alumni and satisfied employers are also important sources of new students. The majority of our inquiries are generated through Internet-based activities. Prospective students frequently research education opportunities online through search engines, social network sites, education portals and school-specific sites which we host for each of our school locations. As of June 30, 2014, we employed approximately 260 representatives who engage with prospective students directly at local high schools. These representatives also participate in college fairs and other inquiry-generating activities.
Upon a prospective student's initial indication of interest in enrolling at one of our schools, an admissions representative will initiate communication with the student. The admissions representative serves as our primary contact for the prospective student and helps the student assess the compatibility of his or her goals with our educational offerings. Our student services personnel work with applicants to gain acceptance, arrange financial aid and prepare the student for matriculation. Each admissions representative undergoes a standardized training program, which includes a full competency assessment at the program's conclusion. We also require our admissions representatives to pass a compliance test on a semi-annual basis and certify that they understand and comply with our recruiting standards.
Student Admissions and Retention
The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study and successfully complete their programs. In evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. An applicant to our graduate and Doctorate programs is required to have received an undergraduate degree as a condition to admission. Most of our schools interview prospective students to assess their qualifications, their interest in the programs offered by the schools and their commitment to their education. In addition, the curriculum, student services, education costs, available financial resources and student housing options, if applicable, are reviewed during interviews.
We use a variety of tools designed to assess prospective students, stress the importance of time management and study skills, and ensure that students understand the responsibilities and obligations of funding their education. The Art Institutes, Argosy University and Brown Mackie Colleges use various products to test the reading, writing and math skills of undergraduate students. South University requires satisfactory SAT, ACT, College Board or other placement test scores for undergraduate students. If necessary, based on a student’s test score, most of our schools offer developmental courses or transitional studies which students must pass before they can advance in their programs of study. Each of our schools offers an orientation program that is designed to prepare students to be successful in post-secondary programs. Additionally, we offer academic counseling, tutoring and other services designed to help students succeed in school and continue advancing toward their respective degrees.
Due to our broad program offerings, our students come from a wide variety of backgrounds. As of October 2013, the estimated average age of a student at all of our schools was approximately 29 years old, and the estimated average age of students at each of our education systems was as follows:

The Art Institutes	25 years old
Argosy University	36 years old
Brown Mackie Colleges	30 years old
South University	33 years old
As of October 2013, the approximate ethnicity, gender and age demographics of our students who supplied such information were as follows:

Our students may fail to finish their programs for a variety of personal, academic or financial reasons. To reduce student withdrawals, each of our schools devotes staff resources to advising students regarding academic and financial matters, part-time employment and, if applicable, housing. Remedial courses are mandated for our undergraduate and graduate students with lower academic skill levels, and tutoring is encouraged for students experiencing academic difficulties. Our net annual persistence rate, which measures the number of students who are enrolled during a fiscal year and either graduate or advance to the next fiscal year over a twelve-month period, for all of our students improved from approximately 60% in fiscal 2013 to 62% in fiscal 2014. The persistence rates for fiscal 2014 and 2013 were determined in accordance with the standards set forth by ACICS to provide a common formula for all our schools regardless of their accreditor. Additionally, we measure new student retention over multiple periods of 90, 180, and 360 days. Our experience indicates that the majority of students who withdraw from school typically do so within their first few academic terms. We therefore track the retention of each cohort of new students 180 days after their initial start as an indication of likelihood to complete their programs. We believe this metric is an important tool for us in measuring student progress toward our graduate goal.
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
Our wide range of academic programs culminates in the awarding of diploma certificates and a variety of degrees. In October of 2013 and 2012, the enrollment by degree for all our schools was as follows:

	October 2013	October 2012
Bachelor’s degrees	49%	48%
Associate’s degrees	32%	33%
Master’s degrees	7%	7%
Diploma and Certificates	7%	6%
Doctorate degrees	5%	6%
The types of degrees and programs we offer vary by each of our schools. The following summarizes the principal academic programs offered at each of our education systems, which correspond to our four business segments, as of October 2013. Not all programs are offered at each school location within an education system.

           The Art Institutes.  The principal degree programs offered by The Art Institutes are as follows. For internal purposes, we classify the degree programs at The Art Institutes according to four schools or areas of study.

The School of Design
Associate’s Degrees Graphic Design Interior Design Graphic & Web Design	Bachelor’s Degrees Advertising Graphic Design Graphic & Web Design Illustration & Design Industrial Design Interior Design

The School of Fashion
Associate’s Degrees Fashion Design Fashion Marketing Fashion Merchandising	Bachelor’s Degrees Fashion Design Fashion Marketing Fashion Merchandising Fashion & Retail Management

The School of Media Arts
Associate's Degrees Audio Production Digital Film-making & Video Production Photography Video Production Web Site Development	Bachelor’s Degrees Audio Production Digital Film-making & Video Production Game Art & Design Media Arts & Animation Photography Visual Effects & Motion Graphics

The School of Culinary Arts
Associate’s Degrees Baking and Pastry Culinary Arts	Bachelor’s Degrees Culinary Management Hotel & Restaurant Management

Argosy University. The principal degree programs offered by Argosy University are as follows.

College of Arts and Sciences
Associate’s Degrees Business Administration Criminal Justice Psychology	Bachelor’s Degrees Business Administration Criminal Justice Liberal Arts Psychology

Colleges of Behavioral Sciences and Clinical Psychology
Master’s Degrees Clinical Mental Health Counseling Clinical Psychology Counseling Psychology Community Counseling Forensic Psychology Marriage and Family Therapy Mental Health Counseling	Doctorate Degrees Clinical Psychology Counseling Psychology Counselor Education and Supervision

College of Health Sciences
Associate’s Degrees Diagnostic Medical Sonography Veterinary Technology	Master’s Degree Public Health

College of Education
Doctorate Degrees Educational Leadership Instructional Leadership Teaching and Learning

Graduate School of Business and Management
Master’s Degrees Business Administration	Doctorate Degrees Business Administration Organizational Leadership

Western State College of Law
Juris Doctor

Brown Mackie Colleges. The principal degree programs offered by the Brown Mackie Colleges are as follows.

Healthcare and Wellness
Associate’s Degrees Biomedical Equipment Technology Healthcare Administration Medical Assistant Occupational Therapy Assistant Pharmacy Technology Surgical Technology	Bachelor’s Degree Healthcare Management

Nursing
Associate’s Degree Nursing

Early Childhood Education
Associate’s Degree Early Childhood Education

Legal Studies
Associate’s Degrees Criminal Justice Paralegal	Bachelor’s Degree Criminal Justice

Business & Technology
Associate's Degrees Accounting Business Graphic Design Information Technology IT & Network Administration	Bachelor’s Degree Business Administration

Veterinary Technology
Associate’s Degree Veterinary Technology

South University. The principal degree programs offered by South University are as follows.

Legal and Criminal Justice Programs
Associate’s Degrees Criminal Justice Paralegal Studies	Bachelor’s Degrees Criminal Justice Legal Studies

Business and Information Technology Programs
Associate’s Degrees Business Administration Information Technology	Master’s Degrees Business Administration

Bachelor’s Degrees Business Administration Healthcare Management Information Technology

College of Health Professions
Associate's Degrees Allied Health Science Physical Therapist Assisting

Bachelor’s Degrees Health Science Psychology	Master’s Degree Clinical Mental Health Counseling

College of Nursing and Public Health
Bachelor’s Degree Nursing	Master’s Degree Nursing

School of Pharmacy
Doctorate Degree Doctor of Pharmacy
In addition to the programs listed above, we own Ventura Group, which provides courses and materials for post-graduate licensure examinations in the behavioral sciences fields and continuing education courses for K-12 educators and which is included in the Argosy University reporting segment.
The following charts depict the proportion of students pursuing each program of study at each of our four education systems as of October 2013:

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
Each school’s career services department plays a role in marketing the school’s curriculum to the community in order to produce job opportunities for graduates. Career services advisors educate employers about the caliber of our graduates. These advisors participate in professional organizations, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Career services staff visit employer sites to learn more about their operations and better understand their employment needs. As of June 30, 2014, we had approximately 280 full-time employees that maintain contact with prospective employers nationwide.
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
Our institutions are accredited by one of six regional accrediting agencies, which are defined by geographic regions across the U.S., or a national accrediting agency that is not limited by geographic scope. An institution must have a substantial presence in a region in order to qualify for accreditation by a regional accrediting agency. As of June 30, 2014, we had 18 institutions accredited by a regional or national accrediting agency recognized by the U.S. Department of Education. All Argosy University and South University schools are accredited by a single accreditor and have campuses located across the United States. Accrediting agencies do not limit the scope of accreditation to specific subject matters offered by an institution. For example, The Art Institute of California campuses are part of Argosy University; The Art Institute of Charlotte, The Art Institute of Raleigh-Durham, The Art Institute of Dallas, and The Art Institute of Fort Worth are campuses of South University; and a number of Brown Mackie Colleges are branches of The Art Institute of Phoenix.

At June 30, 2014, we had the following accredited institutions and branch campuses:

Institution and Branch Campuses	Accreditor (1)	Expiration of Accreditation (2)

The Art Institute of Atlanta
The Art Institute of Atlanta-Decatur, The Art Institute of Charleston, The Art Institute of Tennessee - Nashville, The Art Institute of Washington, The Art Institute of Washington-Dulles and The Art Institute of Virginia Beach
	SACSCOC	12/31/2020
The Art Institute of Colorado	HLC	12/31/2023
The Art Institute of Fort Lauderdale	ACICS	12/31/2014
The Art Institute of Houston The Art Institute of Austin, The Art Institute of Houston North and The Art Institute of San Antonio	SACSCOC	12/31/2015
The Art Institutes International Minnesota	ACICS	12/31/2015
The Art Institute of New York City	ACICS	12/31/2014
The Art Institute of Philadelphia	MSCHE	12/31/2017
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
	HLC	12/31/2019
Miami International University of Art & Design The Art Institute of Tampa and The Art Institute of Jacksonville	SACSCOC	12/31/2022
The New England Institute of Art	NEASC	12/31/2019
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
	SACSCOC	12/31/2014 (4)

Institution and Branch Campuses	Accreditor (1)	Expiration of Accreditation (2)
Argosy University(3)	WASC	12/31/2016
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

Brown Mackie College - Salina Brown Mackie College - Kansas City and Brown Mackie College - Oklahoma City	HLC	12/31/2016
(1) All accrediting bodies are regional accrediting agencies with the exception of ACICS, which is a national accrediting agency. Abbreviations used in the table are as follows:
ACICS - Accrediting Council of Independent Colleges and Schools
HLC - Higher Learning Commission of the North Central Association
MSCHE - Middle States Commission on Higher Education
NEASC - New England Association of Schools and Colleges
NWCCU - Northwest Commission on Colleges and Universities
SACSCOC - Southern Association of Colleges and Schools Commission on Colleges
WASC - Western Association of Schools and Colleges Senior College and University Commission
(2) Accreditation as of June 30, 2014.
(3) This institution is not a physical location independent of the branch campuses listed below.
(4) Accreditation expiration date extended to December 31, 2024 subsequent to June 30, 2014.
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
In addition to the institutional accreditations described above, a number of our institutions have programmatic or specialized accreditation for particular educational programs. As of August 31, 2014, 23 programmatic or specialized accrediting bodies collectively regulated 278 programs offered at our school locations. For example, 19 Art Institutes offer interior design programs that have programmatic accreditation by the Council for Interior Design Accreditation, and 20 Art Institutes offer culinary programs accredited by the American Culinary Federation. Ten Argosy University locations have received accreditation by the American Psychological Association ("APA") for their Doctor of Psychology programs, and six Argosy University locations are accredited by the Council for Accreditation of Counseling and Related Educational Programs. Four of our medical assisting programs (three at South University and one at Argosy University) are accredited by the Commission on Accreditation of Allied Health Education Programs. While these programmatic accreditations are not relied upon for our schools to obtain and maintain certification to participate in Title IV programs, they are commonly relied upon in the relevant professions as indicators of the quality of the academic program, and as such, assist graduates to practice or otherwise secure appropriate employment in their chosen fields.
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
ACICS Student Achievement Standards. ACICS, which is the institutional accrediting agency for 38 Art Institutes and Brown Mackie Colleges, has created “benchmark” and “compliance” standards to quantitatively measure success in student retention, graduate placement and licensure passage rates for campus locations it accredits along with programs offered by these campuses. The benchmark standards are designed to encourage campuses and programs whose student achievement is below average to improve their performance in order to avoid falling out of compliance.  Campuses and programs whose rates fall below the benchmarks must implement an improvement plan and fulfill certain reporting requirements. The compliance standards are intended to ensure that a substantial majority of students are retained, pass licensure exams where applicable, and find employment related to their fields.  Under ACICS’ current regulations, campuses and programs whose rates fall below the compliance standard must come into compliance within the two years after receiving notice from ACICS or its grant of accreditation or approval to offer a program may be withdrawn. A campus that fails to achieve the compliance standard for retention or placement rate must seek a prior approval or a waiver to submit an application for approval of a new program. ACICS is currently considering revising the regulations to, among other things, use an average of multiple years beginning with the 2013 results to determine the benchmark and compliance results and impose different consequences for failing to meet the compliance standard.
The ACICS standards measure outcomes for students attending, graduating and/or pursuing licensure from a campus or program during the reporting period beginning each July 1 and ending the following June 30, provided that students who re-enroll and graduates who find employment by November 1 are included for purposes of calculating a campus's or program's retention and placement rates, respectively, as of June 30. Licensure pass rates are measured in March, allowing graduates nine months to schedule and receive licensure from the appropriate testing agency. The current retention, placement and licensure benchmark and compliance standards are 70% and 60%, respectively, except for academic programs with a length in excess of one year, for which the benchmark retention standard is 65%. ACICS may grant waivers for failure to satisfy the minimum retention or graduate placement standard based on specifically enumerated criteria.
Based on preliminary projections, we believe that only one program which did not meet the 2012 compliance standards will also not meet the compliance standards as of June 30, 2014. We plan to teach-out the remaining students in this program in the event that this program does not meet the compliance standard as of June 30, 2014, which will not have a material impact on our results of operations. Based on preliminary projections, we believe that one campus location and 27 programs offered by ACICS-accredited campuses which did not meet the 2013 compliance standard may also not meet the fiscal 2014 compliance standard for retention or graduate placement before the consideration of waivers by ACICS. As of June 30, 2014, approximately 2,200 students attended the campus or programs which we project may fail to meet the compliance standard for a second year. In the event that this campus and these programs do not meet the compliance standard as of June 30, 2014 and 2015 and ACICS does not revise its regulation to provide relief, it would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.

Similarly, based on preliminary projections, we believe that eight ACICS-accredited campuses and 169 programs which previously met the minimum compliance standard may not meet the fiscal 2014 compliance standard for retention or graduate placement before the consideration of waivers by ACICS. These programs and campus will have at least two additional years to meet the minimum compliance standard after receipt of notice from ACICS in the event that they fail to meet the fiscal 2014 compliance standard, subject to any additional modification of the student achievement standards by ACICS. We are implementing additional monitoring at all campuses and for all programs projected to fail to meet the minimum compliance standard in order to address the deficiencies in meeting the minimum retention or placement rates, as applicable.
Other Accreditation Matters. An accrediting agency may order an institution to show cause why its accreditation should not be revoked or conditioned if the accrediting agency receives information leading it to question whether the institution satisfies the requirements of continued accreditation. An institution found not to be in compliance with required standards may have its accreditation revoked or withdrawn, or it may be placed on probation to more closely monitor its compliance with accrediting requirements. Accrediting agencies have issued the following sanctions for our schools or programs:

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

•
Ten Surgical Technology programs at Brown Mackie Colleges are required to provide supplemental reports to their programmatic accreditor, the Accrediting Bureau of Health Education Schools ("ABHES"), due to student retention, credentialing and/or placement issues. Additionally, the Surgical Technology program offered by Brown Mackie College - Atlanta was placed on show cause status by ABHES due to concerns regarding establishment of clinical externship sites and/or internal clinical experiences, and the Surgical Technology program offered by Brown Mackie College - Findlay has been recommended for expiration of accreditation by the Accreditation Review Council on Education in Surgical Technology and Surgical Assisting ("ARC/STSA"). Based on an analysis of program size and current market needs, we decided to teach-out these two programs, which will not materially impact our results of operations due to the small size of each program.

•
The Physical Therapist Assistant program offered by Brown Mackie College - South Bend was placed on show cause status by the Commission on Accreditation in Physical Therapy Education due to its failure to maintain a minimum three year graduation rate.

•
The Interior Design program offered by The Art Institute of Fort Lauderdale, the Veterinary Technology program offered by Brown Mackie College - Louisville, and the Physical Therapist Assistant program offered by the Montgomery campus of South University have been placed on probation by their respective programmatic accreditors.

Student Financial Assistance
Most of the students at our schools based in the United States rely, at least in part, on financial assistance to pay for the cost of their education. In the United States, the largest sources of such support are the federal student aid programs under Title IV of the HEA. Additional sources of funds include other federal grant programs, state grant and loan programs, private loan programs and institutional grants and scholarships. To provide students access to financial assistance resources available through Title IV programs, a school must be (i) authorized to offer its programs of instruction by the relevant agency of the states in which it is physically located and comply with applicable state requirements regarding fully-online programs, (ii) institutionally accredited by an agency recognized by the U.S. Department of Education, and (iii) certified as an eligible institution by the U.S. Department of Education. In addition, the school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible students and remain in compliance generally with the Title IV program regulations. Most of the U.S. Department of Education's requirements, such as the 90/10 Rule and the cohort default rate test, which are described in greater detail below, are applied on an institutional basis, with an institution defined as a main campus and its additional locations, if any. As of June 30, 2014, 18 of our 110 primary locations were recognized by the U.S. Department of Education as main campuses.
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
During fiscal 2014 and 2013, gross receipts from the financial aid sources for attending our post-secondary institutions were as follows (dollars in millions):

	Fiscal 2014			Fiscal 2013 (5)
	Gross Receipts (1) (3)	% of Gross Receipts	% of Net Revenues (4)	Gross Receipts (1) (3)	% of Gross Receipts	% of Net Revenues (4)
Federal Title IV Aid:
Stafford Loans	$1,211.3	49.0%	53.3%	$1,293.1	48.0%	51.8%
Pell Grants	380.9	15.4%	16.8%	391.7	14.5%	15.7%
PLUS Loans	149.5	6.1%	6.6%	205.1	7.6%	8.2%
Grad Plus Loans	52.2	2.1%	2.3%	53.2	2.0%	2.1%
Other Title IV Aid (2)	20.6	0.9%	0.9%	22.9	0.8%	0.9%
Total Federal Title IV Aid	$1,814.5	73.5%	79.9%	$1,966.0	72.9%	78.7%
Military	195.1	7.9%	8.6%	194.9	7.2%	7.8%
Private Loans	42.9	1.7%	1.9%	58.6	2.2%	2.3%
State Grants	42.1	1.7%	1.9%	44.5	1.7%	1.8%
Total Other Aid	280.1	11.3%	12.4%	298.0	11.1%	11.9%
Cash Payments	375.8	15.2%	16.5%	431.4	16.0%	17.3%
Total Gross Receipts (3) (4)	$2,470.4	100.0%	108.8%	$2,695.4	100.0%	107.9%
Net Revenues (4)			$2,272.7			$2,498.6

(1)
Gross receipts include paid and unpaid aid awarded, which is net of the return to the federal student financial aid programs of all unearned funds from students who withdraw from a program of study, as well as cash payments. A portion of an undergraduate student's award may include subsidized or unsubsidized Direct Loans depending upon his or her financial need.

(2)	Primarily consists of FSEOG Awards and Perkins loans.

(3)
Total gross receipts include stipends, or financing received by students in excess of the tuition and fees and other institutional charges that they pay to our schools, which we receive from financing sources on behalf of students. Stipends are generally used by students to fund living expenses while attending school. Total stipends paid to students during fiscal 2014 and 2013 were $309.5 million and $369.4 million, respectively. Aid awarded from the Federal Work Study program is excluded from total gross receipts along with institutional aid, employee reimbursement of tuition payments and institutional scholarships.

(4)
Total gross receipts exceed net revenues in each of the fiscal years presented primarily because of stipends received on behalf of students and the effect of timing differences between cash-basis and accrual-basis accounting.

(5)	Certain amounts have been updated from the prior year presentation due to refunds and other revisions which occurred after the end of fiscal 2013.
Direct Loans. The Direct Loan program includes Direct Stafford loans, both subsidized and unsubsidized, Parent Loan for Undergraduate Students (“PLUS”) loans, which are made available to parents of undergraduate students classified as dependents, and Grad PLUS loans, which are made available to graduate and professional students. Prior to July 1, 2010, Stafford and PLUS program loans were also made available to students through the Federal Family Education Loan (“FFEL”) program which was administered and funded by private lenders. The Direct Loan program is administered and funded by the U.S. Department of Education.
Under the Direct Loan program, an undergraduate student may borrow up to $5,500 for the first academic year, $6,500 for the second academic year and, in certain educational programs, $7,500 for each of the third and fourth academic years, $2,000 of which, on an annual basis, is an unsubsidized loan. Students who are classified as independent can obtain up to an additional $4,000 unsubsidized loan for each of the first and second academic years and, depending upon the educational program, an additional $5,000 unsubsidized loan for each of the third and fourth academic years. Students enrolled in programs higher than a bachelor-level program can borrow up to $20,500 per academic year. Students enrolled in certain graduate-level health professions can receive an additional $12,500 per academic year. PLUS program loans may be obtained by parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable educational expenses) and other aid to which that student is entitled. Grad PLUS program loans may be obtained by eligible students in graduate programs in an amount not to exceed the difference between the total cost of that student's education (including allowable educational expenses) and other aid to which that student is entitled.
Pell. Pell grants are the primary component of Title IV programs under which the U.S. Department of Education makes grants to undergraduate students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. The HEA provides for an automatic increase to the appropriated maximum Pell Grant award in 2014 - 15 to $5,730. Effective from July 1, 2009 through June 30, 2011, certain students who attended school for more than two academic years within an award year were in some cases eligible for additional Pell grant awards. Effective July 1, 2012, the number of full-time semesters that a student is eligible to receive a Pell grant decreased from 18 to 12 and the number of full-time academic quarters decreased from 27 to 18. Additionally, the income threshold necessary for expected family contribution automatically set at zero decreased from $32,000 to $24,000. These changes may result in the inability of some of our students to continue to receive Pell grants, depending on their prior receipt of Pell grants, or a decrease in the amount of Pell grants that they are eligible to receive. The maximum available to an eligible student under the Pell grant program depends on student need and other factors.
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
Perkins.  Eligible undergraduate students may borrow up to $5,500 under the Perkins program during each academic year, with an aggregate maximum of $27,500 for students with at least two years of study. Eligible graduate students may borrow up to $8,000 in Perkins loans each academic year, with an aggregate maximum of $60,000. Perkins loans have a 5% interest rate and repayment is delayed until nine months after a student ceases enrollment as at least a half-time student. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account. Congress has not appropriated any new federal capital contributions to the Perkins program in several fiscal years. When Congress last funded the program, 75% of the new funding was contributed by the U.S. Department of Education and the remainder by the applicable school. Each school collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During fiscal 2014, payments from former students to the program were approximately $3.2 million. We were not required to make any matching contributions in fiscal 2014.
Federal Work-Study.  Under the Federal Work-Study program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. Most of our schools participate in the Federal Work-Study program. In order to participate in the program, each year a school must have at least 7% of the school's Federal Work-Study program allocation paid to students performing community service work and at least one student in a literacy job. In fiscal 2014, 17 of our 18 institutions met this requirement.
Legislative and Regulatory Action. Political and budgetary concerns can significantly affect Title IV programs. Congress generally reauthorizes the HEA approximately every six years. In August 2008, the Higher Education Opportunity Act (“HEOA”) reauthorized the HEA through at least September 30, 2014. The HEOA, among other things, revised the 90/10 Rule, as described in more detail under “Federal Oversight of Title IV Programs - The '90/10 Rule'", revised the calculation of an institution's cohort default rate, required additional disclosures and certifications with respect to non-Title IV private loans and prohibited certain activities or relations between lenders and schools to discourage preferential treatment of lenders based on factors not in students' best interests. In addition, Congress determines federal appropriations for Title IV programs on an annual basis. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between HEA reauthorizations.
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
Effective July 1, 2011, the U.S. Department of Education adopted new regulations pertaining to certain aspects of the administration of the Title IV programs, including state authorization; disclosure of information related to gainful employment; compensation for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; the definition of what constitutes a substantial misrepresentation; and the definition of credit hours. In addition to the rules, the U.S. Department of Education has issued several “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of the final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas. Certain of these regulations have had or will have a significant impact on our business, including the incentive compensation regulation which eliminated a prior safe harbor for adjusting the compensation of admissions representatives, a rule requiring that programs be considered a clock hour program for purposes of Title IV program funding when measuring student progress in clock hours is a requirement of receiving federal or state approval to offer a program, specific federal requirements addressing whether a state's authorization of an educational institution is sufficient for an institution to participate in Title IV programs, and a new definition of what constitutes a substantial misrepresentation.
New Negotiated Rulemaking
The U.S. Department of Education published a Notice of Proposed Rules in the Federal Register on March 25, 2014 which requested comments on the adoption of three annual metrics for measuring whether programs offered by proprietary institutions such as ours lead to “gainful employment” in a recognized occupation. Under the HEA, with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.” The U.S. Department of Education previously adopted regulations that were scheduled to become effective as of July 1, 2012 and that would have for the first time set forth standards for measuring whether programs lead to gainful employment in a recognized occupation. These regulations, which were vacated by a federal court decision, would have established three annual metrics related to student loan borrowing which would have imposed certain restrictions on programs up to and including the prohibition on participation in Title IV financial aid programs in the event that the metrics were not satisfied over a period of time. In response, the new gainful employment regulation proposed by the U.S. Department of Education would cause each educational program covered by the rule to fail if the student-loan debt payments of graduates of the program exceed 12 percent of their annual incomes and 30 percent of their discretionary incomes, the same ratios as in the original rule vacated by the federal court decision. Programs whose graduates have debt-to-annual-income ratios of 8 percent to 12 percent or debt-to-discretionary-income ratios of 20 percent to 30 percent would fall in a “zone”, and the institution would have to warn students that they might become ineligible for aid. Programs that fail both debt-to-annual-income tests twice in any three-year period or are in the zone or failing for four consecutive years would be ineligible for federal student aid. In response to the 2012 Court ruling, the proposed gainful employment regulation uses programmatic cohort default rates rather than loan-repayment rates as an additional test. Programs whose borrower cohort default rates equal or exceed 30 percent for three consecutive years would be ineligible for federal student aid. The comment period ended May 27, 2014. A final rule must be published in the Federal Register by November 1, 2014 to be effective as of July 1, 2015. The U.S. Department of Education estimated that approximately 1,000,000 students, or approximately 50% of the total number of students enrolled in proprietary post-secondary institutions, are enrolled in programs that would either fail or fall into the zone for improvement under the proposed gainful employment metrics. If the final gainful employment rule is substantially similar to the proposed rule published for comment, it would have a material adverse effect on our business.
In addition, the HEA is scheduled for reauthorization in 2014 and the reauthorization process may result in significant changes to the post-secondary education industry. Among other things, there have been proposals in Congress to amend the 90/10 Rule in connection with the reauthorization of the HEA to prohibit proprietary institutions from receiving more than 85 percent of their revenues from federal funds, including veterans benefits and U.S. Department of Defense tuition assistance. Another proposal would prohibit federal education dollars from being used for advertising and marketing purposes. Any revisions to the HEA, the regulations adopted by the U.S. Department of Education, or the 90/10 Rule could have a material adverse impact on our business. The HEA includes an automatic one year extension through September 30, 2015 in the event that a reauthorization bill is not passed by Congress and signed by President Obama.
In January 2014, the U.S. Department of Education commenced negotiated rulemaking sessions to implement changes to the Clery Act required by the Violence Against Women Act which, among other items, requires institutions to compile additional statistics for certain crimes reported to campus security authorities or local police agencies, and include such information in its annual security report, along with certain policies, procedures, and programs pertaining to such crimes. A Notice of Proposed Rulemaking was published in the Federal Register on June 20, 2014 and comments were due on or before July 21, 2014. Since consensus was reached on the changes to the Clery Act, a final regulation is expected no later than November 1, 2014 with an effective date of July 1, 2015. The U.S. Department of Education has advised institutions that they are expected to make a good faith effort to comply with changes made to the Clery Act with the enactment of Violence Against Women Act when they update their Clery Report no later than October 1, 2014.
Additionally, another series of negotiated rulemaking sessions to address program integrity and improvement issues was held in February, March, April and May 2014 to address cash management of Title IV funds including use of debit cards and handling of Title IV credit balances; state authorization for programs offered through distance or correspondence education; state authorization for non-U.S. locations of educational institutions; clock to credit hour conversion; the definition of "adverse credit" for borrowers under the Federal Direct PLUS Loan Program; and the application of repeat coursework provisions to graduate and undergraduate programs. During the negotiated rulemaking sessions, the U.S. Department of Education indicated that it plans to issue two Notices of Proposed Rulemaking, one which will include proposed PLUS loan adverse credit history regulations and the second will address the remaining proposed regulations. On August 8, 2014, a Notice of Proposed Rulemaking on PLUS loan adverse credit history regulation was published in the Federal Register; comments were due on or before September 8, 2014. The U.S. Department of Education has yet to publish a Notice of Proposed Rulemaking on the remaining regulations.
The U.S. Department of Education has also conducted “listening tours” to solicit public feedback concerning President Obama’s call for a national college ratings system that would promote accountability, affordability, and meaningful outcomes. The draft college ratings system was expected to be released in Spring 2014 for comment, but it was delayed until Fall 2014 with a planned roll-out before the 2015-2016 school year. The President also has requested legislation that would tie federal student aid to college performance with an implementation goal of 2018.
Other Financial Assistance Sources
Students at several of our U.S. schools participate in state aid programs. In addition, certain students at some of our U.S. schools receive financial aid provided by the U.S. Department of Veterans Affairs, the U.S. Department of the Interior (Bureau of Indian Affairs) and the Rehabilitative Services Administration of the U.S. Department of Education (vocational rehabilitation funding). Effective August 1, 2009, the Post 9/11 Veterans Educational Assistance Act of 2008 provided additional educational funding to eligible veterans who served in the U.S. military. During fiscal 2014, students attending our schools received approximately $195 million of financial aid from military sources of which the significant majority was from the U.S. Department of Veteran Affairs and a lesser amount was from the U.S. Department of Defense. Recently, some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans, which could have a material adverse effect on our business, results of operations and ability to comply with the 90/10 Rule. Our schools also provide institutional grants and scholarships to qualified students.
In fiscal 2014, institutional scholarships had a value equal to approximately 6% of our net revenues as compared to approximately 4% of our net revenues in fiscal 2013. We have relationships with several lending institutions that provide private loans to students attending our schools who meet their underwriting criteria. Private loans facilitate funding which students can use to pay a portion of their tuition and fees that they are unable to pay through personal resources or government-backed loan programs. Such loans are without recourse to us or our schools. Revenues derived indirectly from private loans to students at our schools represented approximately 1.9% and 2.3% of our net revenues in fiscal 2014 and 2013, respectively. Approximately 90% of the private loans in fiscal 2014 were offered and serviced by SLM Corporation. During the last several years, adverse market conditions for consumer student loans resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans.
Due to the relative lack of availability of private lending sources, we have increased the extension of credit to our students for periods of up to 42 months beyond graduation, which has resulted in higher bad debt expense as a percentage of receipts in fiscal 2014 compared to prior periods. The total amount of gross receivables that extend beyond twelve months approximated $61.5 million at June 30, 2014 and $52.2 million at June 30, 2013, which excludes amounts outstanding under a program that commenced in the fourth quarter of fiscal 2013 under which we purchase loans awarded and disbursed to our students from a private lender.
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
Our institutions are required to seek recertifications periodically from the U.S. Department of Education in order to participate in Title IV programs. All of our institutions are provisionally certified. The current provisional certifications of our institutions expire as follows: nine institutions expire in fiscal 2015, five of which are currently under review; four institutions expire in fiscal 2016; and five institutions expire in fiscal 2017. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Moreover, institutions on provisional certification are required to obtain from the U.S. Department of Education prior approval of new additional locations and new programs before disbursing Title IV funds to students attending those locations and new programs.
Four of our 18 institutions were the subject of U.S. Department of Education program reviews in each of fiscal 2014 and 2013. We received final determination letters from the U.S. Department of Education for two program reviews in fiscal 2014, and have not received a final determination letter for three of the four program reviews performed in fiscal 2014, two program reviews performed in fiscal 2013 and two program reviews performed in fiscal 2012. Of the seven program reviews for which we have not received a final determination letter, we have responded to an initial report from the U.S. Department of Education for five of the program reviews, received an initial report for one program review in September 2014 and have not received an initial report for one program review. One of the initial reports we received in September 2014 requires the reconstruction of fiscal 2011 attendance records for the fully-online programs offered by one of our institutions and a related calculation of amounts required to be returned to the U.S. Department of Education under Title IV programs due to student withdrawals. The initial report also cites impaired administrative capabilities concerning attendance policies. The U.S. Department of Education has informed us that it will not act on our application to renew the provisional certification or approve new programs for the institution until we resolve the issues raised in the initial report. We are currently assessing the findings set forth in the report. A determination that one of our institutions is required to refund a material amount of Title IV funds to the U.S. Department of Education, or loses or is limited in its access to, federal student financial aid funds due to a failure to demonstrate administrative capability or to comply with other requirements of Title IV programs, would have a material adverse effect on our enrollments, revenue, results of operations and cash flows. We do not currently have any program reviews scheduled for fiscal 2015.
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
The U.S. Department of Veterans Affairs, the U.S. Department of Defense, and the applicable state oversight agency also periodically review a location's compliance with guidance, regulations, and laws. The scope of the reviews vary, and noncompliance may result in students receiving liabilities on their U.S. Department of Defense or U.S. Department of Veterans Affairs educational benefits, as well as locations being subjected to fines, suspensions, and/or corrective action, including the location no longer being an approved location for students to access their U.S. Department of Defense or U.S. Department of Veterans Affairs educational benefits, and potential program eligibility elimination.
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
Following the Transaction, the U.S. Department of Education separately considered our and our schools' compliance with the financial responsibility requirements on a consolidated basis. Due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction, we have not met the required quantitative measures of financial responsibility on a consolidated basis since the Transaction, including as of June 30, 2014. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. In April 2014 the U.S. Department of Education decreased its letter of credit requirement from $348.6 million to $302.2 million, which equals 15 percent of total Title IV aid received by students who attended the Company's institutions during the fiscal year ended June 30, 2013. We expect to be required to renew the letter of credit at this level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase or decrease the percentage of the Title IV funds used to determine the size of the letter of credit. Outstanding letters of credit reduce lending availability under our revolving credit facility, except to the extent that we obtain cash secured letters of credit, which we are permitted to do under our senior credit facility. In fiscal 2014, we used cash secured letters of credit from two lenders in the aggregate amount of $200.0 million in order to satisfy a portion of our letter of credit obligation to the U.S. Department of Education and obtained a letter of credit under our revolving credit facility for the remainder. In addition, in order to ensure our schools meet financial responsibility tests at the institutional level, we often contribute money to our schools at the end of each of our fiscal years. We may have less liquidity to fund such contributions in future years. We do not believe any reduction in contributions to our schools will have a material adverse impact on us, but can provide no assurances.
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
Cohort Default Rates. Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages. The U.S. Department of Education calculates these rates for each institution on an annual basis, based on the number of students who have defaulted, not the dollar amount of such defaults. Each institution that participated in the FFEL/Direct Loan program and/or participates in the Direct Loan program receives a FFEL/Direct Loan cohort default rate for each federal fiscal year based on defaulted program loans. A federal fiscal year is October 1 through September 30. Beginning in September 2012, the U.S. Department of Education began to calculate an institution’s annual cohort default rate based on two methodologies: the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year (the “Two-Year CDR”); and the rate at which borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the second succeeding federal fiscal year (the “Three-Year CDR”). Federal fiscal year 2011 is the last fiscal year for which the U.S. Department of Education will publish the Two-Year CDR.
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
Our final Two-Year CDRs for federal fiscal year 2011 were as follows:

Institution	Fiscal 2011 Two-Year CDR (%)
The Art Institute of Atlanta	14.8
The Art Institute of Colorado	13.9
The Art Institute of Fort Lauderdale	12.3
The Art Institute of Houston	16.4
The Art Institute of New York City	17.9
The Art Institute of Philadelphia	11.2
The Art Institute of Phoenix	18.1
The Art Institute of Pittsburgh	19.7
The Art Institute of Portland	7.1
The Art Institute of Seattle	12.4
The Art Institute of York - Pennsylvania	14.9
The Art Institutes International Minnesota	9.8
The Illinois Institute of Art - Chicago	12.6
Miami International University of Art & Design	12.4
The New England Institute of Art	12.0
Argosy University	14.0
South University	17.4
Brown Mackie College - Salina	15.4
The weighted average of the combined official FFEL/Direct Loan Two-Year CDRs for borrowers at our institutions during federal fiscal year 2011 was 16.3%.
Under the Three-Year CDR calculation, most institutions' respective cohort default rates will increase materially due to the extended default period. The HEA reauthorization provided some relief from the increase in cohort default rates by increasing the default rate threshold for the Three-Year CDR from 25% to 30% and by requiring that the rate as calculated under the Two-Year CDR methodology will be used in determining sanctions associated with high cohort default rates until the Three-Year CDRs have been calculated and issued for fiscal 2010, 2011 and 2012, the latter of which will be calculated and issued in 2015. Our final Three-Year CDRs for federal fiscal years 2010 and 2011 were as follows:

Institution	Fiscal 2010 Three-Year CDR (%)	Fiscal 2011 Three-Year CDR (%)
The Art Institute of Atlanta	23.5	22.3
The Art Institute of Colorado	18.5	18.7
The Art Institute of Fort Lauderdale	19.4	19.2
The Art Institute of Houston	25.2	22.8
The Art Institute of New York City	25.6	21.3
The Art Institute of Philadelphia	20.1	16.6
The Art Institute of Phoenix	26.2	24.6
The Art Institute of Pittsburgh	25.4	24.9
The Art Institute of Portland	13.7	11.4
The Art Institute of Seattle	17.2	16.3
The Art Institute of York - Pennsylvania	18.3	19.5
The Art Institutes International Minnesota	15.9	13.4
The Illinois Institute of Art - Chicago	19.9	18.9
Miami International University of Art & Design	22.2	20.5
The New England Institute of Art	17.1	14.7
Argosy University	15.8	19.4
South University	23.0	23.1
Brown Mackie College - Salina	20.1	19.2
The weighted average FFEL/Direct Loan Three-Year CDR for borrowers at our institutions was 22.1% in each of the combined fiscal 2010 and 2011 periods. Institutions that exceed the FFEL/Direct Loan cohort default rate threshold (25% under the current Two-Year CDR calculation) or have a cohort default rate for Perkins loans that exceeds 15% for the most recent federal award year (July 1 through June 30) may be placed on provisional certification status for up to three years. Provisional certification by itself does not limit an institution’s access to Title IV program funds, but does subject that institution to closer review by the U.S. Department of Education and possible summary adverse action if the U.S. Department of Education determines that the institution is unable to meet its responsibilities under its program participation agreement.
As of June 30, 2014, eleven of our twelve institutions participating in the Perkins program had Perkins cohort default rates in excess of 15% for students who were to begin repayment during the federal award year ended June 30, 2013, the most recent year for which such rates have been calculated. None of these institutions had a Perkins cohort default rate in excess of 50%. Funds from the Perkins program did not exceed 4.6% of these institutions’ respective net revenues in fiscal 2014. None of these institutions has been placed on provisional certification for this reason. Because we have not disbursed Perkins loans at three of our institutions during the past few years, it is possible that the U. S. Department of Education may not permit those institutions to participate in the Perkins program in the future.
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
Recertification of Title IV Eligibility. The U.S. Department of Education is required to conduct periodic reviews to determine whether to renew the eligibility and certification of every institution participating in Title IV programs. Generally, such reviews occur every six years, and after three years for an institution on provisional certification. A denial of renewal of certification precludes a school from continuing to participate in Title IV programs. Currently, all of our schools are operating under provisional program participation agreements with the U.S. Department of Education due to the debt incurred and goodwill recorded in connection with the Transaction. The current provisional certifications of our institutions expire as follows: nine institutions expire in fiscal 2015, five of which are currently under review; four institutions expire in fiscal 2016; and five institutions expire in fiscal 2017.
Return of Title IV Funds.  Institutions that receive Title IV funds must follow requirements that ensure the return to the federal student financial aid programs of all unearned funds of a student who withdraws from a program. If refunds are not properly calculated and timely paid, institutions are subject to adverse actions by the U.S. Department of Education. The independent Title IV compliance audits for fiscal 2014 are currently in process.
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
The “90/10 Rule”. Under a provision of the HEA commonly referred to as the “90/10 Rule,” an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs as calculated under the applicable regulations. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions that fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2014, the percentage of revenues derived from Title IV programs ranged from approximately 55% to 81%, with a weighted average of approximately 76%.
The following table shows the 90/10 ratio for each of our institutions for the fiscal year ended June 30, 2014:

Institution	90/10 Ratio
Brown Mackie College - Salina	81%
The Art Institute of Pittsburgh	81%
South University	80%
The Art Institute of Phoenix	80%
Argosy University	77%
The Illinois Institute of Art - Chicago	76%
The Art Institute of New York City	74%
The Art Institute of Philadelphia	74%
The Art Institute of York - Pennsylvania	72%
The Art Institute of Fort Lauderdale	72%
The Art Institute of Atlanta	71%
The Art Institute of Portland	70%
The New England Institute of Art	69%
The Art Institute of Houston	68%
The Art Institutes International Minnesota	67%
The Art Institute of Colorado	63%
Miami International University of Art & Design	58%
The Art Institute of Seattle	55%
Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2014, students attending our schools received approximately $195 million of financial aid from military sources of which the significant majority was from the U.S. Department of Veterans Affairs and a lesser amount was from the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. Further, a U.S. Department of Defense appropriations bill for fiscal year 2014 has passed the U.S. Senate Appropriations Committee which includes a rider that would revise the 90/10 Rule to no longer treat financial aid from the U.S. Department of Veteran Affairs and U.S. Department of Defense as cash payments for purposes of the rule and to prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenue on a cash accounting basis from the Title IV programs in a single fiscal year rather than the current rule of two consecutive fiscal years. In May 2012, attorneys general from 21 states and a chief consumer-affairs official for another state sent a letter to the leaders of the House and Senate education and veterans-affairs committees requesting that they revise the 90/10 Rule so that GI Bill and other educational benefits for military veterans count toward the 90-percent cap on the amount of annual revenue a proprietary college may receive from federal student-aid programs. These proposed revisions to the 90/10 Rule would have a negative impact on our ability to comply with the 90/10 Rule if they are approved by Congress and the President and become law. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs for at least two years would have a material adverse effect on our enrollments, net revenues and results of operations.
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
If a school does not meet state requirements, its state licensing could be limited, modified, suspended or terminated.  Failure to maintain licensure makes a school ineligible to participate in Title IV programs.  Under the HEA, an institution must be authorized by each state in which it is located to participate in Title IV programs.  The state authorization regulations adopted by the U.S. Department of Education effective July 1, 2011 established specific new federal minimum requirements with respect to the sufficiency of a state's authorization of an educational institution for participation in Title IV programs.  The U.S. Department of Education stated at the time it published the final regulation that it recognized that a state might be unable to provide appropriate state authorizations to its institutions by the July 1, 2011 effective date of the regulation and that institutions unable to obtain state authorization in that state may request a one-year extension of the effective date of the regulations to July 1, 2012 (and, if necessary, an additional one year extension of the effective date to July 1, 2013).  The U.S. Department of Education has subsequently published notices extending the effective date of the regulation to July 1, 2014 and, most recently, to July 1, 2015, for institutions whose state authorization does not meet the requirements of these regulations, so long as the state is establishing an acceptable authorization process that is to take effect by the delayed implementation date.  The U.S. Department of Education has not specified which state laws it considers to be inadequate.  In the event that any states in which we have schools are found to not comply with the new state licensing regulations as of July 1, 2015, the affected schools could be deemed to have lacked state authorization and subject to sanctions, including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the schools purportedly lacked state authorization.  Additionally, students at our schools located in those states would be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The state authorization regulations adopted effective as of July 1, 2011 also provided that if an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state.  On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the regulations requiring proof of state approval for online education programs on procedural grounds, and that ruling was later upheld on appeal.  However, the U.S. Department of Education warned in a Dear Colleague Letter dated July 27, 2012 that while it cannot enforce the requirements for online education programs, institutions must continue to be responsible for complying with all state laws as they relate to distance education. The courts also ruled that the U.S. Department of Education may elect to re-introduce this rule, which it did through the program integrity negotiated rulemaking sessions which were held in February, March, April and May 2014. The negotiations ended with the committee failing to reach a consensus, and the U.S. Department of Education has not provided a new distance education proposal for public comment. For the rule to be effective on July 1, 2015, a final version would need to be published by November 1, 2014. No assurance can be given with respect to whether the U.S. Department of Education will adopt new rules addressing licensing requirements for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations.
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
The British Columbia government, through its Ministry of Advanced Education and Labour Market Development (the "Ministry"), regulates private career colleges through an arm's-length accreditation and registration body called the Private Career Training Institutions Agency of British Columbia (“PCTIA”) and provides financial assistance to eligible students through the StudentAid BC (“SABC”). The student aid program includes a federal component under the Canada Student Loan Program and a provincial portion administered through the provincial SABC program. In order to maintain the right to administer student assistance, The Art Institute of Vancouver must abide by the rules, regulations and administrative manuals and Memorandum of Agreements with the Canada Student Loan Program and the SABC programs.

Post-secondary institutions located in Vancouver which have a student loan repayment rate of less than 60% are subject to intervention by the Ministry and required to submit improvement plans.  In the case of failure to comply and/or improve, the Ministry may make continue designation conditional with specific requirements within a specified period or terminate the institution’s designation.  The compliance staff of the Ministry will work with schools with low repayment rates to manage and seek solutions for low repayment rates.  In 2013, the official repayment rates for The Art Institute of Vancouver and its branch location were 79.8% and 77.8%, respectively.
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
Employees
At June 30, 2014, we had approximately 20,800 employees.  Of these employees, approximately 10,800 (including approximately 2,500 faculty members) were full time employees, approximately 9,800 were part-time employees (most of which were faculty members) and approximately 200 employees were on leave status.
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
The Company
Education Management Corporation is a Pennsylvania corporation founded in 1962 with principal executive offices located at 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222. We can be reached by telephone at (412) 562-0900 or via our website at www.edmc.edu. Our principal shareholders are private equity funds affiliated with Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners.
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
On January 30, 2014, the FTC announced a new system to handle complaints from military veterans and service members regarding higher education institutions, providing customized online reporting forms to file complaints directly with the U.S. Department of Veterans Affairs and the U.S. Department of Defense regarding issues such as cost of attendance, marketing, graduation rates, program quality employment prospects, and course credit. Students may also email similar complaints to the U.S. Department of Education. These complaints will be forwarded to the FTC's Consumer Sentinel Network database. In November 2013, the FTC published revised Guides for Private Vocational and Distance Education Schools expanding the scope of potential liability of proprietary schools and setting forth more stringent restrictions on advertising and recruitment practices by expanding the activities that the FTC considers "deceptive." The FTC actions are intended to comply with the Improving Transparency of Educational Opportunities for Veterans Act of 2012 which requires the FTC to partner with the U.S. Department of Veterans Affairs and other agencies to improve outreach and transparency regarding the quality of instruction, recruiting practices, and post-graduate employment by higher education institutions. In addition, in February 2014 the FTC requested documents and information from another publicly traded proprietary education company about that company's marketing, advertising and the sale of post-secondary products and services in order to determine whether violations of the Federal Trade Commerce Act occurred.
Additionally, a number of State Attorneys General have launched investigations into proprietary post-secondary education institutions, including some of our schools. We received subpoenas or requests for documents from the Attorneys General of Florida, Kentucky, New York, Colorado, and Massachusetts in October 2010, December 2010, August 2011, September 2012, and January 2013 respectively, and the San Francisco, California City Attorney in December 2011 in connection with investigations of our institutions and their business practices. We announced settlements of the Colorado Attorney General and San Francisco, California City Attorney investigations in December 2013 and June 2014, respectively. We have nine schools located in Florida, three schools located in Kentucky, one school located in New York, and one school in Massachusetts.
We received inquiries from 13 states in January 2014 and an additional state in March 2014 regarding our business practices. The Attorney General of the Commonwealth of Pennsylvania informed us that it will serve as the point of contact for the inquiries related to us. The inquiries focus on our practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results, and student lending activities, among other matters. Several other companies in the proprietary education industry have disclosed that they received similar inquiries. Further, the Consumer Financial Protection Bureau (the “CFPB”) has filed lawsuits against two publicly-traded companies in the education industry alleging that they engaged in predatory lending practices.
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
A substantial majority of our net revenues are indirectly derived from federal student financial aid programs pursuant to Title IV of the HEA. Our participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned upon approvals granted by other agencies. Each of our schools also must obtain and maintain approval to enroll students, offer instruction and grant credentials from the state authorizing agency in the state in which the school is located. Such approval is also a precondition to the ability of our students to participate in Title IV programs. Participation in Title IV programs also requires each school to be accredited by an accrediting agency recognized by the U.S. Department of Education as a reliable authority on institutional quality and integrity. Accreditation is, in turn, conditioned upon the maintenance of applicable state authorization. Our schools also must comply with the requirements of state financial aid programs that are available to our students and the requirements of specialized accrediting agencies that oversee educational quality in particular program areas. As a result, our schools are subject to extensive regulation and review by these agencies which cover virtually all phases of our operations. These regulations also affect our ability to acquire or open additional schools, add new educational programs, substantially change existing programs or change our corporate or ownership structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements. See Item 1 -- “Business,” “- Accreditation”, “- Student Financial Assistance”, “- Federal Oversight of Title IV Programs”, “ - State Authorization and Accreditation Agencies” and “- Canadian Regulation and Financial Aid” above.
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
The U.S. Department of Education has promulgated a substantial number of new regulations in the past three years that impact our business, including but not limited to compensation rules for persons engaged in certain aspects of admissions and financial aid, state authorization, determination of attendance and definitions of a “credit hour” and a “substantial misrepresentation” which became effective on July 1, 2011. These new regulations have had significant impacts on our business. For example, we implemented a new compensation plan for our admissions representatives beginning in the third quarter of fiscal 2011 in response to the revised compensation rules for employees who are engaged in recruiting of students or the awarding of financial aid and revised other practices and have increased the number of states in which we obtain licensure for our schools.
The U.S. Department of Education published a Notice of Proposed Rules in the Federal Register on March 25, 2014 which requested comment on the adoption of three annual metrics for measuring whether programs offered by proprietary institutions such as ours lead to “gainful employment” in a recognized occupation. Under the HEA, with the exception of certain liberal arts degree programs, proprietary schools are eligible to participate in Title IV programs only with respect to educational programs that prepare a student for “gainful employment in a recognized occupation.” The U.S. Department of Education previously adopted regulations that were scheduled to become effective as of July 1, 2012 and that would have for the first time set forth standards for measuring whether programs lead to gainful employment in a recognized occupation. These regulations, which were vacated by a federal court decision, would have established three annual metrics related to student loan borrowing which would have imposed certain restrictions on programs up to and including the prohibition on participation in Title IV financial aid programs in the event that the metrics were not satisfied over a period of time. In response, the new gainful employment regulation proposed by the U.S. Department of Education would cause each educational program covered by the rule to fail if the student-loan debt payments of graduates of the program exceed 12 percent of their annual incomes and 30 percent of their discretionary incomes, the same ratios as in the original rule vacated by the federal court decision. Programs whose graduates have debt-to-annual-income ratios of 8 percent to 12 percent or debt-to-discretionary-income ratios of 20 percent to 30 percent would fall in a “zone”, and the institution would have to warn students that they might become ineligible for aid. Programs that fail both debt-to-annual-income tests twice in any three-year period or are in the zone or failing for four consecutive years would be ineligible for federal student aid. In response to the 2012 Court ruling, the proposed gainful employment regulation uses programmatic cohort default rates rather than loan-repayment rates as an additional test. Programs whose borrower cohort default rates equal or exceed 30 percent for three consecutive years would be ineligible for federal student aid. The comment period ended May 27, 2014. A final rule must be published in the Federal Register by November 1, 2014 to be effective as of July 1, 2015. The U.S. Department of Education estimated that approximately 1,000,000 students, or approximately 50% of the total number of students enrolled in proprietary post-secondary institutions, are enrolled in programs that would either fail or fall into the zone for improvement under the proposed gainful employment metrics. Though the calculation was based on 2012 informational rate data and therefore does not reflect any program eliminations and other efforts to comply with the proposed rule, over 50% of our program offerings failed to satisfy the gainful employment test based on graduate data published by the U.S. Department of Education. If the final gainful employment rule is substantially similar to the proposed rule published for comment, it would have a material adverse effect on our business, cash flows and results of operations.
In addition, the HEA is scheduled for reauthorization in 2014 and the reauthorization process may result in significant changes to the post-secondary education industry. Among other things, there have been proposals in Congress to amend the 90/10 Rule in connection with the reauthorization of the HEA to prohibit proprietary institutions from receiving more than 85 percent of their revenues from federal funds, including veterans benefits and U.S. Department of Defense tuition assistance. Another proposal would prohibit federal education dollars from being used for advertising and marketing purposes. Any revisions to the HEA, the regulations adopted by the U.S. Department of Education, or the 90/10 Rule could have a material adverse impact on our business, cash flows and results of operations.
In January 2014, the U.S. Department of Education commenced negotiated rulemaking sessions to implement changes to the Clery Act required by the Violence Against Women Act which, among other items, requires institutions to compile additional statistics for certain crimes reported to campus security authorities or local police agencies, and include such information in its annual security report, along with certain policies, procedures, and programs pertaining to such crimes. A Notice of Proposed Rulemaking was published in the Federal Register on June 20, 2014 and comments were due on or before July 21, 2014. Since consensus was reached on the changes to the Clery Act, a final regulation is expected no later than November 1, 2014 with an effective date of July 1, 2015. The U.S. Department of Education has advised institutions that they are expected to make a good faith effort to comply with changes made to the Clery Act with the enactment of Violence Against Women Act when they update their Clery Report no later than October 1, 2014.
Additionally, another series of negotiated rulemaking sessions to address program integrity and improvement issues were held in February, March, April and May 2014 to address cash management of Title IV funds including use of debit cards and handling of Title IV credit balances; state authorization for programs offered through distance or correspondence education; state authorization for non-U.S. locations of educational institutions; clock to credit hour conversion; the definition of "adverse credit" for borrowers under the Federal Direct PLUS Loan Program; and the application of repeat coursework provisions to graduate and undergraduate programs. During the negotiated rulemaking sessions, the U. S Department of Education indicated that it planned to issue two Notices of Proposed Rulemaking, one which will include proposed PLUS loan adverse credit history regulations and the second will address the remaining proposed regulations. On August 8, 2014, a Notice of Proposed Rulemaking on PLUS loan adverse credit history regulation was published in the Federal Register; comments were due on or before September 8, 2014. The U.S. Department of Education has yet to publish a Notice of Proposed Rulemaking on the remaining regulations.
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
The substantial misrepresentation regulation adopted by the U. S. Department of Education effective July 1, 2011 significantly expanded what may constitute substantial misrepresentation by an institution, including statements about the nature of its educational programs, its financial charges or the employability of its graduates. Any false, erroneous, or misleading statement that an institution, one of its representatives, or person or entity with whom the institution has an agreement to provide educational programs, marketing, advertising, recruiting or admissions services, makes directly or indirectly to a student, prospective student, any member of the public, an accrediting agency, a state licensing agency or the U.S. Department of Education could be deemed a misrepresentation by the institution. In the event that the U.S. Department of Education determines that an institution engaged in a substantial misrepresentation, it can revoke the institution's program participation agreement, impose limitations on the institution's participation in Title IV programs, deny participation applications on behalf of the institution, or seek to fine, suspend or terminate the institution's participation in Title IV programs. In June 2012, the United States Court of Appeals for the District of Columbia Circuit issued a decision holding, among other things, that portions of the substantial misrepresentation regulation allowing the U.S. Department of Education to revoke the institution's program participation agreement or impose limitations on the institution's participation without affording procedural protections were unlawful. The new regulation could create an expanded role for the U.S. Department of Education in monitoring and enforcing prohibitions on misrepresentation.
If we fail to obtain periodic recertifications for our schools to participate in Title IV programs, or if our certifications are withdrawn by the U.S. Department of Education prior to the next scheduled recertification, students at the affected schools would no longer be able to receive Title IV program funds.
Our institutions are required to seek recertifications from the U.S. Department of Education upon expiration of their provisional certifications, which occur approximately every three years in order to participate in Title IV programs due to their provisional certification status. The current provisional certifications of our institutions expire as follows: nine institutions expire in fiscal 2015, five of which are currently under review; four institutions expire in fiscal 2016; and five institutions expire in fiscal 2017. The U.S. Department of Education will also review our schools’ continued certifications in the event that we undergo a change of ownership and control pursuant to U.S. Department of Education regulations. In addition, the U.S. Department of Education may take emergency action to suspend any of our schools’ certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent misuse of Title IV funds. The U.S. Department of Education also may conduct periodic announced and unannounced audits, reviews and investigations of our institutions. Four of our institutions were the subject of U.S. Department of Education program reviews in each of fiscal 2014 and 2013. We received final determination letters from the U.S. Department of Education for two program reviews in fiscal 2014, and have not received a final determination letter for three of the four program reviews performed in fiscal 2014, two program reviews performed in fiscal 2013 and two program reviews performed in fiscal 2012. Of the seven program reviews for which we have not received a final determination letter, we have responded to an initial report from the U.S. Department of Education for five of the program reviews, received an initial report for one program review in September 2014 and have not received an initial report for one program review. One of the initial reports we received in September 2014 requires the reconstruction of fiscal 2011 attendance records for the fully-online programs offered by one of our institutions and a related calculation of amounts required to be returned to the U.S. Department of Education under Title IV programs due to student withdrawals. The initial report also cites impaired administrative capabilities concerning attendance policies. The U.S. Department of Education has informed us that it will not act on our application to renew the provisional certification or approve new programs for the institution until we resolve the issues raised in the initial report. We are currently assessing the findings set forth in the report. A determination that one of our institutions is required to refund a material amount of Title IV funds to the U.S. Department of Education, or if one of our institutions loses or is limited in its access to federal student financial aid funds due to a failure to demonstrate administrative capability, comply with other requirements of Title IV programs or the U.S. Department of Education’s decision to not renew or withdraw its certification to participate in Title IV programs, would have a material adverse effect on our enrollments, revenue, results of operations and cash flows.
Congress may change eligibility standards or reduce funding for federal student financial aid programs, or other governmental or regulatory bodies may change similar laws or regulations relating to other student financial aid programs, which could reduce our student population, revenue and cash flows.
Political and budgetary concerns can significantly affect Title IV programs and other laws and regulations governing federal and state student financial aid programs. Title IV programs are made available pursuant to the provisions of the HEA, and the HEA must be reauthorized by Congress approximately every six years. Independent of reauthorization, Congress must annually appropriate funds for Title IV programs. In August 2008, the most recent reauthorization of the HEA was enacted, continuing the Title IV HEA programs through at least September 30, 2014 with an automatic one-year extension if the HEA is not reauthorized by that date.
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
To participate in federal student financial aid programs, an institution, among other things, must either satisfy certain quantitative standards of financial responsibility on an annual basis or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions or limitations on its participation in the federal student financial aid programs. Due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction, we have not met the required quantitative measures of financial responsibility on a consolidated basis since the Transaction, including as of June 30, 2014. Accordingly, we are required by the U.S. Department of Education to post a letter of credit and are subject to provisional certification and additional financial and cash monitoring of our disbursements of Title IV funds. In April 2014, the U.S. Department of Education decreased the required letter of credit from $348.6 million, 15% of the Title IV program funds received by students at our institutions during fiscal 2012, to $302.2 million, or 15% of total Title IV aid received by students attending our institutions during the fiscal 2013. We expect to be required to renew the letter of credit at the 15% level for as long as our schools remain provisionally certified, although the U.S. Department of Education could increase or decrease the percentage of Title IV funds used to determine the size of the letter of credit. Outstanding letters of credit reduce lending availability under our revolving credit facility, except to the extent that we obtain cash secured letters of credit, which we are permitted to do under our senior credit facility. In the future, we may not have sufficient letter of credit capacity to satisfy the letter of credit requirement for the U.S. Department of Education, which would limit our growth and potentially subject us to operating restrictions. In addition, in order to ensure our schools meet financial responsibility tests at the institutional level, we often contribute money to our schools at the end of each of our fiscal years. We may have less liquidity to fund such contributions in future years. We do not believe any reduction in contributions to our schools will have a material adverse impact on us, but can provide no assurances.
We expect to continue to not satisfy the U.S. Department of Education's quantitative measure of financial responsibility for the foreseeable future. As a result, we expect each of our institutions to be required to continue on provisional certification for additional three-year periods. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Additionally, the U.S. Department of Education has placed our institutions on heightened cash monitoring Level 1 due to the provisional certification and has included a requirement in some of our program participation agreements that we obtain their approval prior to offering new programs at our institutions. We anticipate that future renewals of our institutions' provisional certifications will result in continuation of the requirement that we maintain a letter of credit, provisional certification and financial and cash monitoring in future years. Any conditions or limitations on our participation in the federal student financial aid programs in addition to the letter of credit, provisional certification and additional financial and heightened cash monitoring could adversely affect our revenues and cash flows. For example, Corinthian Colleges Inc., a publicly traded company in the proprietary post-secondary industry, announced in June 2014 that it was unable to meet its obligations in the ordinary course of business after the U.S. Department of Education placed it on heightened cash monitoring with a delay in reimbursements for Title IV funds beyond the typical five day period and it was unable to obtain additional financing from its lenders. There can be no assurance that the U.S. Department of Education will not require further restrictions as a condition of the renewal of our certification and that such additional restrictions will not materially and adversely impact our revenues and cash flows.
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
Under the HEA, an institution may lose its eligibility to participate in certain Title IV programs if the rates at which the institution’s students default on their federal student loans exceed specified percentages, and these rates are expected to increase under recent changes to the calculation of cohort default rates under the HEA. See “Business - Federal Oversight of Title IV Programs - Cohort Default Rates." Certain of our institutions have default rates in excess of specified rates in the Federal Perkins Loan Program, which is not a material federal student aid program for us or any of our institutions. Though we believe our institutions do not exceed either the specified rates for student default for our material programs or the percentage of revenue limitation test, loss of eligibility to participate in the federal student financial aid programs by one or more of our schools could have a material adverse effect on our student population, results of operations and cash flows. Because we have not disbursed Perkins loans at many of our institutions during the past few years, it is possible that the U. S. Department of Education may not permit those institutions to participate in the Perkins program in the future.
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
A provision of the HEA requires all proprietary education institutions to comply with what is commonly referred to as the 90/10 Rule, which imposes sanctions on participating institutions that derive more than 90% of their total revenue on a cash accounting basis from Title IV programs as calculated under the regulations. An institution that derives more than 90% of its total revenue on a cash accounting basis from the Title IV programs for each of two consecutive fiscal years loses its eligibility to participate in Title IV programs and is not permitted to reapply for eligibility until the end of the following two fiscal years. Institutions which fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. Compliance with the 90/10 Rule is measured at the end of each of our fiscal years. For our institutions that disbursed federal financial aid during fiscal 2014, the percentage of revenues derived from Title IV programs ranged from approximately 55% to 81%, with a weighted average of approximately 76% as compared to a weighted average of approximately 76% in fiscal 2013. Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule.
During fiscal 2014, students attending our schools received approximately $195 million of financial aid from military sources of which the significant majority was from the U. S. Department of Veterans Affairs and a lesser amount was from the U. S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. Further, a bill has been introduced in the U.S. Senate that would revise the 90/10 Rule to no longer treat financial aid from the U.S. Department of Veteran Affairs and U.S. Department of Defense as cash payments for purposes of the rule and prohibit institutions from participating in Title IV programs for one year if they derive more than 90% of their total revenue on a cash accounting basis from the Title IV programs in a single fiscal year rather than the current rule of two consecutive fiscal years. In May 2012, attorneys general from 21 states and a chief consumer-affairs official for another state sent a letter to the leaders of the House and Senate education and veterans-affairs committees requesting that they revise the 90/10 Rule so that GI Bill and other educational benefits for military veterans count toward the 90-percent cap on the amount of annual revenue a proprietary college may receive from federal student-aid programs. These proposed revisions to the 90/10 Rule would have a negative impact on our ability to comply with the 90/10 Rule if they are approved by Congress and the President and become law. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title IV programs would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
Our failure to comply with various state regulations or to maintain any national, regional or programmatic accreditation could result in actions taken by those states or accrediting agencies that would have a material adverse effect on our student enrollment, results of operations and cash flows.
Under the HEA, an institution must be authorized by each state in which it is located to participate in Title IV programs. The state authorization regulations adopted by the U.S. Department of Education effective July 1, 2011 established specific new federal minimum requirements with respect to the sufficiency of a state's authorization of an educational institution for participation in Title IV programs. The U.S. Department of Education stated at the time it published the final regulation that it recognized that a state might be unable to provide appropriate state authorizations to its institutions by the July 1, 2011 effective date of the regulation and that institutions unable to obtain state authorization in that state may request a one-year extension of the effective date of the regulations to July 1, 2012 (and, if necessary, an additional one year extension of the effective date to July 1, 2013). The U.S. Department of Education has subsequently published notices extending the effective date of the regulation to July 1, 2014 and, most recently, to July 1, 2015, for institutions whose state authorization does not meet the requirements of these regulations, so long as the state is establishing an acceptable authorization process that is to take effect by the delayed implementation date. The U.S. Department of Education has not specified which state laws it considers to be inadequate. In the event that any states in which we have schools are found to not comply with the new state licensing regulations as of July 1, 2015, the affected schools could be deemed to have lacked state authorization and subject to sanctions, including loss of Title IV eligibility and a requirement to repay funds disbursed to students during the period in which the schools purportedly lacked state authorization. Additionally, students at our schools located in those states would be unable to access Title IV program funds, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The state authorization regulations adopted effective as of July 1, 2011 also provided that if an institution offers post-secondary education through distance education to students in a state in which the institution is not physically located, the institution must satisfy any requirements of that state for the institution to offer post-secondary distance education to students in that state. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the regulations requiring proof of state approval for online education programs on procedural grounds, and that ruling was later upheld on appeal. However, the U.S. Department of Education warned in a Dear Colleague Letter dated July 27, 2012 that while it cannot enforce the requirements for online education programs, institutions must continue to be responsible for complying with all state laws as they relate to distance education. The courts also ruled that the U.S. Department of Education may elect to re-introduce this rule, which it did through the program integrity negotiated rulemaking sessions which were held in February, March, April and May 2014. The negotiations ended with the committee failing to reach a consensus, and the U.S. Department of Education has not provided a new distance education proposal for public comment. For the rule to be effective on July 1, 2015, a final version would need to be published by November 1, 2014. No assurance can be given with respect to whether the U.S. Department of Education will adopt new rules addressing licensing requirements for distance education or, in the event that such regulations are adopted, our ability to comply with the new regulations.
Beginning in fiscal 2012, ACICS, the accrediting agency for 38 Art Institutes and Brown Mackie Colleges, established compliance standards to measure student retention, graduate placement and licensure passage rates. In the event that a campus or program offered by a campus fails to meet the minimum compliance standard for two consecutive years after notice from ACICS and does not satisfy the requirement for a waiver, ACICS may withdraw accreditation from the campus or program. Based on preliminary projections, we believe that one campus location and 27 programs offered by ACICS-accredited campuses which did not meet the 2013 compliance standard may also not meet the fiscal 2014 compliance standard for retention or graduate placement after the consideration of waivers by ACICS. These programs and campus will have at least one additional year to meet the minimum compliance standard in the event that they fail to meet the fiscal 2014 compliance standard, subject to any additional modification of the student achievement standards by ACICS. As of June 30, 2014, approximately 2,200 students attended the campus or programs which we project may fail to meet the compliance standard for a second year. In the event that this campus and these programs do not meet the compliance standard as of June 30, 2014 and 2015 and ACICS does not revise it regulation to provide relief, it would have a material adverse effect on our enrollments, revenues, results of operations and cash flows.
The Attorney General of the Commonwealth of Massachusetts adopted regulations in June 2014 which, among other things, prohibit proprietary post-secondary institutions from engaging in practices which have the tendency or capacity to mislead a prospective student, require extensive disclosures to prospective students at least 72 hours before they sign an enrollment agreement on matters such as the program cost, graduation rates, placement rates and average time to graduation, and prohibit practices such as initiating contact with a prospective student more than twice in a seven day period and enrolling students which the institution knew or should have known are unlikely to graduate or find employment in their chosen field.

The regulations apply to students attending our one school location in Massachusetts and students enrolled in one of our fully online programs who reside in Massachusetts. Our failure to comply with the new regulations adopted by the Massachusetts Attorney General could have a material adverse effect on results of operations and cash flows.
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
In fiscal 2014, students attending our institutions received approximately $42.1 million from state financial aid programs. State grant programs are generally subject to annual appropriation by the state legislature, which may lead to the state’s eliminating or significantly decreasing the amount of state aid to students at our schools. Recently, several states in which we have schools have substantially decreased or eliminated the amount of grants available to students who attend proprietary post-secondary institutions. The loss of access to state grants by a significant number of students attending our schools could have a material adverse impact on our student enrollment, net revenues and cash flows from operations. The loss of state financial aid could also have an adverse impact on our ability to comply with the 90/10 Rule and result in increased student borrowing.
During fiscal 2014, students attending our institutions received approximately $195 million of financial aid from military sources, the significant majority of which was from the U.S. Department of Veterans Affairs.  The U.S. Department of Veterans Affairs and the applicable state approving agency periodically review a school's compliance with applicable guidance, regulations, and laws.  The scope of these compliance reviews varies.  Noncompliance may result in liability for educational benefits paid by the U.S. Department of Veterans Affairs, as well as the imposition of fines, suspensions, corrective action, and potential limitation or loss of funding.  The reimbursement of a material amount of education benefits paid to students and loss of access to military financial aid, including aid from the U.S. Department of Veterans Affairs, by a significant number of students attending our schools could have a material adverse impact on our student enrollment, net revenue, and cash flow from operations.
If regulators do not approve the Debt Restructuring or other transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs, which would result in declines in our student enrollment, and thereby adversely affect our results of operations and cash flows.
If we or one of our institutions experiences a change of ownership or control under the standards of applicable state agencies, accrediting agencies or the U.S. Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. Transactions or events that could constitute a change of control include significant acquisitions or dispositions of shares of our stock, internal restructurings, acquisition of schools from other owners, significant changes in the composition of an institution's board of directors or certain other transactions or events, several of which are beyond our control. The Debt Restructuring may constitute a change of control requiring the approval of the U.S. Department of Education, the agencies which accredit each of our 18 institutions and numerous state licensing agencies and programmatic accreditors. The failure of any of our institutions to reestablish its state authorization, accreditation or U.S. Department of Education certification following a transaction involving a change of ownership or control would result in a suspension of operating authority or suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. Further, such a change of ownership or control could result in the imposition of growth restrictions on our institutions, including limitations on our ability to open new campuses or initiate new educational programs. Restrictions on growth such as these could have a material adverse impact on our student population and revenue and future growth plans. The potential adverse effects of a change of control also could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock, which could discourage bids for your shares of our common stock and could have an adverse effect on the market price of your shares.
We currently are subject to lawsuits filed under the federal False Claims Act, and in the future, government and regulatory and accrediting agencies may conduct compliance reviews, bring claims or initiate other litigation against us, which may adversely impact our licensing or accreditation status, or Title IV eligibility, and thereby adversely affect our results of operations and cash flows.
From time to time, we may be subject to program reviews, audits, investigations, claims of non-compliance or lawsuits by governmental or accrediting agencies or third parties, which may allege statutory violations, regulatory infractions or common law causes of action. For example, we are the subject of two qui tam actions filed under the federal False Claims Act, as discussed below in Item 8, "Financial Statements and Supplementary Data," Note 14, "Commitments and Contingencies." In the Washington case, the U.S. Department of Justice and five states have intervened under their respective False Claims Acts related to our compliance with the U.S. Department of Education's prior incentive compensation rule. The Sobek case alleges that we violated the U.S. Department of Education's substantial misrepresentation regulation and did not properly track student academic progress. In both cases, the relators seek to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary damages. Consequently, while we believe the claims in the Washington and Sobek cases are without merit and intend to vigorously defend ourselves, an outcome adverse to us could result in a substantial judgment against us that could have a material adverse effect on our financial condition.
We are also the subject of a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. We are cooperating with the Office of Inspector General in connection with its investigation. Additionally, the U.S. Department of Justice has notified us that we are being investigated by the U.S. Attorney's Offices for the Middle District of Tennessee and the Western District of Pennsylvania in connection with separate claims under the federal False Claims Act. Further, the U.S. Department of Education may take emergency action to suspend any of our schools' certification without advance notice if it receives reliable information that a school is violating Title IV requirements and determines that immediate action is necessary to prevent the misuse of Title IV program funds.
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
In recent years, there have been a number of regulatory investigations and civil litigation matters targeting post-secondary education institutions, including the HELP Committee hearings on the proprietary education sector during 2010 and 2011 and the resulting report issued by the majority staff of the HELP Committee on July 30, 2012. In addition, a number of State Attorneys General have launched investigations into post-secondary institutions, including some of our schools. Moreover, the CFPB and State Attorneys General are also investigating student-lending practices at proprietary institutions, which actions are expected to continue. The CFPB has filed lawsuits against two publicly-traded companies in the education industry alleging that they engaged in predatory lending practices. Private parties have recently filed a number of significant lawsuits against post-secondary institutions alleging wrongdoing, including the misstatement of graduate job placement rates. The HELP Committee hearings, along with other recent investigations and lawsuits, have included allegation of, among other things, deceptive trade practices, false claims against the United States and non-compliance with state and U.S. Department of Education regulations. These allegations have attracted significant adverse media coverage. The intervention by the U.S. Department of Justice and five states in a qui tam case involving our alleged violation of the U.S. Department of Education’s prior incentive compensation rules has also drawn significant media attention. Allegations against the post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our net revenues, cash flows and operating profit or result in increased regulatory scrutiny.
Government laws and regulations are evolving and unfavorable changes could harm our business.
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the post-secondary industry. Existing and future laws, regulations, and executive orders may impede our growth. These regulations, laws, and orders may cover consumer protection, taxation, privacy, data protection, marketing, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications and Internet services. An amendment to the U. S. Telephone Consumer Protection Act of 1991 became effective on October 16, 2013 which, among other things, requires specific prior written consent from consumers in order to place telemarketing calls to wireless phones using an automatic telephone dialing system. The Canadian Anti-Spam Law which, among other things, generally requires the senders of commercial electronic messages to first verify consent of recipients located in Canada, became effective as of July 1, 2014. We use telephonic communications with prospective students and we believe implementation of the new rules contributed to lower than anticipated application production across our organization for future academic terms due to delays in contacting prospective students in fiscal 2014. We are also subject to federal and state lobbying regulation as well as new federal disclosure requirements regarding the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. Legislation, regulation, and executive orders in the United States as well as international laws and regulations could result in compliance costs which may reduce our revenue and income and/or result in reputational damage, as well as governmental action should our compliance measures not be deemed satisfactory.

RISKS RELATED TO OUR BUSINESS
We do not have the financial resources to repay our existing indebtedness in the event that we are unable to implement the Debt Restructuring, which requires the consent of numerous regulatory agencies.
The following chart shows our level of consolidated indebtedness at June 30, 2014 (in millions):

Revolving credit facility	$219.9
Senior secured term loan facility, due in June 2016	728.4
Senior secured term loan facility, due in March 2018, net of discount	339.2
Senior cash pay/PIK notes due 2018, net of discount	215.9
Total indebtedness	$1,503.4
On September 5, 2014, we entered into a Restructuring Support Agreement or "RSA" with certain of our creditors and shareholders. Under the terms of the RSA, the parties have agreed to support the Debt Restructuring pursuant to which, among other things, $150 million of revolving loans under our existing revolving credit facility will be repaid in cash at par (with such amount available for re-borrowing under a new revolving credit facility) and the remaining portion of our $1.5 billion of outstanding indebtedness will be exchanged for two first lien senior secured term loans due July 2, 2020 in the aggregate principal amount of $400 million, mandatorily convertible preferred stock, optionally convertible preferred stock and warrants for common stock.

We refer to the issuance of the new indebtedness, convertible preferred stock and warrants as “Step 1” of the Debt Restructuring and have requested assurances from the U.S. Department of Education, the agencies which accredit our 18 institutions and a number of state licensing agencies to confirm our understanding that the consummation of Step 1 will not constitute a change of control requiring regulatory approval. Our creditors who consent to the Debt Restructuring prior to the consummation of Step 1 (collectively, the “Consenting Creditors”) will also receive the right to appoint two representatives to EDMC's Board of Directors (the "EDMC Board") in connection with the consummation of Step 1. Upon the conversion of the preferred stock and if applicable, exercise of warrants issued in Step 1 into common stock, which we refer to as “Step 2”, there will be a transfer of voting control of EDMC to the Consenting Creditors, which such transfer will constitute a change in control requiring approval of the U.S. Department of Education and numerous institutional accrediting agencies, state licensing agencies and programmatic accreditors. In the event that we do not consummate the Debt Restructuring in accordance with the RSA, the Consenting Creditors may terminate the RSA and we will be required to refinance or satisfy our existing indebtedness, including our $328.3 million revolving credit facility which matures on July 2, 2015. Our compliance with the deadlines in the RSA is subject to, in the case of Step 1, a number of regulatory agencies interpreting their own regulations and responding to us on a timely basis and, in the case of Step 2, approving the transfer of voting control of EDMC to the Consenting Creditors. We will not have cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing indebtedness if we do not consummate the Debt Restructuring, which would have a materially adverse impact on our business, financial condition, results of operations and cash flows and may result in the sale or bankruptcy of EDMC.

In the event that we do not receive consents from 100% of our creditors, we are required under the RSA to implement Step 1 over any such objection through an intercompany sale of substantially all of our assets (the “Intercompany Sale”), which would result in non-consenting creditors having claims against a subsidiary of the Company with no assets or otherwise being impaired. The non-consenting lenders, if any, may engage in litigation in order to receive the principal and interest payments due under our existing indebtedness. If the non-consenting lenders are successful in such litigation, it would have a materially adverse effect on our financial condition and cash flows.
Our substantial amount of debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.
We will continue to have a significant amount of debt after completing the Debt Restructuring. Our substantial indebtedness could have important consequences, including:

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

•	exposing us to the risk of increased interest rates as the two term loans which mature in July 2020 that we will issue in connection with the Debt Restructuring will bear interest at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, program development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
In addition, we and our subsidiaries may incur additional indebtedness in the future, subject to the restrictions contained in the senior credit facility and our new debt agreements. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
Our access to capital markets and sourcing for additional funding to expand or operate our business may be adversely impacted by continued disruptions and volatility in the credit and equity markets worldwide and credit concerns regarding the industry in general and us in particular.
The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty during the last several years leading to governmental intervention in the banking sector in the United States and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed to expand our business. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing. Credit concerns regarding the proprietary post-secondary education industry as a whole and us in particular have impeded our access to capital markets and may continue to do so in the future. If we are unable to obtain needed capital on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.
If we do not complete the Debt Restructuring, we will not be able to generate sufficient cash to service all of our debt obligations and may be forced to take other actions in an effort to satisfy our obligations under such indebtedness, which may not be successful.
We anticipate that both of the term loans that we will incur in connection with the Debt Restructuring will not require amortization payments prior to maturity in July 2020 and that one of these term loans will defer cash interest expense in part for the first two years. Our ability to make scheduled payments on our indebtedness, or to refinance our obligations under our debt agreements on acceptable terms, if at all, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to the financial and business risk factors described herein, many of which are beyond our control. We cannot assure you that we will be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay the opening of new schools, acquisitions or capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
As of June 30, 2014, we had $1.5 billion in aggregate indebtedness outstanding. The largest portion of our debt is a senior secured credit facility, which currently consists of $1.1 billion of term loans and a $328.3 million revolving credit facility. We also have issued $203.0 million of Cash Pay/PIK Notes. At June 30, 2014, we had issued an aggregate of $307.6 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The letters of credit are issued under two cash secured letter of credit facilities in the aggregate amount of $200.0 million and the revolving credit facility.
Our senior secured credit facilities contain various covenants that limit our ability to engage in specified types of transactions. The debt which we anticipate incurring in connection with the Debt Restructuring will include similar covenants. These covenants limit certain of our subsidiaries' ability to, among other things:

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
A breach of any of these covenants included in our debt agreements would result in a default under the senior secured credit agreement or the new term loans to be issued in connection with the Debt Restructuring. Upon the occurrence of an event of default under the senior credit facility or the agreements evidencing the new term loans, the lenders could elect to declare all amounts outstanding under such agreements immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Certain of our subsidiaries have pledged or will pledge a significant portion of our assets as collateral under the debt agreements and EDMC will guaranty the debt issued in connection with the Debt Restructuring. If the lenders accelerate the repayment of borrowings, we will not have sufficient assets to repay our indebtedness. In the event we filed for bankruptcy, all of our schools could lose their eligibility to receive Title IV funds, which would have a material adverse effect on our business, financial condition and results of operations.
Our business could be adversely impacted by additional legislation and regulations addressing student loans due to the reliance of students attending our schools on loans to pay tuition and fees.
The Dodd-Frank Wall Street and Consumer Protection Act of 2010 mandated that the CFPB and the U.S. Department of Education conduct a detailed study to determine where there might be consumer protection gaps in the private student loan market. On July 19, 2012, the CFPB and the U.S. Department of Education issued a report describing what they characterized as risky practices in the private student loan market over the past ten years, among other things. According to the CFPB's estimates, outstanding student loan debt in the United States exceeded $1 trillion in 2011, with an estimated $864 billion of federal student debt and $150 billion of private student loan debt. The report found that private student loans are riskier than federally guaranteed student loans, the growth in student loans is due in part to lax underwriting standards engaged in by lenders and student borrowers are increasingly financially trapped by their inability to repay their loans.
The extent to which we extend credit to our students has increased over the last several years due to decreases in availability of private loans for students. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. Due to the relative lack of availability of private lending sources, we have increased the extension of credit to our students for periods of up to 42 months beyond graduation, which has resulted in greater amounts of defaulted receivables over time. Additional regulations adopted by the CFPB or the U.S. Department of Education restricting our student lending activity or lending activity by third parties could have a material adverse impact on our results of operations and cash flows due to our reliance on internal and third party lending programs.
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

During fiscal 2014, we received indirectly through students attending our institutions approximately $42.9 million of proceeds from private loans as compared to approximately $58.6 million in fiscal 2013. These loans are provided pursuant to private loan programs and are made available to eligible students at our schools to fund a portion of the students’ costs of education not covered by federal and state financial aid grants due to increases in tuition and the cost of living. Private loans are made to our students by institutions and are non-recourse to us and our schools. Approximately 90% of the private loans in fiscal 2014 were offered and serviced by SLM Corporation. During the last several fiscal years, adverse market conditions for consumer student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans.
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
Our business has been and may in the future be adversely affected by a general economic slowdown or recession in the United States or abroad.
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
We recognized impairment charges during each of the last three fiscal years and may recognize additional such charges in the future, which could adversely affect our results of operation and financial condition.
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
We recorded goodwill impairment charges of $1.5 billion, $270.9 million and $433.7 million in fiscal 2012, 2013, and 2014 respectively. As of June 30, 2014, we had approximately $0.9 billion of net property and equipment, goodwill and other intangible assets. While we currently believe that the fair value of our property and equipment, goodwill and other intangible assets exceeds its carrying value, changes in our estimates and assumptions regarding the future performance of our business could result in further impairment charges, which may have a material adverse effect on our results of operations.
We may have difficulty opening additional new schools and growing our online academic programs, and we may be forced to close schools if we do not improve our operating results.
Though we did not open any new schools in fiscal 2014, historically a significant percentage of our growth has resulted from opening new locations of our existing institutions. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses and other resources. When opening a new school, we are required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, a school has to be certified by the U.S. Department of Education. Further, our debt agreements include limitations on the amount of capital expenditures we may make on an annual basis. We have experienced significant decreases in the number of new students attending our schools over the last several fiscal years and announced our intention to close one school during fiscal 2014. Though we have no current plans to close any additional schools, we may be forced to close additional schools if we are unable to improve our results of operations. Our failure to effectively manage the operations of our existing or newly established schools or service areas, or any diversion of management’s attention from our core school operating activities, could harm our business.

As of June 30, 2014, we offer fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University. We plan to continue to introduce new online programs at these schools in the future. The success of any new online programs and classes depends in part on our ability to expand the content of our programs, develop new programs in a cost-effective manner and meet the needs of our students in a timely manner. The expansion of our existing online programs, the creation of new online classes and the development of new fully-online programs may not be accepted by students or the online education market for many reasons, including as a result of the expected increased competition in the online education market or because of any problems with the performance or reliability of our online program infrastructure. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs.
We may not be able to grow our business if we are unable to improve the content of our existing academic programs or develop new programs on a timely basis and in a cost-effective manner.
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
In order to maintain and increase our revenues and margins, we must continue to attract new students in a cost-effective manner. Marketing expenses represented approximately 11.1% and 10.2% of our net revenues for fiscal 2014 and 2013, respectively. We have experienced significant decreases in the number of new students attending our schools over the last several fiscal years. If we are unable to successfully market our schools and programs, our ability to attract and enroll new students could be adversely impacted and, consequently, our financial performance could suffer. We use marketing tools such as the Internet, radio, television and print media advertising to promote our schools and programs. Our representatives also make presentations at high schools. If we are unable to utilize these marketing methods in a cost-effective manner or if our other costs limit the amount of funds we can contribute to advertising, our profitability and revenue may suffer. Additionally, we rely on the general reputation of our schools and referrals from current students, alumni and employers as a source of new students. Among the factors that could prevent us from successfully marketing and advertising our schools and programs are the failure of our marketing tools and strategy to appeal to prospective students or current student and/or employer dissatisfaction with our program offerings or results and diminished access to high school campuses.
A decline in the overall growth of enrollment in post-secondary institutions could cause us to experience lower enrollment at our schools, which would negatively impact our future growth.
According to the U.S. Department of Education’s February 2014 report, "Projections of Education Statistics to 2022," and the Advance Release of Selected 2013 Digest of Education Statistics Tables, enrollment in degree-granting, post-secondary institutions is projected to grow approximately 16% over the ten-year period ending in the fall of 2022 to approximately 23.9 million students. This growth compares with a 24% increase reported in the prior ten-year period ended in fall of 2012, when enrollment increased from 16.6 million students in 2002 to approximately 20.6 million students in 2012. While enrollment growth in the ten-year period ended 2012 was accompanied by an approximate 19% increase in high school graduates from 2.9 million students in 2002 to 3.5 million students in 2012, the U.S. Department of Education is projecting a decline of approximately 3% in the number of high school graduates through 2022. Further, according to information published by the National Student Clearinghouse, enrollment in post-secondary institutions decreased by 0.8% from the Spring of 2013 to the Spring of 2014, and enrollment in four-year proprietary institutions decreased by 4.9% during the same time period.
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
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our schools collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, health data, personal and family financial data and credit card numbers. We are exposed to risk regarding the unauthorized use and disclosure of such information, including but not limited to risks associated with compliance with the U. S. Telephone Consumer Protection Act which, effective October 2013, requires prior express written consent to use of automatic telephone dialing systems and the Canadian Anti-Spam Law which, effective July 2014, requires the senders of commercial electronic messages to first verify consent of recipients located in Canada. We also collect and maintain personal information of our employees in the ordinary course of our business. Our computer networks and the networks of certain of our vendors that hold and manage confidential information on our behalf may be vulnerable to unauthorized access, cyber computer hackers, computer viruses and other security threats. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with upgrades from time to time.
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
The breach of the physical security at one of our school locations could harm our business.
There have been a number of shooting and other incidents involving violence at post-secondary, secondary and primary school locations over the last several years. We have 110 primary school locations and multiple housing facilities across the United States and in Canada. Though we train our employees on how to respond to crises, no assurances can be given that one of these incidents won’t occur at one of school or housing locations. An incident involving violence resulting from a breach of the physical security at one of our school or housing locations and harm to one or more of our students or employees could expose us to adverse publicity along with significant litigation and claims from third parties, which could have a material adverse effect on our reputation, business, prospects, financial condition, cash flows, and results of operations.
The actions, errors, or instances of regulatory noncompliance of third party vendors upon which our institutions rely may negatively impact our business.
We engage third party vendors to provide, among other services, marketing and recruiting activities. Although we require that the work done by such third parties be of high quality and in compliance with applicable regulations, we may be ultimately responsible for any errors or instances of regulatory noncompliance, some of which could adversely impact our reputation, business, prospects, financial condition, cash flows, and results of operations.
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
If the Debt Restructuring is consummated, our existing shareholders will suffer substantial dilution.
Under the terms of the Debt Restructuring, we will issue preferred stock to our creditors that, without giving effect to dilution from warrants to be issued and a management incentive plan to be implemented in connection with the Debt

Restructuring, is convertible into 96% of our outstanding common stock. Accordingly, current stockholders will suffer substantial dilution, which will have a materially adverse impact on the market value of a share of common stock.
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
Collectively, private equity funds affiliated with Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners (collectively, the “Sponsors”) beneficially owned approximately 84% of our outstanding common stock at June 30, 2014. In addition, pursuant to a Shareholders Agreement entered into among the Sponsors and certain of our shareholders (the “Shareholders Agreement”), the Sponsors have the right to appoint five directors to the EDMC Board. Currently, four of the EDMC Board’s ten directors are representatives of private equity funds affiliated with the Sponsors and one of the Sponsors has the right to appoint an additional director to the EDMC Board. Certain private equity funds affiliated with Providence Equity Partners and certain private equity funds affiliated with Goldman Sachs Capital Partners each have the right to appoint two directors if such Sponsor owns 10% or more of our common stock and each of the Sponsors have the right to appoint one director if such Sponsor owns 2% or more of our common stock. As a result, these private equity funds, should they vote their respective shares in concert with each other, have significant influence over our decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of shareholders, regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. Under Pennsylvania law, the state of incorporation of EDMC, the Sponsors could decide to effect a “short form” merger involving EDMC, without the need for approval of the EDMC Board or any other shareholders, which would result in the shares held by the public being cashed out, and EDMC no longer being publicly traded (a “going-private transaction”). Certain of these private equity funds from time to time consider the possibilities for effecting a going-private transaction, which they might decide to effect in the near term or thereafter, although there is no guarantee that such a transaction will be proposed, or if proposed, consummated or, should it be consummated, the timing or price thereof. Any decision by the Sponsors to approve, disapprove or undertake a transaction affecting EDMC's common stock could have a material effect on the value of EDMC's outstanding shares.
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
The parties to the Shareholders Agreement collectively own more than 50% of the total voting power of our common stock, and we therefore use certain “controlled company” exemptions under NASDAQ’s corporate governance listing standards that free us from the obligation to comply with certain NASDAQ corporate governance requirements, including the requirements:

•	that a majority of EDMC's Board consists of independent directors;

•
that the compensation of executive officers be determined, or recommended to EDMC's Board for determination, either by (a) a majority of the independent directors or (b) a compensation committee comprised solely of independent directors; and

•
that director nominees be selected, or recommended for EDMC's Board selection, either by (a) a majority of the independent directors or (b) a nominations committee comprised solely of independent directors.

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
Provisions in EDMC’s charter documents and the Pennsylvania Business Corporation Law could make it more difficult for a third party to acquire EDMC and could discourage a takeover and adversely affect existing shareholders.
Provisions in EDMC’s charter documents could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of EDMC, even if doing so might be beneficial to our shareholders. EDMC’s articles of incorporation and bylaws provide for various procedural and other requirements that could make it more difficult for shareholders to effect certain corporate actions. For example, EDMC’s articles of incorporation authorize EDMC's Board to issue up to 20.0 million shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by our shareholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Additional provisions that could make it more difficult for shareholders to effect certain corporate actions include the following:

•	EDMC’s articles of incorporation prohibit cumulative voting in the election of directors;

•
once the private equity funds affiliated with the Sponsors and certain of our other institutional investors collectively cease to beneficially own 50% or more of our outstanding common stock, EDMC’s articles of incorporation and bylaws will not (i) permit shareholder action without a meeting by consent, except for unanimous written consent, (ii) permit shareholders to call or to require the EDMC Board to call a special meeting or (iii) permit shareholder removal of directors without assigning any cause; and

•
EDMC’s bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must comply with advance notice procedures.

Our shareholders may remove directors only for cause; provided that as long as our shareholders have the right to act by partial written consent, directors may be removed from office by partial written consent without assigning any cause. These and other provisions of the Pennsylvania Business Corporation Law (the “PBCL”) and EDMC’s articles of incorporation and bylaws may discourage acquisition proposals, make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.
We currently do not intend to pay dividends on our common stock and, consequently, investors’ only opportunity to achieve a return on their investment is if the price of our common stock appreciates.
We currently do not expect to pay dividends on shares of our common stock. The terms of our senior secured credit facility and indenture limit our ability to pay cash dividends in certain circumstances. Furthermore, if we are in default under our credit facility or indenture, our ability to pay cash dividends will be limited in certain circumstances in the absence of a waiver of that default or an amendment to the facilities or indenture. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under our senior secured credit facilities and indenture. Subject to these restrictions, the payment of cash dividends in the future, if any, will be at the discretion of the EDMC Board and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by the EDMC Board. Consequently, the only opportunity for investors to achieve a return on their investment in the Company is if the market price of our common stock appreciates.
EDMC relies on dividends, distributions and other payments, advances and transfers of funds from its operating subsidiaries to meet its debt service and other obligations.
EDMC, our parent corporation, conducts all of its operations through certain of its subsidiaries, and at June 30, 2014 it had no significant assets other than cash of approximately $50.7 million and the capital stock of its respective subsidiaries. As a result, EDMC relies on dividends and other payments or distributions from its operating subsidiaries to meet any existing or future debt service and other obligations. The ability of its operating subsidiaries to pay dividends or to make distributions or other payments to EDMC depends on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdictions of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that EDMC or its subsidiaries may incur.
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
The market price of our common stock may continue to be volatile due to a number of factors, including our low float, which could cause the value of an investment in our common stock to decline, could adversely affect your ability to liquidate your investment or could subject us to securities class action litigation.
Our stock price has declined significantly since January 2012 and may continue to be volatile due to, among other factors, our low float, which is the number of shares of the Company's common stock that are outstanding and available for trading by the public. Our relatively low float is a consequence of the concentrated holdings of certain of our principal shareholders, as well as our repurchases of common stock under the stock repurchase program that the EDMC Board adopted in 2010. The resulting thin trading market for our stock may cause the market price for our common stock to fluctuate significantly more than the stock market as a whole, and without a large float, our common stock is less liquid than the stock of companies with broader public ownership. In other words, the Company's stock price may change dramatically when buyers seeking to purchase shares of the Company's common stock exceed the shares available on the market, or when there are no buyers to purchase shares of the Company's common stock when shareholders are trying to sell their shares (including optionees exercising in-the-money stock options), and in the absence of an active public trading market, you may be unable to liquidate your investment in the Company at the time that you wish at a price that you consider satisfactory. The lack of an active market may also reduce the fair value of your shares and may impair our ability to raise capital to continue to fund operations by selling shares or to acquire other companies by using our shares as consideration.
Further, a going-private transaction or other event that would result in the Company no longer being publicly traded on a national securities exchange registered with the SEC could eliminate an active public trading market and have the same effect discussed above regarding your inability to liquidate your investment in the Company, or reduce the fair value of your shares and may impair our ability to raise capital.
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
We are in the process of, and whether or not the Debt Restructuring is completed, intend to continue, considering voluntarily delisting our common stock from NASDAQ and suspending our reporting obligations under the Securities Exchange Act of 1934.
Our directors and management are in the process of, and whether or not the Debt Restructuring is completed, intend to continue, exploring the advantages and disadvantages to us and our shareholders of our voluntarily delisting our common stock from NASDAQ and suspending our reporting obligations under the Securities Exchange Act of 1934. No final decisions have been made in this regard, including as to the timing thereof. If our common stock is delisted from NASDAQ, we anticipate that the common stock would be traded over-the-counter. If we voluntarily delist the common stock from NASDAQ, there can be no assurance that an active trading market will continue to exist. If an active market is not maintained, the price and liquidity of the common stock may be adversely affected. Further, upon suspending our reporting obligations under the Securities Exchange Act of 1934, we would cease filing reports with the SEC, which will result in significantly less information about the Company being publicly available, which could adversely affect the price and liquidity of our common stock. Moreover, even if we do not decide to voluntarily delist our common stock, we might fail to meet NASDAQ’s continued listing requirements, in which case, subject to our right to cure, our common stock may be delisted by NASDAQ. NASDAQ would have the right to delist our common stock if, among other things, our common stock closed with a bid price below $1.00 for 30 consecutive business days, and during the 180 day period after we received notification of such deficiency, our common stock’s bid price did not equal or exceed $1.00 for at least 10 consecutive business days.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We did not receive written comments from the SEC staff more than 180 days prior to the end of fiscal 2014 that remain unresolved.

ITEM 2.	PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. At June 30, 2014, our schools were primarily located in major metropolitan areas in 32 states and one Canadian province. Typically, our schools occupy an entire building or several floors or portions of floors in a building often located in office or commercial buildings.
We currently lease most of our administrative and educational facilities under operating lease arrangements. We own buildings occupied by the Brown Mackie College in Lenexa, Kansas and Argosy University Sarasota (which was sold in August 2014 as part of a sale-leaseback transaction). During the last two fiscal years, we sold and leased back a student housing facility in Fort Lauderdale, Florida and buildings occupied by The Art Institute of Pittsburgh, The Art Institutes of Colorado and Seattle, Western State College of Law in Fullerton, California, Argosy University in Eagan, Minnesota and most recently Argosy University Sarasota. Refer to Item 8, "Financial Statements and Supplementary Data," Note 4, "Property and Equipment" and Note 18, "Subsequent Events" for more information on these sale leaseback transactions. At June 30, 2014, we leased approximately 6.9 million square feet of office and educational facilities and owned less than 0.1 million square feet of real property.
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
The case, which is pending in federal district court in the Western District of Pennsylvania, relates to whether the Company's compensation plans for admission representatives violated the HEA and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at EDMC Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company's schools received over $11 billion in funds from participation in Title IV programs and state financial aid programs during the period of alleged wrongdoing.
On May 11, 2012, the Court ruled on the Company's motion to dismiss the case for failure to state a claim upon which relief can be granted, dismissing the claims that the design of the Company's compensation plan for admissions representatives, which included both quantitative and quality factors, violated the incentive compensation rule and allowing common law claims and the allegations that the plan as implemented violated the rule to continue to discovery.  On May 8, 2014, the Court denied the Company’s motion for summary judgment based on a statistical analysis of the salary adjustments for admissions representatives under the compensation plan. The Company believes the case to be without merit and intends to vigorously defend itself. From time to time, the Company engages in settlement discussions with respect to this case.  At this time, the Company is unable to estimate the amount of any reasonably possible loss related to this matter because of the status of current settlement negotiations and the fact that the Company is only willing to settle the case if a settlement can be negotiated in an amount that the Company believes is reasonable. There can be no assurance that the settlement conversations will lead to a settlement acceptable to all parties and approved by all parties.  There can also be no assurance that any settlement will be within amounts currently accrued or be covered by insurance or not be material to the Company.

In July 2014, the Company's excess insurer filed a declaratory judgment action in federal district court in the Western District of Pennsylvania seeking a ruling that it has no liability to provide coverage to us in connection with Washington and the other qui tam litigation matters. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point.
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
In the course of settlement discussions regarding the Sobek matter, the U.S. Department of Justice informed the Company that it is the subject of an investigation related to a claim under the federal false claims act by the U. S. Attorney’s Office for the Middle District of Tennessee. Additionally, in March 2014 the U.S. Department of Justice informed the Company that it is the subject of an investigation related to a claim under the federal false claims act by the U.S. Attorney's Office for the Western District of Pennsylvania. The Company plans to cooperate with the U.S. Department of Justice with regard to these matters. However, the Company cannot predict the eventual scope, duration or outcome of the investigations at this time nor can it estimate any amount of a reasonably possible loss related to these investigations because of their status.
Shareholder Derivative Lawsuits
On May 21, 2012, a shareholder derivative class action captioned Oklahoma Law Enforcement Retirement System v. Todd S. Nelson, et al. was filed against the directors of the Company in state court located in Pittsburgh, PA. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's violation of the U.S. Department of Education's prohibition on paying incentive compensation to admissions representatives, engaging in improper recruiting tactics in violation of Title IV of the HEA and accrediting agency standards, improper classification of job placement data for graduates of its schools and failure to satisfy the U.S. Department of Education's financial responsibility standards. The Company previously received two demand letters from the plaintiff which were investigated by a Special Litigation Committee of the EDMC Board and found to be without merit.
The Company and the director defendants filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. On July 16, 2013, the Court dismissed the claims that the Company engaged in improper recruiting tactics and mismanaged the Company's financial well-being with prejudice and found that the Special Litigation Committee could conduct a supplemental investigation of the plaintiff's claims related to incentive compensation paid to admissions representatives and graduate placement statistics. The Special Litigation Committee filed supplemental reports on October 15, 2013, January 9, 2014 and February 28, 2014, finding no support for the incentive compensation and graduate placement statistic claims. The Court held a hearing on the defendants' supplemental motion to dismiss the case on January 29, 2014 and granted the plaintiff’s request for limited discovery on June 11, 2014.
On August 3, 2012, a shareholder derivative class action captioned Stephen Bushansky v. Todd S. Nelson, et al. was filed against certain of the directors of the Company in federal district court in the Western District of Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's use of improper recruiting, enrollment admission and financial aid practices and violation of the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The Company previously received a demand letter from the plaintiff which was investigated by a Special Litigation Committee of the EDMC Board and found to be without merit. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend itself. The Company and the named director defendants filed a motion to stay the litigation pending the resolution of the Oklahoma Law Enforcement Retirement System shareholder derivative case or, alternatively, dismiss the case on October 19, 2012. On August 5, 2013, the Court granted the Company's motion to stay the case in light of the ruling on the defendants' motion to dismiss the Oklahoma Law Enforcement Retirement System case.
Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on the information presently available, the Company cannot reasonably estimate a range of loss for these actions and, accordingly, has not accrued any liability associated with these actions.
Securities Class Action
On September 19, 2014, a securities class action complaint captioned Robb v. Education Management Corporation, et. al was filed against the Company and certain of its executive officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and rule 10b-5 promulgated thereunder due to allegedly materially false and misleading statements made by the Company during the period of August 8, 2012 through September 16, 2014 in connection with the Company’s filings with the SEC, press releases and other statements and documents. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
OIG Subpoena
On May 24, 2013, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. The Company plans to cooperate with the Office of Inspector General in connection with its investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
State Attorneys General Investigations
The Company received inquiries from 13 states in January 2014 and an additional state in March 2014 regarding the Company’s business practices. The Attorney General of the Commonwealth of Pennsylvania informed the Company that it will serve as the point of contact for the inquiries related to the Company. The inquiries focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results, and student lending activities, among other matters. Several other companies in the proprietary education industry have disclosed that they received similar inquiries. The Company has cooperated with the states involved and, from time to time, engaged in preliminary discussions designed to lead to a settlement of the investigation. However, the Company is unable to estimate the amount of any reasonably possible loss related to this matter or the eventual scope, duration or outcome of the investigation due to the nature and status of the preliminary discussions.
In January 2013, The New England Institute of Art received a civil investigative demand from the Commonwealth of Massachusetts Attorney General requesting information for the period from January 1, 2010 to the present pursuant to an investigation of practices by the school in connection with marketing and advertising job placement and student outcomes, the recruitment of students and the financing of education. The Company previously responded to a similar request that The New England Institute of Art received in June 2007 and intends to continue to cooperate with the Attorney General in connection with its investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company's only school located in New York though the subpoena also addresses fully-online students who reside in the State. The subpoena is primarily related to the Company's compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York's False Claims Act though the state has not announced an intention to intervene in the matter. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General announced an investigation of the business practices of proprietary post-secondary schools and that subpoenas were issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
In October 2010, Argosy University received a subpoena from the Florida Attorney General's office seeking a wide range of documents related to the Company's institutions, including the nine institutions located in Florida, from January 2, 2006 to the present. The Florida Attorney General has announced that it is investigating potential misrepresentations in recruitment, financial aid and other areas. The Company is cooperating with the investigation, but has also filed a suit to quash or limit the subpoena and to protect information sought that constitutes proprietary or trade secret information. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
City of San Francisco
In December 2011, the Company received a letter from the City Attorney of the City of San Francisco, California requesting information related to student recruitment and indebtedness, including recruiting practices and job placement reporting, among other issues, by The Art Institute of San Francisco and the seven other Art Institutes located in California. On June 17, 2014, the Company entered into an Assurance of Voluntary Compliance (the “Assurance”) with the City Attorney for the purpose of resolving disputed claims, avoiding the expense of further litigation, and permitting the Company to focus on its education mission with regard to its students. Under the Assurance, without admitting liability, the Company has agreed to pay the aggregate amount of approximately $4.4 million, consisting of $2.0 million to the City Attorney for fees and costs of the investigation and to carry out the purpose of the Assurance, $1.6 million to fund a scholarship program for students who enrolled in The Art Institute of California - San Francisco or one of the California Art Institutes diploma or degree programs and did not obtain their diplomas or degrees and $0.8 million for an unrestricted scholarship program for students attending one of the California Art Institutes.
As part of the Assurance, the California Art Institutes agreed to, among other things: disclosure to be provided, and prescribed calculation methods, for placement rates, actual or average salaries, graduation and completion rates, transfer rates, retention rates, cohort default rates, and percentage of enrollees who finish a diploma or undergraduate degree program earlier than the planned time for completion of the diploma or undergraduate degree program; disclosure to be provided related to financial aid; training of California Art Institutes employees involved in the collection of graduate employment information; provision of appropriate placement representative-to-student ratios at each of its schools and certain placement assistance services; termination of any employee who it is determined provided or attempted to provide materially false graduate employment information for inclusion in the placement data to be published by a California Art Institute; reporting of data to the City Attorney regarding compliance with the Assurance; hiring of an independent auditor to conduct an audit of placement rates; and maintenance of written records regarding compliance with the Assurance.
Securities and Exchange Commission Subpoenas
On March 20, 2013, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission requesting documents and information relating to the Company's valuation of goodwill and its bad debt allowance for student receivables. The Company received a second subpoena from the Division of Enforcement on May 13, 2013 which requests documents and information related to the letters of credit posted with the U.S. Department of Education. In June 2014, the Company was informed by the Division of Enforcement that the investigation was complete and that it does not intend to recommend an enforcement action by the Securities and Exchange Commission.
Argosy University, Seattle APA Program Accreditation Lawsuits
In August 2013, a petition was filed in the Superior Court of the State of Washington (King County) in the case of Winters, et al. v. Argosy Education Group, et al. by 20 former students in the Clinical Psychology program offered by the Seattle campus of Argosy University. In December 2013, a similar petition was filed in the same court in the case of McMath, et al. v. Argosy Education Group, et al. by nine former students in the Clinical Psychology program offered by the Seattle campus of Argosy University. Both cases allege negligent misrepresentation due to the failure of the Clinical Psychology program to obtain accreditation from the American Psychology Association ("APA"), breach of contract, violation of the Washington State Consumer Protection Act, negligent infliction of emotional distress, negligence and lack of institutional control, negligent misrepresentation, breach of fiduciary duty, negligent failure to disclose and fraud.  The Seattle campus of Argosy University announced that it was teaching-out (i.e., not accepting new students into the program) the Clinical Psychology program in November 2011 due to the inability to obtain APA accreditation. The Company believes the claims in the lawsuits to be without merit and intends to vigorously defend itself. Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on the information presently available, the Company cannot reasonably estimate a range of loss for these actions and, accordingly, has not accrued any liability associated with these actions.

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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “EDMC.” At October 16, 2014, there were 126,059,632 shares of our common stock outstanding, which were held by approximately 70 holders of record. The computation of the approximate number of shareholders is based upon a broker search. The prices set forth below reflect the high and low sales prices for our common stock, as reported in the consolidated transaction reporting system of the Nasdaq Global Select Market:

	Price Range of Common Stock
	High	Low
2014
First quarter	$9.19	$5.60
Second quarter	16.94	9.11
Third quarter	10.95	4.55
Fourth quarter	4.96	1.60
	High	Low
2013
First quarter	$8.00	$2.84
Second quarter	5.62	2.87
Third quarter	5.24	3.12
Fourth quarter	7.78	3.43
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

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*

Among Education Management Corporation, the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
10/2/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
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
We have not paid dividends since the initial public offering of our common stock in October 2009, and we currently do not expect to pay dividends on shares of our common stock. The agreements governing our indebtedness limit our ability to pay dividends.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for information relating to our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents our selected consolidated financial and other data as of the dates and for the periods indicated. The selected consolidated balance sheet data as of June 30, 2013 and 2014 and the selected consolidated statement of operations data and the selected consolidated statement of cash flows data for the fiscal years ended June 30, 2012, 2013 and 2014 have been derived from our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. The selected historical consolidated balance sheet data as of June 30, 2010, 2011 and 2012 and the consolidated statement of operations and of cash flows data for the fiscal years ended June 30, 2010 and 2011 presented in this table have been derived from audited consolidated financial statements not included in this Form 10-K except as noted below. With the exception of changes to historical goodwill impairment charges more fully described in footnote (1) to the table below, certain reclassifications of prior year data have been made to conform to the current year presentation that did not impact previously reported net loss or shareholders' equity.
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

	For the Fiscal Year Ended June 30,
	2010	2011	2012	2013	2014
	(Dollars in millions except per share amounts)
Statement of Operations Data:
Net revenues	$2,508.5	$2,887.6	$2,761.0	$2,498.6	$2,272.7
Costs and expenses:
Educational services	1,251.4	1,473.3	1,502.3	1,447.1	1,373.7
General and administrative	682.8	766.5	762.9	689.2	667.6
Management fees paid to affiliates	32.1	—	—	—	—
Depreciation and amortization	123.4	146.5	158.7	164.7	152.5
Long-lived asset impairments (1)	—	—	1,662.3	300.1	568.2
Total costs and expenses	2,089.7	2,386.3	4,086.2	2,601.1	2,762.0
(Loss) income before interest, loss on debt refinancing and income taxes	418.8	501.3	(1,325.2)	(102.5)	(489.3)
Interest expense, net	121.5	120.7	110.3	124.7	128.1
Loss on debt refinancing	47.2	11.4	9.5	5.2	—
(Loss) income before income taxes	250.1	369.2	(1,445.0)	(232.4)	(617.4)
Income tax expense (benefit)	81.6	139.7	(11.4)	12.0	46.6
Net (loss) income	$168.5	$229.5	$(1,433.6)	$(244.4)	$(664.0)
(Loss) earnings per share:
Basic	$1.23	$1.67	$(11.32)	$(1.96)	$(5.29)
Diluted	$1.22	$1.66	$(11.32)	$(1.96)	$(5.29)
Weighted average number of shares outstanding (in 000s):
Basic	136,917	137,376	126,659	124,560	125,504
Diluted	137,667	138,316	126,659	124,560	125,504

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$307.1	$399.7	$(10.9)	$191.3	$70.6
Capital expenditures for long lived assets	$(175.8)	$(138.1)	$(93.5)	$(83.2)	$(73.8)
Investing activities	$(190.2)	$(161.2)	$(108.9)	$(25.8)	$(66.7)
Financing activities	$(106.4)	$(209.2)	$(92.1)	$(225.6)	$136.0

Other Data:
EBITDA (2)	$495.0	$636.4	$(1,176.1)	$57.0	$(336.8)
Enrollment at beginning of fall quarter	136,000	158,300	151,200	132,000	126,000
Campus locations (at period end)	101	105	109	110	110

	As of June 30,
	2010	2011	2012	2013	2014
Balance Sheet Data:	(In millions)
Cash and cash equivalents (excludes restricted cash)	$373.5	$403.2	$191.0	$130.7	$270.6
Total assets	$4,511.6	$4,553.1	$2,923.6	$2,423.4	$1,877.0
Total debt, including current portion and revolving credit facility	$1,538.7	$1,557.9	$1,576.8	$1,360.2	$1,503.4
Total shareholders’ equity	$2,076.7	$2,103.9	$578.7	$355.9	$(284.9)

(1)
The goodwill impairment charges in fiscal 2012 and fiscal 2013 have been adjusted as further described in Item 8, "Financial Statements and Supplementary Data," Note 5, "Goodwill and Intangible Assets" under “Correction of Immaterial Errors."

(2)
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

	For the Fiscal Year Ended June 30,
	2010	2011	2012	2013	2014
	(in millions)
Net (loss) income	$168.5	$229.5	$(1,433.6)	$(244.4)	$(664.0)
Interest expense, net	121.5	120.7	110.3	124.7	128.1
Income tax expense (benefit)	81.6	139.7	(11.5)	12.0	46.6
Depreciation and amortization	123.4	146.5	158.7	164.7	152.5
EBITDA	$495.0	$636.4	$(1,176.1)	$57.0	$(336.8)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
We are among the largest providers of post-secondary education in North America, with over 125,560 enrolled students as of October 2013. We offer academic programs to our students through campus-based and online instruction, or through a combination of both. We are committed to offering quality academic programs and strive to improve the learning experience for our students as we help them achieve their educational goals across the full spectrum of in-demand careers. We target a large and diverse market, as our educational institutions offer students the opportunity to earn undergraduate and graduate degrees, including doctoral degrees, and certain specialized non-degree diplomas in a broad range of disciplines. These disciplines include media arts, health sciences, design, psychology and behavioral sciences, culinary, business, fashion, legal, education and information technology.
Each of our schools located in the United States is licensed or permitted to offer post-secondary programs in the state in which it is located, accredited by a national or regional accreditation agency and certified by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Our innovative academic programs are designed with an emphasis on employment-focused content and technology that advances education, and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields. We had net revenues of $2.3 billion in fiscal 2014 and had approximately 20,800 employees as of June 30, 2014.
Our schools comprise a national education platform that is designed to address the needs of a broad and diverse market, taking into consideration various factors that influence demand, such as programmatic and degree interest, employment opportunities, requirements for credentials in certain professions, demographics, tuition pricing points and economic conditions. We believe that our schools collectively enable us to provide access to a high quality education for potential students, at a variety of degree levels and across a wide range of disciplines
During our more than 40-year operating history, we have expanded the reach of our education systems and currently operate 110 primary locations across 32 U.S. states and in Canada. In addition, we have offered online programs since 2000, enabling our students to pursue degrees fully-online or through a flexible combination of both online and campus-based education. We strive to maintain a culture of compliance within our organization with the numerous laws and regulations that govern our business and operations.
Students attending our schools rely on numerous sources to fund their education and other expenses. A majority of students rely on government-sponsored student financial aid programs, especially Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. Because of the dependence on government-sponsored programs, we participate in industry groups and monitor the impact of newly proposed legislation on our business. The availability of private loans to students has been limited over the last several years, which has resulted in us providing increased amounts of financial support to students.
We and other proprietary post-secondary education providers have experienced a number of recent challenges that resulted in declines in enrollment at many of our schools during the last two fiscal years, which negatively impacted our financial results. The average enrolled student body at our schools decreased by 7.3% in fiscal 2014 compared to fiscal 2013 and by 11.3% in fiscal 2013 compared to fiscal 2012.
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
Key Trends, Developments and Challenges
We operate in a challenging economic environment in a highly regulated and dynamic industry. During fiscal 2014, our financial results did not meet our prior forecasts. Due primarily to lower than anticipated application production for future periods at The Art Institutes observed in the third quarter of fiscal 2014, together with a significant deterioration in our market capitalization and credit rating downgrades throughout fiscal 2014, we performed impairment reviews of the carrying value of goodwill and indefinite-lived intangible assets at all of our reporting units and recorded goodwill and indefinite-lived intangible asset impairment charges totaling $568.2 million in the fiscal year ended June 30, 2014.
We believe that the following developments and trends present opportunities, challenges and risks to our business and negatively impacted our annual results and projections of future results:
We recently agreed to a comprehensive restructuring of our outstanding indebtedness, which is subject to the approval of numerous regulatory bodies and our current shareholders.
At June 30, 2014, we had $1.5 billion of indebtedness outstanding, which consisted of approximately $1.3 billion outstanding on our senior credit facility, consisting of $1.1 billion of term loans and $220 million drawn on a revolving credit facility, and $216 million of Cash Pay/PIK Notes. We have experienced deteriorating results from operations over the last several fiscal years due to the stagnant U.S. economy, the substantial decrease in the availability of private lending sources to fund tuition and fees, the loss of federal and state support for student financial aid, the impact of adverse publicity related to the proprietary education industry, student concerns about incurring debt to fund their education, the impact of new regulations, and our inability to increase tuition rates, among other factors. Our net revenues were $2.9 billion, $2.8 billion, $2.5 billion and $2.3 billion in fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively. We announced in May 2014 that we did not anticipate being in compliance as of June 30, 2014 with the maximum total leverage ratio and minimum interest coverage ratio financial covenants included in our senior credit facility. In order to address our covenant compliance and debt maturity issues, we engaged in negotiations with our creditors and, after obtaining a waiver of the financial covenants through September 15, 2014, entered into the following agreements:

•
the Amendment Agreement, pursuant to which, among other things, (i) the maturity on the revolving credit facility was extended from June 1, 2015 to July 2, 2015, (ii) the Consenting Lenders under the revolving credit facility agreed to accept payment of interest in kind rather than cash through June 30, 2015, (iii) the Consenting Lenders holding term loans agreed that no amortization payments will be payable through June 30, 2015 and to accept the payment of interest in kind rather than cash through June 30, 2015, (iv) EDMC became a guarantor and granted a lien on substantially all of its assets to secure the obligations under the agreement, (v) compliance with the financial covenants was waived through June 30, 2015, and (vi) the security agreement governing the credit facility was amended such that the collateral proceeds “waterfall” set forth therein now provides that obligations owing to any lenders that are not Consenting Lenders shall be paid only after satisfaction in full of obligations owing to Consenting Lenders and swap counterparties who have executed the RSA;

•
the Supplemental Indenture, pursuant to which the Indenture governing the Cash Pay/PIK Notes was amended (i) to require us to offer all holders of the Cash Pay/PIK Notes the opportunity to receive the same consideration in the Debt Restructuring as holders of the Interim Notes, (ii) to provide for (a) the release of EDMC’s guarantee and (b) the termination of certain covenants and certain events of default, in each case upon the completion of the exchange of Cash Pay/PIK Notes and Interim Notes contemplated by the Debt Restructuring and (iii) to provide that if Education Management LLC is no longer subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, it will not be required to file reports with the Securities and Exchange Commission but instead will be required to distribute annual, quarterly and current reports to the trustee under the Indenture and hold a conference call within 20 business days of furnishing required annual and quarterly reports;

•
the Exchange Agreement, pursuant to which the holders of in excess of 86% of the outstanding Cash Pay/PIK Notes exchanged their Cash Pay/PIK Notes for a like principal amount of new Interim Notes, whose terms are substantially similar to those of the Cash Pay/PIK Notes, except that their interest is payable entirely in kind for the two interest periods ending September 30, 2014 and March 30, 2015;

•	the New Indenture, pursuant to which the Interim Notes were issued; and

•	the RSA, pursuant to which the Consenting Lenders, the Consenting Noteholders and the Consenting Shareholders agreed to support the Debt Restructuring as described below.

Pursuant to the Debt Restructuring:

•	$150 million of revolving loans under our existing revolving credit facility will be repaid in cash at par, with such amount available for re-borrowing under a new revolving credit facility;

•
the remaining portion of our $1.5 billion of outstanding indebtedness, including the Interim Notes, will be exchanged for two first lien senior secured term loans due July 2, 2020 in the aggregate principal amount of $400 million, mandatorily convertible preferred stock, optionally convertible preferred stock and warrants for common stock; and

•
our current shareholders will retain their outstanding common stock, which in aggregate will equal 4% of our outstanding common stock after giving effect to the conversion of all of the preferred stock described above and subject to further dilution by a management incentive plan (the "MIP") and warrants (including those described in the next sentence) to be awarded pursuant to the Debt Restructuring. In addition, current shareholders will receive warrants for 5% of our common stock (subject to dilution by the MIP).

Subject to receipt of applicable regulatory approvals, we anticipate distributing the consideration described above on or about October 30, 2014 in connection with the contemplated closing of an exchange offer for the Cash Pay/PIK Notes and Interim Notes. However, the mandatory or voluntary conversion, as the case may be, of new preferred stock and the exercise of warrants will remain subject to a shareholder vote and regulatory approval (including from the U.S. Department of Education, accrediting agencies and state licensing agencies), which we anticipate obtaining in 2015.
Numerous new and proposed regulations addressing the education industry could impact our business.
Our business is highly regulated and there has been an increased focus on regulations designed to address the rising costs of post-secondary education in order to make higher education more affordable and address perceived issues in the post-secondary industry. In March 2014, the U.S. Department of Education proposed a gainful employment regulation that would cause each educational program covered by the rule to fail if the student-loan debt payments of graduates of the program exceed 12 percent of their annual incomes and 30 percent of their discretionary incomes, the same ratios as in the original rule. Programs whose graduates have debt-to-annual-income ratios of 8 percent to 12 percent or debt-to-discretionary-income ratios of 20 percent to 30 percent would fall in a “zone”, and the institution would have to warn students that they might become ineligible for aid. Programs that fail both debt-to-annual-income tests twice in any three-year period or are in the zone or failing for four consecutive years would be ineligible for federal student aid. Additionally, programs whose borrower cohort default rates equal or exceed 30 percent for three consecutive years would be ineligible for federal student aid. The comment period ended on May 27, 2014 and a final rule must be published in the Federal Register by November 1, 2014 to be effective as of July 1, 2015. The U.S. Department of Education estimated that approximately 1,000,000 students, or approximately 50% of the total number of students enrolled in proprietary post-secondary institutions, are enrolled in programs that would either fail or fall into the zone for improvement under the proposed gainful employment metrics. Though the calculation was based on 2012 informational rate data and therefore does not reflect any program eliminations and other efforts to comply with the proposed rule, over 50% of our program offerings failed to satisfy the gainful employment test based on graduate data published by the U.S. Department of Education. If the final gainful employment rule is substantially similar to the proposed rule published for comment, it would have a material adverse effect on our business.
The U.S. Department of Education also published notices of proposed rulemaking in the Federal Register in June 2014 to amend the Clery Act for changes required by the Violence Against Women Act and in August 2014 to revise the definition of "adverse credit" for borrowers under the PLUS loan program. The U.S. Department of Education has also held negotiated rulemaking sessions in 2014 to address cash management of Title IV funds including use of debit cards and handling of Title IV credit balances; state authorization for programs offered through distance or correspondence education; state authorization for non-U.S. locations of educational institutions; clock to credit hour conversion; and the application of repeat coursework provisions to graduate and undergraduate programs. In addition, the Attorney General of the Commonwealth of Massachusetts adopted regulations in June 2014 which, among other things, prohibit proprietary post-secondary institutions from engaging in practices which have the tendency or capacity to mislead a prospective student, require extensive disclosures to prospective students at least 72 hours before they sign an enrollment agreement on matters such as the program cost, graduation rates, placement rates and average time to graduation, and prohibit practices such as initiating contact with a prospective student more than twice in a seven day period and enrolling students which the institution knew or should have known are unlikely to graduate or find employment in their chosen field. The regulations apply to students attending our one school location in Massachusetts and students enrolled in one of our fully online programs who reside in Massachusetts. Our failure to comply with new regulations affecting our operations, including those adopted by the Massachusetts Attorney General, could have a material adverse effect on results of operations and cash flows.
The HEA is scheduled for reauthorization in 2014 and the reauthorization process may result in significant changes to the post-secondary education industry. Among other things, there have been proposals in Congress to amend the 90/10 rule in connection with the reauthorization of the HEA to prohibit proprietary institutions from receiving more than 85 percent of their revenues from federal funds, including veterans benefits and U.S. Department of Defense tuition assistance. Another proposal would prohibit federal education dollars from being used for advertising and marketing purposes. Any revisions to the HEA, the regulations adopted by the U.S. Department of Education, or the 90/10 rule could have a material adverse impact on our business.
Students' inability to obtain financing sources for their education has resulted in our increasing internal student lending activities, limiting increases to tuition rates and substantially increasing the amount of scholarships and grants we provide to students, which has negatively impacted our net revenues.
In the past, we and other providers of a post-secondary education were able to pass along the rising cost of providing quality education through increases in tuition charged to students. As a result, the cost of a post-secondary degree increased substantially while incomes earned by families stagnated due to a weak economy. Significant decreases to the availability of private loans and other financing sources such as PLUS loans have made prospective students more price sensitive and caused us to increase internal lending to students. Our collections experience on loans we provide to students has declined along with the increase to our internal lending activity. In order to make our programs more attractive to prospective students, we have introduced a number of initiatives to limit or decrease the cost of obtaining a degree from our institutions, including freezing tuition at The Art Institutes through 2015 for students who enrolled by October 2013, decreasing the number of credit hours necessary to complete certain programs, and substantially increasing the availability of scholarships to students. Due to this focus on decreasing the cost of education at our schools, we estimate that the average debt incurred by students graduating from the Art Institutes has decreased by approximately 15% since 2010. We believe that our limited ability to increase tuition will continue for the foreseeable future.
In addition to limiting tuition increases, we substantially increased the amount of scholarships and grants we provide to students in fiscal 2014, which we believe provides long-term benefits to student persistence and graduation rates despite the initial upfront cost. We awarded approximately $143 million in merit and need-based scholarships and grants in fiscal 2014 as compared to approximately $96 million in fiscal 2013. Of the scholarships and grants awarded during fiscal 2014, approximately $99 million were awarded to students attending one of The Art Institutes, the largest of our four education systems and from which approximately 61% of our net revenues were derived in fiscal 2014. We expect to increase the amount of scholarships and grants provided to students in fiscal 2015 as compared to fiscal 2014 as we continue to address student affordability and debt issues. For example, The Art Institutes recently introduced a new program called The ART Grant scholarship at eleven of its locations in the West Coast which decreases tuition by up to 15% for Associate’s degree programs and 20% for Bachelor’s degree program and is designed to incentivize student persistence and limit over-borrowing. We anticipate introducing this grant program at additional Art Institute locations throughout fiscal 2015. We project that increased scholarships and grants, which will result in lower amounts of financing we provide to students, will have a negative impact on net revenues in fiscal 2015.
Investigations of proprietary education institutions, adverse publicity, and outstanding litigation have adversely impacted our operating results.
Although we believe that there are a number of factors that should contribute to long-term demand for post-secondary education, recently the industry as a whole has been challenged by a number of factors, including the overall negative impact of the current political and economic climate. We and other proprietary post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. On July 30, 2012, the majority staff of the HELP Committee released a report, "For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success," which was drawn from hearings on the industry beginning in August 2010. While stating that proprietary colleges and universities have an important role to play in higher education and should be well-equipped to meet the needs of non-traditional students who now constitute the majority of the post-secondary educational population, the report was highly critical of these institutions. Additionally, a number of state Attorneys General have launched investigations into proprietary post-secondary institutions, including a number of our schools. We received subpoenas from the Attorneys General of Florida, Kentucky, New York, Colorado, and Massachusetts in October 2010, December 2010, August 2011, September 2012, and January 2013, respectively, and the San Francisco, California City Attorney in December 2011 in connection with investigations of our institutions and their business practices. We announced settlements of the Colorado Attorney General and San Francisco, California City Attorney investigations in December 2013 and June 2014, respectively. During 2014 we and three other publicly traded companies in the proprietary education industry received subpoenas from the Attorneys General of 14 states as part of a multi-state investigation of the industry. We also received a subpoena from the Office of Inspector General of the U.S. Department of Education in May 2013 requesting policies and procedures related to Argosy University's attendance, withdrawal, and return to Title IV policies. These investigations, together with the Washington qui tam lawsuit in which the U.S. Department of Justice and Attorneys General from five states have intervened, have led to a significant amount of negative publicity for the proprietary education industry and our schools.
We have adopted a number of initiatives to make our business more efficient and will continue to do so in the future.

Our focus on limiting or decreasing the cost of an education for our students has led us to adopt a number of measures designed to make our business more efficient. Primarily through process efficiencies and productivity improvements, we realized an estimated gross cost savings of $120 million during fiscal 2014 as compared to fiscal 2013. We plan to continue these efforts in fiscal 2015 due to our organizational focus on increasing cash flow from operations and will seek to find additional cost savings as compared to fiscal 2014. Among other long-term cost savings efforts, we plan to continue to pursue the consolidation of some of our institutions in order to achieve operational efficiencies and support our student affordability efforts. We anticipate that these efforts will allow us to enhance our programmatic and degree offerings, decrease our administrative costs by simplifying our structure and streamlining our compliance efforts, and better standardize the roll-out of academic programs across our national footprint. We believe that these affordability efforts contribute significantly to our core mission of educating students.
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
The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, price competition, increased focus on affordability, and other factors that challenge many of the core principles underlying the industry. Related to this, a substantial proportion of traditional colleges and universities and community colleges now offer some form of distance learning or online education programs, including programs geared towards the needs of working learners. As a result, we face increased competition for students, including from colleges with well-established brand names. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, offered by both proprietary and not-for-profit providers. These include massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services, which some educational institutions are now considering for credit. Further, according to information published by the National Student Clearinghouse, enrollment in post-secondary institutions decreased by 0.8% from the Spring of 2013 to the Spring of 2014, and enrollment in four-year proprietary institutions decreased by 4.9% during the same time period. We must adapt our business to meet these rapidly evolving developments. We are working to accelerate the enhancement of our offerings to remain competitive and to more effectively deliver a quality student experience at an attractive price.
These developments and trends have negatively impacted our results from operations, and we expect further deterioration during fiscal 2015. In particular, the trend of application volume for the October start at The Art Institutes has been lower than fiscal 2014 and we expect total new students, along with starting student body, during the October start to decrease as well. The Fall start at The Art Institutes is typically the largest of the academic year due to the significant number of recent high school graduates who enroll each year, which results in the number of new students during this start having a disproportionate impact on our financial results for the remainder of the fiscal year. We believe that our plan to address decreasing enrollments at our schools through, among other things, additional student affordability measures such as The ART Grant, which will negatively impact our net revenues and operating results in the short-term, will have a long-term positive impact on our business.

Results of Operations
The following table sets forth for the periods indicated the percentage relationship of certain statements of operations items to net revenues.
Amounts expressed as a percentage of net revenues
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 30,
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Educational services	60.4%	57.9%	54.5%
General and administrative	29.4%	27.6%	27.6%
Depreciation and amortization	6.7%	6.6%	5.7%
Long-lived asset impairments *	25.0%	12.0%	60.2%
Total costs and expenses	121.5%	104.1%	148.0%
Loss before interest, loss on debt refinancing and income taxes	(21.5)%	(4.1)%	(48.0)%
Interest expense, net	5.6%	5.0%	4.0%
Loss on debt refinancing	—%	0.2%	0.3%
Loss before income taxes	(27.1)%	(9.3)%	(52.3)%
Income tax expense (benefit)	2.1%	0.5%	(0.4)%
Net loss	(29.2)%	(9.8)%	(51.9)%
* The goodwill impairment charges from fiscal 2013 and 2012 have been adjusted as further described in Item 8, "Financial Statements and Supplementary Data," Note 5, "Goodwill and Intangible Assets" under “Correction of Immaterial Errors."
Year Ended June 30, 2014 (Fiscal 2014) Compared with the Year Ended June 30, 2013 (Fiscal 2013)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
We derived approximately 92.8% and 93.1% of our net revenues from tuition and fees paid by, or on behalf of, our students in fiscal 2014 and 2013, respectively. Net revenues decreased 9.0% to $2,272.7 million in fiscal 2014, compared to $2,498.6 million in fiscal 2013, which was primarily due to a decrease in average enrolled student body from 127,360 students in fiscal 2013 to 118,090 students in fiscal 2014, or a decrease of 7.3%. The decrease in average enrolled student body was primarily the result of the factors described under "Key Trends, Developments and Challenges" above. Refer to further discussion of net revenue by reportable segment below at "Analysis of Operating Results by Reportable Segment."
Educational services expense
Educational services expense decreased by $73.4 million, or 5.1%, to $1,373.7 million in fiscal 2014. As a percentage of net revenues, educational services expense increased by 253 basis points, of which a 49 basis point increase related to restructuring plans that we completed across the organization in both fiscal years that were intended to improve operational efficiencies and align costs with student enrollment levels. The remaining increase of 204 basis points as a percentage of net revenues was primarily the result of decreases in average class size due to lower average enrolled student body compared to the prior fiscal year and the resulting loss of operating leverage.
Costs that were most affected by the loss in operating leverage were rent expense associated with school locations, which increased 95 basis points as a percentage of net revenues compared to the prior fiscal year, and salaries and benefits expenses, which increased 94 basis points as a percentage of net revenues, both of which exclude restructuring expenses described above. The increase in rent expense as a percentage of net revenues was due in part to more leases as a result of the sale leaseback transactions we entered into in the second quarter of fiscal 2013 and third quarter of fiscal 2014.
As disclosed below in "Critical Accounting Policies - Revenue Recognition," effective in fiscal 2014, we record revenue upon a student's withdrawal from school during a term of instruction based on cash received after the student withdraws. The correction in policy resulted in reducing net revenues by $36.7 million and bad debt expense by $33.2 million in fiscal 2014. Including the policy change, which affected only fiscal 2014, bad debt expense was $141.9 million, or 6.3% of net revenues, in the current fiscal year, which was a 63 basis point decrease compared to bad debt expense of $171.9 million, or 6.9% of net revenues, in the prior fiscal year. However, uncollectible amounts increased in the current year compared to the prior year due to an increase in the extension of credit to our students largely attributable to reduced PLUS loan availability under Title IV programs beginning in the fourth quarter fiscal 2012.
The remaining net increase of 78 basis points in educational services expense as a percentage of net revenues in the current fiscal year relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense decreased by $21.6 million, or 3.1%, to $667.6 million in the current fiscal year. Despite our continued focus on aligning our cost structure with the current operating environment, general and administrative expense increased by 179 basis points compared to the prior fiscal year. Costs associated with restructuring plans as described above, which include lease restructuring and employee severance costs, and legal settlements together accounted for 76 basis points of this increase. The remaining increase was the result of lost operating leverage on other areas of our business.
Legal fees and consulting costs, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability, increased by 58 basis points in the current fiscal year. Marketing and admissions costs were 23.2% and 22.8% of net revenues in the fiscal years ended June 30, 2014 and 2013, respectively, accounting for an increase of 41 basis points as a percentage of net revenues. The remaining net increase of four basis point in the current fiscal year relates to other items, none of which was individually significant.
Depreciation and amortization
As a percentage of net revenues, depreciation and amortization expense remained flat in fiscal 2014 compared to fiscal 2013. On an absolute basis, depreciation and amortization decreased by 7.4% year over year.
Long-lived asset impairments
We recorded non-cash long-lived asset impairments in fiscal 2014 totaling $568.2 million which consisted of goodwill impairment charges of $433.7 million and indefinite-lived intangible asset impairments of $124.8 million at The Art Institutes reporting unit. Also included were $6.1 million of impairment charges related to property and equipment at three of our Brown Mackie Colleges schools and $3.6 million related to intangible assets at Argosy University.
During the fiscal year ended June 30, 2013, we recorded non-cash long-lived asset impairments of $300.1 million which consisted of goodwill impairment charges of $270.9 million and an indefinite-lived intangible asset impairment of $28.0 million at The Art Institutes reporting unit and an impairment of $1.2 million of property and equipment at one of our Argosy University schools.
Refer to the Use of Estimates and Critical Accounting Policies section within Management's Discussion and Analysis and Item 8, "Financial Statements and Supplementary Data," Note 4, "Property and Equipment" and Note 5, "Goodwill and Intangible Assets" for more information.
Interest expense, net
Net interest expense was $128.0 million in the current fiscal year, an increase of $3.4 million, or 2.7%, from the prior fiscal year. The increase was primarily due to the higher rate on the Cash Pay/PIK Notes issued in connection with the debt refinancing in March 2013 described below and interest we incurred as a result of drawing down on our revolving credit facility on April 29, 2014. Refer to Item 8, "Financial Statements," Note 8, "Short-Term and Long-Term Debt" for more information.
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
Refer to Item 8, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.
Provision for income taxes
Our current year effective tax rate was impacted significantly as a result of increasing our valuation allowance associated with deferred tax assets by $127.7 million. In addition, our effective tax rates in the current and prior fiscal year were significantly impacted by goodwill impairments, none of which were deductible for income tax purposes. Notwithstanding the above, our effective tax rates also differed from the combined federal and state statutory rates due to state tax benefits, accounting related to uncertain tax positions, valuation allowances, and expenses that are non-deductible for tax purposes. Refer to Item 8, "Financial Statements", Note 11, "Income Taxes" for more information.

Year Ended June 30, 2013 (Fiscal 2013) Compared with the Year Ended June 30, 2012 (Fiscal 2012)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
Net revenues
We derived approximately 93.1% of our net revenues from tuition and fees paid by, or on behalf of, our students in each of fiscal 2013 and 2012. Net revenues decreased 9.5% to $2,498.6 million in fiscal 2013, compared to $2,761.0 million in fiscal 2012, which was primarily due to a decrease in average enrolled student body from 143,620 students in fiscal 2012 to 127,360 students in fiscal 2013, or a decrease of 11.3%. The decrease in average enrolled student body was primarily the result of the factors described under "Key Trends, Developments and Challenges" above. Partially offsetting the decrease in average enrolled student body was an increase in average revenue per student of 2.0% in fiscal 2013 compared to fiscal 2012 primarily due to a greater mix of campus-based students relative to fully-online students. Refer to further discussion of net revenue by reportable segment below at "Analysis of Operating Results by Reportable Segment."
Educational services expense
Educational services expense decreased by $55.3 million, or 3.7%, to $1,447.1 million in fiscal 2013. As a percentage of net revenues, education services expense increased by 350 basis points due primarily to decreases in average class size due to lower average enrolled student body compared to the prior fiscal year and the resulting loss of operating leverage. Costs that were most affected by the loss in operating leverage were salaries and benefits expenses, which increased 104 basis points as a percentage of net revenues compared to fiscal 2012, and rent expense associated with school locations, which increased 119 basis points as a percentage of net revenues compared to the prior fiscal year. The increase in rent expense as a percentage of net revenues was due in part to more leases as a result of the sale leaseback transactions we entered into in the second quarter of fiscal 2013 as well as the comparative effect of a favorable rent credit at one of our leased school locations in fiscal 2012.
In addition, bad debt expense was $171.9 million, or 6.9% of net revenues, in fiscal 2013 compared to $163.9 million, or 5.9% of net revenues, in the prior fiscal year, which represented an increase of 94 basis points. The increase in bad debt expense as a percentage of net revenues was primarily due to an increase in the extension of credit to our students largely attributable to reduced PLUS loan availability under Title IV programs beginning in fiscal 2012.
The remaining net increase of 33 basis points in the fiscal 2013 relates to other items, none of which was individually significant.
General and administrative expense
General and administrative expense decreased by $73.7 million, or 9.7%, to $689.1 million in fiscal 2013. As a percentage of net revenues, general and administrative expense was relatively flat, decreasing by five basis points compared to the prior fiscal year, demonstrating our continued focus on efficiency by ensuring that our cost structure properly reflects the current operating environment.
Marketing and admissions costs, which were 22.8% of net revenues in fiscal 2013 compared to 23.1% of net revenues in the prior fiscal year, decreased by 29 basis points as a percentage of net revenues. Partially offsetting this decrease was consulting and related costs, which increased by 16 basis points in fiscal 2013, due in part to investments designed to support future process optimization and centralization efforts to support student affordability. The remaining net increase of eight basis points in fiscal 2013 relates to other items, none of which was individually significant.
Depreciation and amortization
Depreciation and amortization of long-lived assets was $164.7 million in fiscal 2013 compared to $158.7 million in the prior fiscal year, an increase of 3.8% from the prior fiscal year. As a percentage of net revenues, depreciation and amortization expense increased by 85 basis points in fiscal 2013 compared to fiscal 2012. We recorded accelerated depreciation and amortization of $5.0 million resulting from the write-off of assets that no longer had a useful life during fiscal 2013, which accounted for an increase of 20 basis points. The remaining increase of 65 basis points as a percentage of net revenues in fiscal 2013 was primarily due to lower net revenues in fiscal 2013 compared to the prior year.
Long-lived asset impairments
During the fiscal year ended June 30, 2013, we recorded long-lived asset impairments of $300.1 million which consisted of a non-cash goodwill impairment of $270.9 million, a non-cash indefinite-lived intangible asset impairment of $28.0 million at The Art Institutes reporting unit and a non-cash impairment of $1.2 million of property and equipment at one of our schools.
During fiscal 2012, we recorded long-lived asset impairments totaling $1,662.3 million which consisted of non-cash goodwill impairment charges $1,063.0 million, $139.4 million, $254.6 million and $77.0 million at The Art Institutes, Argosy University, Brown Mackie Colleges and South University, respectively, and a non-cash indefinite-lived intangible asset impairment of $128.3 million.

Refer to Item 8, "Financial Statements," Note 4, "Property and Equipment" and Note 5, "Goodwill and Intangible Assets" for more information.
Interest expense, net
Net interest expense was $124.7 million in the fiscal 2013, an increase of $14.3 million, or 13.0%, from the prior fiscal year. The increase was primarily due to a higher variable interest rate following the amendment to our senior secured credit facility in March 2012 and the higher rate on the PIK Notes in connection with the exchange offer in March 2013. Refer to Item 8, "Financial Statements," Note 8, "Short-Term and Long-Term Debt" for more information.
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
Refer to Item 8, "Financial Statements", Note 8, "Short-Term and Long-Term Debt" for more information.
Provision for income taxes
The effective tax rates in fiscal 2013 and 2012 were significantly impacted by goodwill impairments, the majority of which were not deductible for income tax purposes. In addition, our 2013 effective tax rate was impacted by recording state tax credits and the benefits resulting from certain state tax refunds.
Refer to Item 8, "Financial Statements and Supplementary Data", Note 11, "Income Taxes" for more information.
Analysis of Operating Results by Reportable Segment
Each of our 110 schools provides student-centered education. Our schools are organized and managed to capitalize on recognized brands and align them with specific targeted markets based on field of study, employment opportunity, type of degree offering and student demographics, and our operations are organized into four corresponding reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University. A summary of each reportable segment is detailed in Item 8, "Financial Statements and Supplementary Data," Note 17, "Segment Reporting."
Student information by segment was as follows:

	For the Fiscal Year Ended June 30,
	2014	2013	2012
New students: (1)
The Art Institutes	44,730	48,990	56,180
Argosy University	16,730	17,810	18,640
Brown Mackie Colleges	14,970	16,530	16,940
South University	18,210	18,020	27,560
Total EDMC	94,640	101,350	119,320

Average enrolled student body: (1) (2)
The Art Institutes	61,070	66,440	74,550
Argosy University	23,260	24,910	28,190
Brown Mackie Colleges	15,560	17,070	18,880
South University	18,200	18,940	22,000
Total EDMC	118,090	127,360	143,620
(1) The data above includes the number of students enrolled in fully-online programs at The Art Institute of Pittsburgh, Argosy University and South University.
(2) Average enrolled student body is the twelve month average of the unique students who met attendance requirements within each month of the fiscal year.

The measure used by the chief operating decision maker to evaluate segment performance and allocate resources is EBITDA excluding certain expenses, which we define as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and certain other expenses. EBITDA excluding certain expenses is not a recognized term under accounting principles generally accepted in the United States of America ("GAAP") and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity.
To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the fiscal years ended June 30, 2013 and 2012 as if The Center (defined in Item 8, "Financial Statements and Supplementary Data," Note 17, "Segment Reporting") existed in those periods and allocated its costs in a manner consistent with the current period methodology. The creation of The Center and changes in the allocation methodology had no impact on previously reported EBITDA excluding certain expenses for total EDMC. See Item 8, “Financial Statements and Supplementary Data,” Note 17, “Segment Reporting” for a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income before income taxes.
Net revenues and EBITDA excluding certain expenses by segment were as follows for fiscal 2014, 2013 and 2012 (in thousands):

	For the Fiscal Year Ended June 30,
	2014	2013	2012
Net revenues:
The Art Institutes	$1,386,729	$1,543,385	$1,738,542
Argosy University	321,118	356,544	397,458
Brown Mackie Colleges	265,606	298,175	314,801
South University	299,283	300,495	310,166
Total EDMC	$2,272,736	$2,498,599	$2,760,967

EBITDA excluding certain expenses: *
The Art Institutes	$268,530	$352,036	$480,518
Argosy University	29,880	39,068	57,346
Brown Mackie Colleges	22,007	32,154	55,755
South University	41,260	46,613	10,560
Corporate and other	(85,538)	(89,654)	(94,298)
Total EDMC	$276,139	$380,217	$509,881
* EBITDA excluding certain expenses excludes the following:

•	long-lived asset impairments in fiscal 2014, 2013 and 2012;

•	losses on debt refinancing in fiscal 2013 and 2012;

•	restructuring expenses in fiscal 2014, 2013 and 2012;

•	lease abandonment charge in fiscal 2014;

•	settlement-related costs in fiscal 2014; and

•	losses on sale-leaseback transactions in fiscal 2014 and 2013.
Refer to Item 8, "Financial Statements and Supplementary Data," Note 17, "Segment Reporting" for more information
Additionally, depreciation and amortization expense is excluded from EBITDA excluding certain expenses, which was as follows by segment (in thousands):

	For the Fiscal Year Ended June 30,
Depreciation and amortization:	2014	2013	2012
The Art Institutes	$76,224	$80,854	$79,618
Argosy University	15,639	17,186	17,807
Brown Mackie Colleges	20,816	22,844	24,213
South University	13,029	13,406	12,846
Corporate and other	26,793	30,422	24,179
Total EDMC	$152,501	$164,712	$158,663
Year Ended June 30, 2014 (Fiscal 2014) Compared with the Year Ended June 30, 2013 (Fiscal 2013)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
The Art Institutes
Net revenues decreased 10.2% to $1,386.7 million in fiscal 2014 from fiscal 2013 due primarily to a decrease in average enrolled student body of 8.1%, or approximately 5,370 students. In addition, new student enrollment decreased by 8.7% compared to fiscal 2013 to approximately 44,730 students in fiscal 2014. The decreases in these student enrollment measures were primarily the result of the factors described under "Key Trends, Developments and Challenges" above. In addition, The Art Institutes awarded a larger amount of scholarships to students in the current fiscal year compared to the prior fiscal year, which further contributed to the year-over-year decrease in net revenues.
The declines in average enrolled student body and net revenues contributed to a 23.7% decrease compared to the prior fiscal year in EBITDA excluding certain expenses, which was $268.5 million in fiscal 2014. Primarily as a result of our efforts to keep costs aligned with current enrollment levels, operating expenses, excluding depreciation and amortization, decreased by 6.1% year-over-year.
However, operating expenses increased as a percentage of net revenues in the current fiscal year due primarily to reduced operating leverage from employee-related costs for non-marketing personnel and rent expense. Additionally, uncollectible amounts increased in the current year compared to the prior year primarily due to an increase in the extension of credit to our students largely attributable to reduced PLUS loan availability under Title IV programs beginning in the fourth quarter of fiscal 2012. Also contributing to the increase in operating expenses as a percentage of net revenues were legal and consulting services costs, the latter of which was incurred in part to assist future process optimization and centralization efforts to support student affordability. Partially offsetting the above increases was a decrease in marketing and admissions due primarily to continued improvement in admissions productivity.
Argosy University
Net revenues decreased 9.9% to $321.1 million in fiscal 2014 compared to fiscal 2013 due primarily to a decrease in average enrolled student body of 6.6%, or approximately 1,650 students. In addition, new student enrollment decreased by 6.1% compared to fiscal 2013 to approximately 16,730 students in fiscal 2014. The decreases in these student enrollment measures were primarily the result of fewer new students enrolling in Argosy University's fully-online courses.
The declines in average enrolled student body and net revenues contributed to a 23.5% decrease compared to the prior year in EBITDA excluding certain expenses, which was $29.9 million in fiscal 2014. Although operating expenses were higher as a percentage of net revenues compared to the prior year, actual costs decreased compared to the prior year primarily due to previously implemented staffing adjustments intended to align costs with enrollment levels as well as lower marketing costs.
Brown Mackie Colleges
Net revenues decreased 10.9% to $265.6 million in fiscal 2014 compared to fiscal 2013 due primarily to a decrease in average enrolled student body of 8.8%, or approximately 1,510 students. In addition, new student enrollment decreased by 9.4% compared to fiscal 2013 to approximately 14,970 students in fiscal 2014. The decreases in these student enrollment measures were primarily the result of the factors described under "Key Trends, Developments and Challenges" above. The decreases in average enrolled student body and net revenues contributed to a 31.6% year over year decrease in EBITDA excluding certain expenses, to $22.0 million, at Brown Mackie Colleges in fiscal 2014 compared to fiscal 2013.
South University
Net revenues were relatively flat in fiscal 2014 compared to fiscal 2013, decreasing 0.4% due primarily to a decrease in average enrolled student body of 3.9%, or approximately 740 students. The decrease in average enrolled student body was partially offset by an increase in average revenue per student of 3.6% in the current year compared to the prior year due to a greater mix of campus-based students relative to fully-online students.

South University's EBITDA excluding certain expenses decreased by $5.4 million from the prior fiscal year to $41.3 million in the current fiscal year, which was primarily due to an increase in employee-related costs of non-marketing personnel and outside services costs compared to prior year.
Year Ended June 30, 2013 (Fiscal 2013) Compared with the Year Ended June 30, 2012 (Fiscal 2012)
All basis point changes are presented as a change in the percentage of net revenues in each year of comparison.
The Art Institutes
Net revenues decreased 11.2% to $1,543.4 million in fiscal 2013 from fiscal 2012 due primarily to a decrease in average enrolled student body of 10.9%, or approximately 8,110 students. In addition, new student enrollment decreased by 12.8% compared to fiscal 2012 to approximately 48,990 students in fiscal 2013. The decreases in these student enrollment measures were primarily the result of the factors described under "Key Trends, Developments and Challenges" above.
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
The declines in average enrolled student body and net revenues contributed to a 26.7% decrease in EBITDA excluding certain expenses, which was $352.0 million at The Art Institutes in fiscal 2013 compared to fiscal 2012. Although operating expenses were higher as a percentage of net revenues compared to the prior year due primarily to a loss of operating leverage from lower average enrolled student body, as well as additional marketing and scholarship investments, actual costs decreased compared to the prior year primarily due to staffing adjustments to align costs with enrollment levels. However, bad debt expense increased on an absolute basis compared to the prior year primarily due to the extension of credit to students enrolled at The Art Institutes as a result of changes in the availability of PLUS program loans under Title IV programs beginning in fiscal 2012.
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
Despite the decreases in new student enrollment, application volume for prospective students increased throughout fiscal 2013 compared to fiscal 2012. New student cohort retention, which we measure 180 days after the initial start of the academic term, improved during fiscal 2013 compared to the prior year.
The declines in average enrolled student body and net revenues contributed to a 31.9% decrease in EBITDA excluding certain expenses, which was $39.1 million, at Argosy University in fiscal 2013 compared to fiscal 2012. Although operating expenses were higher as a percentage of net revenues compared to the prior year, actual costs decreased compared to the prior year primarily due to previously implemented staffing adjustments intended to align costs with enrollment levels as well as lower marketing costs.
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
The above decreases in average enrolled student body and net revenues contributed to a 42.3% year over year decrease in EBITDA excluding certain expenses, to $32.2 million, at Brown Mackie Colleges in fiscal 2013 compared to fiscal 2012. Operating expenses increased 3.6% in fiscal 2013 compared to fiscal 2012, due in part to margin erosion resulting from the transition of this segment's students from traditional book sales to the use of digital tablets and electronic books in the current fiscal year. Rent expense also increased in fiscal 2013 compared to fiscal 2012 due primarily to the comparative effect of a favorable rent credit at one of our leased school locations in fiscal 2012.
South University
Net revenues were relatively flat in fiscal 2013 compared to fiscal 2012, decreasing only 3.1% despite a decline in average enrolled student body of 13.9%, or approximately 3,060 students, and a new student enrollment decline of 34.6% compared to fiscal 2012 to 18,020 students in fiscal 2013. The decrease in average enrolled student body was partially offset by an increase in average revenue per student of 12.5% in fiscal 2013 compared to fiscal 2012 due to a greater mix of campus-based students relative to fully-online students.
The decreases in student enrollment at South University in fiscal 2013 compared to fiscal 2012 were primarily the result of fewer students enrolling in South University's fully-online programs. South University made substantial marketing strategy and operational changes for fully-online programs at the beginning of fiscal 2013 in order to more effectively attract students who it believes are more likely to apply, start and persist towards completion of their academic programs. These changes resulted in substantially fewer new students but better performance on quality metrics such as new student cohort retention, which improved significantly throughout the year for both campus-based and fully-online programs. In addition, average enrolled student body and new student enrollment, as well as application volume, increased in fiscal 2013 for campus-based programs compared to fiscal 2012.
South University's EBITDA excluding certain expenses increased to $46.6 million in fiscal 2013 compared to $10.6 million in the prior year. The increase of $36.1 million in EBITDA excluding certain expenses year over year was primarily due to the marketing and operational changes described above, which resulted in lower marketing and admissions expenses in fiscal 2013 compared to fiscal 2012.
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
Debt Restructuring
At June 30, 2014, we had $1.5 billion of indebtedness outstanding, which consisted of approximately $1.3 billion outstanding on our senior credit facility, consisting of approximately $1.1 billion of term loans and $220.0 million drawn on a revolving credit facility, and approximately $216.0 million of Cash Pay/PIK Notes. We have experienced deteriorating results from operations over the last several fiscal years due to the stagnant U.S. economy, the substantial decrease in the availability of private lending sources to fund tuition and fees, the loss of federal and state support for student financial aid, the impact of adverse publicity related to the proprietary education industry, student concerns about incurring debt to fund their education, the impact of new regulations, and our inability to increase tuition rates, among other factors. Our net revenues were $2.9 billion, $2.8 billion, $2.5 billion and $2.3 billion in fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively.
We announced in May 2014 that we did not anticipate being in compliance as of June 30, 2014 with the maximum total leverage ratio and minimum interest coverage ratio financial covenants included in our senior credit facility. In order to address our covenant compliance and debt maturity issues, we engaged in negotiations with our creditors and, after obtaining a waiver of the financial covenants through September 15, 2014, entered into the following agreements:

•
the Amendment Agreement, pursuant to which, among other things, (i) the maturity on the revolving credit facility was extended from June 1, 2015 to July 2, 2015, (ii) the Consenting Lenders under the revolving credit facility agreed to accept payment of interest in kind rather than cash through June 30, 2015, (iii) the Consenting Lenders holding term loans agreed that no amortization payments will be payable through June 30, 2015 and to accept the payment of interest in kind rather than cash through June 30, 2015, (iv) EDMC became a guarantor and granted a lien on substantially all of its assets to secure the obligations under the agreement, (v) compliance with the financial covenants was waived through June 30, 2015, and (vi) the security agreement governing the credit facility was amended such that the collateral proceeds “waterfall” set forth therein now provides that obligations owing to any lenders that are not Consenting Lenders shall be paid only after satisfaction in full of obligations owing to Consenting Lenders and swap counterparties who have executed the RSA;

•
the Supplemental Indenture, pursuant to which the Indenture governing the Cash Pay/PIK Notes was amended (i) to require us to offer all holders of the Cash Pay/PIK Notes the opportunity to receive the same consideration in the Debt Restructuring as holders of the Interim Notes, (ii) to provide for (a) the release of EDMC’s guarantee and (b) the termination of certain covenants and certain events of default, in each case upon the completion of the exchange of Cash Pay/PIK Notes and Interim Notes contemplated by the Debt Restructuring and (iii) to provide that if Education Management LLC is no longer subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, it will not be required to file reports with the Securities and Exchange Commission but instead will be required to distribute annual, quarterly and current reports to the trustee under the Indenture and hold a conference call within 20 business days of furnishing required annual and quarterly reports;

•
the Exchange Agreement, pursuant to which the holders of in excess of 86% of the outstanding Cash Pay/PIK Notes exchanged their Cash Pay/PIK Notes for a like principal amount of new Interim Notes, whose terms are substantially similar to those of the Cash Pay/PIK Notes, except that their interest is payable entirely in kind for the two interest periods ending September 30, 2014 and March 30, 2015;

•	the New Indenture, pursuant to which the Interim Notes were issued; and

•	the RSA, pursuant to which the Consenting Lenders, the Consenting Noteholders and the Consenting Shareholders agreed to support the Debt Restructuring.
Pursuant to the Debt Restructuring:

•	$150 million of revolving loans under our existing revolving credit facility will be repaid in cash at par, with such amount available for re-borrowing under a new revolving credit facility;

•
the remaining portion of our $1.5 billion of outstanding indebtedness, including the Interim Notes, will be exchanged for two first lien senior secured term loans due July 2, 2020 in the aggregate principal amount of $400 million, mandatorily convertible preferred stock, optionally convertible preferred stock and warrants for common stock; and

•
the Company’s current shareholders will retain their outstanding common stock, which in aggregate will equal 4% of the Company’s outstanding common stock after giving effect to the conversion of all of the preferred stock described above and subject to further dilution by the MIP and warrants (including those described in the next sentence) to be awarded pursuant to the Debt Restructuring. In addition, current shareholders will receive warrants for 5% of the Company’s common stock (subject to dilution by the MIP).

The mandatory or voluntary conversion, as the case may be, of new preferred stock and the exercise of warrants in connection with the Debt Restructuring is subject to a shareholder vote and regulatory approval (including from the U.S. Department of Education, accrediting agencies and state licensing agencies), which the Company anticipates obtaining in 2015.
The Amendment Agreement and New Indenture were effective upon execution and therefore, eliminate a significant portion of our interest and principal payments for 2015. In addition to the cash flow savings created through the Amendment Agreement and the Interim Notes pursuant to the New Indenture, we are also undertaking steps to reduce cash flow spending in fiscal 2015. We have developed a detailed cash savings plan and have started to execute these actions in the first quarter of fiscal 2015. Based on the amendments to the senior credit facility, the exchange of Cash Pay/PIK Notes for Interim Notes and the projected cash flow savings actions, we believe that cash flow from operations, available cash on hand supplemented from time to time with borrowings under our revolving credit facility, will provide adequate funds for ongoing operations and new debt service during the next twelve months.
Operating cash flows
Cash provided by operating activities for the fiscal year ended June 30, 2014 was $70.6 million compared to a $191.3 million inflow in the prior year. Current year cash flows were comparatively lower primarily because of reduced operating performance.
We collected the substantial majority of our consolidated net revenues during fiscal 2014 from the receipt by students of Title IV financial aid program funds. The extent to which we extend credit to our students has increased over the last several years due to decreases in the availability of PLUS program and private loans for students, and we expect this trend to continue in the future. We extend credit to students to help fund the difference between our total tuition and fees and the amount covered by other sources, including amounts awarded under Title IV programs, private loans obtained by students, and cash payments by students. We have also extended the repayment period for financing made available to students beyond graduation, most recently from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation in October 2012. The total amount of gross receivables that extend beyond twelve months approximated $61.5 million at June 30, 2014 and $52.2 million at June 30, 2013, which excludes amounts outstanding under a program that commenced in the fourth quarter of fiscal 2013 under which we purchase loans awarded and disbursed to our students from a private lender. We do not expect any increased activity to have a material impact to our cash flow from operations in fiscal 2015 as there would be greater use of our payment plans absent this program.
The additional extension of credit has contributed to an increase in uncollectible amounts in the current year compared to the prior year. Because these funding sources are not federal student loans, our students' extended payment plans do not directly affect our published federal student loan cohort default rates. However, these funding sources may have an indirect negative impact on the federal student loan cohort default rates because our students effectively may have more total debt upon graduation.
Our student receivables balance reaches a peak immediately after the billing of tuition and fees at the beginning of each academic period. We collect the majority of these receivables at or near the start of each academic period when we receive federal financial aid proceeds and cash payments from continuing students. Because the academic terms of our programs do not all coincide with our quarterly reporting periods, we may have quarterly fluctuations in cash receipts, reported net cash flow from operations, net accounts receivable, unearned tuition and advance payment balances. For the fiscal year ended June 30, 2014, there were no significant changes to the start dates of academic terms in session as compared to the prior year period.
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
Under a non-term academic structure, Direct Loans and Pell grants are typically provided in two equal disbursements each academic year. The first disbursement is usually received during the first course of a payment period, and a student’s second disbursement cannot be received until the student has successfully completed the courses that were previously funded. These factors, together with the timing of when students begin their programs, affect our operating cash flow. In a quarterly term-based Title IV program environment, disbursements are generally based on three academic terms per academic year, and institutions operating on this basis are generally allowed to draw most of a student’s financial aid at the start of a term as long as the student is enrolled at least as a half-time student. The majority of the cash received in a term-based environment is recorded as unrestricted cash and unearned tuition at the beginning of the term. However, in a non-term environment, we record Title IV amounts that we have already received for courses that a student has not begun to attend as restricted cash.  The cash is classified as restricted because we do not intend to use the funds for operating purposes until a student successfully demonstrates academic progress with respect to each course the student attends in the student’s program of study. At June 30, 2014 and 2013, restricted cash balances include $35.1 million and $39.3 million, respectively, related to aid we received from non-term students for classes that had not yet begun.
Investing cash flows
Capital expenditures were $73.8 million, or 3.2% of net revenues, in fiscal 2014, compared to $83.2 million, or 3.3% of net revenues, in fiscal 2013. The decrease in capital expenditures as a percentage of net revenues was primarily due to reductions in existing facility expansions as a result of enrollment declines and decreased investment in capital intensive programs.
Reimbursements for tenant improvements represent cash paid for capital expenditures in which the terms of the applicable lease agreements require the lessors to reimburse us for leasehold improvements.
We completed a sale-leaseback transaction in fiscal 2014 with an unrelated third party for net proceeds of $9.6 million, and in fiscal 2013, we completed five sale-leaseback transactions with unrelated third parties for net proceeds of $65.1 million. In both years, we entered into operating lease agreements with the purchasers for all properties at initial lease terms ranging from three to 15 years.
Refer to Item 8, "Financial Statements and Supplementary Data," Note 4, "Property and Equipment" for more information.
Financing cash flows
As a result of the Transaction, we were highly leveraged and had significant debt service requirements. As of June 30, 2014, we had $1,503.4 million in aggregate indebtedness outstanding, including $231.8 million due within the next twelve months, which included $219.9 million of our revolving credit facility. The largest portion of our debt was a senior secured credit facility, consisting of $1.1 billion of term loans and a $328.3 million revolving credit facility, that we obtained in connection with the Transaction. However, in September 2014, we completed negotiations with our debt holders that significantly reduced our future debt service requirements. Refer to "Debt Restructuring" above for more details.
At June 30, 2014, we had issued an aggregate of $307.6 million in letters of credit, the majority of which are issued to the U.S. Department of Education, which requires us to maintain one or more letters of credit due to our failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. The amount of the letter of credit requirement in favor of the U.S. Department of Education was $302.2 million at June 30, 2014, which equals 15% of the total Title IV aid received by students attending our institutions during fiscal 2013.

In order to fund the current letter of credit obligation to the U.S. Department of Education, we used all $200.0 million of capacity under our cash secured letter of credit facilities and $102.2 million of letter of credit capacity under the revolving credit facility. Letters of credit outstanding under the revolving credit facility reduce the amount available for borrowing; therefore, including $219.9 million of outstanding borrowings on the revolving credit facility at June 30, 2014, we had $0.8 million available to borrow under the revolving credit facility at June 30, 2014.
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
See Part I, Item 1 “Business — Student Financial Assistance — Program Integrity Regulations.”
Contractual obligations
The following table describes our commitments as of June 30, 2014 under various contracts and agreements. Under "Debt Restructuring," the amendment to the senior credit facility and the terms of the new Indenture were effective upon execution and therefore, eliminate a significant portion of our interest and principal payments for 2015. Refer to "Debt Restructuring" above for more information.

		Payments due by fiscal year ending June 30 (in thousands)
	Total amounts committed	2015	2016	2017	2018	2019	Thereafter
Revolving credit facility	$219,890	$219,890	$—	$—	$—	$—	$—
Term loan, maturing on June 1, 2016	728,369	8,085	720,284	—	—	—	—
Term loan, maturing on March 31, 2018, gross of discount of $2,288 (1)	341,471	3,790	3,788	3,753	330,140	—	—
Senior cash pay/PIK notes due 2018, including discount of $22,335 and PIK interest of $17,700 (2)	255,944	—	—	—	—	255,944	—
Total short-term and long-term debt	1,545,674	231,765	724,072	3,753	330,140	255,944	—
Interest payments (3)	342,220	118,220	94,683	62,990	66,234	93	—
Operating leases, extending through 2029	1,017,193	184,954	149,890	142,686	125,514	110,384	303,765
Unconditional purchase obligations	24,917	24,883	34	—	—	—	—
Total commitments	$2,930,004	$559,822	$968,679	$209,429	$521,888	$366,421	$303,765
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
(3) Interest payments are based on either the fixed rate or the variable rate as of June 30, 2014 and assume that repayments are in accordance with the loan agreements without giving effect to mandatory prepayments.
Contingencies
See Item 8, “Financial Statements and Supplementary Data,” Note 14, “Commitments and Contingencies."
Off Balance Sheet Arrangements

At June 30, 2014, we have provided $19.3 million of surety bonds primarily to state regulatory agencies through four different surety providers. We are required to maintain a deposit in a collateral account for a portion of the bond amount outstanding, which has resulted in $7.3 million being classified as restricted cash at June 30, 2014.
Indebtedness
For information on our debt structure at June 30, 2014, which has been superseded by the Debt Restructuring, refer to Item 8, "Financial Statements and Supplementary Data," Note 8, "Short-Term and Long-Term Debt." In the event that we consummate the Debt Restructuring, existing debt and interest rate swap agreements would be exchanged for the following under the terms of the RSA:

•
A new revolving facility with a maturity date of March 31, 2019 with an aggregate commitment of approximately $258 million, of which approximately $108 million would be available only for the issuance of letters of credit and $150 million would be available for revolving loans or up to an additional $100 million of letters of credit.  Upon consummation of the restructuring, the new revolving facility is expected to have $108 million of letters of credit outstanding, and to otherwise be undrawn;

•	A $150 million term loan due July 2, 2020 at an interest rate of LIBOR plus 450 basis points;

•
A $250 million term loan due July 2, 2020 at an interest rate of LIBOR plus 750 basis points, with cash interest equal to 2% of the principal balance for the first two years and the remainder of the interest payable in kind during such period at the election of the borrower; and

•	The maturity date on our two outstanding cash secured letters of credit which provide for the issuance of up to $200 million of letters of credit will be extended to March 31, 2019.

The Consenting Creditors will also receive preferred stock which will convert automatically into common stock upon the consummation of the transaction and transfer voting control of EDMC to the Consenting Creditors, which will constitute a change in control requiring approval of the U.S. Department of Education and numerous institutional accrediting agencies, state licensing agencies and programmatic accreditors. In the event that we do not consummate the Debt Restructuring in accordance with the RSA, the Consenting Creditors may terminate the RSA and we will be required to refinance or satisfy the terms of our existing indebtedness, including our $328.0 million revolving credit facility which matures on July 2, 2015. Our compliance with the deadlines in the RSA is subject to a number of regulatory agencies interpreting their own regulations and responding to us on a timely basis and approving the transfer of voting control of EDMC to the Consenting Creditors.
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
Following the Transaction, the U.S. Department of Education separately considered our and our schools’ compliance with the financial responsibility requirements on a consolidated basis. Due to the amount of indebtedness we incurred and goodwill we recorded in connection with the Transaction, we have not met the required quantitative measures of financial responsibility on a consolidated basis since the Transaction, including as of June 30, 2014. As a result, all of our institutions have been provisionally certified to participate in Title IV programs and we are required to post a letter of credit with the U.S. Department of Education. The amount of the letter of credit is currently set at 15% of the Title IV program funds received by students at our schools during fiscal 2013, or $302.2 million. While provisional certification does not by itself limit an institution's access to Title IV program funds, it does subject our institutions to closer review by the U.S. Department of Education and possible summary adverse action if one of our institutions commits a material violation of Title IV program requirements. Additionally, the U.S. Department of Education has placed our institutions on heightened cash monitoring Level 1 due to the provisional certification and has included a requirement in our program participation agreements that we obtain their approval prior to offering new programs at some of our institutions. These restrictions, along with the letter of credit requirement, will be in effect until at least June 2015 and are likely to continue beyond that date. Furthermore, because we are provisionally certified, the U.S. Department of Education has the discretion to change the amount of our required letter of credit and to impose additional conditions or limitations, including additional restrictions on our receipt of Title IV funds. Outstanding letters of credit reduce the availability under our revolving credit facility, and in the future, we may not have sufficient letter of credit capacity under our revolving credit facility and cash secured letter of credit facilities to satisfy the letter of credit requirement for the U.S. Department of Education. No assurance can be given that additional restrictions which may be imposed by the U.S. Department of Education due to our failure to satisfy the financial responsibility standards will not materially and adversely impact our revenues and cash flows.
Under a provision of the HEA commonly referred to as the “90/10 Rule”, an institution will cease to be eligible to participate in Title IV programs if, on a cash accounting basis, more than 90% of its revenues for each of two consecutive fiscal years were derived from Title IV programs. If an institution loses its Title IV eligibility under the 90/10 Rule, it may not reapply for eligibility until the end of two fiscal years. Institutions that fail to satisfy the 90/10 Rule for one fiscal year are placed on provisional certification. For our institutions that disbursed federal financial aid during fiscal 2014, the percentage of revenues derived from Title IV programs ranged from approximately 55% to 81%, with a weighted average of approximately 76% in fiscal 2014 compared to a range of 56% to 82%, with a weighted average of approximately 76% in fiscal 2013.
The following table shows the 90/10 ratio for each of our institutions for the fiscal year ended June 30, 2014:

Institution	90/10 Ratio
Brown Mackie College - Salina	81%
The Art Institute of Pittsburgh	81%
South University	80%
The Art Institute of Phoenix	80%
Argosy University	77%
The Illinois Institute of Art - Chicago	76%
The Art Institute of New York City	74%
The Art Institute of Philadelphia	74%
The Art Institute of York - Pennsylvania	72%
The Art Institute of Fort Lauderdale	72%
The Art Institute of Atlanta	71%
The Art Institute of Portland	70%
The New England Institute of Art	69%
The Art Institute of Houston	68%
The Art Institutes International Minnesota	67%
The Art Institute of Colorado	63%
Miami International University of Art & Design	58%
The Art Institute of Seattle	55%
Continued decreases in the availability of state grants, together with the inability of households to pay cash due to the current economic climate and decreased availability of private loans, have adversely impacted our ability to comply with the 90/10 Rule because state grants generally are considered cash payments for purposes of the 90/10 Rule. During fiscal 2014, students attending our schools received financial aid from military sources representing approximately $195 million of our net revenues, of which the significant majority was from the U.S. Department of Veteran Affairs and a lesser amount was from the U.S. Department of Defense. Some members of Congress have proposed substantially decreasing the amount of education benefits available to veterans and the budget for the U.S. Department of Defense in connection with the current federal budget issues. A material decrease to the funding of military education benefit programs would have a materially adverse effect on our ability to comply with the 90/10 Rule. If any of our institutions violates the 90/10 Rule, its ineligibility to participate in Title

IV programs for at least two years would have a material adverse effect on our enrollments, net revenues and results of operations.
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
Revenue Recognition and Receivables
We bill tuition and housing revenues at the beginning of an academic term and recognize the revenue on a pro rata basis over the term of instruction or occupancy. Some of our academic terms have starting and ending dates that differ from our fiscal quarters. Therefore, at the end of each fiscal quarter, we may have tuition from these academic terms for which the associated revenue has not been earned. Such amounts are recorded as unearned tuition as a current liability in the accompanying consolidated balance sheets. Advance payments are generally refundable and relate to payments received for future academic periods and are also recorded as a current liability in the accompanying consolidated balance sheets. We recognize revenue at the time of the sale in the case of certain point-of-sale transactions, such as bookstore sales.
If a student withdraws from one of our schools, the extent of his or her obligation for tuition and fees is limited depending on when the student withdraws during an academic term. We reduce the student’s obligation to us depending upon our refund policies, which vary by state and institution and take into account the refund requirements of the U.S. Department of Education, most state education authorities that regulate our schools, the accrediting commissions that accredit our schools and individual institutional policies (collectively, “Refund Policies”). In the vast majority of situations, if a student withdrew from school after attending classes for at least 60.0% of a term of instruction, he or she would not be eligible for any reduction in tuition under our Refund Policies. Accordingly, the student would have to pay us the balance of the tuition and fees that we have not received already either in the form of financial aid or payments from the student. If a student withdraws from school prior to attending classes for at least 60.0% of a term of instruction, however, we may reduce the amount of a student’s obligation for tuition and fees based on a tiered approach under which, in general, the greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term.
Based on the application of our refund policies, we may be entitled to incremental revenue on the day the student withdraws from one of our schools. Prior to fiscal 2014, we recorded this incremental revenue, related student receivable and an estimate of the amount we did not expect to collect as bad debt expense during the fiscal quarter a student withdrew. Effective in fiscal 2014, we reassess collectability when a student withdraws from the institution (i.e., is no longer enrolled) and record incremental revenue after a student's withdrawal from school based on cash received. This correction in our policy had the effect of reducing net revenues and student receivables by $36.7 million and bad debt expense and the corresponding allowance for doubtful accounts by $33.2 million, which resulted in an increase to the loss before taxes of $3.5 million in the fiscal year ended June 30, 2014. Prior year amounts were not corrected because the effects were not material.
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
We record student receivables at cost less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by categorizing gross receivables based upon the enrollment status of the student. The allowance is established based on the likelihood of collection considering our historical experience, which is updated on a quarterly basis. The methodology results in a higher reserve rate for out-of-school students compared to in-school students. Student accounts are monitored through an aging process whereby past due accounts are pursued. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are reserved for at a high rate and are written off after collection attempts have been unsuccessful.
For sensitivity purposes:

•
a one percentage point change in our allowance for doubtful accounts as a percentage of gross current and non-current student receivables at June 30, 2014 would have resulted in a pre-tax change in income of approximately $4.1 million.

•	if our bad debt expense were to change by one percent of net revenue for the fiscal year ended June 30, 2014, we would have recorded a pre-tax change in income of approximately $22.7 million.
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
During fiscal 2014, we recorded an impairment of long-lived assets of $6.1 million in the consolidated statement of operations as estimated future cash flows at 3 of our Brown Mackie College locations were insufficient to support the carrying values of their property and equipment. We also recorded a $3.6 million impairment of definite-lived curriculum intangible assets in fiscal 2014 at Argosy University as the estimated future cash flows could not support the carrying value. During the fiscal year ended June 30, 2013, we recorded an impairment of $1.2 million on the net property and equipment because anticipated future cash flows at one of our schools could not support the carrying value of its property and equipment.
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
During the second quarter of fiscal 2014, we observed declining application trends for future academic terms, particularly at The Art Institutes reporting unit, and performed a sensitivity analysis of its fair value using the most recently completed long range forecast and available earnings multiples of our peer group. This sensitivity analysis resulted in concluding that none of our reporting units experienced a triggering event that would have required a step one interim goodwill impairment analysis at December 31, 2013. Additionally, The Art Institutes had positive year-over-year growth in new student enrollment during the second fiscal quarter.

During the quarter ended March 31, 2014, new students decreased approximately 16% at The Art Institutes compared to the prior year quarter. Due primarily to lower than anticipated application production for future periods at The Art Institutes together with a significant deterioration in our market capitalization and credit rating downgrades during the quarter resulted in us no longer believing that it was more-likely-than-not that the fair values of each of our reporting units exceeded their carrying values at March 31, 2014. As a result, we revised our long-term projections and performed a step one interim goodwill impairment test for each of our reporting units at March 31, 2014.
The step one interim impairment tests performed as of March 31, 2014 used cash flow projections and market data as of that date. The Company does not believe that cash flow projections or the earnings multiples of its publicly-traded peer companies changed materially between March 31, 2014 and the Company's annual assessment date, which is April 1, 2014. In addition, management considered the change in the Company's stock price between these dates and concluded that based on all the available evidence, the impairment test performed as of March 31, 2014 was appropriate to use as the Company's annual April 1, 2014 test. The test indicated that the fair value of The Art Institutes fell below its carrying value as of March 31, 2014. Therefore, a step two test was required to be performed for The Art Institutes reporting unit, which yielded a goodwill impairment charge of $433.7 million in the quarter ended March 31, 2014.
During the quarter ended June 30, 2014, we made several decisions that materially affected the short-term projections at The Art Institutes and revised consolidated projections accordingly. In addition, we continued to experience significant deterioration in the market capitalization of our stock and declines in the fair values of our publicly-traded debt. These facts and circumstances, among others, resulted in us performing a step one interim goodwill impairment test for each of our reporting units at June 30, 2014, the results of which indicated that all applicable reporting units had fair values in excess of their carrying values by more than 25% at June 30, 2014.
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

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital ("WACC"). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. We develop cost of equity estimates using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which we estimate using the average return on corporate bonds as of the valuation date, adjusted for taxes. At June 30, 2014, the WACC used to estimate the fair value of The Art Institutes reporting unit was 15.5% while the Argosy University and South University reporting units used a WACC of 18.0%, which represented an increase of 0.5% compared to March 31, 2014 due to an increase in the industry-specific beta component of the WACC. Holding all other factors constant, an increase in the discount rate of 100 basis points would not have resulted in the carrying values of The Art Institutes, Argosy University and South University exceeding their estimated fair values at June 30, 2014.

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
In connection with the two interim goodwill impairment tests we completed in fiscal 2014, we revalued The Art Institutes trade name at March 31, 2014 and June 30, 2014 using the relief from royalty method (income approach), which is the same method we used to value this asset as of the Transaction date. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. Based on revenue projections as of March 31, 2014 and June 30, 2014 and assumptions of a royalty rate of 1.5% and 1.0%, respectively, and a discount rate of 15.5% and 16.0%, we determined there were impairments of $75.5 million and $41.3 million that were required for this asset at March 31, 2014 and June 30, 2014. The royalty rate decreased throughout the year due primarily due to reductions in long term revenue forecasts at The Art Institutes compared to the prior year long range projections. The increase in the discount rate was consistent with the increase noted above in the WACC used in the goodwill impairment analysis for The Art Institutes. At June 30, 2014, the remaining carrying value of The Art Institutes trade name is $73.2 million.
We also revalued the licensing, accreditation and Title IV program participation assets for all reporting units at March 31, 2014 and June 30, 2014 using the same approaches used to value these assets as of the date of the Transaction. These assets were valued by a combination of the cost and income approaches. The cost approach is used for the licensing and accreditation portions of this asset. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows. We recorded an $8.0 million impairment of these assets at The Art Institutes during the fiscal year ended June 30, 2014.
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
Excluding goodwill impairment charges incurred, we have been in a cumulative pre-tax loss position for the past three fiscal years ended June 30, 2014. Management considered the cumulative loss for book purposes as well as sources of taxable income and concluded that it was not more-likely-than-not that our deferred tax assets would be fully realized. Accordingly, we recorded a broader valuation allowance against both federal and state deferred tax assets in fiscal 2014 than in previous years. At June 30, 2014 and 2013, we had gross deferred tax assets of $201.3 and $185.6 million respectively, and valuation allowances against those gross deferred tax assets of $152.3 and $24.8 million, respectively.
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
Stock-based compensation
Effective in September 2012, we adopted the Education Management Corporation 2012 Omnibus Long-Term Incentive Plan to issue stock options, stock appreciation rights, restricted stock, restricted stock units and other forms of long-term incentive compensation. We use the Black-Scholes-Merton option pricing model to determine the fair value of both our time-based and performance-based stock options at the grant date. The forfeiture rate at the date of a grant is generally determined using a historical rate based on actual experience; we review actual forfeitures on a periodic basis and update actual and estimated future compensation expense accordingly.
At June 30, 2014, we had unrecognized compensation relating to all stock-based awards of $29.8 million, which would be recognized in full upon the consummation of a change in control of the Company. See Item 8, "Financial Statements and Supplementary Data," Note 12, “Share-Based Compensation" for more information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In September 2014, we completed negotiations with our debt holders that significantly reduced our future debt service requirements. Refer to Item 7, "Management's Discussion and Analysis" under "Key Trends, Developments and Challenges" for more details.
At June 30, 2014, we had total debt obligations of $1,503.4 million, including $1,287.4 million of variable rate debt under the senior secured credit facility, at a weighted average interest rate of 8.2%.
We have two interest rate swaps that historically have qualified as cash flow hedges and effectively hedge our exposure to fluctuations in interest rate changes. These swaps are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. These derivative financial instruments are carried at fair value on our consolidated balance sheet, which is based on the framework discussed in Note 9, "Derivative Instruments," to the accompanying consolidated financial statements. We do not use derivative instruments for trading or speculative purposes.
After giving effect to interest rate swaps, only $662.4 million of our variable rate debt was subject to market rate risk at June 30, 2014. A hypothetical change of 1.25% in interest rates from June 30, 2014 levels would have increased or decreased interest expense by approximately $8.3 million in the fiscal year ended June 30, 2014 for the variable rate debt, after giving effect to the interest rate swaps. For the fiscal year ended June 30, 2014, we recorded a net change in the unrecognized loss on the interest rate swaps of $6.1 million, net of tax, in other comprehensive loss consisting of a $7.9 million increase from reclassification into earnings partially offset by a reduction of $1.8 million due to a periodic revaluation. On September 4, 2014, in connection with the Debt Restructuring described in Item 8, "Financial Statements and Supplementary Data," Note 2, "Summary of Significant Accounting Policies," under "Basis of Presentation," EM LLC entered into agreements to terminate its interest rate swaps at termination values payable to the counter-parties in the form of a combination of term loans and preferred stock. As a result, approximately $7 million will be reclassified from other comprehensive loss to the statement of operations, net of tax, during the first quarter of fiscal 2015.
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

We have audited the accompanying consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and shareholders' equity for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position Education Management Corporation and Subsidiaries at June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Education Management Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 16, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
October 16, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Education Management Corporation and Subsidiaries

We have audited Education Management Corporation and Subsidiaries internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Education Management Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the selection and application of generally accepted accounting principles (GAAP) related to revenue recognition. Members of the Company’s management team with the appropriate level of accounting knowledge, experience and training commensurate with the financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure proper application of GAAP in certain circumstances. Specifically, the process for analyzing the collectibility criterion for revenue recognition was not designed to assess collectibility, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Education Management Corporation and Subsidiaries as of June 30, 2014 and 2013, and related consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity for each of the three years in the period ended June 30, 2014 of Education Management Corporation and Subsidiaries. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated October 16, 2014 , which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Education Management Corporation and Subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
October 16, 2014

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$270,567	$130,695
Restricted cash	271,681	271,340
Total cash, cash equivalents and restricted cash	542,248	402,035
Student receivables, net of allowances of $143,335 and $174,760 (Note 6)	210,182	206,406
Notes, advances and other receivables	57,908	32,547
Deferred income taxes (Note 11)	24,502	76,927
Prepaid income taxes	5,283	20,854
Other current assets	35,843	32,850
Total current assets	875,966	771,619
Property and equipment, net (Note 4)	429,457	525,625
Goodwill (Note 5)	343,406	777,153
Intangible assets, net (Note 5)	169,823	300,435
Other long-term assets	58,384	48,524
Total assets	$1,877,036	$2,423,356
Liabilities and shareholders’ (deficit) equity
Current liabilities:
Revolving credit facility (Note 8)	$219,890	$75,000
Current portion of long-term debt (Note 8)	11,875	12,076
Accounts payable	38,553	32,559
Accrued liabilities (Note 7)	167,282	157,417
Unearned tuition	115,869	113,371
Advance payments	81,856	95,675
Total current liabilities	635,325	486,098
Long-term debt, less current portion (Note 8)	1,271,586	1,273,164
Deferred income taxes (Note 11)	58,577	72,622
Deferred rent	185,795	201,202
Other long-term liabilities	10,626	34,414
Shareholders’ (deficit) equity:
Common stock, at par	1,452	1,435
Additional paid-in capital	1,815,860	1,794,846
Treasury stock, at cost	(331,877)	(328,605)
Accumulated deficit	(1,762,096)	(1,098,179)
Accumulated other comprehensive loss	(8,212)	(13,641)
Total shareholders’ (deficit) equity	(284,873)	355,856
Total liabilities and shareholders’ (deficit) equity	$1,877,036	$2,423,356

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Fiscal Year Ended June 30,
	2014	2013	2012
Net revenues	$2,272,736	$2,498,599	$2,760,967
Costs and expenses:
Educational services	1,373,699	1,447,097	1,502,356
General and administrative	667,567	689,143	762,863
Depreciation and amortization	152,501	164,712	158,663
Long-lived asset impairments (Notes 4 and 5)	568,216	300,104	1,662,288
Total costs and expenses	2,761,983	2,601,056	4,086,170
Loss before interest, loss on debt refinancing and income taxes	(489,247)	(102,457)	(1,325,203)
Interest expense, net	128,033	124,663	110,330
Loss on debt refinancing (Note 8)	—	5,232	9,474
Loss before income taxes	(617,280)	(232,352)	(1,445,007)
Income tax expense (benefit) (Note 11)	46,637	12,038	(11,437)
Net loss	$(663,917)	$(244,390)	$(1,433,570)
Loss per share: (Note 3)
Basic	$(5.29)	$(1.96)	$(11.32)
Diluted	$(5.29)	$(1.96)	$(11.32)
Weighted average number of shares outstanding: (Note 3)
Basic	125,504	124,560	126,659
Diluted	125,504	124,560	126,659

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Fiscal Year Ended June 30,
	2014	2013	2012
Net loss	$(663,917)	$(244,390)	$(1,433,570)
Other comprehensive income (loss):
Net change in interest rate swaps:
Periodic revaluation of interest rate swaps, net of tax benefit of $1,252, $1,545 and $8,049	(1,799)	(2,619)	(13,646)
Reclassification adjustment for interest recognized in consolidated statements of operations, net of tax expense of $4,658, $4,448 and $4,988	7,898	7,542	8,457
Net change in unrecognized loss on interest rate swaps, net of tax	6,099	4,923	(5,189)
Foreign currency translation loss	(670)	(527)	(658)
Other comprehensive income (loss)	5,429	4,396	(5,847)
Comprehensive loss	$(658,488)	$(239,994)	$(1,439,417)

The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(663,917)	$(244,390)	$(1,433,570)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization of property and equipment	146,158	157,871	151,023
Amortization of intangible assets	6,343	6,841	7,640
Bad debt expense	141,946	171,850	163,926
Long-lived asset impairments	568,216	300,104	1,662,288
Amortization of debt issuance costs	14,160	8,460	1,071
Loss on debt refinancing	—	5,232	9,474
Share-based compensation	16,419	17,112	13,290
Non-cash adjustments related to deferred rent	(18,654)	(17,477)	(12,956)
Amortization of deferred gains on sale-leaseback transactions	(2,252)	(1,575)	—
Deferred income taxes	36,274	(18,840)	(130,194)
Changes in assets and liabilities:
Restricted cash	(341)	(3,460)	(220,367)
Receivables	(174,163)	(195,336)	(220,319)
Reimbursements for tenant improvements	2,457	10,054	15,307
Inventory	(469)	2,505	1,203
Other assets	7,338	15,151	(3,856)
Accounts payable	4,404	(19,596)	(1,637)
Accrued liabilities, including income taxes	(1,998)	6,092	20,454
Unearned tuition	2,497	(2,906)	(23,873)
Advance payments	(13,772)	(6,385)	(9,754)
Total adjustments	734,563	435,697	1,422,720
Net cash flows provided by (used in) operating activities	70,646	191,307	(10,850)
Cash flows from investing activities:
Expenditures for long-lived assets	(73,760)	(83,241)	(93,546)
Proceeds from sale of fixed assets	9,565	65,065	—
Reimbursements for tenant improvements	(2,457)	(10,054)	(15,307)
Other	—	2,418	—
Net cash flows used in investing activities	(66,652)	(25,812)	(108,853)
Cash flows from financing activities:
Borrowings under revolving credit facility	219,890	75,000	111,300
Payments under revolving credit facility	(75,000)	(111,300)	(79,000)
Repayment of senior notes	—	(171,953)	—
Principal payments on long-term debt	(12,051)	(12,155)	(11,025)
Debt issuance costs and other	—	(5,232)	(11,928)
Issuance of common stock as a result of stock-option exercises	2,968	3	2,355
Gross excess tax benefit from share-based compensation	3,417	—	263
Minimum tax withholding requirements for restricted stock units	(3,272)	—	—
Common stock repurchased for treasury	—	—	(104,073)
Net cash flows provided by (used in) financing activities	135,952	(225,637)	(92,108)
Effect of exchange rate changes on cash and cash equivalents	(74)	(171)	(405)
Net change in cash and cash equivalents	139,872	(60,313)	(212,216)
Cash and cash equivalents, beginning of period	130,695	191,008	403,224
Cash and cash equivalents, end of period	$270,567	$130,695	$191,008
Cash paid (received) during the period for:
Interest (including swap settlement)	$116,639	$111,396	$116,014
Income taxes, net of refunds	$(1,464)	$46,699	$114,629
	As of June 30,
Noncash investing activities:	2014	2013	2012
Capital expenditures in current liabilities	$13,780	$9,022	$13,201

 The accompanying notes are an integral part of these consolidated financial statements.

EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock at Par Value (2)	Additional Paid-in Capital	Treasury Stock, at cost (2)	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss		Total
	(In thousands)
June 30, 2011	$1,431	$1,761,848	$(226,926)	$579,781	$(12,190)		$2,103,944
Net loss	—	—	—	(1,433,570)	—		(1,433,570)
Share-based compensation	—	13,290	—	—	—		13,290
Exercise of stock-options including net excess tax benefit	3	2,594	—	—	—		2,597
Common stock repurchased for treasury	—	—	(101,679)	—	—		(101,679)
Other comprehensive loss	—	—	—	—	(5,847)		(5,847)
June 30, 2012	1,434	1,777,732	(328,605)	(853,789)	(18,037)		578,735
Net loss	—	—	—	(244,390)	—		(244,390)
Share-based compensation	1	17,111	—	—	—		17,112
Exercise of stock-options	—	3	—	—	—		3
Other comprehensive loss	—	—	—	—	4,396		4,396
June 30, 2013	1,435	1,794,846	(328,605)	(1,098,179)	(13,641)	(1)	355,856
Net loss	—	—	—	(663,917)	—		(663,917)
Share-based compensation	—	16,419	—	—	—		16,419
Exercise of stock-options	17	2,951	—	—	—		2,968
Net excess tax benefit from share based compensation	—	1,644	—	—	—		1,644
Minimum tax withholding requirements for restricted stock units	—	—	(3,272)	—	—		(3,272)
Other comprehensive income	—	—	—	—	5,429		5,429
June 30, 2014	$1,452	$1,815,860	$(331,877)	$(1,762,096)	$(8,212)	(1)	$(284,873)

(1)
The balance in accumulated other comprehensive loss at June 30, 2014 and 2013 was comprised of $6.6 million and $12.7 million of cumulative unrealized losses on interest rate swaps, net of tax, respectively and $1.6 million and $0.9 million of cumulative foreign currency translation losses, respectively.

(2)
There were 600,000,000 authorized shares of $0.01 par value common stock at June 30, 2014 and 2013. Common stock outstanding and treasury stock balances and activity were as follows for the periods indicated:

	Treasury Shares	Net Shares Outstanding
June 30, 2011	13,333,972	129,811,749
Repurchased for treasury	5,568,168	(5,568,168)
Issued for stock-based compensation plans	—	234,226
June 30, 2012	18,902,140	124,477,807
Issued for stock-based compensation plans	—	123,717
June 30, 2013	18,902,140	124,601,524
Issued for stock-based compensation plans	—	1,716,419
Minimum tax withholding requirements for restricted stock units	274,644	(274,644)
June 30, 2014	19,176,784	126,043,299

The accompanying notes are an integral part of these consolidated financial statements.

1.	DESCRIPTION OF BUSINESS AND CHANGE IN OWNERSHIP

Description of Business
Education Management Corporation ("EDMC" and collectively with its subsidiaries, the “Company”) is among the largest providers of post-secondary education in North America, with approximately 125,560 enrolled students as of October 2013. The Company offers campus-based education through four different education systems and through online platforms at three of the four education systems, or through a combination of both. These four education systems comprise the Company's reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University. Refer to Note 17, "Segment Reporting" for additional information.
The Company is committed to offering quality academic programs and strives to improve the learning experience for its students to help them achieve their educational goals across the spectrum of in-demand careers. The Company's innovative academic programs are designed with an emphasis on employment-focused content and technology that advances education, and are taught primarily by faculty members who, in addition to having appropriate academic credentials, offer practical and relevant professional experience in their respective fields.
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
In June 2010, the Company’s Board of Directors approved a stock repurchase program under which it could purchase its common stock in the open market, in privately negotiated transactions, through accelerated repurchase programs or in structured share repurchase programs. From the inception of the stock repurchase program through its expiration on December 31, 2012, the Company repurchased 18.9 million shares of its common stock for a total cost of $328.6 million.
Government Regulations
Each of the Company’s schools located in the United States is recognized by accreditation agencies and by the U.S. Department of Education, enabling students to access federal student loans, grants and other forms of public and private financial aid. Participating institutions are required to administer Title IV program funds in accordance with the Higher Education Act of 1965, as amended (“HEA”), and U.S. Department of Education regulations and must use diligence in approving and disbursing funds and servicing loans. In the event a participating institution does not comply with federal requirements or if student loan default rates are at a level that exceeds certain thresholds set by statute and regulation, that institution could lose its eligibility to participate in Title IV programs or could be required to repay funds determined to have been improperly disbursed. Most of the students who attend the Company’s institutions participate in federal and state financial aid and assistance programs. The percentage of net revenues derived from Title IV programs ranged from approximately 55% to 81%, with a weighted average of approximately 76% in fiscal 2014 compared to a range of 56% to 82%, with a weighted average of approximately 76% in fiscal 2013.
Revisions and Reclassifications
The goodwill impairment charges from fiscal 2013 and 2012 have been adjusted as further described in Note 5, "Goodwill and Intangible Assets" under "Correction of Immaterial Errors." In addition, certain amounts in prior periods have been reclassified to conform to the fiscal 2014 presentation, with no effect on previously reported net income or shareholders' equity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation (Including Debt Restructuring)
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30.

The Company has experienced deteriorating results from operations over the last several fiscal years, which coupled with the use of cash, created uncertainty as to the Company's ability to continue as a going concern. The Company has entered into the following agreements and taken the following actions to mitigate these risks:

•
an amendment agreement dated September 5, 2014 (the "Amendment Agreement"), with the holders of in excess of 98% of the term loan facilities and 100% of the revolving credit facility (collectively, the "Consenting Lenders") pursuant to which, among other things, (i) the maturity on the revolving credit facility was extended from June 1, 2015 to July 2, 2015, (ii) the Consenting Lenders under the revolving credit facility agreed to accept payment of interest in kind rather than cash through June 30, 2015, (iii) the Consenting Lenders holding term loans agreed that no amortization payments will be payable through June 30, 2015 and to accept the payment of interest in kind rather than cash through June 30, 2015, (iv) EDMC became a guarantor and granted a lien on substantially all of its assets to secure the obligations under the agreement, (v) compliance with the financial covenants was waived through June 30, 2015, and (vi) the security agreement governing the credit facility was amended such that the collateral proceeds “waterfall” set forth therein now provides that obligations owing to any lenders that are not Consenting Lenders shall be paid only after satisfaction in full of obligations owing to Consenting Lenders and swap counterparties who have executed the RSA (as defined below);

•
a supplemental indenture dated September 5, 2014 (the "Supplemental Indenture"), pursuant to which the Indenture governing the cash pay/PIK notes due 2018 (the "Cash Pay/PIK Notes") was amended (i) to require the Company to offer all holders of the Cash Pay/PIK Notes the opportunity to receive the same consideration in the Debt Restructuring (as defined below) as holders of the Interim Notes (as defined below), (ii) to provide for (a) the release of EDMC’s guarantee and (b) the termination of certain covenants and certain events of default, in each case upon the completion of the exchange of Cash Pay/PIK Notes and Interim Notes contemplated by the Debt Restructuring and (iii) to provide that if Education Management LLC is no longer subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, it will not be required to file reports with the Securities and Exchange Commission but instead will be required to distribute annual, quarterly and current reports to the trustee under the Indenture and hold a conference call within 20 business days of furnishing required annual and quarterly reports;

•
an exchange agreement dated September 5, 2014 (the "Exchange Agreement"), pursuant to which the holders of 86% of the outstanding Cash Pay/PIK Notes exchanged their Cash Pay/PIK Notes for a like principal amount of new Senior PIK Toggle Notes due 2018 (the "Interim Notes" and together with the Cash Pay/PIK Notes, the "Notes"), whose terms are substantially similar to those of the Cash Pay/PIK Notes, except that their interest is payable entirely in kind for the two interest periods ending September 30, 2014 and March 30, 2015;

•	a new indenture dated September 5, 2014 (the "New Indenture"), pursuant to which the Interim Notes were issued; and

•
a Restructuring Support Agreement dated September 4, 2014 (the "RSA"), pursuant to which the Consenting Lenders, holders of in excess of 65% of the outstanding Notes (the "Consenting Noteholders"), certain of the Company's swap counter-parties and holders of in excess of 72% of the Company's outstanding common stock (the "Consenting Shareholders") agreed to support a comprehensive debt restructuring ("Debt Restructuring") as described below.

Pursuant to the Debt Restructuring:

•	$150 million of revolving loans under the existing revolving credit facility will be repaid in cash at par, with such amount available for re-borrowing under a new revolving credit facility;

•
the remaining portion of the Company's $1.5 billion of outstanding indebtedness, including the Interim Notes, will be exchanged for two first lien senior secured term loans due July 2, 2020 in the aggregate principal amount of $400 million, mandatorily convertible preferred stock, optionally convertible preferred stock and warrants for common stock; and

•
the Company’s current shareholders will retain their outstanding common stock, which in aggregate will equal 4% of the Company’s outstanding common stock after giving effect to the conversion of all of the preferred stock described above and subject to further dilution by a management incentive plan (the "MIP") and warrants (including those described in the next sentence) to be awarded pursuant to the Debt Restructuring. In addition, current shareholders will receive warrants for 5% of the Company’s common stock (subject to dilution by the MIP).

In addition to these actions, management has developed a plan to reduce cash outflows in fiscal 2015 in order to maintain sufficient liquidity to allow the Company to meet its obligations as they become due. While no assurance can be given that management’s plan will be fully implemented in fiscal 2015, based on the agreements executed and management’s projected cash flows for fiscal 2015, management believes that cash flow from operations and available cash on hand, supplemented from time to time with borrowings under the revolving credit facility, will provide adequate funds for ongoing operations, required debt service and other obligations as they become due during the next twelve months.
The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue to operate as a going concern and do not include any adjustments that might result from the Company not being able to continue as a going concern.  Accordingly, assets and liabilities are recorded on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. These investments are stated at cost, which approximates fair value.
The Company’s institutions hold funds from the United States government under various student aid grant and loan programs in separate bank accounts, and serve as trustee for the U.S. Department of Education or respective lender or student borrower, as applicable. The Company does not record funds held in these bank accounts as cash or restricted cash until the authorization and disbursement process has occurred. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and become available for use in current operations, except as noted in footnote two to the table below. This transfer generally occurs for the period of the academic term for which such funds were authorized, with no term being more than 16 weeks in length.
Restricted cash consisted of the following at June 30 (in thousands):

	2014	2013
Cash secured letters of credit (1)	$210,000	$210,000
Title IV funds received in excess of charges applied (2)	50,406	56,595
Surety bonds (3)	7,275	—
Escrowed in connection with student lending program (4)	2,500	2,500
Endowments (5)	1,500	1,500
Escrowed in connection with operating lease	—	745
Restricted cash	$271,681	$271,340

(1) Includes liens on certain of the Company's cash deposits, which equal 105% of the aggregate $200.0 million of outstanding letters of credit under the Company's cash secured letter of credit facilities further explained in Note 8, "Short-Term and Long-Term Debt." Such cash is not available for any purpose other than to reimburse drawings under the letters of credit or to pay related fees and obligations.
(2) U.S. Department of Education regulations require Title IV program funds received by the Company’s educational institutions in excess of the charges applied to the relevant students at that time to be, with these students’ permission, maintained and classified as restricted. In addition, some states have similar requirements. Such funds are recorded as restricted cash due to legal restrictions on the use of the funds and as advance payments on the Company’s consolidated balance sheets. The balances also include $35.1 million and $39.3 million at June 30, 2014 and 2013, respectively, related to Title IV amounts that the Company has already received for courses that fully-online students attending Argosy University and South University have not begun. Since these students take classes under a non-term academic structure, the cash is classified as restricted because the Company does not intend to use the funds for operating purposes until a student successfully demonstrates academic progress with respect to each course the student attends in the student’s program of study.
(3) Relates to amounts required to be maintained on deposit in connection with surety bonds primarily provided to state regulatory agencies as described in Note 14, "Commitments and Contingencies."
(4) Relates to an account required to be maintained in connection with the Company's student lending program further described in Note 6, "Student Receivables."
(5) Relates to endowments required by state law at certain of the Company's schools.

Revenue Recognition
The Company’s net revenues consist primarily of tuition and fees, student housing fees, bookstore sales, restaurant sales in connection with culinary programs, workshop fees and sales of related study materials. Net revenues are reduced for student refunds and scholarships. The Company derived approximately 93% of its net revenues from tuition and fees in each of the fiscal years ended June 30, 2014, 2013 and 2012.
The Company bills tuition and housing revenues at the beginning of an academic term and recognizes the revenue on a pro rata basis over the term of instruction or occupancy. Some of the Company’s academic terms have starting and ending dates that differ from the Company’s fiscal quarters. Therefore, at the end of each fiscal quarter, the Company has tuition from academic terms with respect to which the associated revenue has not yet been earned. Such amounts are recorded as unearned tuition, which is a current liability in the accompanying consolidated balance sheets. Advance payments are generally refundable and relate to payments received for future academic periods and are also recorded as a current liability in the accompanying consolidated balance sheets.
If a student withdraws from one of the Company’s schools, the extent of his or her obligation for tuition and fees depends on when that student withdraws during an academic term. The Company reduces the student's obligation depending upon its refund policies, which vary by state and institution and take into account the refund requirements of the U.S. Department of Education, most state education authorities that regulate the Company’s schools, the accrediting commissions that accredit the Company’s schools and the Company’s institutional policies (collectively, “Refund Policies”). In the vast majority of situations, if a student withdrew from school after attending classes for at least 60.0% of a term of instruction, he or she would not be eligible for any reduction in tuition under the Company's Refund Policies. Accordingly, the student would have to pay the Company the balance of tuition and fees that has not been received already either in the form of financial aid or payments from the student. However, if a student withdraws from school prior to attending classes for at least 60.0% of a term of instruction, the Company may reduce the amount of a student's obligation for tuition and fees based on a tiered approach under which, in general, the greater the portion of the academic term that has elapsed at the time the student withdraws, the greater the student’s obligation is to the school for the tuition and fees related to that academic term.
Based on the application of its refund policies, the Company may be entitled to incremental revenue on the day the student withdraws from one of its schools. Prior to fiscal 2014, the Company recorded this incremental revenue, related student receivable and an estimate of the amount it did not expect to collect as bad debt expense during the fiscal quarter a student withdrew. Effective in fiscal 2014, the Company reassesses collectability when a student withdraws from the institution (i.e., is no longer enrolled) and records incremental revenue after a student's withdrawal from school based on cash received. This correction in policy had the effect of reducing net revenues and student receivables by $36.7 million and bad debt expense and the corresponding allowance for doubtful accounts by $33.2 million, which resulted in an increase to the loss before taxes of $3.5 million in the fiscal year ended June 30, 2014. Prior year amounts were not corrected because the effects were not material.
Student Receivables
The Company records student receivables at cost less an estimated allowance for doubtful accounts, which is determined on a quarterly basis based on the likelihood of collection considering students' enrollment status and historical payment experience. Historical collection experience is analyzed by disaggregating the student receivable balances based on predominant risk characteristics, such as whether the student is currently in-school, recently withdrew from school, or has not made a payment for a longer period of time. This level of disaggregation of student receivables results in individual pools of receivables which management believes appropriately differentiates credit risk in the portfolio and provides a reasonable basis to compute the estimate of loss. When certain criteria are met, which is generally when receivables age past the due date by more than four months, and internal collection measures have been taken without success, the accounts of former students are placed with a collection agency. Student accounts that have been placed with a collection agency are almost fully reserved and are written off after collection attempts have been unsuccessful.
During fiscal 2013, the Company reduced the number of days since last payment after which accounts placed with a collection agency are written off. This change did not impact the statement of operations or net student receivables as the applicable accounts were already fully reserved. Refer to Note 6, "Student Receivables," for more information.
Inventories
Inventories consist mainly of textbooks and supplies held for sale to students enrolled in the Company’s educational programs and are presented in other current assets in the accompanying consolidated balance sheets. Cost is determined using the average cost method and inventories are valued at the lower of cost or market.

Leases
The Company leases certain classroom, dormitory and office space, as well as equipment and automobiles under operating leases. Before entering into a new lease, an analysis is performed to determine whether a lease should be classified as capital or operating.
Certain of the Company’s lease agreements include tenant improvement allowances. Once the lease agreement is signed, these tenant improvement allowances are recorded as other current assets with the offset to deferred rent liabilities on the consolidated balance sheets. Concurrent with the expenditures for lease improvements, the Company records increases to leasehold improvement assets in property and equipment. Other current assets are reduced once the landlord reimburses the Company. The deferred rent liabilities related to tenant improvements are amortized over the term of the lease as a reduction to rent expense upon possession of the lease space.
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
Property and Equipment and Finite-Lived Intangible Assets
Property and equipment is recorded at its cost less accumulated depreciation. Depreciation policies for such assets are as follows:

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
Finite-lived intangible assets primarily relate to curriculum developed for fully-online courses which are amortized over a two-year useful life.
The Company records impairment losses on property and equipment and finite-lived intangible assets when events and circumstances indicate that the undiscounted cash flows estimated to be generated by those assets or asset groups are less than their carrying amounts. Events and circumstances that could trigger an impairment review include changes in the regulatory environment, deteriorating economic conditions or poor operating performance at individual campus locations. Any resulting impairment loss would be measured as the difference between the fair value of the assets or asset groups and their carrying value with the loss recorded as an operating expense in the consolidated statement of operations in the period incurred. Refer to Note 4, "Property and Equipment," for more information.
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
The Company formally evaluates the carrying amount of goodwill for each of its reporting units on April 1 of each fiscal year. In addition, the Company performs an evaluation on an interim basis if it determines that recent events or prevailing conditions indicate a potential impairment of goodwill. A significant amount of judgment is involved in determining whether an indicator of impairment has occurred between annual impairment tests. These indicators include, but are not limited to, overall financial performance such as adverse changes in recent forecasts of operating results, industry and market considerations, a sustained decrease in the price of a share of EDMC Common Stock, updated business plans and regulatory and legal developments.
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
Indefinite-lived intangible assets, consisting of the licensing, accreditation and Title IV program participation assets for all reporting units and The Art Institute trade name, are also evaluated annually on April 1 for impairment and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. Trade names are valued by the relief from royalty method (income approach), which focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. The Company uses a combination of the cost and income approaches to establish the asset value of licenses, accreditation and Title IV program participation assets. On the impairment testing date, if the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value.
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
Refer to Note 11, "Income Taxes," for more information.
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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiary are initially measured at its functional currency, which is the Canadian dollar. Accordingly, the assets and liabilities of the foreign subsidiary are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars using average monthly exchange rates. Translation adjustments resulting from this process are recorded as a separate component of equity designated as accumulated other comprehensive income (loss) in the consolidated balance sheets. Translation gains and losses were not material in fiscal 2014, 2013 or 2012.
Share-Based Compensation
The Black-Scholes-Merton option pricing model is used to determine the fair value of all of the Company’s stock-options at the grant date. The Company recognizes compensation costs on time-based options and restricted stock units on a straight-line basis over the requisite service period, which is generally the vesting term, net of expected forfeitures. See Note 12, “Share-Based Compensation,” for more information.
Contingencies
The Company accrues for contingent obligations when it is probable that a liability has been incurred and the amount is reasonably estimable. As facts concerning contingencies evolve and become known, management reassesses the likelihood of probable loss and makes appropriate adjustments to its financial statements.

Costs and Expenses
Educational services expense consists primarily of costs related to the development, delivery and administration of the Company’s education programs. Major cost components are faculty compensation, administrative salaries, facility occupancy costs, bad debt expense, costs of educational materials and information systems costs. These costs are expensed as services are provided to the Company or as incurred.
General and administrative expense consists of marketing and student admissions expenses and certain central staff costs such as executive management, finance and accounting, legal and consulting services, corporate development and other departments that do not provide direct services to the Company’s students. These costs are expensed as services are provided to the Company or as incurred.
Marketing costs are expensed in the fiscal year incurred and are classified as general and administrative expense in the accompanying consolidated statements of operations. The Company’s marketing expense was $255.9 million, $255.0 million and $296.9 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.
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
Basic earnings per share (“EPS”) is computed using the weighted average number of shares outstanding during the period. The Company uses the treasury stock method to compute diluted EPS, which assumes that restricted stock units were converted into common stock and that outstanding stock options that are in-the-money were exercised and the resulting proceeds (which includes unrecognized compensation expense and excess tax benefits) were used to acquire shares of common stock at its average market price during the reporting period.
Basic and diluted EPS were calculated as follows (in thousands, except per share amounts):

	For the Fiscal Year Ended June 30,
	2014	2013	2012
Net loss	$(663,917)	$(244,390)	$(1,433,570)
Weighted average number of shares outstanding:
Basic	125,504	124,560	126,659
Effect of stock-based awards	—	—	—
Diluted	125,504	124,560	126,659
Loss per share:
Basic	$(5.29)	$(1.96)	$(11.32)
Diluted	$(5.29)	$(1.96)	$(11.32)
All outstanding time-based stock options and restricted stock units were excluded from the computation of diluted EPS for the fiscal years ended June 30, 2014, 2013 and 2012 because the Company recorded a net loss, which made all awards anti-dilutive.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at June 30 (in thousands):

Asset Class	2014	2013
Leasehold improvements	$577,537	$570,286
Technology	329,361	324,403
Furniture and equipment	162,872	163,595
Software	120,242	98,537
Library books	44,604	44,248
Construction in progress	16,683	19,601
Buildings and improvements	5,798	25,566
Land	3,605	5,495
Total	1,260,702	1,251,731
Less accumulated depreciation	(831,245)	(726,106)
Property and equipment, net	$429,457	$525,625
Depreciation and amortization expense related to property and equipment was $146.2 million, $157.9 million and $151.0 million, respectively, for the fiscal years ended June 30, 2014, 2013 and 2012. Included in these amounts is amortization expense on software of $18.3 million, $20.2 million and $14.7 million, respectively. Amortization expense on software assets for the year ended June 30, 2013 included $4.6 million in accelerated amortization resulting from the write off of a software asset that no longer had a useful life.
Sale-Leaseback Transactions
The Company completed six sale-leaseback transactions with unrelated third parties for net proceeds of $9.6 million and $65.1 million in fiscal 2014 and 2013, respectively, which are classified as an investing activity in the consolidated statement of cash flows. The transactions resulted in net losses of $3.5 million and $3.9 million recorded in educational services expense upon closing the transactions. In connection with the prior year sale-leaseback transactions, gains of $17.8 million were deferred, of which $14.3 million remains at June 30, 2014. The deferred gains are classified within deferred rent on the consolidated balance sheet and are being recognized over the initial terms of the new leases as a reduction to educational services expense. At the time of closing for all transactions, the Company entered into agreements to lease all of these properties back from the purchasers over initial lease terms ranging from three to 15 years. The Company classified these leases as operating and considers them normal leasebacks with no other continuing involvement. Refer to Note 18, "Subsequent Events," for a description of an additional sale-leaseback transaction that occurred in August 2014.
Lease Abandonment and Restructuring
During fiscal 2014, management determined it would not begin admitting students for one of its start-up Art
Institute locations as was previously anticipated. As a result, the Company recorded a $6.3 million lease abandonment charge in educational services expense during the fiscal year ended June 30, 2014 which was comprised of existing construction-in-progress assets (which resulted in a reduction to property and equipment) and accelerated rent expense based on the remaining minimum obligations under the existing lease, net of expected sublease income. In addition, in connection with restructuring plans across the organization intended to improve operational efficiencies and align costs with student enrollment levels as further described in Note 7, "Accrued Liabilities," the Company recorded lease restructuring charges during fiscal 2014, 2013 and 2012 of $5.8 million, $2.0 million and $2.5 million, respectively, which primarily comprised of existing leasehold improvement assets (which resulted in a reduction to property and equipment) and accelerated rent expense.
Impairments
During fiscal 2014 and 2013, the Company recorded charges of $6.1 million and $1.2 million in long-lived asset impairments in the consolidated statements of operations as estimated future cash flows at three of the Company's Brown Mackie College locations and one of the Company's Argosy University locations, respectively, were insufficient to support the carrying values of their property and equipment, which primarily consisted of leasehold improvement assets. These charges were calculated using an income valuation approach.

5.	GOODWILL AND INTANGIBLE ASSETS

In connection with the Transaction on June 1, 2006, the Company recorded approximately $2.6 billion of goodwill, which was allocated to its four reporting units: The Art Institutes, Argosy University, Brown Mackie Colleges and South University. The goodwill balance attributed to the Brown Mackie Colleges reporting unit was fully written off in connection with an impairment charge incurred during fiscal 2012. Including the effects of the immaterial errors that were corrected during the following periods, which are described below, a roll forward of the Company's consolidated goodwill balance from June 30, 2011 to June 30, 2014 is as follows (in thousands):

	The Art Institutes	Argosy University	Brown Mackie Colleges	South University	Total
Balance Sheet as of June 30, 2011:
Gross	$1,984,688	$219,350	$254,561	$123,400	$2,581,999
Accumulated impairments	—	—	—	—	—
Goodwill	1,984,688	219,350	254,561	123,400	2,581,999

Statement of Operations for the Fiscal Year Ended June 30, 2012:
Impairment charge	(1,063,088)	(139,361)	(254,561)	(76,962)	(1,533,972)

Balance Sheet as of June 30, 2012:
Gross	1,984,688	219,350	254,561	123,400	2,581,999
Accumulated impairments	(1,063,088)	(139,361)	(254,561)	(76,962)	(1,533,972)
Goodwill	921,600	79,989	—	46,438	1,048,027

Statement of Operations for the Fiscal Year Ended June 30, 2013:
Impairment charge	(270,874)	—	—	—	(270,874)

Balance Sheet as of June 30, 2013:
Gross	1,984,688	219,350	254,561	123,400	2,581,999
Accumulated impairments	(1,333,962)	(139,361)	(254,561)	(76,962)	(1,804,846)
Goodwill	650,726	79,989	—	46,438	777,153

Statement of Operations for the Fiscal Year Ended June 30, 2014:
Impairment charge	(433,747)	—	—	—	(433,747)

Balance Sheet as of June 30, 2014:
Gross	1,984,688	219,350	254,561	123,400	2,581,999
Accumulated impairments	(1,767,709)	(139,361)	(254,561)	(76,962)	(2,238,593)
Goodwill	$216,979	$79,989	$—	$46,438	$343,406
Correction of Immaterial Errors
During the quarter ended March 31, 2014, the Company identified errors in prior periods in the calculation of deferred taxes that is required in connection with the hypothetical purchase price allocation performed in the step two portion of the goodwill impairment test. The errors in calculating the deferred taxes affected the magnitude of the goodwill impairment charges previously recorded during the fiscal years ended June 30, 2013 and 2012, and as a result, the goodwill impairment charges in the fiscal years ended June 30, 2013 and 2012 were decreased by $23.6 million and $84.5 million, respectively, and decreased previously reported net losses by $23.6 million (net of tax) and $82.2 million (net of tax). In connection with these revisions, the Company's consolidated goodwill balance increased by $108.1 million at June 30, 2013. The impact of these errors was not material to any prior period; however, the aggregate pre-tax amount of the prior period errors of $108.1 million would have been material to the Company's consolidated statements of operations for the fiscal year ended June 30, 2014. Consequently, the Company has corrected the errors by revising the impacted prior period balances on the accompanying consolidated financial statements and related notes. These revisions do not impact EBITDA excluding certain expenses as presented in Note 17, "Segment Reporting" nor do they affect the Company’s past compliance with debt covenants.

The following table summarizes the previously reported and corrected amounts of the impacted balances presented in the accompanying consolidated financial statements (in thousands except per share data).

	As Previously Reported	Adjustments	As Adjusted
Statement of Operations and Comprehensive Loss for the Fiscal Year Ended June 30, 2012
Long-lived asset impairments	$1,746,765	$(84,477)	$1,662,288
Loss before interest, loss on debt refinancing and income taxes	(1,409,680)	84,477	(1,325,203)
Loss before taxes	(1,529,484)	84,477	(1,445,007)
Income tax benefit	(13,743)	2,306	(11,437)
Net loss	(1,515,741)	82,171	(1,433,570)
Basic & diluted loss per share	(11.97)	0.65	(11.32)
Comprehensive loss	(1,521,588)	82,171	(1,439,417)

Statement of Shareholders' Equity for the Fiscal Year Ended June 30, 2012
Accumulated deficit at June 30, 2012	(935,960)	82,171	(853,789)
Total shareholders' equity at June 30, 2012	496,564	82,171	578,735

Balance Sheet as of June 30, 2013
Goodwill	669,090	108,063	777,153
Total assets	2,315,293	108,063	2,423,356
Deferred income taxes liability	70,316	2,306	72,622
Accumulated deficit	(1,203,936)	105,757	(1,098,179)
Total shareholders' equity	250,099	105,757	355,856
Total liabilities and shareholders' equity	2,315,293	108,063	2,423,356

Statement of Operations and Comprehensive Loss for the Fiscal Year Ended June 30, 2013
Long-lived asset impairments	323,690	(23,586)	300,104
Loss before interest, loss on debt refinancing and income taxes	(126,043)	23,586	(102,457)
Loss before taxes	(255,938)	23,586	(232,352)
Net loss	(267,976)	23,586	(244,390)
Basic & diluted loss per share	(2.15)	0.19	(1.96)
Comprehensive loss	(263,580)	23,586	(239,994)

Statement of Shareholders' Equity for the Fiscal Year Ended June 30, 2013
Accumulated deficit at June 30, 2013	(1,203,936)	105,757	(1,098,179)
Total shareholders' equity at June 30, 2013	250,099	105,757	355,856
Goodwill Impairment Charges
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
During the quarter ended March 31, 2014, new students decreased approximately 16% at The Art Institutes compared to the prior year quarter. Due primarily to lower than anticipated application production for future periods at The Art Institutes together with a significant deterioration in the Company's market capitalization and credit rating downgrades during the third fiscal quarter resulted in management no longer believing that it was more-likely-than-not that the fair values of each of its reporting units exceeded their carrying values at March 31, 2014. As a result, management revised its long-term projections and performed a step one interim goodwill impairment test for each of its reporting units.
The results indicated that the Argosy University and South University reporting units had fair values in excess of their carrying values. However, the test indicated that the fair value of The Art Institutes fell below its carrying value as of March 31, 2014. Therefore, a step two test was required to be performed for The Art Institutes reporting unit, which yielded a goodwill impairment charge of $433.7 million in the quarter ended March 31, 2014. None of this charge was deductible for income tax purposes.
The step one interim impairment tests performed as of March 31, 2014 used cash flow projections and market data as of that date. The Company does not believe that cash flow projections or the earnings multiples of its publicly-traded peer companies changed materially between March 31, 2014 and the Company's annual assessment date, which is April 1, 2014. In addition, management considered the change in the Company's stock price between these dates and concluded that based on all the available evidence, the impairment test performed as of March 31, 2014 was appropriate to use as the Company's annual April 1, 2014 test.
During the quarter ended June 30, 2014, management made several decisions that materially affected the short-term projections at The Art Institutes and revised consolidated projections accordingly. In addition, the Company continued to experience significant deterioration in the market capitalization of its stock and declines in the fair values of its publicly-traded debt. These facts and circumstances, among others, resulted in the Company performing a step one interim goodwill impairment test for each of its reporting units at June 30, 2014, the results of which indicated that all reporting units had fair values in excess of their carrying values at June 30, 2014 by more than 25%.
At March 31 and June 30, 2014, the Company estimated the fair value of its reporting units in step one using a combination of the traditional discounted cash flow method (income approach) and the guideline public company method (market approach), which takes into account the relative price and associated earnings multiples of publicly-traded peer companies. Accordingly, these step one interim impairment tests used cash flow projections and market data as of March 31, 2014 and June 30, 2014.
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

•
Discount rate — The discount rate is based on each reporting unit’s estimated weighted average cost of capital ("WACC"). The three components of WACC are the cost of equity, cost of debt and capital structure, each of which requires judgment by management to estimate. The Company develops its cost of equity estimate using the Capital Asset Pricing Model based on perceived risks and predictability of each reporting unit’s future cash flows. The cost of debt component represents a market participant’s estimated cost of borrowing, which the Company estimates using the average return on corporate bonds as of the valuation date, adjusted for taxes. At March 31, 2014, the WACC used to estimate the fair value of The Art Institutes reporting unit was 15.0%, and the Argosy University and South University reporting units were valued using a WACC of 17.5%. At June 30, 2014, the WACC used to estimate the fair value of The Art Institutes reporting unit was 15.5%, and the Argosy University and South University reporting units were valued using a WACC of 18.0%. The increase in the WACC for all three reporting units from March 31, 2013 to June 30, 2014 was the result of an increase in the industry-specific beta component of the WACC.

Intangible Assets
Intangible assets other than goodwill consisted of the following amounts (in thousands):

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradename-Art Institute	$73,200	$—	$190,000	$—
Licensing, accreditation and Title IV program participation	87,862	—	95,862	—
Curriculum and programs	21,420	(14,379)	43,575	(32,596)
Student contracts, applications and relationships	10,510	(9,492)	39,511	(37,381)
Favorable leases and other	6,057	(5,355)	19,424	(17,960)
Total intangible assets	$199,049	$(29,226)	$388,372	$(87,937)
During the fiscal year ended June 30, 2014, the Company disposed of approximately $69 million of intangible assets that no longer had a useful life. Because these assets were fully amortized, this write-off had no impact to the consolidated statement of operations.
Trade names are often considered to have useful lives similar to that of the overall business, which generally means such assets are assigned an indefinite life for accounting purposes. State licenses and accreditations of the Company’s schools as well as their eligibility for Title IV program participation are periodically renewed in cycles ranging from every year to up to every ten years depending upon government and accreditation regulations. Because the Company considers these renewal processes to be a routine aspect of the overall business, these assets are assigned indefinite lives. A roll forward of the Company's consolidated indefinite-lived intangible assets balances from June 30, 2011 to June 30, 2014 is as follows (in thousands):

	Tradename-Art Institute	Licensing, accreditation and Title IV program participation
Balance Sheet at June 30, 2011:
Gross	$330,000	$112,179
Accumulated impairments	—	—
Net balance	330,000	112,179

Statement of Operations for the Fiscal Year Ended June 30, 2012:
Impairment charge	(112,000)	(16,317)

Balance Sheet at June 30, 2012:
Gross	330,000	112,179
Accumulated impairments	(112,000)	(16,317)
Net balance	218,000	95,862

Statement of Operations for the Fiscal Year Ended June 30, 2013:
Impairment charge	(28,000)	—

Balance Sheet at June 30, 2013:
Gross	330,000	112,179
Accumulated impairments	(140,000)	(16,317)
Net balance	190,000	95,862

Statement of Operations for the Fiscal Year Ended June 30, 2014:
Impairment charge	(116,800)	(8,000)

Balance Sheet at June 30, 2014:
Gross	330,000	112,179
Accumulated impairments	(256,800)	(24,317)
Net balance	$73,200	$87,862
Intangible Asset Impairments
In connection with the goodwill analyses performed as of March 31, 2014 and June 30, 2014 described above, the Company also performed impairment analyses with respect to indefinite-lived intangible assets at these dates. The fair value of The Art Institutes trade name was determined under the relief from royalty method (income approach), which is the same method the Company used to value this asset at the Transaction date. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user.
The Company recorded two impairments of The Art Institutes trade name totaling $116.8 million during the fiscal year ended June 30, 2014, utilizing the following key assumptions:

•	a 15.5% discount rate and 1.5% royalty rate at March 31, 2014; and

•	a 16.0% discount rate and a 1.0% royalty rate at June 30, 2014.
In the fiscal 2013 analysis, the Company used a royalty rate of 2.0%. The royalty rate decreased throughout the year due primarily to reductions in long term revenue forecasts at The Art Institutes compared to the prior year long range projections. The increase in the discount rate was consistent with the increase in the WACC used in the goodwill impairment analysis for The Art Institutes.
The Company also revalued the licensing, accreditation and Title IV program participation assets for all reporting units at March 31, 2014 and June 30, 2014 using the same approaches used to value these assets as of the date of the Transaction, which resulted in an $8.0 million impairment at The Art Institutes. A $16.3 million impairment of these assets was recorded during fiscal 2012, which consisted of $15.0 million at The Art Institutes and $1.3 million at Argosy University. These assets were valued by a combination of the cost and income approaches. The cost approach is used for the licensing and accreditation portions of this asset. Numerous factors are considered in order to estimate the Title IV portion of the asset, including the estimated amount of time it would take for an institution to qualify for Title IV funds as a new operation, the number of students currently receiving federal financial aid, the amount schools would have to lend students during the estimated time it would take to qualify for Title IV funds and the present value of projected cash flows.
During the fiscal year ended June 30, 2014, the Company recorded a $3.6 million charge in long-lived asset impairments in the consolidated statement of operations relating to definite-lived curriculum intangible assets at Argosy University as the estimated future cash flows could not support the carrying value of the asset. The charge was calculated using an income valuation approach.
Amortization of Intangible Assets
Amortization of intangible assets was $6.3 million, $6.8 million and $7.6 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Total estimated amortization of the Company’s intangible assets for each of the years ending June 30, 2015 through 2019 was as follows at June 30, 2014 (in thousands):

Fiscal years	Amortization Expense
2015	$5,434
2016	2,936
2017	340
2018	51

6.	STUDENT RECEIVABLES
The Company offers three types of financial arrangements to its students to assist with the obligation associated with tuition and fees, which helps students fund the difference between total tuition and fees and the amount covered by various sources of financial aid, including amounts awarded under Title IV programs, private loans and cash payments: due and payable amounts; a tuition payment plan; and lines of credit. Due and payable amounts are short-term extensions of credit for typically small balances which are repayable upon demand by the Company. Tuition payment plans are short-term credit extensions for 12 months or less. Lines of credit are extensions of credit which include a monthly minimum payment amount and permit students to repay amounts borrowed over a period of up to 42 months after graduation. During fiscal 2013, the Company extended the repayment period for financing made available to students from a maximum of 36 months beyond graduation to a maximum of 42 months beyond graduation. The majority of applicable line of credit accounts incur interest charges that accrue each month on unpaid balances except for those accounts that have been placed into collections. Student receivables include $29.3 million (net of $32.2 million allowance) and $24.3 million (net of $27.9 million allowance) recorded in other long-term assets on the accompanying balance sheets related to lines of credit to students for amounts due beyond one year.
The Company monitors its student receivables based on enrollment status. Receivables from former students who are in collections are reserved for at a very high rate. Receivables from former students that are out-of-school are reserved for at a higher rate than the receivables from students that are in-school. The gross current and non-current student receivables, which excludes loans awarded under the student lending program further described below, by student status were as follows at June 30 (in thousands):

	2014	2013
In-school	$236,144	$194,062
Out-of-school (1)	63,624	128,375
Collections	115,293	110,955
Gross student receivables	$415,061	$433,392
A roll forward of the Company's total allowance for doubtful accounts and loan loss reserves from June 30, 2011 to June 30, 2014 is as follows (in thousands):

Balance June 30, 2011	$199,357
Bad debt expense	163,926
Amounts written off	(113,001)
Balance June 30, 2012	250,282
Bad debt expense	171,850
Amounts written off (2)	(213,884)
Balance June 30, 2013	208,248
Bad debt expense (1)	141,946
Amounts written off	(156,354)
Balance June 30, 2014	$193,840
(1) Refer to Note 2, "Summary of Significant Accounting Policies," for details with respect to a correction in the Company's policy regarding the recognition of incremental revenue recorded when students withdraw.
(2) As explained in Note 2, "Summary of Significant Accounting Policies," the Company reduced the number of days after which accounts in collections are written off during fiscal 2013.
The amounts set forth above are recorded within student receivables, net and other long-term assets on the consolidated balance sheets. Recoveries of amounts previously written off were not significant in any period presented.
The Company commenced a new student lending program in fiscal 2013 under which it purchases loans awarded and disbursed to its students from a private lender. The loans purchased under this program are included in other long-term assets, net of an allowance, at an amount of $8.7 million and $0.4 million at June 30, 2014 and 2013, respectively, on the accompanying consolidated balance sheets.

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following at June 30 (in thousands):

	2014	2013
Payroll and related taxes	$35,918	$39,330
Advertising	25,597	33,010
Benefits	15,345	16,235
Interest	7,900	10,416
Capital expenditures	7,387	4,113
Other	75,135	54,313
Total accrued liabilities	$167,282	$157,417
Over the past several fiscal years, the Company has completed restructuring plans across the organization intended to improve operational efficiencies and align costs with student enrollment levels. During the fiscal years ended June 30, the Company recorded the following restructuring expenses in educational services expense and general and administrative expense (in thousands):

	2014	2013	2012
Employee severance and other	$21,141	$11,877	$11,633
Leases	5,811	2,043	2,500
Total restructuring expense	$26,952	$13,920	$14,133

At June 30, 2014, the remaining liability for all restructuring plans was $13.7 million, consisting of employee severance of $5.8 million recorded in accrued liabilities in which the significant majority will be paid through June 30, 2015 and net rent charges of $7.9 million recorded in deferred rent that will be paid through the remaining lease terms through 2022.
As further described in Note 14, "Commitments and Contingencies," the Company is involved in multiple legal matters. The increase in other accrued liabilities since June 30, 2013 primarily relates to amounts that have been recorded for such matters, the majority of which is offset by receivables from the Company's insurers that have been recorded in other current assets in the accompanying consolidated balance sheet.

8.	SHORT-TERM AND LONG-TERM DEBT

Debt Restructuring
Refer to Note 2, "Summary of Significant Accounting Policies," under "Basis of Presentation" for a description of the debt restructuring in September 2014.
U.S. Department of Education Letters of Credit:
The Company had outstanding letters of credit of $307.6 million at June 30, 2014, the largest of which is issued to the U.S. Department of Education, which requires that the Company maintain a letter of credit due to its failure to satisfy certain regulatory financial ratios after giving effect to the Transaction. In January 2014, the U.S. Department of Education decreased the amount of the required letter of credit from $348.6 million to $302.2 million, which equals 15% of the total Title IV aid received by students attending the Company’s institutions during the fiscal year ended June 30, 2013.
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
As of June 30, 2014, in order to fund its current letter of credit obligation to the U.S. Department of Education, the Company used all $200.0 million of capacity under the cash secured letter of credit facilities, in connection with which the Company classifies $210.0 million as restricted cash to satisfy the 105% collateralization requirement described above and utilized $102.2 million letter of credit capacity under its revolving credit facility. Any future reduction in the usage of the cash secured letter of credit facilities will reduce the amount of cash that is classified as restricted cash on the consolidated balance sheet.
Short-Term Debt:
At June 30, 2014 and 2013, the Company had $219.9 million and $75.0 million, respectively, of borrowings outstanding under the $328.3 million revolving credit facility, which currently expires in July 2015 after giving effect to the pre-restructuring amendments to existing debt further described in Note 2, "Significant Accounting Policies." These borrowings existed in order to satisfy year-end regulatory financial ratios as well as aid in the ongoing negotiations with the Company's lenders. Outstanding balances under the revolving credit facility are classified as short-term debt on the consolidated balance sheets. After adjusting for outstanding letters of credit under the revolving credit facility, which decrease its availability for borrowings, the Company had $0.8 million additional capacity under the revolving credit facility at June 30, 2014 available for borrowings or issuance of letters of credit.
The interest rate on amounts outstanding at June 30, 2014 and 2013 under the revolving credit facility was 4.25%, which equals LIBOR plus a margin of 4.00%. The applicable margin for borrowings under the revolving credit facility can change dependent on certain leverage ratios and credit ratings. EM LLC is obligated to pay a per annum commitment fee on undrawn amounts under the revolving credit facility, which is currently 0.375% and varies based on certain leverage ratios. The Company must also pay customary letter of credit fees for outstanding letters of credit under the revolving credit facility, which is secured by certain of the Company's assets and is subject to the Company's satisfaction of certain covenants and financial ratios described below.
Long-Term Debt:
The Company’s long-term debt consisted of the following at June 30 (in thousands):

	2014	2013
Senior secured term loan facility, due in June 2016 ("Tranche C-2 Loan")	$728,369	$736,454
Senior secured term loan facility, due in March 2018, net of discount of $2,288 and $2,898 ("Tranche C-3 Loan")	339,183	342,364
Senior cash pay/PIK notes due 2018, net of discount of $22,335 and $27,712 ("Cash Pay/PIK Notes")	215,909	206,242
Other	—	180
Total long-term debt	1,283,461	1,285,240
Less current portion	(11,875)	(12,076)
Total long-term debt, less current portion	$1,271,586	$1,273,164
At June 30, 2014, future annual principal payments on long-term debt and the revolving credit facility were as follows for the fiscal years ending June 30 (in thousands):

Fiscal year:	Amount
2015	$231,765
2016	724,072
2017	3,753
2018	330,140
2019	255,944
Total	$1,545,674
These amounts are presented gross of the $2.3 million discount on the senior secured term loan facility due in March 2018 and the $22.3 million discount on the Cash Pay/PIK Notes and include $17.7 million of unamortized PIK interest that is capitalized to the principal balance of the Cash Pay/PIK Notes through its maturity in July 2018. The amendment to the senior credit facility and the terms of the new Indenture were effective upon execution on September 5, 2014 and therefore, eliminate a significant portion of principal payments for fiscal 2015 and beyond. Refer to Note 2, "Significant Accounting Policies," under "Basis of Presentation" for more information.
Senior Secured Credit Facilities:
The Tranche C-3 Loan bears interest at a rate equal to the greater of three-month LIBOR or 1.25%, plus a margin of 7.0%, or 8.25% at June 30, 2014 and 2013. The Tranche C-2 Loan bears interest at a rate equal to three-month LIBOR plus a margin of 4.00%, or 4.25% and 4.31% at June 30, 2014 and June 30, 2013, respectively.
On March 30, 2012, EM LLC completed a refinancing of the $348.6 million portion of the $1.1 billion term loan under its senior secured credit facility that was due to expire in June 2013 by replacing it with $350.0 million of new term debt under the same credit agreement and recorded a loss on debt refinancing of $9.5 million.
Senior Cash Pay/PIK Notes
On March 5, 2013, EM LLC and Education Management Finance Corp. (a wholly-owned subsidiary of EM LLC) completed a private exchange offer (the "Exchange Offer") in which they offered to exchange their 8.75% senior notes due June 1, 2014 ("Old Notes") for (i) new Senior Cash Pay/PIK Notes due July 1, 2018 ("Cash Pay/PIK Notes") and (ii) cash. In connection with the Exchange Offer, a simultaneous private exchange on the same terms and an extinguishment at par of the Old Notes not tendered in the Exchange Offer, the Company issued $203.0 million of Cash Pay/PIK Notes and paid down $172.0 million of Old Notes with cash on hand. Included in the $365.3 million of Old Notes tendered for exchange was $4.0 million owned by an affiliate of one of the Sponsors. The Company incurred $5.2 million of fees to third parties in connection with this transaction that were reported as a loss on debt refinancing in the consolidated statement of operations in the fiscal year ended June 30, 2013. Included in these third party fees was $2.9 million paid to affiliates of one of the Sponsors.
Cash interest on the Cash Pay/PIK Notes accrues at the rate of 15% per annum and is payable semi-annually on March 30 and September 30, commencing on September 30, 2013. For any interest period after March 30, 2014 up to and including July 1, 2018, interest in addition to the cash interest payable will be paid by increasing the principal amount of the outstanding PIK Notes (“PIK Interest”). Additionally, the Cash Pay/PIK Notes are required to be paid at a premium of 13% at their contractual maturity, which is recorded as an original issuance discount. Including PIK interest and the original issuance discount, the annual effective interest rate on the Cash Pay/PIK Notes is 19.8%.

9.	DERIVATIVE INSTRUMENTS
In April 2011, the Company entered into three new interest rate swap agreements for an aggregate notional amount of $950.0 million, each of which became effective on July 1, 2011. One swap agreement, which expired on June 1, 2013, was for a notional amount of $325.0 million and effectively fixed future interest payments at a maximum rate of 9.44%. The other two swap agreements, one of which was entered into with an affiliate of one of the Sponsors, are for notional amounts of $312.5 million each and effectively fix future interest payments at a rate of 6.26% through June 1, 2015. The fair values of the interest rate swap liabilities were $11.2 million and $20.2 million at June 30, 2014 and 2013, and recorded in accrued liabilities and other long-term liabilities, respectively.
Historically, both interest rate swaps were highly effective for accounting purposes and have qualified for cash flow hedge accounting treatment. Accordingly, changes in their fair values have been recorded in other comprehensive income or loss. On September 4, 2014, in connection with the Debt Restructuring described in Note 2, "Summary of Significant Accounting Policies," under "Basis of Presentation," EM LLC entered into agreements to terminate its interest rate swaps at termination values payable to the counter-parties in the form of a combination of term loans and preferred stock. As a result, approximately $7 million will be reclassified from other comprehensive loss to the statement of operations, net of tax, during the first quarter of fiscal 2015.

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
The following table presents the carrying amounts and fair values of the interest rate swap liabilities, which are measured at fair value on a recurring basis based on the framework described in Note 9, "Derivative Instruments," and the fair values of the Company's debt, which is recorded at carrying value (in thousands):

	June 30, 2014				June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Recurring:
Interest rate swap liability	$11,223	$—	$11,223	$—	$20,232	$—	$20,232	$—
Disclosure only:
Variable rate debt	1,067,552	—	824,715	—	1,078,818	—	962,134	—
Fixed rate debt	215,909	—	—	232,102	206,422	—	—	206,422
The fair values of the Company’s variable rate debt at the dates presented above were based on each instrument’s trading value in markets that are not active. The Company's fixed rate debt is comprised of the Company's Cash Pay/PIK Notes, on which there is currently no observable trading; therefore, the fair value of the Cash Pay/PIK Notes at June 30, 2014 was estimated using a premium of 107.5, which is the current call price. Cash and cash equivalents, restricted cash, student accounts receivable, notes receivable, the revolving credit facility, accounts payable and accrued expenses have fair values that approximate their carrying values.

As described in Note 4, "Property and Equipment" and Note 5, "Goodwill and Intangible Assets," the Company recorded asset impairments during fiscal 2014 and fiscal 2013. This resulted in the following assets being measured at fair value on a non-recurring basis using Level Three inputs:

•	goodwill at The Art Institutes reporting unit at March 31, 2014 and March 31, 2013;

•	the trade name for The Art Institutes reporting unit at June 30, 2014, March 31, 2014 and March 31, 2013;

•	the licensing, accreditation and Title IV program participation assets at The Art Institutes reporting units at June 30, 2014;

•	certain long-lived assets at the Brown Mackie Colleges and Argosy University reporting units.

11.	INCOME TAXES
The composition of (loss) income before taxes from domestic and foreign locations was as follows for the fiscal years ended June 30 (in thousands):

	2014	2013	2012
Domestic	$(619,243)	$(233,153)	$(1,446,575)
Foreign	1,963	801	1,568
Loss before taxes	$(617,280)	$(232,352)	$(1,445,007)
The components of income tax expense (benefit) reflected in the accompanying consolidated statements of operations were as follows for the fiscal years ended June 30 (in thousands):

	2014	2013	2012
Current taxes:
Federal	$7,472	$32,441	$104,730
State and local	2,891	(1,563)	14,027
Total current tax expense	10,363	30,878	118,757
Deferred tax expense (benefit)	36,274	(18,840)	(130,194)
Income tax expense (benefit)	$46,637	$12,038	$(11,437)
Income tax expense (benefit) reflected in the accompanying consolidated statements of operations varies from the amounts that would have been provided by applying the United States federal statutory income tax rate to earnings before income taxes as shown below for the fiscal years ended June 30 (in thousands):

	2014	2013	2012
U.S. federal statutory income tax	$(216,048)	$(81,323)	$(505,752)
State and local income taxes, net of federal benefit	(10,708)	(196)	(6,741)
Increase in valuation allowance	127,738	151	3,069
State tax settlements, net of federal benefit	—	(3,808)	—
Permanent items	1,880	2,913	1,477
Nondeductible goodwill	151,812	94,805	497,991
Uncertain tax positions	(2,956)	(490)	(602)
Other items, net	(5,081)	(14)	(879)
Income tax expense (benefit)	$46,637	$12,038	$(11,437)
The effective tax rates in the current and prior fiscal years were significantly impacted by goodwill impairment charges, the majority of which were not deductible for income tax purposes.
Net deferred income tax assets and liabilities consisted of the following at June 30 (in thousands):

	2014	2013
Current deferred tax assets:
Allowance for doubtful accounts	$71,689	$71,769
Accrued wages	3,481	6,872
Interest rate swap	4,887	—
Other	9,069	3,434
Gross current deferred tax assets	89,126	82,075
Less valuation allowance	(64,624)	(5,148)
Total current deferred tax assets	$24,502	$76,927
Noncurrent deferred tax assets:
Interest rate swap	$—	$8,819
Deferred liabilities	30,045	35,683
Foreign and state net operating losses	12,834	7,990
Property and equipment	7,847	—
Share-based compensation	25,493	24,023
Other	35,910	26,981
Gross noncurrent deferred tax assets	112,129	103,496
Less valuation allowance	(87,639)	(19,677)
Total noncurrent deferred tax assets	24,490	83,819
Noncurrent deferred tax liabilities:
Intangible assets	82,569	130,491
Property and equipment	—	25,657
Other	498	293
Total noncurrent deferred tax liabilities	83,067	156,441
Total net noncurrent deferred tax liabilities	$58,577	$72,622

As discussed in Note 5, "Goodwill and Intangible Assets," the Company incurred long-lived asset impairment charges of $568.2 million, of which $433.7 million related to goodwill that was not deductible, and $300.1 million, of which $270.9 million related to goodwill that was not deductible, in fiscal 2014 and 2013, respectively. These impairment charges were a significant factor contributing to the Company being in a cumulative pre-tax loss position for the past three years. However, even if the goodwill impairment charges are excluded, the Company is still nonetheless in a cumulative pre-tax loss position for the past three years. Management considered the cumulative loss for book purposes as well as sources of taxable income and concluded that it was not more-likely-than-not that the Company’s deferred tax assets would be fully realized. As such, the Company recorded a broader valuation allowance against both its federal and state deferred tax assets as of June 30, 2014. In contrast, as of June 30, 2013, the Company had recorded a valuation allowance only against certain state deferred tax assets.
At June 30, 2014, the Company had state net operating loss carryforwards of approximately $250.0 million available to offset future taxable income and a related deferred tax asset of $12.8 million. The carry forwards expire at varying dates beginning in fiscal 2025 through fiscal 2034. The Company has determined that it is currently more-likely-than-not that the deferred tax assets associated with $245.2 million of its state net operating loss carryforwards will not be realized and has established a valuation allowance equal to the gross deferred tax asset balance of $12.6 million related to these net operating loss carryforwards. In addition, certain of the Company’s state net operating losses may be subject to annual limitations due to these states’ adoption of the ownership change limitations imposed by Internal Revenue Code Section 382 or similar state provisions, which could result in the expiration of the state net operating loss carryforwards before they can be utilized.
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
A reconciliation of the beginning and ending balance of unrecognized tax benefits, excluding interest expense and the indirect benefits of state taxes, for the fiscal years ended June 30 is as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits, beginning of year	$3,962	$4,523	$5,438
(Decrease) in prior year unrecognized tax benefits	—	—	(93)
Increase in current year unrecognized tax benefits	—	127	58
(Decrease) in unrecognized tax benefits due to the expiration of statutes of limitation	(2,926)	(688)	(880)
Unrecognized tax benefits, end of year	$1,036	$3,962	$4,523
All of the Company’s $1.0 million in unrecognized tax benefits, excluding interest expense and the indirect benefit of state taxes, would affect the annual effective tax rate if recognized. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by $0.8 million within the next twelve months due to the expiration of certain statutes of limitation. The resulting benefit, if recognized, would affect the tax rate as a discrete item in the quarter ending March 31, 2015. Interest expense and penalties accrued in connection with unrecognized tax benefits were not significant in fiscal 2014, 2013 and 2012.
The statutes of limitation for the Company’s U.S. income tax returns are closed for years through fiscal 2010. The Company's U.S. income tax return for fiscal 2011 was examined by the Internal Revenue Service. The Internal Revenue Service closed the examination without making any adjustments to the return. The statutes of limitation for the Company’s state and local income tax returns for prior periods vary by jurisdiction. However, the statutes of limitation with respect to the major jurisdictions in which the Company files state and local tax returns are generally closed for years through fiscal 2009.
During the current fiscal year, the state of Pennsylvania enacted legislation which, among other things, changed how revenues from the sale of services are sourced for Pennsylvania income tax purposes effective for tax years beginning after December 31, 2013, which for the Company is fiscal 2015. The Company recorded the impact of this law change, which management estimated will result in a deferred tax benefit of approximately $3.2 million, as a discrete item in the first quarter of fiscal 2014. In addition, the state of New York enacted legislation during the current fiscal year which, among other things, changed the state’s corporate income tax rate, the tax filing methodology, and how revenues from the sales are services are sourced for New York income tax purposes. The Company recorded the impact of this law change, which management estimated will result in a deferred tax benefit of approximately $3.3 million, as a discrete item in the third quarter of fiscal 2014.

12.	SHARE-BASED COMPENSATION
Overview
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
The Company amended the 2012 Omnibus Plan in November 2013 to increase the number of shares of Common Stock authorized for issuance by 4.0 million and to allow the Company the ability to grant future cash and stock-based awards that generally have a performance period of one year. As of June 30, 2014, approximately 7.7 million shares of Common Stock remain reserved for issuance under the 2012 Omnibus Plan.
The Company recognized $16.4 million, $17.1 million and $13.3 million of share-based compensation expense related to outstanding time-based stock options, restricted stock and other awards during fiscal 2014, 2013 and 2012, respectively. Compensation expense for fiscal 2014 and 2013 includes additional expense recognized upon the termination of former employees who are were no longer required to provide services to obtain certain awards in accordance with the terms of their employment agreements.
During the fiscal year ended June 30, 2014, the Company issued 1.7 million shares of Common Stock related to share-based compensation activity that resulted in gross excess tax benefits of $3.4 million and stock-option exercise proceeds of $3.0 million. The Company received approximately $2.4 million from option holders in fiscal 2012 from the exercise of stock options, on which the excess tax benefit was $0.3 million. Share-based compensation activity was not significant in fiscal 2013. Gross excess tax benefits and stock-option exercise proceeds are classified as cash inflows from financing activities in the accompanying consolidated statement of cash flows.
In connection with the vesting of restricted stock units that occurred in the fiscal year ended June 30, 2014, the Company paid $3.3 million in minimum tax withholdings on behalf of its employees, which is classified as a cash outflow from financing activities. In exchange, the Company retained 0.3 million shares, which was equal to the value of the required tax withholding payments on the vesting dates.
Time-based Stock Options
The Company utilizes the Black-Scholes-Merton method to estimate the fair value of time-based options. The expected term of the Company's options is determined using a simplified method based on the average of the weighted vesting terms and the contractual term of the options. Expected volatility is determined using the historical volatility of a six-company peer group, all of which have publicly traded stock. The risk-free interest rate assumption is determined using the yield on a zero-coupon U.S. Treasury strip by extrapolating to a forward-yield curve. The Company has not historically declared dividends and does not intend to do so in the foreseeable future; therefore, a dividend yield of zero is used. Finally, the forfeiture rate at the date of grant (as depicted in the table below) is generally determined using a historical rate based on actual experience; however, management reviews actual forfeitures on a periodic basis and updates actual and estimated future compensation expense accordingly. Below is a summary of the weighted-average assumptions used for time-based options granted during the years ended June 30, which excludes the replacement options granted in fiscal 2013 in connection with the Options Exchange that is explained separately below:

	2014	2013	2012
Weighted average fair value of options	$7.66	$2.76	$9.29
Expected dividend yield	—%	—%	—%
Expected volatility	64.0%	78.6%	45.0%
Risk-free interest rate	1.9%	1.2%	1.5%
Expected forfeiture rate at the date of grant	12.9%	—%	7.3%
Expected term	6.25 years	7.5 years	6.25 years
Vesting periods	4 years	4 years	4 years
A roll forward of time-based option activity during fiscal 2014 is presented below.

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	10,989	$4.06	7.5 years	$17,120
Granted	1,534	$12.74
Forfeited	(911)	$5.54
Exercised	(753)	$3.58
Expired	(159)	$3.57
Outstanding at June 30, 2014	10,700	$4.81	6.9 years
Exercisable at June 30, 2014	4,498	$3.61	4.7 years	$—
Restricted Stock Units
A roll forward of restricted stock units ("RSU") activity during fiscal 2014 is presented below.

	RSUs (in thousands)	Weighted Average Share Price
Outstanding at June 30, 2013	3,020	$3.47
Granted	668	$12.74
Vested	(968)	$3.64
Forfeited	(648)	$4.45
Outstanding at June 30, 2014	2,072	$6.04
During fiscal 2014, the Company used a weighted average expected forfeiture rate for restricted stock units on their grant dates of 15.2%.

Performance-based Stock Options
Performance-based stock options vest upon the greater of the percentage of the Company’s common stock sold by certain investment funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (together, the “Principal Stockholders”) or on certain return on investment hurdles achieved by the Principal Stockholders. No performance-based options have been granted since fiscal 2009 except for the replacement options granted in connection with the Options Exchange in fiscal 2013 explained below. At June 30, 2014, approximately 920,000 performance-based stock options with a weighted average exercise price of $3.59 per share and expiration dates ranging from August 2016 through October 2018 remain outstanding.

Long-Term Incentive Compensation Plan

In fiscal 2007, EDMC adopted the Long-Term Incentive Compensation Plan (the “LTIC Plan”). The LTIC Plan consists of a bonus pool that is valued based on returns to Providence Equity Partners and Goldman Sachs Capital Partners in connection with a change in control of EDMC. Out of a total of 1,000,000 units authorized, approximately 367,000 units remain outstanding under the LTIC Plan at June 30, 2014. Each unit represents the right to receive a payment based on the value of the bonus pool. Because the contingent future events that would result in value to the unit-holders are less than probable, no compensation expense has been recognized by the Company during any of the periods following the Transaction. The LTIC Plan is being accounted for as an equity-based plan as the units may be settled in stock or cash at the Company’s discretion, and it is the Company’s intent to settle any future payment out of the LTIC Plan by issuing common stock. At June 30, 2014, there is less than $1 million in unrecognized compensation expense related to the LTIC Plan.
Unrecognized Compensation Expense
Net of expected forfeitures, the Company's unrecognized compensation expense was as follows at June 30, 2014 for each type of award outstanding (in thousands):

Time-based stock options	$19,149
Restricted stock units	8,627
Performance-based stock options	2,019
Total unrecognized compensation expense	$29,795
Compensation expense on time-based stock options and restricted stock units will be recognized over the remaining vesting period for each applicable grant. Compensation expense on performance-based stock options and the LTIC Plan will be recognized once the performance conditions described above become probable of being met. However, pursuant to the debt restructuring described in Note 2, "Significant Accounting Policies," under "Basis of Presentation," any future change in control of EDMC would cause all outstanding stock-options to become fully vested, which would result in the unrecognized compensation expense at the date of a change in control being recognized immediately at this time.
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
In connection with the Option Exchange, the Company granted approximately 6.3 million time-based and 2.0 million performance-based replacement stock options in return for the cancellation of approximately 8.5 million time-based and 3.0 million performance-based stock options. The Option Exchange was accounted for as a modification of the original awards. Consequently, incremental value to the option holders was calculated using a Black-Scholes-Merton pricing model by taking the value of all time-based stock options on September 13, 2012 using the original option award terms and comparing that to the value of the modified time-based stock options using the new option award terms on September 13, 2012. Because the original awards had exercise prices well in excess of the price of a share of Common Stock on the modification date, the Company used a lattice model to determine the appropriate expected term to use in the Black-Scholes-Merton model. The modification of the original awards resulted in $2.2 million of incremental compensation expense for time-based options, net of expected forfeitures, that is being recognized over the applicable employee service periods, which range from one year to four years.

13.	OTHER EMPLOYEE BENEFIT PLANS
At June 30, 2014, the Company sponsors a 401(k) plan that covers substantially all employees under which the Company matches employee contributions to the retirement plan dollar for dollar up to 6%. All participants in the plan vest in the Company’s matching contributions immediately. The Company recorded expense related to the retirement plan of approximately $26.0 million, $27.1 million and $28.5 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Effective September 20, 2014, the Company will suspend its matching program indefinitely.

14.	COMMITMENTS AND CONTINGENCIES
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
The case, which is pending in federal district court in the Western District of Pennsylvania, relates to whether the Company's compensation plans for admission representatives violated the HEA and U.S. Department of Education regulations prohibiting an institution participating in Title IV programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity during the period of July 1, 2003 through June 30, 2011. The complaint was initially filed by a former admissions representative at The Art Institute of Pittsburgh Online Division and a former director of training at EDMC Online Higher Education and asserts the relators are entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties. The complaint does not specify the amount of damages sought but claims that the Company and/or students attending the Company's schools received over $11 billion in funds from participation in Title IV programs and state financial aid programs during the period of alleged wrongdoing.
On May 11, 2012, the Court ruled on the Company's motion to dismiss the case for failure to state a claim upon which relief can be granted, dismissing the claims that the design of the Company's compensation plan for admissions representatives, which included both quantitative and qualitative factors, violated the incentive compensation rule and allowing common law claims and the allegations that the plan as implemented violated the rule to continue to discovery. On May 8, 2014, the Court denied the Company’s motion for summary judgment based on a statistical analysis of the salary adjustments for admissions representatives under the compensation plan. The Company believes the case to be without merit and intends to vigorously defend itself. From time to time, the Company engages in settlement discussions with respect to this case.  At this time, the Company is unable to estimate the amount of any reasonably possible loss related to this matter because of the status of current settlement negotiations and the fact that the Company is only willing to settle the case if a settlement can be negotiated in an amount that the Company believes is reasonable. There can be no assurance that the settlement conversations will lead to a settlement acceptable to all parties and approved by all parties.   There can also be no assurance that any settlement will be within amounts currently accrued or be covered by insurance or not be material to the Company.
In July 2014, our excess insurer filed a declaratory judgment action in federal district court in the Western District of Pennsylvania seeking a ruling that it has no liability to provide coverage to us in connection with Washington and the other qui tam litigation matters. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point.
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
In the course of settlement discussions regarding the Sobek matter, the U.S. Department of Justice informed the Company that it is the subject of an investigation related to a claim under the federal false claims act by the U. S. Attorney’s Office for the Middle District of Tennessee. Additionally, in March 2014 the U.S. Department of Justice informed the Company that it is the subject of an investigation related to a claim under the federal false claims act by the U.S. Attorney's Office for the Western District of Pennsylvania. The Company plans to cooperate with the U.S. Department of Justice with regard to these matters. However, the Company cannot predict the eventual scope, duration or outcome of the investigations at this time nor can it estimate any amount of a reasonably possible loss related to these investigations because of their status.
Shareholder Derivative Lawsuits
On May 21, 2012, a shareholder derivative class action captioned Oklahoma Law Enforcement Retirement System v. Todd S. Nelson, et al. was filed against the directors of the Company in state court located in Pittsburgh, PA. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's violation of the U.S. Department of Education's prohibition on paying incentive compensation to admissions representatives, engaging in improper recruiting tactics in violation of Title IV of the HEA and accrediting agency standards, improper classification of job placement data for graduates of its schools and failure to satisfy the U.S. Department of Education's financial responsibility standards. The Company previously received two demand letters from the plaintiff which were investigated by a Special Litigation Committee of the EDMC Board of Directors and found to be without merit.
The Company and the director defendants filed a motion to dismiss the case with prejudice on August 13, 2012. In response, the plaintiffs filed an amended complaint making substantially the same allegations as the initial complaint on September 27, 2012. The Company and the director defendants filed a motion to dismiss the amended complaint on October 17, 2012. On July 16, 2013, the Court dismissed the claims that the Company engaged in improper recruiting tactics and mismanaged the Company's financial well-being with prejudice and found that the Special Litigation Committee could conduct a supplemental investigation of the plaintiff's claims related to incentive compensation paid to admissions representatives and graduate placement statistics. The Special Litigation Committee filed supplemental reports on October 15, 2013, January 9, 2014 and February 28, 2014, finding no support for the incentive compensation and graduate placement statistic claims. The Court held a hearing on the defendants' supplemental motion to dismiss the case on January 29, 2014 and granted the plaintiff’s request for limited discovery on June 11, 2014.
On August 3, 2012, a shareholder derivative class action captioned Stephen Bushansky v. Todd S. Nelson, et al. was filed against certain of the directors of the Company in federal district court in the Western District of Pennsylvania. The Company is named as a nominal defendant in the case. The complaint alleges that the defendants violated their fiduciary obligations to the Company's shareholders due to the Company's use of improper recruiting, enrollment admission and financial aid practices and violation of the U.S. Department of Education's prohibition on the payment of incentive compensation to admissions representatives. The Company previously received a demand letter from the plaintiff which was investigated by a Special Litigation Committee of the EDMC Board of Directors and found to be without merit. The Company believes that the claims set forth in the complaint are without merit and intends to vigorously defend itself. The Company and the named director defendants filed a motion to stay the litigation pending the resolution of the Oklahoma Law Enforcement Retirement System shareholder derivative case or, alternatively, dismiss the case on October 19, 2012. On August 5, 2013, the Court granted the Company's motion to stay the case in light of the ruling on the defendants' motion to dismiss the Oklahoma Law Enforcement Retirement System case.
Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on the information presently available, the Company cannot reasonably estimate a range of loss for these actions and, accordingly, has not accrued any liability associated with these actions.
Securities Class Action
On September 19, 2014, a securities class action complaint captioned Robb v. Education Management Corporation, et. al was filed against the Company and certain of its executive officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and rule 10b-5 promulgated thereunder due to allegedly materially false and misleading statements made by the Company during the period of August 8, 2012 through September 16, 2014 in connection with the Company’s filings with the SEC, press releases and other statements and documents. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
OIG Subpoena
On May 24, 2013, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Education requesting policies and procedures related to Argosy University's attendance, withdrawal and return to Title IV policies during the period of July 1, 2010 through December 31, 2011 and detailed information on a number of students who enrolled in Argosy University's Bachelor's of Psychology degree program. The Company plans to cooperate with the Office of Inspector General in connection with its investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
State Attorneys General Investigations
The Company received inquiries from 13 states in January 2014 and an additional state in March 2014 regarding the Company’s business practices. The Attorney General of the Commonwealth of Pennsylvania informed the Company that it will serve as the point of contact for the inquiries related to the Company. The inquiries focus on the Company's practices relating to the recruitment of students, graduate placement statistics, graduate certification and licensing results, and student lending activities, among other matters. Several other companies in the proprietary education industry have disclosed that they received similar inquiries. The Company has cooperated with the states involved and, from time to time, engaged in preliminary discussions designed to lead to a settlement of the investigation. However, the Company is unable to estimate the amount of any reasonably possible loss related to this matter or the eventual scope, duration or outcome of the investigation due to the nature and status of the preliminary discussions.
In January 2013, The New England Institute of Art received a civil investigative demand from the Commonwealth of Massachusetts Attorney General requesting information for the period from January 1, 2010 to the present pursuant to an investigation of practices by the school in connection with marketing and advertising job placement and student outcomes, the recruitment of students and the financing of education. The Company previously responded to a similar request that The New England Institute of Art received in June 2007 and intends to continue to cooperate with the Attorney General in connection with its investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
In August 2011, the Company received a subpoena from the Attorney General of the State of New York requesting documents and detailed information for the time period of January 1, 2000 through the present. The Art Institute of New York City is the Company's only school located in New York though the subpoena also addresses fully-online students who reside in the State. The subpoena is primarily related to the Company's compensation of admissions representatives and recruiting activities. The relators in the Washington qui tam case filed the complaint under the State of New York's False Claims Act though the state has not announced an intention to intervene in the matter. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
In December 2010, the Company received a subpoena from the Office of Consumer Protection of the Attorney General of the Commonwealth of Kentucky requesting documents and detailed information for the time period of January 1, 2008 through December 31, 2010. The Company has three Brown Mackie College locations in Kentucky. The Kentucky Attorney General announced an investigation of the business practices of proprietary post-secondary schools and that subpoenas were issued to six proprietary colleges that do business in Kentucky in connection with the investigation. The Company intends to continue to cooperate with the investigation. However, the Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
In October 2010, Argosy University received a subpoena from the Florida Attorney General's office seeking a wide range of documents related to the Company's institutions, including the nine institutions located in Florida, from January 2, 2006 to the present. The Florida Attorney General has announced that it is investigating potential misrepresentations in recruitment, financial aid and other areas. The Company is cooperating with the investigation, but has also filed a suit to quash or limit the subpoena and to protect information sought that constitutes proprietary or trade secret information. The Company cannot predict the eventual scope, duration or outcome of the investigation at this time nor can it estimate any amount of a reasonably possible loss related to the investigation because of its status.
Argosy University, Seattle APA Program Accreditation Lawsuits
In August 2013, a petition was filed in the Superior Court of the State of Washington (King County) in the case of Winters, et al. v. Argosy Education Group, et al. by 20 former students in the Clinical Psychology program offered by the Seattle campus of Argosy University. In December 2013, a similar petition was filed in the same court in the case of McMath, et al. v. Argosy Education Group, et al. by nine former students in the Clinical Psychology program offered by the Seattle campus of Argosy University. Both cases allege negligent misrepresentation due to the failure of the Clinical Psychology program to obtain accreditation from the American Psychology Association ("APA"), breach of contract, violation of the Washington State Consumer Protection Act, negligent infliction of emotional distress, negligence and lack of institutional control, negligent misrepresentation, breach of fiduciary duty, negligent failure to disclose and fraud.  The Seattle campus of Argosy University announced that it was teaching-out (i.e., not accepting new students into the program) the Clinical Psychology program in November 2011 due to the inability to obtain APA accreditation. The Company believes the claims in the lawsuits to be without merit and intends to vigorously defend itself. Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on the information presently available, the Company cannot reasonably estimate a range of loss for these actions and, accordingly, has not accrued any liability associated with these actions.
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
Lease Commitments
The Company leases certain classroom, dormitory and office space as well as equipment and automobiles under operating leases that expire on various future dates. Rent expense under these leases was $215.9 million, $202.3 million and $191.8 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Rent expense also includes short-term commitments for student housing of $50.1 million, $47.9 million and $51.4 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Certain of the Company’s operating leases contain provisions for escalating payments and options for renewal.
As of June 30, 2014, the annual minimum future commitments under non-cancelable, long-term operating leases were as follows for the fiscal years ending June 30, 2015 to 2019 and thereafter (in thousands):

2015	$184,954
2016	149,890
2017	142,686
2018	125,514
2019	110,384
Thereafter	303,765
Other Commitments
At June 30, 2014, the Company has provided $19.3 million of surety bonds primarily provided to state regulatory agencies. The Company is required to maintain a deposit in a collateral account for a portion of the bond amount outstanding, which has resulted in $7.3 million being classified as restricted cash at June 30, 2014.

15.	RELATED PARTY TRANSACTIONS
South University LLC, a wholly-owned subsidiary of the Company, leased facilities under a long-term arrangement from two separate entities owned by John T. South, one of the Company’s executive officers. Total rental payments under these arrangements approximated $0.5 million and $2.1 million in fiscal 2013 and 2012, respectively. The facilities were sold to an unrelated third party in September 2012. Mr. South paid the Company $0.8 million in connection with the closing of the sale of the properties due to the Company's renegotiation of the leases prior to the sale.
In connection with the March 2013 and March 2012 refinancings described in Note 8, "Short-Term and Long-Term Debt," the Company paid $2.9 million and $0.7 million, respectively, to affiliates of Goldman Sachs Capital Partners, one of the Sponsors. The Company utilized United States Security Associates ("USSA") for security services for several of its schools through the first half of fiscal 2013, for which an affiliate of one of Goldman Sachs Capital Partners owns a significant equity stake. Fees paid to USSA were approximately $1.4 million and $2.7 million during fiscal 2013 and 2012, respectively.
The Company does business with two companies affiliated with Leeds Equity Partners, one of the Sponsors. The Company licenses student information system software from Campus Management Corp (“CMC”). The Company paid licensing, maintenance and consulting fees to CMC of approximately $2.8 million, $3.2 million and $2.1 million in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The Company also uses PeopleScout, Inc., d/b/a StudentScout for contact management services when processing some of its inquiries from prospective students. During fiscal 2014, 2013 and 2012, the Company paid servicing fees to StudentScout of approximately $0.9 million, $1.8 million and $3 million, respectively. The Company also utilizes Ex Libris for information technology maintenance, which was owned by Leeds Equity Partners through November 2012. The Company paid Ex Libris $0.3 million in each of the fiscal years ended June 30, 2013 and 2012.
The Company also does business with several companies affiliated with Providence Equity Partners, one of the Sponsors. The Company purchases software and related supplies from CDW Corporation and its affiliates, the largest of which is CDW Government, Inc. (collectively, “CDW”). During fiscal 2014, 2013 and 2012, the Company purchased approximately $4.4 million, $0.7 million and $0.3 million, respectively, of equipment from CDW. The Company also uses Assessment Technologies Institute, LLC for computer software that tests the skills of the Company’s students in various academic fields. During fiscal 2014, 2013 and 2012, the Company paid Assessment Technologies Institute, LLC approximately $0.8 million, $0.7 million and $0.5 million, respectively. The Company has also engaged Kroll Ontrack for litigation management and electronic discovery document retention. Total fees paid to Kroll Ontrack related to such services approximated $5.2 million, $0.5 million and $0.4 million in fiscal 2014, 2013 and 2012, respectively.

16.	GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION
The Cash Pay/PIK Notes described in Note 8, "Short-Term and Long-Term Debt" are fully and unconditionally guaranteed by EDMC and all of EM LLC’s existing direct and indirect domestic restricted subsidiaries, other than any subsidiary that directly owns or operates a school, or has been formed for such purposes, and subsidiaries that have no material assets (collectively, the “Guarantor Subsidiaries”). All other subsidiaries of EM LLC, either direct or indirect, (the “Non-Guarantor Subsidiaries”) do not guarantee the Cash Pay/PIK Notes. The following legal entities, which are wholly owned by EM LLC, became part of the Guarantor Subsidiaries after June 30, 2014:
•Brown Mackie Education Corporation;
•Education Finance II LLC;
•South University Research Corporation; and
•The Art Institutes International LLC.
The following tables present the condensed consolidated financial position of EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC as of June 30, 2014 and 2013. The results of operations and comprehensive loss and the condensed statements of cash flows for the fiscal years ended June 30, 2014, 2013 and 2012 are also presented for EM LLC, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and EDMC.

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2014 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current assets:
Cash and cash equivalents	$(14,680)	$83	$234,478	$—	$219,881	$50,686	$—	$270,567
Restricted cash	42,916	—	221,490	—	264,406	7,275	—	271,681
Student and other receivables, net	442	144	267,504	—	268,090	—	—	268,090
Other current assets	30,049	888	34,691	—	65,628	—	—	65,628
Total current assets	58,727	1,115	758,163	—	818,005	57,961	—	875,966
Property and equipment, net	66,901	5,804	356,752	—	429,457	—	—	429,457
Goodwill	7,328	—	336,078	—	343,406	—	—	343,406
Intangible assets, net	901	19	168,903	—	169,823	—	—	169,823
Investment in subsidiaries	356,375	—	—	(356,375)	—	(471,203)	471,203	—
Intercompany balances	668,366	(34,161)	(761,313)	—	(127,108)	127,108	—	—
Other long-term assets	25,314	—	33,070	—	58,384	—	—	58,384
Total assets	$1,183,912	$(27,223)	$891,653	$(356,375)	$1,691,967	$(286,134)	$471,203	$1,877,036
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt and revolving credit facility	$231,765	$—	$—	$—	$231,765	$—	$—	$231,765
Other current liabilities	129,892	2,913	270,755	—	403,560	—	—	403,560
Total current liabilities	361,657	2,913	270,755	—	635,325	—	—	635,325
Long-term debt, less current portion	1,271,586	—	—	—	1,271,586	—	—	1,271,586
Other long-term liabilities	21,695	119	174,607	—	196,421	—	—	196,421
Deferred income taxes	177	120	59,541	—	59,838	(1,261)	—	58,577
Total liabilities	1,655,115	3,152	504,903	—	2,163,170	(1,261)	—	2,161,909
Total shareholders’ equity (deficit)	(471,203)	(30,375)	386,750	(356,375)	(471,203)	(284,873)	471,203	(284,873)
Total liabilities and shareholders’ equity (deficit)	$1,183,912	$(27,223)	$891,653	$(356,375)	$1,691,967	$(286,134)	$471,203	$1,877,036

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Assets
Current assets:
Cash and cash equivalents	$(10,777)	$139	$141,110	$—	$130,472	$223	$—	$130,695
Restricted cash	46,982	—	224,358	—	271,340	—	—	271,340
Student and other receivables, net	134	253	238,565	—	238,952	1	—	238,953
Other current assets	27,488	570	102,573	—	130,631	—	—	130,631
Total current assets	63,827	962	706,606	—	771,395	224	—	771,619
Property and equipment, net	65,018	5,984	454,623	—	525,625	—	—	525,625
Goodwill	7,328	—	769,825	—	777,153	—	—	777,153
Intangible assets, net	1,101	28	299,306	—	300,435	—	—	300,435
Investment in subsidiaries	846,826	—	—	(846,826)	—	187,289	(187,289)	—
Intercompany balances	653,504	(31,016)	(791,213)	—	(168,725)	168,725	—	—
Other long-term assets	5,059	—	43,465	—	48,524	—	—	48,524
Total assets	$1,642,663	$(24,042)	$1,482,612	$(846,826)	$2,254,407	$356,238	$(187,289)	$2,423,356
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt and revolving credit facility	$86,850	$—	$226	$—	$87,076	$—	$—	$87,076
Other current liabilities	51,558	3,018	344,397	—	398,973	49	—	399,022
Total current liabilities	138,408	3,018	344,623	—	486,049	49	—	486,098
Long-term debt, less current portion	1,273,214	—	—	—	1,273,214	(50)	—	1,273,164
Other long-term liabilities	41,519	248	193,849	—	235,616	—	—	235,616
Deferred income taxes	2,233	399	69,607	—	72,239	383	—	72,622
Total liabilities	1,455,374	3,665	608,079	—	2,067,118	382	—	2,067,500
Total shareholders’ equity (deficit)	187,289	(27,707)	874,533	(846,826)	187,289	355,856	(187,289)	355,856
Total liabilities and shareholders’ equity (deficit)	$1,642,663	$(24,042)	$1,482,612	$(846,826)	$2,254,407	$356,238	$(187,289)	$2,423,356

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Fiscal Year Ended June 30, 2014 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$7,684	$2,265,052	$—	$2,272,736	$—	$—	$2,272,736
Costs and expenses:
Educational services	65,655	10,285	1,297,758	—	1,373,698	1	—	1,373,699
General and administrative	(61,141)	(751)	729,459	—	667,567	—	—	667,567
Depreciation and amortization	28,744	631	123,126	—	152,501	—	—	152,501
Long-lived asset impairments	—	—	568,216		568,216			568,216
Total costs and expenses	33,258	10,165	2,718,559	—	2,761,982	1	—	2,761,983
Loss before interest and income taxes	(33,258)	(2,481)	(453,507)	—	(489,246)	(1)	—	(489,247)
Interest expense (income), net	128,650	—	(609)	—	128,041	(8)	—	128,033
Deficit in loss of subsidiaries	(489,781)	—	—	489,781	—	(663,921)	663,921	—
Loss before income taxes	(651,689)	(2,481)	(452,898)	489,781	(617,287)	(663,914)	663,921	(617,280)
Income tax expense	12,232	187	34,215	—	46,634	3	—	46,637
Net loss	$(663,921)	$(2,668)	$(487,113)	$489,781	$(663,921)	$(663,917)	$663,921	$(663,917)

Net change in unrecognized loss on interest rate swaps, net of tax	$6,099	$—	$—	$—	$6,099	$6,099	$(6,099)	$6,099
Foreign currency translation loss	(670)	—	(670)	670	(670)	(670)	670	(670)
Other comprehensive income	5,429	—	(670)	670	5,429	5,429	(5,429)	5,429
Comprehensive loss	$(658,492)	$(2,668)	$(487,783)	$490,451	$(658,492)	$(658,488)	$658,492	$(658,488)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the Fiscal Year Ended June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$8,392	$2,490,207	$—	$2,498,599	$—	$—	$2,498,599
Costs and expenses:
Educational services	116,094	9,287	1,321,716	—	1,447,097	—	—	1,447,097
General and administrative	(101,570)	(545)	791,258	—	689,143	—	—	689,143
Depreciation and amortization	32,552	605	131,555	—	164,712	—	—	164,712
Long-lived asset impairments	—	—	300,104	—	300,104	—	—	300,104
Total costs and expenses	47,076	9,347	2,544,633	—	2,601,056	—	—	2,601,056
Loss before interest, loss on debt refinancing and income taxes	(47,076)	(955)	(54,426)	—	(102,457)	—	—	(102,457)
Interest expense (income), net	122,297	—	2,387	—	124,684	(21)	—	124,663
Loss on debt refinancing	5,232	—	—	—	5,232	—	—	5,232
Deficit in loss of subsidiaries	(61,469)	—	—	61,469	—	(244,020)	244,020	—
Loss before income taxes	(236,074)	(955)	(56,813)	61,469	(232,373)	(243,999)	244,020	(232,352)
Income tax expense	7,946	43	3,658	—	11,647	391	—	12,038
Net loss	(244,020)	(998)	(60,471)	61,469	(244,020)	(244,390)	244,020	(244,390)

Net change in unrecognized loss on interest rate swaps, net of tax	$4,923	$—	$—	$—	$4,923	$4,923	$(4,923)	$4,923
Foreign currency translation loss	(527)	—	(527)	527	(527)	(527)	527	(527)
Other comprehensive loss	4,396	—	(527)	527	4,396	4,396	(4,396)	4,396
Comprehensive loss	$(239,624)	$(998)	$(60,998)	$61,996	$(239,624)	$(239,994)	$239,624	$(239,994)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Year Ended June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	EM LLC Consolidated	EDMC	Eliminations	EDMC Consolidated
Net revenues	$—	$9,000	$2,751,967	$—	$2,760,967	$—	$—	$2,760,967
Costs and expenses:
Educational services	93,322	10,554	1,398,480	—	1,502,356	—	—	1,502,356
General and administrative	(82,634)	(352)	845,573	—	762,587	276	—	762,863
Depreciation and amortization	26,637	500	131,526	—	158,663	—	—	158,663
Long-lived asset impairments	—	—	1,662,288		1,662,288			1,662,288
Total costs and expenses	37,325	10,702	4,037,867	—	4,085,894	276	—	4,086,170
Loss before interest, loss on debt refinancing and income taxes	(37,325)	(1,702)	(1,285,900)	—	(1,324,927)	(276)	—	(1,325,203)
Interest expense (income), net	107,772	—	2,565	—	110,337	(7)	—	110,330
Loss on debt refinancing	9,474	—	—	—	9,474	—	—	9,474
Deficit in loss of subsidiaries	(1,280,207)	—	—	1,280,207	—	(1,433,398)	1,433,398	—
Loss before income taxes	(1,434,778)	(1,702)	(1,288,465)	1,280,207	(1,444,738)	(1,433,667)	1,433,398	(1,445,007)
Income tax benefit	(1,380)	(15)	(9,945)	—	(11,340)	(97)	—	(11,437)
Net loss	$(1,433,398)	$(1,687)	$(1,278,520)	$1,280,207	$(1,433,398)	$(1,433,570)	$1,433,398	$(1,433,570)

Net change in unrecognized loss on interest rate swaps, net of tax	$(5,189)	$—	$—	$—	$(5,189)	$(5,189)	$5,189	$(5,189)
Foreign currency translation gain	(658)	—	(658)	658	(658)	(658)	658	(658)
Other comprehensive loss	(5,847)	—	(658)	658	(5,847)	(5,847)	5,847	(5,847)
Comprehensive loss	$(1,439,245)	$(1,687)	$(1,279,178)	$1,280,865	$(1,439,245)	$(1,439,417)	$1,439,245	$(1,439,417)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2014 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(105,944)	$(2,505)	$179,091	$70,642	$4	$70,646
Cash flows from investing activities:
Expenditures for long-lived assets	(11,490)	(997)	(61,273)	(73,760)	—	(73,760)
Proceeds from sale of fixed assets	—	—	9,565	9,565	—	9,565
Other investing activities	—	—	(2,457)	(2,457)	—	(2,457)
Net cash flows used in investing activities	(11,490)	(997)	(54,165)	(66,652)	—	(66,652)
Cash flows from financing activities:
Net repayments of debt and other	133,065	—	(226)	132,839	—	132,839
Share-based payment activities	—	—	—	—	3,113	3,113
Intercompany transactions	(19,534)	3,446	(31,258)	(47,346)	47,346	—
Net cash flows provided by (used in) financing activities	113,531	3,446	(31,484)	85,493	50,459	135,952
Effect of exchange rate changes on cash and cash equivalents	—	—	(74)	(74)	—	(74)
Net change in cash and cash equivalents	(3,903)	(56)	93,368	89,409	50,463	139,872
Beginning cash and cash equivalents	(10,777)	139	141,110	130,472	223	130,695
Ending cash and cash equivalents	$(14,680)	$83	$234,478	$219,881	$50,686	$270,567

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2013 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(168,316)	$(5,632)	$365,231	$191,283	$24	$191,307
Cash flows from investing activities
Expenditures for long-lived assets	(10,297)	(947)	(71,997)	(83,241)	—	(83,241)
Proceeds from sale of fixed assets	—	—	65,065	65,065	—	65,065
Other investing activities	(858)	—	(6,778)	(7,636)	—	(7,636)
Net cash flows used in investing activities	(11,155)	(947)	(13,710)	(25,812)	—	(25,812)
Cash flows from financing activities
Net repayments of debt and other	(225,406)	—	(234)	(225,640)	3	(225,637)
Intercompany transactions	420,349	6,620	(423,966)	3,003	(3,003)	—
Net cash flows provided by (used in) financing activities	194,943	6,620	(424,200)	(222,637)	(3,000)	(225,637)
Effect of exchange rate changes on cash and cash equivalents	—	—	(171)	(171)	—	(171)
Net change in cash and cash equivalents	15,472	41	(72,850)	(57,337)	(2,976)	(60,313)
Beginning cash and cash equivalents	(26,249)	98	213,960	187,809	3,199	191,008
Ending cash and cash equivalents	$(10,777)	$139	$141,110	$130,472	$223	$130,695

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Fiscal Year Ended June 30, 2012 (In thousands)

	EM LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	EM LLC Consolidated	EDMC	EDMC Consolidated
Net cash flows provided by (used in) operations	$(35,071)	$4,015	$17,140	$(13,916)	$3,066	$(10,850)
Cash flows from investing activities
Expenditures for long-lived assets	(10,373)	(1,127)	(82,046)	(93,546)	—	(93,546)
Other investing activities	(375)	—	(14,932)	(15,307)	—	(15,307)
Net cash flows used in investing activities	(10,748)	(1,127)	(96,978)	(108,853)	—	(108,853)
Cash flows from financing activities
Net repayments of debt and other	9,610	—	(263)	9,347	—	9,347
Common stock repurchased and stock option exercises	—	—	—	—	(101,455)	(101,455)
Intercompany transactions	26,776	(3,060)	(75,171)	(51,455)	51,455	—
Net cash flows provided by (used in) financing activities	36,386	(3,060)	(75,434)	(42,108)	(50,000)	(92,108)
Effect of exchange rate changes on cash and cash equivalents	—	—	(405)	(405)	—	(405)
Net change in cash and cash equivalents	(9,433)	(172)	(155,677)	(165,282)	(46,934)	(212,216)
Beginning cash and cash equivalents	(16,816)	270	369,637	353,091	50,133	403,224
Ending cash and cash equivalents	$(26,249)	$98	$213,960	$187,809	$3,199	$191,008

17. SEGMENT REPORTING
The Company's principal business is providing post-secondary education. The Company manages its operations through four reportable segments, which are The Art Institutes, Argosy University, Brown Mackie Colleges and South University. A summary of each reportable segment is below.

•
The Art Institutes.  The Art Institutes focus on applied arts in creative professions such as graphic design, media arts and animation, culinary arts, photography, digital filmmaking and video production, interior design, audio production, fashion design, game art and design, baking and pastry, and fashion marketing. The Art Institutes offer Associate’s, Bachelor’s and Master’s degree programs, as well as selective non-degree diploma programs. Students pursue their degrees through local campuses, fully-online programs through The Art Institute of Pittsburgh, Online Division and blended formats, which combine campus-based and online education. As of June 30, 2014, there were 51 Art Institutes campuses in 25 U.S. states and in Canada. As of October 2013, students enrolled at The Art Institutes represented approximately 53% of the Company's total enrollments.

•
Argosy University.  Argosy University offers academic programs in psychology and behavioral sciences, business, legal, education and health sciences disciplines. Argosy University offers Doctoral, Master’s and undergraduate degrees through local campuses, fully-online programs and blended formats. Argosy University’s academic programs largely focus on graduate students seeking advanced credentials as a prerequisite to initial licensing, career advancement and/or structured pay increases. As of June 30, 2014, there were 20 Argosy University schools in 13 U.S. states. As of October 2013, students enrolled at Argosy University represented approximately 19% of the Company's total enrollments. This segment includes Western State College of Law, which offers Juris Doctor degrees, and the Ventura Group, which provides courses and materials for post-graduate licensure examinations in the behavioral sciences fields and continuing education courses for K-12 educators.

•
Brown Mackie Colleges.  Brown Mackie Colleges offer flexible Associate’s and non-degree diploma programs that enable students to develop skills for entry-level positions in high demand vocational specialties and Bachelor’s degree programs that assist students to advance within the workplace. Brown Mackie Colleges offer programs in fields such as medical assisting, business, criminal justice, occupational therapy assistant, healthcare administration, and veterinary technology. As of June 30, 2014, there were 28 Brown Mackie College campuses in 15 U.S. states. As of October 2013, students enrolled at Brown Mackie Colleges represented approximately 13% of the Company's total enrollments.

•
South University.  South University offers academic programs in health profession and business disciplines, including business administration, health sciences, nursing, criminal justice, psychology, information technology, and healthcare management. South University offers Doctoral, Master’s, Bachelor’s and Associate’s degrees through local campuses, fully-online programs and blended formats. As of June 30, 2014, there were 11 South University campuses in nine U.S. states. As of October 2013, students enrolled at South University represented approximately 15% of the Company's total enrollments.

During fiscal 2013, the Company created "The Center", which provides support services to its four education systems through the centralization and automation of certain non-student facing activities, including financial aid packaging, the qualification and transfer of prospective students to school admissions teams, student billing services, certain registrar services, support call center services for students and employees, and remote student advising services. Effective July 1, 2013, The Center allocates costs to each reportable segment based primarily on the level of transaction volume. In the prior fiscal year, similar costs were allocated to each reportable segment based primarily on net revenues. To ensure comparability among periods, EBITDA excluding certain expenses for each segment has been recast to report results for the fiscal years ended June 30, 2013 and 2012 as if The Center existed in those periods and allocated its costs in a manner consistent with the fiscal 2014 methodology. The creation of The Center and changes in the allocation methodology had no impact on previously reported EBITDA excluding certain expenses for total EDMC.
EBITDA excluding certain expenses, the measure used by the chief operating decision maker to evaluate segment performance and allocate resources, is defined as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization and certain other expenses presented below. EBITDA excluding certain expenses is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA excluding certain expenses is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes EBITDA excluding certain expenses is helpful in highlighting trends because EBITDA excluding certain expenses excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, the Company's presentation of EBITDA excluding certain expenses may not be comparable to similarly titled measures of other companies. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity. As well as other summary financial information by reportable segment, a reconciliation of EBITDA excluding certain expenses by reportable segment to consolidated income (loss) before income taxes is presented below (in thousands):

	For the Fiscal Year Ended June 30,
	2014	2013	2012
Net revenues:
The Art Institutes	$1,386,729	$1,543,385	$1,738,542
Argosy University	321,118	356,544	397,458
Brown Mackie Colleges	265,606	298,175	314,801
South University	299,283	300,495	310,166
Total EDMC	$2,272,736	$2,498,599	$2,760,967

EBITDA excluding certain expenses:
The Art Institutes	$268,530	$352,036	$480,518
Argosy University	29,880	39,068	57,346
Brown Mackie Colleges	22,007	32,154	55,755
South University	41,260	46,613	10,560
Corporate and other	(85,538)	(89,654)	(94,298)
Total EDMC	276,139	380,217	509,881

Reconciliation to loss before income taxes:
Long-lived asset impairments	568,216	300,104	1,662,288
Restructuring and other	26,952	13,920	14,133
Lease abandonment charge	6,367	—	—
Settlement-related costs	7,859	—	—
Loss on sale-leaseback transactions	3,491	3,938	—
Loss on debt refinancing	—	5,232	9,474
Depreciation and amortization	152,501	164,712	158,663
Net interest expense	128,033	124,663	110,330
Loss before income taxes	$(617,280)	$(232,352)	$(1,445,007)

Expenditures for long-lived assets:
The Art Institutes	$30,829	$39,778	$42,970
Argosy University	5,712	6,719	6,573
Brown Mackie Colleges	2,847	9,049	11,906
South University	4,960	7,648	9,056
Corporate and other	29,412	20,047	23,041
Total EDMC	$73,760	$83,241	$93,546

	As of June 30,
Assets: *	2014	2013
The Art Institutes	$953,003	$1,521,597
Argosy University	297,320	274,151
Brown Mackie Colleges	210,154	231,225
South University	229,336	233,993
Corporate and other	187,223	162,390
Total EDMC	$1,877,036	$2,423,356
* Excludes inter-company activity.
18. SUBSEQUENT EVENTS

Debt Restructuring

Refer to Note 2, "Summary of Significant Accounting Policies," under "Basis of Presentation" for a description of the debt restructuring that occurred in September 2014. The Company will account for this transaction as a troubled debt restructuring and record cancellation of debt income in fiscal 2015. Refer to Note 9, "Derivative Instruments," for details regarding the termination of the Company's interest rate swaps in connection with the debt restructuring.

Sale-Leaseback Transaction
In August 2014, the Company completed a sale-leaseback of one of its buildings with an unrelated third party for net proceeds totaling $1.2 million. At the time of closing, the Company entered into an agreement to lease the facility for one year. The Company recorded a net loss from the sale of the building of approximately $7 million in the quarter ended September 30, 2014.

SCHEDULE II
EDUCATION MANAGEMENT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions/ Other	Balance at End of Period
Year ended June 30, 2012
Uncollectible accounts receivable	$194,264	$163,926	$113,001	$245,189
Estimated future loan losses	5,093	—	—	5,093
Deferred tax asset valuation allowance	21,667	3,600	—	25,267
Year ended June 30, 2013
Uncollectible accounts receivable	$245,189	$171,306	$213,884	$202,611
Estimated future loan losses	5,093	544	—	5,637
Deferred tax asset valuation allowance	25,267	(442)	—	24,825
Year ended June 30, 2014
Uncollectible accounts receivable	$202,611	$129,261	$156,354	$175,518
Estimated future loan losses	5,637	12,685	—	18,322
Deferred tax asset valuation allowance	24,825	127,438	—	152,263

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
The following table sets forth the Company's quarterly results for fiscal years ended June 30, 2014, 2013 and 2012 (in thousands except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30 (1)
Fiscal 2014: (1)
Revenue	$580,380	$593,673	$595,202	$503,481
Loss before income taxes	$(19,948)	$(2,383)	$(499,926)	$(95,023)
Net (loss) income	$(9,514)	$1,089	$(467,646)	$(187,846)
Diluted EPS	$(0.08)	$0.01	$(3.71)	$(0.69)

Fiscal 2013: ((2)
Revenue	$609,565	$654,895	$638,903	$595,236
(Loss) income before income taxes	$(21,818)	$53,064	$(254,111)	$(9,487)
Net (loss) income	$(13,091)	$31,144	$(260,408)	$(2,035)
Diluted EPS	$(0.11)	$0.25	$(2.09)	$(0.02)

Fiscal 2012: (2)
Revenue	$682,095	$737,188	$702,499	$639,185
Income (loss) before income taxes	$44,115	$103,291	$(417,844)	$(1,174,569)
Net (loss) income	$26,954	$63,127	$(394,926)	$(1,128,725)
Diluted EPS	$0.21	$0.49	$(2.69)	$(9.51)

(1) Refer to Note 2, "Summary of Significant Accounting Policies," for details with respect to a correction in the Company's policy regarding the recognition of incremental revenue recorded when students withdraw. This correction had the effect of reducing net revenues by $36.7 million and bad debt expense by $33.2 million, which resulted in an increase to the loss before taxes of $3.5 million in the fiscal quarter ended June 30, 2014. Previously reported amounts have not been corrected as the impact was deemed to be immaterial.

(2) The goodwill impairment charges in fiscal 2012 and fiscal 2013 have been revised as further described in Item 8, "Financial Statements and Supplementary Data," Note 5, "Goodwill and Intangible Assets" under “Correction of Immaterial Errors," which has resulted in (loss) income before income taxes, net (loss) income and diluted EPS being revised as compared to the originally reported amounts.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and participation of its management, which include the Company’s president and chief executive officer and chief financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”). Effective controls are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports are accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This evaluation was conducted as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the Company's president and chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are not effective because of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this annual report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States for each of the periods presented herein.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) in Internal Control-Integrated Framework. In connection with management's assessment of its internal control over financial reporting, the Company has identified a control deficiency that constitutes a material weakness in the internal control over financial reporting as of June 30, 2014, as described below.
Management has concluded that there is a material weakness in internal control over financial reporting, as the Company did not maintain effective controls to ensure the proper selection of its revenue recognition policy. Members of management with the requisite level of accounting knowledge, experience and training commensurate with financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. Specifically, the process for analyzing the collectability criterion for revenue recognition was not designed to assess collectability, on a student-by-student basis, throughout the period revenue was recognized by the Company's institutions. Although this control deficiency did not result in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2013 or 2012, the deficiency in the controls' design could have had a material impact on the Company's financial statements. Accordingly, management has determined that the control deficiency over revenue recognition constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this annual report on Form 10-K.
Management's Remediation Plan
Management is committed to remediating the control deficiency that constitutes the material weakness by implementing changes to its internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiency that gave rise to the material weakness.
Management plans to achieve this primarily through instituting additional controls within the revenue recognition process. Management also plans to undertake additional review processes to ensure the related significant accounting policies are implemented and applied properly on a consistent basis throughout the Company. Management believes these measures will remediate the control deficiency. However, to date, management has not completed the corrective actions that it believes are necessary. As management continues to evaluate and work to remediate the control deficiency that gave rise to the material weakness, it may determine to take additional measures to address the control deficiency.
Changes in Internal Controls Over Financial Reporting.
As previously disclosed in the March 31, 2014 Form 10-Q, the Company identified errors in prior periods in the calculation of deferred taxes that is required in connection with the hypothetical purchase price allocation performed in the step two portion of the goodwill impairment test during the third quarter of fiscal 2014. The errors in calculating the deferred taxes affected the magnitude of the goodwill impairment charges previously recorded. The impact of these errors was not material to any prior period; however, the aggregate pre-tax amount of the prior period errors would have been material to the Company's consolidated statements of operations for the three and nine months ended March 31, 2014. Therefore, the lack of internal controls indicated to management that deficiencies existed in internal controls over financial reporting that potentially would not prevent or detect a material misstatement to the consolidated financial statements. The Company remediated this material weakness during the quarter ended June 30, 2014.
There were no other changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EDMC’s Board of Directors
EDMC’s Board of Directors currently consists of ten members. In connection with our initial public offering in June 2006, certain of our shareholders, including investment funds associated with Providence Equity Partners, Goldman Sachs Capital Partners and Leeds Equity Partners who led the Transaction, entered into a shareholders agreement, which we refer to as our “Shareholders Agreement.” The parties to the Shareholders Agreement have agreed to vote their shares to elect two members to our Board of Directors designated by each of certain private equity funds affiliated with Providence Equity Partners (the “PEP Parties”) and certain private equity funds affiliated with Goldman Sachs Capital Partners (the “GSCP Parties”), and one member of our Board of Directors designated by certain private equity funds affiliated with Leeds Equity Partners. The respective rights of PEP Parties and the GSCP Parties to appoint directors will be reduced to the right to designate one director if such Sponsor’s beneficial stock ownership drops below 10% of the outstanding shares of our common stock, and the right of each Sponsor to designate directors will be eliminated if that Sponsor’s beneficial stock ownership drops below 2% of the outstanding shares of our common stock. Adrian M. Jones is currently the only designee of the GSCP Parties on the Board. Accordingly, the GSCP Parties, which collectively own more than 10% of the outstanding shares of our common stock, have the right to appoint an additional designee to the Board pursuant to the terms of the Shareholders Agreement. William R. Johnson has announced his intention to not stand for reelection to the Board of Directors at the 2014 annual shareholders meeting
Information about each of our directors is set forth below, including the directors’ principal occupation and business experience, other directorships, age as of October 1, 2014, and tenure on the EDMC’s Board.

Name and Age	Director Since	Business Experience, Other Directorships and Qualifications
Edward H. West 48	October 2012
Edward H. West became our Chief Executive Officer in August 2012. Mr. West previously served as our President and Chief Financial Officer from December 2008 to August 2012 and as Executive Vice President and Chief Financial Officer from the consummation of the Transaction in June 2006 until December 2008. Mr. West is the former Chairman and Chief Executive Officer of ICG Commerce, a position he held from 2002 until 2006. Prior to joining ICG Commerce, Mr. West served as President and Chief Operating Officer from 2001 to 2002 and Chief Financial Officer from 2000 to 2001 of Internet Capital Group, Inc. Prior to joining Internet Capital Group, Inc., Mr. West worked for Delta Air Lines, Inc. from 1994 to 2000, last serving as Executive Vice President and Chief Financial Officer. Mr. West brings to the Board his extensive expertise in financial matters and in-depth knowledge and understanding of the Company’s operations.

Samuel C. Cowley 54	October 2009
Samuel C. Cowley has served as General Counsel, Vice President, Business Development and Secretary of Prestige Brands Holdings, Inc., a seller of over-the-counter healthcare products, since February 2012. Prior to joining Prestige Brands, Mr. Cowley worked as a corporate attorney and investor. From May 2008 to February 2011, Mr. Cowley served as Executive Vice President, Business Development, General Counsel and Secretary of Matrixx Initiatives, Inc. Mr. Cowley was a director of Matrixx Initiatives from July 2005 to February 2011. Prior to joining Matrixx Initiatives, Mr. Cowley served as Executive Vice President and General Counsel for Swift Transportation Co., Inc. and was a member of Swift Transportation’s board of directors from March 2005 to May 2007. Mr. Cowley previously was a partner with the law firm of Snell & Wilmer L.L.P. Mr. Cowley’s career as an attorney in private practice as well as a senior executive and director of companies provides the Board with a valuable mix of legal expertise and operational management skills.

Name and Age	Director Since	Business Experience, Other Directorships and Qualifications
William R. Johnson 65	November 2013
William R. Johnson served as Chief Executive Officer of H. J. Heinz Company from 1998-2013 and as Chairman, President and Chief Executive Officer of Heinz from 2000 to 2013. He also serves as a director of Emerson Electric Company and United Parcel Service, Inc. Mr. Johnson joined Heinz in 1982 and held a number of leadership positions, including President and Chief Operating Officer, Senior Vice President, General Manager-New Businesses, and Vice President-Marketing for Ketchup, Foodservice, and Sauces. During his tenure, Mr. Johnson also managed diverse international businesses in the Asia/Pacific region, including Australia, New Zealand, China, Thailand, and South Korea. In 2006, he received the inaugural Global Visionary Award from Helen Keller International for Heinz’s micronutrient campaign, which is designed to combat iron deficiency anemia. He also received the Marco Polo Award, considered to be the highest honor bestowed by the Chinese government on foreign business leaders, for Heinz’s support of the development of the Chinese food industry. Mr. Johnson brings to the Board a unique and well-developed understanding of methods to drive shareholder value. He contributes to the Board his strategic vision for growth, business strategy and strategic planning skills, global business skills, marketing acumen, and a consumer focus. In addition, Mr. Johnson’s experience on other publicly-traded company boards and exposure to different industries provide the Board with insights regarding governance, finance, compensation, and other key matters.

Adrian M. Jones 50	June 2006
Adrian M. Jones joined Goldman, Sachs & Co. in 1994 and has been a Managing Director within the Principal Investment Area of its Merchant Banking Division since 2002, where he co-heads the American Equity business and is also a member of the Corporate Investment Committee of the Merchant Banking Division of Goldman, Sachs & Co. He serves on the board of directors of Biomet, Inc., HealthMarkets, Inc., Hearthside, Inc. and CTI Foods Holding Co LLC. Mr. Jones, who is a designee of Goldman Sachs Capital Partners, provides the Board with a broad background addressing capital structure issues as both a private investor and as a director of publicly traded and privately-held companies.

Jeffrey T. Leeds 58	March 2007
Jeffrey T. Leeds is the co-founder of Leeds Equity Partners, LLC, a leading New York-based private equity firm focusing on the education, information services, and training industries. Prior to co-founding Leeds Equity Partners, Mr. Leeds spent seven years specializing in mergers and acquisitions and corporate finance at Lazard Freres & Co. Prior to joining Lazard Freres & Co., Mr. Leeds served as a law clerk to the Hon. William J. Brennan, Jr. of the Supreme Court of the United States. Mr. Leeds also worked in the corporate department of the law firm of Cravath, Swaine & Moore in New York. Mr. Leeds currently serves as a director of BarBri, Inc., Evanta Ventures, Knowledge Factor, INTO Univerity Partnerships, and RealPage, Inc., a publicly traded provider of on-demand software solutions for the rental housing industry. Mr. Leeds also serves as a member of the Board of Directors of the Association of Private Sector Colleges and Universities. He has previously served as a director of Argosy University, Datamark, Inc., Miller Heiman, Instituto de Banca y Comercio and Ross University, among others. Mr. Leeds is a member of the Council on Foreign Relations and a member of the Board of Visitors at The Colin L. Powell School for Civic and Global Leadership at CCNY. Mr. Leeds graduated summa cum laude from Yale University with a B.A. degree in History and his J.D., magna cum laude, from Harvard Law School. He was also a Marshall Scholar at the University of Oxford. Mr. Leeds, who is a designee of Leeds Equity Partners, brings to the Board his vast experience in the education and related industries as well as his strong legal, financial and business acumen.

Name and Age	Director Since	Business Experience, Other Directorships and Qualifications
John R. McKernan, Jr. 66	June 1999
John R. McKernan, Jr. is currently President of the U.S. Chamber of Commerce Foundation, having served as Chairman of our Board of Directors from December 2008 to August 2012. Previously, he served as Executive Chairman from February 2007 to December 2008, as our Chief Executive Officer from September 2003 to February 2007, as our President from March 2003 to September 2003, and as Vice Chairman from the time that he joined the Company in June 1999 until March 2003. Mr. McKernan is also a director of BorgWarner Inc., a publicly traded producer of engineered components and vehicle powertrain system applications, and Houghton Mifflin Harcourt, a publicly-traded global learning company, and served as Governor of the State of Maine from 1987 to 1995. Mr. McKernan brings to the Board his extensive knowledge of the Company’s business, structure, history and culture along with his understanding of the legislative process based on his experience in government.

Leo F. Mullin 71	June 2006
Leo F. Mullin retired as Chief Executive Officer of Delta Air Lines, Inc. in December 2003 and Chairman in April 2004, after having served as its Chief Executive Officer since 1997 and Chairman since 1999. Mr. Mullin currently serves in a consultative capacity as a Senior Advisor, on a part-time basis, to Goldman Sachs Capital Partners. Mr. Mullin was Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive of First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995, and as Chairman and Chief Executive Officer of American National Bank, a subsidiary of First Chicago Corporation, from 1991 to 1993. Mr. Mullin serves as a director of Johnson & Johnson, a publicly traded manufacturer of pharmaceutical and healthcare products, and ACE Limited, a publicly traded provider of insurance and reinsurance services. Mr. Mullin’s experience as Chairman and CEO of one of the nation’s largest airlines and his long and distinguished career in the banking industry make him a skilled advisor on operational and financial matters.

Brian A. Napack 52	November 2012
Brian A. Napack is a senior advisor of Providence Equity Partners LLC. Prior to joining Providence in 2012, Mr. Napack served as President of Macmillan, the global publisher, in the U.S. from 2006 to 2011. Prior to his role at Macmillan, Mr. Napack was a partner at L.E.K. Consulting, a global management consulting firm, serving as co-head of its Media and Entertainment practices and leading its Publishing and Education practices. Mr. Napack also founded and served as CEO of ThinkBox, an educational software company. Previously, he worked for The Walt Disney Company where he founded Disney Educational Publishing and was a co-founder of Disney Interactive. He has also held senior roles at Simon & Schuster, the publishing company, and at A.T. Kearney, a leading management consulting company. Mr. Napack currently serves on the board of Blackboard Inc., Ascend Learning, HotChalk, Inc., Isolation Network, Inc., and Zero-to-Three, a national advocacy organization dedicated to improving the lives of infants and toddlers. Mr. Napack brings to the Board his broad-based management experience and knowledge of the education and related industries.

Name and Age	Director Since	Business Experience, Other Directorships and Qualifications
Paul J. Salem 50	June 2006
Paul J. Salem is a Senior Managing Director and a co-founder of Providence Equity Partners. Prior to joining Providence Equity Partners in 1992, Mr. Salem worked for Morgan Stanley & Co. in corporate finance and mergers and acquisitions. Prior to that time, Mr. Salem spent four years with Prudential Investment Corporation, an affiliate of Prudential Insurance, where his responsibilities included leveraged buyout transactions and helping to establish Prudential’s European investment office. Mr. Salem is also a director of N.E.W. Asurion Corp., a provider of technology protection services, and Gruppo TorreSur, a provider of infrastructure sharing services to the telecommunications industry, and previously served as a director of PanAmSat Holding Corporation. Mr. Salem, who is a designee of Providence Equity Partners, provides the Board of Directors with a broad-based background in analyzing business operations, models, strategic plans and financial statements.

Peter O. Wilde 45	June 2006
Peter O. Wilde is a Managing Director of Providence Equity Partners. Prior to joining Providence Equity Partners in 2002, Mr. Wilde was a General Partner at BCI Partners, where he began his career in private equity investing in 1992. Mr. Wilde is also a director of N.E.W. Asurion Corp., a provider of technology protection services, Ascend Learning, which owns Assessment Technologies Institute and Jones & Bartlett Publishers, Study Group Pty Limited, Blackboard Inc., and Galileo Global Education. Mr. Wilde, who is a designee of Providence Equity Partners, brings to the Board of Directors his extensive understanding of private equity and financial matters and experience as an investor in and director of several other companies in the education industry.

Involvement in Certain Legal Proceedings
Leo F. Mullin, a director, served as Chief Executive Officer of Delta Air Lines, Inc. from 1997 through December 2003 and as Chairman of Delta Air Lines, Inc. from 1999 through April 2004. Delta Air Lines, Inc. filed a petition under federal bankruptcy laws in September 2005.

Executive Officers
The names, ages and positions of our executive officers as of October 1, 2014, are as follows:

Name	Age	Position
Edward H. West(1)	48	President and Chief Executive Officer
Mick J. Beekhuizen	38	Executive Vice President and Chief Financial Officer
Donna A. Bucella	58	Senior Vice President - Risk and Compliance and Chief Compliance Officer
Carol A. DiBattiste	62	Executive Vice President and Chief Legal, Privacy, Security, and Administrative Officer
Danny D. Finuf	54	President, Brown Mackie Colleges
James C. Hobby	64	Executive Vice President, Operational Services and Support
J. Devitt Kramer	50	Senior Vice President, General Counsel and Secretary
Mark S. Miko	41	Senior Vice President and Chief Information Officer
Timothy Moscato(2)	45	Chief Operating Officer, The Art Institutes
Mark E. Novad	49	Senior Vice President - Human Resources
John T. South, III	67	Senior Vice President, Chancellor, South University
Craig D. Swenson(3)	61	Chancellor, Argosy University

(1)	Mr.West’s business experience and job positions are described above under the heading “EDMC’s Board of Directors.”
(2)	Mr. Moscato became an executive officer after October 1, 2014, the date of the table.
(3)	Mr. Swenson announced his intent to retire effective November 8, 2014 after October 1, 2014, the date of the table.
Mick J. Beekhuizen has served as the Company’s Chief Financial Officer since April 2013. Prior to becoming Chief Financial Officer, he had served as a Director of the Company since 2009. He had been with Goldman, Sachs & Co. since 2000 and had been a Managing director in the Merchant Banking division since 2010. Prior to joining the Merchant Banking division in New York in 2004, Mr. Beekhuizen worked in the Investment Banking Division at Goldman, Sachs & Co. in Frankfurt, Germany.
Donna A. Bucella was appointed as the Company’s new Senior Vice President, Risk and Compliance, and Chief Compliance Officer in May 2013. From 2010 to 2013, Ms. Bucella served as Assistant Commissioner of U.S. Customs and Border Protection, Office of Intelligence and Investigative Liaison. From 2008 to 2010, she was of counsel for Foley & Lardner LLP. Ms. Bucella worked at Perot Systems Government Services from 2007 to 2008, and Bank of America from 2006 to 2007. After September 11th, Ms. Bucella joined the Transportation Security Administration as the first Southeast Area Director and was responsible for the operations of 80 federalized airports. In 2003, Ms. Bucella was selected by the President and the Director of the Federal Bureau of Investigation to become the first Director of the Terrorist Screening Center which she created from inception and led it to full operational capacity as it exists today, serving in this role from 2003 to 2006. From 1999 to 2001, she was the United States Attorney for the Middle District of Florida, appointed by the President and confirmed by the Senate. In 2001 to 2002, Ms. Bucella was a partner at Steel, Hector and Davis, LLP. Previously, she served as Assistant United States Attorney for the Southern District of Florida, and Director of the Office of Legal Education for the Department of Justice. She has also served in the U.S. Army Reserves and retired in the Reserves at the rank of Colonel.
Carol A. DiBattiste was appointed Executive Vice President, Chief Legal, Privacy, Security, and Administrative Officer of the Company in May 2013. Ms. DiBattiste is responsible for oversight of the Company’s legal affairs, human resources, student financial services compliance, regulatory affairs compliance, and privacy and security functions. She joined the Company in March 2013 as its Chief Legal and Compliance Officer. Previously, Ms. DiBattiste was Executive Vice President, General Counsel and Chief Administrative Officer for Geeknet, Inc., a publicly traded e-commerce business where she also developed enterprise risk management and compliance programs, from 2011 to 2013. Ms. DiBattiste has served in executive privacy, security, compliance and legal roles at Reed Elsevier from 2008 to 2011, and ChoicePoint, Inc. from 2005 to 2008, where she also served as General Counsel and Chief Privacy Officer until ChoicePoint was acquired by Reed Elsevier. Previously, from 2001 to 2003, she was a partner in the international law firm of Holland & Knight LLP where her specialties included government relations, corporate diversity counseling, and civil and criminal litigation. Ms. DiBattiste also served as the Under Secretary of the United States Air Force, Department of Defense, as confirmed by the U.S. Senate, from 1999 to 2001, the Principal Deputy General Counsel for the U.S. Navy from 1993 to 1994, and the Deputy Administrator of the Transportation Security Administration, Department of Homeland Security from 2003 to 2005. In the Department of Justice, Ms. DiBattiste served as a federal prosecutor from 1991 to 1992, the Director of the Department of Justice’s Office of Legal Education from 1992 to 1993, the Director of the Executive Office for United States Attorneys from 1994 to 1997, and later as Deputy United States Attorney for the Southern District of Florida from 1997 to 1999. She served for twenty years in the United States Air Force on active duty in enlisted, officer, and JAG capacities, and retired in 1991.
Danny D. Finuf has served as President of Brown Mackie Colleges since April 2014 after previously serving in this position from July 2006 through April 2013. Mr. Finuf served as Executive Vice President - Education System Operations from May 2013 through March 2014 and Senior Vice President of Operations from July 2011 through May 2013. From July 2004 to July 2006, he served as Group Vice President for the Company. From September 2003 to July 2004, he served as Regional Vice President of the Central Region. From November 1995 to September 2003, he held the position of Campus President and Regional President for seven Brown Mackie College campuses. Prior to joining American Education Centers, which was acquired by Education Management Corporation in September 2003, from August 1990 to November 1995, Mr. Finuf was the Vice President of Administrative Services for Spartan College of Aeronautics in Tulsa, Oklahoma.
James C. Hobby was appointed Executive Vice President of Operational Services & Support in January 2014. In his role, Mr. Hobby is responsible for providing strategic direction to the Center, which provides support to the Company’s education systems. Prior to joining the Company, Mr. Hobby served as Executive Vice President - Global Operations at Sykes Enterprises from 2003 to 2012, a multinational business processing outsourcing company. He also served as Vice President of Services and Support Operations for Gateway Computers from 1999 to 2001, and Vice President - EMEA Customer Service Operations for American Express from 1996 to 1999, and held various operations positions of increasing responsibility at Federal Express.
J. Devitt Kramer was appointed Senior Vice President, General Counsel and Secretary in July 2006 after serving as Vice President, Senior Counsel and Assistant Secretary from May 2004 through June 2005 and Vice President, Corporate Compliance from July 2005 to June 2006. Prior to joining us, Mr. Kramer served as the Senior Vice President, General Counsel and Secretary of Printcafe Software, Inc. from January 2000 through February 2004, was an attorney with Benesch, Friedlander, Coplan & Aronoff in Cleveland, Ohio from 1994 through 1999 and an accountant with Ernst & Young LLP from 1986 through 1992.
Mark S. Miko has been our Senior Vice President and Chief Information Officer since July 2012. From November 2011 to July 2012, Mr. Miko served as Senior Vice President and IT Business Management Director for the PNC Financial Services

Group and from April 2005 to November 2011, Mr. Miko was the chief information officer for the Armstrong Group of Companies, a privately-held conglomerate comprised of cable, telephone, security, home technology, real estate and food services companies. Prior to joining Armstrong, Mr. Miko was a senior manager with Deloitte Consulting from 1995 to 2005.
Timothy P. Moscato was named the Chief Operating Officer for The Art Institutes system of schools in July 2014. Mr. Moscato served as a Group Vice President and Vice Chancellor of Operations for Argosy University’s College of Creative Arts and Design from September 2012 to July 2014 and President of The Art Institute of Portland from September 2011 to September 2012.  Prior to joining the Company, Mr. Moscato was employed by The University of Phoenix, serving as Vice President of Real Estate Strategy from October 2009 to September 2011 and Regional Vice President of the Northeast Region from October 2006 to October 2009.
Mark E. Novad has been our Senior Vice President - Human Resources since December 2011. Mr. Novad joined EDMC in 2008 when he became the Vice President of Human Resources for our corporate office in Pittsburgh. His role expanded to include oversight of the Human Resources function at OHE. Prior to joining EDMC, Mr. Novad was the Corporate Director of Human Resources at II-VI Incorporated, a publicly traded high-tech developer and manufacturer.
John T. South, III, joined us in July 2003 when we acquired South University, which was owned by Mr. South. Mr. South has served as Chancellor of South University since October 2001 and served on the Board of Trustees of Argosy University from February 2006 through December 2013, serving as Chairman from February 2006 until April 2010. Prior to our acquisition of South University, Mr. South was shareholder and CEO of various affiliated private colleges and had been Chief Executive Officer of South University since 1975. Mr. South also served as President of South University prior to being appointed Chancellor in October 2001. Mr. South currently is on the advisory board of Sun Trust Bank of Savannah.
Craig D. Swenson was named Chancellor of Argosy University in September 2007. Prior to assuming that role, Dr. Swenson was the Provost and Vice President of Academic Affairs at Western Governors University in Salt Lake City, UT from April 2006 to September 2007 and previously served for seven years as Provost and Senior VP for Academic Affairs for the University of Phoenix system where he was also Senior Regional Vice President and a Vice President and Campus Director. Dr. Swenson started his professional career in marketing, public relations and advertising and, prior to becoming a full-time academician, was Vice President and Marketing Director for First Interstate Bank. Dr. Swenson was elected to the board of the Council of Higher Education Accreditation in July 2009. He also serves as a member of the CHEA International Quality Group Advisory Board. Dr. Swenson is a member of the U.S. Army Education Committee and recently completed service as a member of the U.S. Secretary of Education’s National Advisory Council on Institutional Quality and Integrity.

CORPORATE GOVERNANCE
Board Structure
Our Board of Directors currently consists of ten persons. The Board has determined that Samuel C. Cowley, Leo F. Mullin and Brian A. Napack are independent in accordance with the listing standards for companies with securities listed on NASDAQ.
Parties to the Shareholders Agreement collectively own more than 50% of the total voting power of our common stock, and we utilize certain “controlled company” exemptions under NASDAQ’s corporate governance listing standards that free us from the obligation to comply with certain NASDAQ corporate governance requirements, including the requirements:
•that a majority of our Board of Directors consists of independent directors;

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

These exemptions do not modify the independence requirements for our Audit Committee, and our Audit Committee is composed solely of independent directors.
Meetings of the Board
In fiscal 2014, our Board met nine times. In addition to meetings of the Board, directors attended meetings of individual Board committees. In fiscal 2014, all of the directors attended at least 88.5% of the Board meetings and meetings of Board committees of which they were a member during the periods for which they served, with the exception of Mr. Wilde, who attended 83.3% of the applicable meetings, and Todd S. Nelson, who attended 66.7% of applicable meetings but did not stand for reelection in November 2013. In addition to Board and committee meetings, it is the Company’s policy that directors are expected to attend the Annual Meeting.
Non-management members of the Board meet in executive sessions on a regular basis. Neither Mr. West nor any other member of management attends such meetings of non-management directors. For information regarding how to communicate with non-management directors as a group and one or more individual members of the Board, see “Communications with Directors” below.
Board Committees
The principal standing committees of the Board include the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each such committee operates under a written charter, current copies of which are available on the Company’s website at www.edmc.edu under the heading “Corporate Governance” on the “Investor Relations” page of the website. Copies of the charters are also available in print to shareholders upon request, addressed to the Company’s Secretary at 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222.

The table below provides fiscal 2014 membership and meeting information for our principal Board committees.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William R. Johnson (1)
Edward H. West
Samuel C. Cowley	Member
Adrian M. Jones		Chair	Member
Jeffrey T. Leeds		Member	Member
John R. McKernan, Jr.
Leo F. Mullin	Chair		Member
Brian A. Napack	Member
Todd S. Nelson (2)
Paul J. Salem			Chair
Peter O. Wilde		Member
Meetings in Fiscal 2014	10	5	4

(1)	Mr. Johnson has announced his intention to not stand for reelection at the 2014 annual shareholders meeting.
(2)	Mr. Nelson did not stand for reelection at the 2013 annual shareholders meeting.
Audit Committee and Audit Committee Financial Expert. Our Audit Committee assists our Board of Directors in its oversight of the integrity of our financial statements, our independent registered public accounting firm’s qualifications and independence and the performance of our independent registered public accounting firm. Additionally, the Audit Committee:

•
reviews the audit plans and findings of our independent registered public accounting firm and our internal audit staff, as well as the results of regulatory examinations, and tracks management’s corrective action plans where necessary;

•	reviews our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;

•	reviews our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and

•
appoints annually our independent registered public accounting firm, evaluates its independence and performance and sets clear hiring policies for employees or former employees of our independent registered public accounting firm.

Our Audit Committee is composed solely of independent directors. Our Board of Directors has determined that Leo F. Mullin, the chairman of the Audit Committee, qualifies as an “audit committee financial expert.”
Compensation Committee. Our Compensation Committee oversees our compensation and benefits policies; oversees and sets the compensation and benefits arrangements of our Chief Executive Officer and certain other executive officers; provides a general review of, and makes recommendations to our Board of Directors and/or to the Company’s shareholders with respect to our equity-based compensation plans; reviews and makes recommendations with respect to all of our equity-based compensation plans that are not otherwise subject to the approval of our shareholders; implements, administers, operates and interprets all equity-based and similar compensation plans to the extent provided under the terms of such plans, including the power to amend such plans; and reviews and approves awards of shares or options to officers and employees pursuant to our equity-based plans.
Nominating and Corporate Governance Committee. The principal duties of the Nominating and Corporate Governance Committee are to recommend to the Board of Directors proposed nominees for election to the Board of Directors by the shareholders at annual meetings and to develop and make recommendations to the Board of Directors regarding corporate governance matters and practices.
Audit Committee Report
The Audit Committee reports to and acts on behalf of the Board of Directors of the Company by providing oversight of the accounting and financial reporting processes of the Company, including the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, review of the qualifications, independence and performance of the Company’s independent registered public accounting firm, and oversight of the Company’s internal audit function. In its role of overseeing the Company’s compliance with legal and regulatory requirements, the Committee primarily meets with management on a regular basis and receives and evaluates reports of current activity. The Company’s management is responsible for preparing the Company’s financial statements and systems of internal control, while the Company’s independent registered public accounting firm is responsible for auditing those financial statements and expressing its opinion as to whether the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.
In performing its duties, the Audit Committee meets at least quarterly and holds discussions with management and the internal auditors and independent registered public accounting firm, including private sessions with the internal auditors and the independent registered public accounting firm. Management represented to the Audit Committee that the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2014 were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm.
The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the applicable Auditing Standards as periodically amended, including significant accounting policies, alternative accounting treatments and estimates, judgments and uncertainties. In addition, the independent registered public accounting firm provided to the Audit Committee the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and the Audit Committee and the independent registered public accounting firm have discussed the auditors’ independence from the Company and its management, including the matters in those written disclosures and letter. Additionally, the Audit Committee considered the non-audit services provided by the independent registered public accounting firm and the fees and costs billed and expected to be billed by the independent auditors for those services. All of the non-audit services provided by the independent registered public accounting firm since the completion of the Company’s initial public offering in October 2009, and the fees and costs incurred in connection with those services, have been pre-approved by the Audit Committee in accordance with the Audit Committee Pre-Approval Policy and Procedure adopted by the Committee. When approving the retention of the independent registered public accounting firm for non-audit services, the Audit Committee considered whether the retention of the independent registered public accounting firm to provide those services is compatible with maintaining auditor independence.
In reliance on the reviews and discussions with management and the independent registered public accounting firm referred to above, the Audit Committee believes that the non-audit services provided by the independent registered public accounting firm are compatible with, and did not impair, auditor independence. The Audit Committee also has discussed with the Company’s internal auditors and independent registered public accounting firm, with and without management present, their evaluations of the Company’s internal accounting controls and the overall quality of the Company’s financial reporting.
Based on the reviews and discussions with management and the independent registered public accounting firm referred to above, the Audit Committee recommended to the Board of Directors on October 15, 2014, and the Board of Directors has approved, the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for filing with the Securities and Exchange Commission.
Respectfully Submitted by the Members of the Audit Committee,
Samuel C. Cowley
Leo F. Mullin, Chair
Brian A. Napack

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that may incorporate future filings (including this Form 10-K, in whole or in part), the preceding Audit Committee Report shall not be incorporated by reference in any such filings or deemed “soliciting material” or to be “filed” with the SEC.
Director Qualifications and Diversity
The Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials and does not have any specific minimum qualifications that must be met by a nominee recommended by the Nominating and Corporate Governance Committee or by a shareholder. Candidates for director nominees are reviewed in the context of the current composition of our Board of Directors, our operating requirements and the long-term interests of our shareholders. The Nominating and Corporate Governance Committee works with our Board to determine the appropriate characteristics, skills, and experiences for the Board as a whole and its individual members with the objective of having Board members with diverse backgrounds and experience. Characteristics expected of all directors include integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to the Board. We believe all of our directors possess these characteristics.
In evaluating the suitability of director candidates, the Nominating and Corporate Governance Committee takes into account many factors, including a general understanding of business strategy, marketing, finance, executive compensation and other disciplines relevant to the success of a publicly traded company in today’s business environment; understanding of our business and industry; educational and professional background; personal accomplishment; whether a candidate meets the definition of independent director as specified in NASDAQ’s listing standards; and race, age, gender and ethnic diversity. The Nominating and Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group that can best continue the success of our business and represent shareholder interests through the exercise of sound judgment using its diversity of experience. The Nominating and Corporate Governance Committee evaluates each incumbent director to determine whether the director should be nominated to stand for re-election, based on the types of criteria outlined above as well as the director’s history of meeting attendance, tenure, and preparation for and participation at Board and Board committee meetings.
Director Nomination Process
The Nominating and Corporate Governance Committee will consider director candidates properly submitted by shareholders. In considering candidates submitted by shareholders, the Nominating and Corporate Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate, including those traits, abilities and experience identified above. Any submission of a proposed candidate for consideration by the Nominating and Corporate Governance Committee should include the name of the proposing shareholder and evidence of such person’s ownership of EDMC stock, and the name of the proposed candidate, his or her resume or a listing of his or her qualifications to be a director of the Company, and the proposed candidate’s signed consent to be named as a director if recommended by the Nominating and Corporate Governance Committee. Such information will be considered by the chairperson of the Nominating and Corporate Governance Committee, who will present the information on the proposed candidate to the entire Nominating and Corporate Governance Committee.
The Nominating and Corporate Governance Committee identifies new potential nominees by asking current directors and executive officers to notify the Nominating and Corporate Governance Committee if they become aware of persons, meeting the criteria described above, who would be good candidates for service on the Board. The Nominating and Corporate Governance Committee also, from time to time, may engage firms that specialize in identifying director candidates. As described above, the Nominating and Corporate Governance Committee will also consider candidates recommended by shareholders.
Once a person has been identified by the Nominating and Corporate Governance Committee as a potential candidate, the Nominating and Corporate Governance Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If the Nominating and Corporate Governance Committee determines that the candidate warrants further consideration, the chairperson or another member of the Nominating and Corporate Governance Committee will contact the person. Generally, if the person expresses a willingness to be considered and to serve on the Board, the Nominating and Corporate Governance Committee will request information from the candidate, review the candidate’s accomplishments and qualifications, including in light of any other candidates that the Nominating and Corporate Governance Committee might be considering, and conduct one or more interviews with the candidate. In certain instances, members of the Nominating and Corporate Governance Committee may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments. The Nominating and Corporate Governance Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a shareholder.

Board of Directors Leadership Structure
The Board annually elects one of its own members as the Chairman of the Board. Mr. Johnson currently serves as Chairman of our Board, having succeeded Mr. Nelson in November 2013. The Board has no fixed policy with respect to the separation of the offices of Chairman of the Board and Chief Executive Officer. The Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interest of the Company and our shareholders at any given time. We believe our current board leadership structure is appropriate because Mr. Johnson has never served as our Chief Executive Officer. The Board believes that Mr. Johnson can serve effectively as a liaison between the Board and management because he previously served as the Chief Executive Officer and Chairman of another publicly-traded company. Mr. Johnson has announced his intent to not stand for reelection at the 2014 annual shareholders meeting. The Board will select another director to serve as Chairman upon his resignation.
Board of Directors Risk Oversight
The Board takes an active role in risk oversight of our Company both as a full Board and through its committees. Presentations and discussions at Board and committee meetings include an assessment of opportunities and risks inherent in our strategies and external environment.
The entire Board addresses enterprise level risks facing the Company. In connection with the execution of this duty, our Chief Executive Officer reports to the Board of Directors at each Board meeting any enterprise and other material risks facing the Company. In addition, strategic risk, which relates to the Company properly defining and achieving its high-level goals and mission, as well as operating risk, the effective and efficient use of resources and pursuit of opportunities, are regularly monitored and managed by the full Board through the Board’s regular and consistent review of our operating performance and strategic plan. For example, at each of the Board’s regularly scheduled meetings throughout the year, management provides presentations on the Company’s performance. The entire Board of Directors approves our strategic plan and annual operating plan, the results of which are reported on by management at each regular Board meeting.
Reporting risk, which relates to the reliability of our financial reporting, and compliance risk, which relates to our compliance with applicable laws and regulations, is primarily overseen by the Audit Committee. Under its charter, the Audit Committee is responsible for oversight of our major areas of risk exposure, whether operational, financial or otherwise, the adequacy and effectiveness of our accounting and financial reporting and disclosure controls and procedures, and the steps management has taken to monitor and control such exposures and manage legal compliance. In keeping with best practices, the Company separated the legal and compliance and risk functions, with the compliance and risk function now reporting directly to the Audit Committee of the Board of Directors. In May 2013, the Company hired a Chief Compliance Officer who reports to the Audit Committee on compliance and risk matters. The Chief Compliance Officer and the head of the Company’s internal audit function, which also reports to the Audit Committee and the Chief Compliance Officer, meets with the Audit Committee on a quarterly basis to discuss any potential compliance, risk, or control issues. The Audit Committee also receives a report from the Chief Compliance Officer regarding the Company’s annual assessment of risks related to corporate processes, information technology processes, and schools, as well as the adequacy and effectiveness of internal control systems. Identified risks are prioritized based on the potential exposure to the business, measured as a function of severity of impact and likelihood of occurrence. In addition, the internal audit department performs an annual risk assessment regarding corporate processes, information technology processes, and schools in connection with creating its audit plan and shares the results of this risk assessment with the Audit Committee. Our internal audit department performs integrated audits designed to test business functions along with financial reporting and internal controls. Results of internal audits are discussed with the Audit Committee on a quarterly basis.
While the Board oversees the Company’s risk management, management is responsible for the day-to-day risk management processes. We believe this division of responsibility is a highly effective approach for addressing the risks facing the Company and that our Board leadership structure supports this approach.
Risk in Compensation Programs
Our management, under the oversight of the Compensation Committee and with assistance from human resources and legal personnel, periodically reviews of our compensation programs to determine whether the risks arising from our compensation programs are reasonably likely to have a material adverse effect on the Company. This risk assessment process included a review of the design and operation of our compensation programs, identification and evaluation of situations or compensation elements that may raise material risks, and an evaluation of other controls and processes designed to identify and manage risk. Based on this review, we concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. We made no substantive changes to our compensation programs in fiscal 2014.

Business Ethics Policy and Code of Conduct
The Board has adopted a Business Ethics Policy and Code of Conduct that applies to every employee of the Company, including our Chief Executive Officer, Chief Financial Officer, Controller, Chief Accounting Officer, and the Board as appropriate. A current copy of the Business Ethics Policy and Code of Conduct is posted on the Company’s website at www.edmc.edu under the heading “Corporate Governance” on the “Investor Relations” page of our website. Copies of the Business Ethics Policy and Code of Conduct are also available in print to shareholders upon request, addressed to EDMC’s Secretary at 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222. The Company intends to post any amendments to the Business Ethics Policy and Code of Conduct on its website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of our common stock and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports furnished to us by these persons, we believe that all of these requirements were satisfied during fiscal 2014.

ITEM 11	EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board of Directors has reviewed and discussed the section of this Form 10-K entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis,” be included in this Form 10-K for the fiscal year ended June 30, 2014.
Respectfully Submitted by the Members
of the Compensation Committee,
Mr. Jeffrey T. Leeds
Mr. Adrian M. Jones, Chairman
Mr. Peter O. Wilde
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes the compensation philosophy, strategies, principles, policies and practices for our named executive officers (the “Named Executive Officers”) for our fiscal year ended June 30, 2014, within the external context of the overall education industry and our internal values, mission, and vision.
Our Named Executive Officers for fiscal 2014 are:
•Edward H. West, President and Chief Executive Officer
•Mick J. Beekhuizen, Executive Vice President and Chief Financial Officer
•Carol A. DiBattiste, Executive Vice President and Chief Legal, Privacy, Security, and Administrative Officer
•Danny D. Finuf, President, Brown Mackie Colleges
•Donna A. Bucella, Senior Vice President, Risk and Compliance and Chief Compliance Officer
Compensation Program Objectives
Our executive compensation program is designed to meet four principal objectives which support our overall philosophy to attract and retain highly skilled, performance-oriented executives and to motivate them to achieve outstanding results.

•	Performance - Reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial and business results.
•Competitive - Provide competitive compensation packages to attract and retain superior executive talent.

•	Student Outcomes - Align the compensation of executives with academic achievement and successful outcomes by students attending our schools

•	Shareholder Interests - Align the interests of executive officers with those of our shareholders by providing long-term equity compensation and meaningful equity ownership
To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to shareholder value and overall performance.

Our compensation program for senior executives is designed to reward Company and individual performance. The compensation program is intended to reinforce the importance of performance, accountability, and good governance at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals. While the overall market positioning for the executive leadership team is targeted at the market seventy-fifth percentile, each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program philosophy. For our executive officers, we look at each individual’s contributions to our overall results and our operating and financial performance compared with the targeted goals.
Competitive Data
The Compensation Committee considers competitive market data provided by our independent compensation consultant, Pearl Meyer & Partners, and our executive compensation team.
In order to determine competitive compensation practices, Pearl Meyer & Partners provides the Compensation Committee with compensation data derived principally from surveys of compensation practices of comparable companies, including general survey data compiled by Pearl Meyer & Partners and additional data developed by Pearl Meyer & Partners from public filings by selected companies that the Compensation Committee considers appropriate comparators for the purposes of developing executive compensation benchmarks. The Compensation Committee believes that monitoring the compensation levels, overall compensation structure and program design, as well as the financial performance, of a peer group of other companies in the proprietary education industry provides useful information that assists the Compensation Committee in designing the executive compensation programs. The following 14 publicly traded companies in the proprietary education industry represent the peer group used for fiscal 2014 executive compensation benchmarking purposes:

Apollo Group, Inc	K12, Inc.
Graham Holding Company	Grand Canyon University
Devry, Inc.	Strayer Education, Inc.
Corinthian Colleges, Inc.	Capella Education Company
ITT Educational Services, Inc.	Lincoln Educational Services Corporation
Career Education Corporation	Universal Technical Institute
Bridgepoint Education, Inc.	American Public Education, Inc.
Mix of Compensation Program Elements
Our executive compensation during fiscal 2014 consisted of base salary, cash bonuses, grants under long-term incentive plans, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Similarly, compensation decisions regarding one compensation component do not directly influence decisions regarding other compensation elements. For example, an increase to the base salary of a Named Executive Officer does not require a formulaic decrease to another element of the executive’s compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components and overall target total compensation.
We believe that together all of our compensation components provide a balanced mix of base compensation and compensation that is contingent upon each executive officer’s individual performance, the Company’s overall performance, and market competitiveness. Foundationally, the compensation program provides executive officers with a reasonable level of security to mitigate inappropriate risk-taking incentives through base salary and benefits, while rewarding them through incentive compensation for achievement of business objectives and shareholder value creation. In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which is accomplished through all of our compensation elements. We believe that each of our compensation components is critical in achieving these objectives.

Annual Base Salary	Provide executives with a base level of monthly income and security
Annual Cash Bonus	Motivate executives to drive operating and financial performance
Annual Long-term Equity Incentive Awards - Restricted Stock Units (“RSUs”) - Non-Qualified Stock Options (“NQSOs”)	Link the interests of our executives with our shareholders, which motivates our executives to create shareholder value
Annual Base Salary
We determine base salaries for all of our Named Executive Officers by reviewing the individual’s performance, the value each Named Executive Officer brings to us and general labor market conditions. Elements of individual performance considered, among others, without any specific weighting given to each element, were business-related accomplishments during the year, difficulty and scope of responsibilities, effective leadership, motivation, communication, experience, expected future contributions to the Company, future potential, difficulty of replacement and accountability within the Company. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. No element of compensation for our Named Executive Officers was set or adjusted based on compensation data regarding the compensation practices of other companies.
The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of the Company’s and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year. In fiscal 2014, our Compensation Committee reviewed the relative internal compensation relationships among the Named Executive Officers, based principally on each executive’s level of responsibilities, individual performance and future potential. While the Board of Directors monitors these pay relationships, it does not target any specific pay ratios.
When promoted to Chief Executive Officer in August 2012, Mr. West’s base salary was increased to $850,000 effective January 2013; however, Mr. West elected to defer this increase until January 2014, and his salary remained at $568,007 until that time. Mr. Beekhuizen, Ms. DiBattiste and Ms. Bucella were hired during fiscal 2013 and did not receive a base salary increase effective during fiscal 2014. Mr. Finuf received a base salary increase in July 2013 in recognition of his promotion into his role as Executive Vice President, Education System Operations. His salary was not adjusted when he left that position and was appointed as President of Brown Mackie Colleges in April 2014.
Annual Cash Bonuses
We provide annual incentives to our executive officers and other key employees in the form of cash bonuses to align executive officer pay with overall company operational and financial performance and to promote achievement of both corporate and individual performance goals. These bonuses are granted pursuant to our management incentive compensation plan (the “MICP”), which provides that bonuses are to be paid based on the attainment of specified goals and objectives as established by the Compensation Committee at the beginning of the fiscal year. The Compensation Committee established target bonuses as a percentage of each eligible employee’s annual salary for fiscal 2014. For our executive officers, these target bonus percentages are based on their respective employment agreements and any adjustments recommended by our Chief Executive Officer for other executive officers which were approved by the Compensation Committee. For fiscal 2014, the target percentages of base salary for each of our Named Executive Officers were as follows: Messrs. West and Beekhuizen 125%, Mr. Finuf 100%, Ms. DiBattiste 80% and Ms. Bucella 70%.
At the end of the fiscal year, the Compensation Committee considers and, where it deems appropriate, approves adjustments to financial results under generally accepted accounting principles for unusual events and revisions to our operating plan which may occur during the fiscal year for purposes of computing the percentage by which a target is satisfied.
We believe that the full payout based on operational and financial targets in any given year should not be easily achievable and typically would not be achieved in every case. This uncertainty ensures that any payments under the MICP are truly performance-based for our non-campus based employees, consistent with the plan’s objectives. We also recognize that the likelihood of achieving either level of performance for any given year may be different, and we believe that the bonus amount paid should be appropriate for the performance level achieved for our non-campus based employees.
For fiscal 2014, the Compensation Committee established a minimum threshold of $350.3 million of EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization), as adjusted to exclude amounts expensed in connection with fiscal 2014 MICP awards and other items approved by the Compensation Committee (“Adjusted EBITDA”), before payments were made to executives under the MICP. If the minimum Adjusted EBITDA threshold was achieved, payments were to be made to our Named Executive Officers based on the following percentages: 75% based on EBITDA; and 25% based on a student satisfaction survey. Payments to Named Executive Officers as a percentage of their annual MICP target were based on Adjusted EBITDA above the minimum threshold up to a maximum of $391.0 million of Adjusted EBITDA, at which point participants would receive 100% of their annual target bonus.
The adjustments to EBITDA for MICP expense and certain other expenses approved by the Compensation Committee when computing the fiscal 2014 MICP earnings target for the Company on an overall basis as compared to the minimum payment threshold is as follows (dollars in millions):

	Actual	Minimum Payment Threshold
EBITDA (excluding all asset impairment charges)	$231.5	$342.6
Restructuring and other charges	44.7	—
MICP expense	6.4	7.7	(1)
Total MICP Earnings	$282.6	$350.3

(1)	Represents 100% of budgeted payments under MICP for campus-based employees, which are not based on financial performance.
Accordingly, no bonus payments were made to Named Executive Officers based on the fiscal 2014 MICP because the minimum payment threshold of $350.3 million of Adjusted EBITDA was not achieved. Ms. DiBattiste and Ms. Bucella received bonuses of $484,000 and $262,500, respectively, under the terms of their respective employment agreements. The employment agreements provide that, for fiscal year 2014, the annual bonus will equal one hundred percent of the target bonus of Ms. DiBattiste and Ms. Bucella, respectively, regardless of the performance criteria established for the annual cash bonuses.
     The Compensation Committee has the discretion to increase or decrease a bonus computed under the terms of the MICP by up to 20% of the amount otherwise payable under the plan. The Compensation Committee awards discretionary increases or decreases to bonuses based on the overall performance of each employee, including an employee’s contributions to the Company and any superior or noteworthy efforts or leadership by an employee, as well as other factors. The Compensation Committee did not award any discretionary adjustments to MICP participants in fiscal 2014.
Annual Long-Term Incentive Plans
The Compensation Committee believes that equity-based compensation awards foster and promote our long-term operational and financial success by linking the interests of our executive management team with our shareholders. The Compensation Committee also believes that increasing the personal equity stake of our executive officers in our continued success and growth can potentially materially increase shareholder value. Equity-based compensation awards also enable us to attract and retain the services of an outstanding management team, upon which the success of our operations are largely dependent. Based on the 2010 recommendation of Towers Watson in its role as independent compensation consultant to the Company, the Compensation Committee adopted a policy to target the following percentages of long-term incentive compensation awards based on its study of general industry peer companies with a global corporate revenue between one billion and three billion dollars:
Executive Officers - 75th Percentile
Key Operational Roles - 60th Percentile
Other Equity Eligible Employees - 50th Percentile
The below table describes the timing of NQSO and RSU awards:

	Timing	Grant Date/Grant Price	Approval
New Hire & Promotions	Awarded to all eligible newly hired or promoted employees on the date of the following quarterly Compensation Committee meeting.	The date of the Compensation Committee meeting is the grant date and the closing price of our common stock on the grant date is the grant price.	Award amounts are presented to the Compensation Committee for approval during scheduled quarterly meetings.
Annual Award	Awarded to all eligible active employees at the time of our annual shareholders meeting in the second quarter of each fiscal year, including Q1 new hires and promotions.	The Compensation Committee meeting coinciding with the annual meeting is the grant date and the closing price of our common stock on the grant date is the grant price.	Final award amounts are presented to the Compensation Committee for approval during the second quarter Compensation Committee meeting.
The Compensation Committee considers the type and size of long-term incentive awards issued by companies in the

Company’s defined peer group when determining annual awards to executive officers. After determining an appropriate award size for each executive, 70% of the award grants are made in the form of NQSOs and 30% in the form of RSUs. Option values are determined using a Black-Sholes-Merton option pricing model and RSU values are determined by dividing the award by the closing price of a share of the Company’s common stock on the grant date. Annual grants vest over a four year period, with 25% vesting on each of the first four anniversaries of the date of grant. From time to time the Compensation Committee has granted RSUs with varied vesting schedules such as three equal installments over three years and two equal installments over a one year period as talent acquisition and retention tools. The Compensation Committee approved grants to employees of 1,494,871 options with a weighted average exercise price of $12.74 per share and 585,846 RSUs under the 2012 Plan (as defined below) during fiscal 2014. Virtually all stock options and RSUs granted during fiscal 2014, and all stock options and RSUs granted to the Named Executive Officers during fiscal 2014, vest over a four-year period, with 25% vesting on each of the first four anniversaries of the date of grant.
2012 Omnibus Long-Term Incentive Plan. Effective in August 2012, the Board adopted the Education Management 2012 Omnibus Long-Term Incentive Plan, which we refer to as the 2012 Plan, in connection with a one-time stock option exchange program that the Company completed in September 2012 (the “Option Exchange”). The Company amended the 2012 Omnibus Plan, pursuant to the approval of shareholders, in November 2013 to formally authorize the grant of cash and stock-based awards that generally have a performance period of one year and to increase the number of shares of common stock authorized for issuance by 4.0 million. Grants under the 2012 Plan are designed to motivate our executives to:
•Act in a manner that benefits the Company’s long-term performance;
•Further align their interests with that of other shareholders;
•Focus on return on capital; and
•Remain with the Company long-term.
Under the 2012 Plan, we may grant stock options, SARs, restricted stock and RSUs. In general, stock options and SARs provide actual economic value to the holder if the price of our stock has increased from the grant date at the time the option or SAR, as applicable, is exercised. In contrast, restricted stock is common stock and RSUs generally convert to shares of common stock when they vest, so they will have a gross value at that time equal to the then-current market value. While stock options and SARs motivate executive officers by allowing them to benefit from upside stock appreciation, restricted stock and RSUs assist the Company in retaining executive officers because they will have value even if our stock price declines or stays flat.
Under the terms of the Option Exchange consummated in September 2012, the Company offered employees of the Company and other eligible option holders the opportunity to exchange all, or in some cases a portion, of their existing stock options for new stock options to purchase shares of the Company’s common stock at an exercise price equal to the closing price for a share of such common stock on the NASDAQ Global Select Market on September 13, 2012, in each case subject to certain terms and conditions. Holders tendered 11,570,033 options and on September 13, 2012, the Company canceled the tendered stock options and granted an aggregate of 8,254,667 new stock options under the 2012 Plan, which we refer to as “replacement options,” in exchange. The replacement options have an exercise price of $3.59 per share and are subject to vesting terms that vary depending in part upon the original vesting schedule and other vesting terms of the corresponding stock options surrendered in the Option Exchange.
The Named Executive Officers received the following grants of stock options and RSUs under the 2012 Plan during fiscal 2014:

Name	Stock Option Grants	Option Exercise Price	RSU Grants
Edward H. West	251,831	$12.74	64,756
Mick J. Beekhuizen	73,260	$12.74	18,838
Carol A. DiBattiste	91,575	$12.74	23,547
Danny D. Finuf	54,945	$12.74	14,128
Donna A. Bucella	27,472	$12.74	7,064
Omnibus Long-Term Incentive Plan. In April 2009, our Board of Directors adopted the Education Management Corporation Omnibus Long-Term Incentive Plan, which we refer to as the Omnibus Plan. The Omnibus Plan was designed to allow us to administer all future stock and other equity-based awards under a single plan to increase the efficiency and effectiveness of our long-term incentive programs, reduce administrative and regulatory costs, and allow greater transparency with respect to our equity compensation practices. With regard to grants made under the Omnibus Plan, to the extent not surrendered for exchange in the Option Exchange, these options also vest upon the occurrence of a change in control as defined under the 2012 Plan as any of the following occurrences, subject to certain exceptions:

•
Any individual, entity or group becomes the beneficial owner of 30% or more of either (A) our outstanding shares of common stock or (B) the combined voting power of the outstanding shares of securities entitled to vote generally in the election of directors, provided that acquisitions of stock from us, by us, by an employee benefit plan we sponsor, or by the Sponsors other than in connection with a going private transaction will not constitute a change in control;

•	Incumbent Board members (including directors elected subsequently with the vote of the majority of our shareholders) cease to constitute at least a majority of our Board;

•
Consummation of a business combination or reorganization except where our shareholders own more than 50% of the outstanding ownership interests in the resulting entity after the consummation of the business combination or reorganization; or

•	Approval by our shareholders of a complete liquidation or dissolution.
None of the Named Executive Officers received option grants from the Omnibus Plan during fiscal 2014. The individual grant size is determined by the Compensation Committee. The Compensation Committee used time-based options because they offer a retentive feature that satisfies an important program objective by providing continuity through business cycles as well as smoothing payout volatility. Time-based options also provide further alignment with shareholders through increased ownership levels.
 As a result of our adoption of the 2012 Plan, the Omnibus Plan was frozen such that no further awards will be made under the plan. However, those shares subject to stock options granted under the Omnibus Plan that are canceled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number of shares underlying such stock options or otherwise terminated without delivery of shares to the grantees are available for issuance under the 2012 Plan. Awards that remain outstanding under the Omnibus Plan are administered under the terms of the Omnibus Plan.
2006 Stock Option Plan. We adopted the 2006 Stock Option Plan in connection with the Transaction. Under the 2006 Stock Option Plan, certain management and key employees of the Company were granted a combination of time-based options and performance-based options to purchase common stock issued by us. Time-based options generally vest ratably over a five-year period on the anniversary of the date of the grant. Time-based options generally vest upon a change of control, subject to certain conditions, and both time-based and performance-based options expire ten years from the date of grant. A change of control would occur upon any transaction or occurrence immediately following as a result of which certain private equity funds affiliated with the Principal Shareholders, in the aggregate, cease to beneficially own securities of EDMC representing a majority of the outstanding voting power entitled to vote for the election of directors.
When issued, performance-based options vest upon the attainment of specified returns on invested capital in EDMC by the private equity funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners (collectively, the "Principal Shareholders") that invested in EDMC in connection with the Transaction. During fiscal 2011, the Board of Directors approved an amendment to the terms of all outstanding performance-based options, including those held by the Named Executive Officers, to provide that a percentage of the options will vest upon a sale of shares by the Principal Shareholders based on the greater of (i) the cumulative number of shares sold by the Principal Shareholders as a percentage of all shares purchased by the Principal Shareholders in connection with the Transaction, and (ii) the attainment of the specified returns on invested capital in EDMC by the Principal Shareholders as previously provided by the performance-based options. More specifically, vesting provisions based on specified returns to the Principal Shareholders generally provide that the options vest in 20% increments upon the Principal Shareholders’ realizing, through one or more “Realization Events,” multiples of their invested capital of two, two and a half, three, three and a half, and four. A minimum realized return multiple of two is required for any of the options to vest and all options vest if a return multiple of four is realized. For these purposes a “Realization Event” is any event or transaction (i) in which the Principal Shareholders receive cash or marketable securities in respect of their interest in shares of our common stock, including by means of a sale, exchange or other disposition of their interests in shares of our common stock (other than transfers by members of the Principal Shareholders to or among their respective affiliates) or dividends or other distributions from the Company to its shareholders or (ii) the first day after (a) the Principal Shareholders cease to own in the aggregate at least 30% of our outstanding voting securities, measured by voting power, and (b) the Principal Shareholders have, in the aggregate, disposed of at least 70% of their shares and have received cash or marketable securities for such shares. We granted these performance-based options to align even more closely the interests of our employees with those of our shareholders by tying the vesting of those options to the realization of target equity values by the Principal Shareholders. Because these options will not vest unless the Principal Shareholders sell the shares of common stock they received in connection with their original investment, this drives our Named Executive Officers to increase our financial performance and stock value and liquidity, which benefits all of our shareholders, not just the Principal Shareholders.
Performance-based options also ensure both shareholder alignment and focus on business priorities, by clearly communicating what is most important in driving business performance and ultimately creating shareholder value. We believe that a performance-based option program focusing on the sale of shares by the Principal Shareholders creates specific alignment with objectives for growth, profitability and shareholder value. As a private company, we subjectively allocated the number of time-based and performance-based option grants to our Named Executive Officers in amounts that we believed would both retain the Named Executive Officers as well as motivate them to drive our financial performance.
     As a result of our adoption of the Omnibus Plan, the 2006 Stock Option Plan was frozen such that no further awards will be made under the plan. However, those shares subject to stock options granted under the 2006 Stock Option Plan that are canceled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number of shares underlying such stock options or otherwise terminated without delivery of shares to the grantees, are available for issuance under the 2012 Plan. Awards that remain outstanding under the 2006 Stock Option Plan are administered under the terms of the 2006 Stock Option Plan.
Long-Term Incentive Compensation Plan. We adopted a Long-Term Incentive Compensation Plan (“LTIC Plan”) in December 2006. We implemented the LTIC Plan principally to serve as another tool to align the interests of our employees with the interests of our shareholders by motivating them to increase share value by giving them the opportunity to benefit if our stock price rises, which increased share value is also the primary interest of our shareholders. Pursuant to the terms of the LTIC Plan, a bonus pool will be created after the occurrence of a “Realization Event” based on returns to the Principal Shareholders in excess of their initial investment. The size of the bonus pool can generally range from $2 million to $21 million, based on the Principal Shareholders realizing from two times their initial investment to four times their initial investment, provided that if the return realized by the Principal Shareholders exceeds four times their initial investment, the bonus pool will equal the product of 0.0075 and the aggregate proceeds in excess of the total capital invested in shares of our common stock by all EDMC shareholders. The amount of the bonus pool that an employee will be entitled to receive will be determined by multiplying the amount of the bonus pool by a fraction, the numerator of which is the total number of units held by the employee and the denominator of which is 1,000,000. Payments by us to the LTIC Plan will be in cash or, at the election of our Board of Directors, shares of our common stock. For purposes of the LTIC Plan, a “Realization Event” is the first day after (a) certain private equity funds affiliated with the Principal Shareholders cease to own in the aggregate at least 30% of our outstanding voting securities, measured by voting power, and (b) the Principal Shareholders have, in the aggregate, disposed of at least 70% of their shares and have received cash or marketable securities for such shares. None of our executive officers participated in the LTIC Plan during fiscal 2014.
Equity Compensation Plan Information
The following table sets forth information about our equity compensation plans as of June 30, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plans approved by shareholders(1)	14,126,548	(2)	$3.61	(3)	7,660,090
Plans not approved by shareholders	-		—		-
Total	14,126,548		$3.61		7,660,090

(1)	Consists of the 2012 Plan, Omnibus Plan, 2006 Stock Option Plan and LTIC Plan. Following the adoption of the 2012 Plan in September 2012, no new awards will be made under the prior plans.
(2)
In addition to shares issuable upon the exercise of stock options outstanding under the 2012 Plan, Omnibus Plan and 2006 Stock Option Plan, also includes 434,320 shares issuable upon the settlement of units under the LTIC Plan, assuming the occurrence of a “Realization Event” in which returns to the Principal Shareholders equals two times their initial investment and based on our stock price of $1.69 at June 30, 2014. The units may be settled in cash or, at the election of our Board of Directors, shares of our common stock.

(3)	Units under the LTIC Plan and RSUs do not have an exercise price and therefore were not included for purposes of computing the weighted-average exercise price.
Benefits and Perquisites
We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) plan. In addition, we maintain a nonqualified deferred compensation plan that is available to all key executives, officers and certain other employees. For a description of the terms of this plan, as well as information about the account balances held by each of the Named Executive Officers, see “Nonqualified Deferred Compensation” below.
We also offer to certain executives limited perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The perquisites provided to the Named Executive Officers include reimbursement of relocation expenses and related tax gross-ups and are quantified in the Summary Compensation Table below and are further described in the description of Employment Agreements below.

SUMMARY COMPENSATION TABLE
The following table sets forth information regarding the compensation of the Company’s Named Executive Officers for the fiscal years ended June 30, 2014, 2013, and 2012.

Name and Principal Position(1)	Fiscal Year	Salary	Bonus (2)	Stock Awards (3)	Options Awards (4)		Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (6)	Total
Edward H. West President and Chief Executive Officer	2014	709,003	—	824,991	1,925,000		—	—	65,870	$3,524,864
	2013	568,007	—	—	4,860,630	(7)	531,250	—	65,417	$6,025,304
	2012	584,812	—	—	2,847,000		583,627	—	85,100	$4,100,539

Mick J. Beekhuizen Executive Vice President and Chief Financial Officer	2014	500,000	—	239,996	560,000		—	—	29,836	1,329,832
	2013	97,458	—	—	3,353,500	(7)	—	—	9,256	3,460,214

Carol A. DiBattiste Executive Vice President and Chief Legal, Privacy, Security, and Administrative Officer	2014	605,000	484,000	299,989	700,000		—	—	101,149	2,190,138
	2013	162,885	100,000	1,066,500	233,800	(7)	—	—	21,450	1,584,635

Danny D. Finuf President, Brown Mackie Colleges	2014	450,000	—	179,991	420,000		—	—	97,470	1,147,461
	2013	377,477	—	165,000	823,533	(7)	188,739	—	22,668	1,577,417
	2012	384,076	—	—	664,300		291,601	—	14,842	1,354,819

Donna A. Bucella SVP, Risk and Compliance and Chief Compliance Officer	2014	375,000	262,500	89,995	210,000		—	—	82,925	1,020,420
	2013	34,075	—	140,600	210,900		—	—	—	385,575

(1)
Mr. Beekhuizen was hired as Executive Vice President and Chief Financial Officer in April 2013. Ms. DiBattiste was hired as Chief Legal and Compliance Officer in March 2013 and was appointed Executive Vice President and Chief Legal, Privacy, Security, and Administrative Officer in May 2013. Ms. Bucella was hired as Senior Vice President, Risk and Compliance and Chief Compliance Officer in May 2013.

(2)
Amounts in this column represent discretionary bonuses paid to the executive under the MICP. The Compensation Committee has the discretion under the MICP to award individual plan participants bonuses in additional to their respective MICP payouts in an amount up to 20% of each such participant’s MICP payout for the relevant fiscal year. There were no such payments in fiscal 2014. Under the terms of her employment agreement, Ms. DiBattiste received a bonus of $100,000 for fiscal 2013 and $484,000 in fiscal 2014. Ms. Bucella received a bonus of $262,500 in fiscal 2014 under the terms of her employment agreement.

(3)	The value of the RSU stock awards is equal to the Company’s stock price at the date of grant as computed in accordance with FASB ASC Topic 718.
(4)
Amounts shown represent the aggregate grant date fair value, computed in accordance with ASC 718, of all awards of stock options granted to the Named Executive Officer or materially modified in the year indicated. The option awards relate solely to shares of our Common Stock and do not involve cash compensation. None of the Named Executive Officers has received any stock appreciation rights.

We used a Black-Scholes-Merton option pricing model to determine the grant date fair value of the stock options granted or materially modified in each of the years indicated, which takes into account the variables defined below:

•	“Volatility” is a statistical measure of the extent to which the stock price is expected to fluctuate during a period as determined by the historical volatility of a seven company peer group.

•
“Expected life” is the weighted average period that those stock options are expected to remain outstanding, based on a simplified method using the average of the weighted average vesting term and the contractual term of the options.

•	“Risk-free interest rate” is based on interest rates for terms that are similar to the expected life of the stock options.

•	“Dividend yield” is based on our historical and expected future dividend payment practices.
The following table sets forth the assumptions supporting those variables that were used to determine the values reported with respect to the stock options granted to the Named Executive Officers in fiscal 2014:

Time Vested Options
Volatility	64.0%
Expected life	6.25 yrs.
Risk free investment rate	1.90%
Dividend yield	0.0%

With regard to the replacement options exchanged under the Option Exchange on September 13, 2012, the incremental fair value of the modified award is included in this column as calculated under ASC Topic 718. The incremental fair value of the modified award is the fair value of the modified award at the date of modification minus the fair value of the original award at the date of modification. The following table sets forth the assumptions supporting those variables that were used to determine the values reported with respect to the time-based replacement stock options granted to the Named Executive Officers in fiscal 2014:

Replacement Options (6,300,075)
Volatility	80-87%
Expected life	2.94-6.25 yrs
Risk free investment rate	0.32-0.95%
Dividend yield	0.0%

Cancelled Options (8,525,171)
Volatility	78-87%
Expected life	2.25-7.67 yrs
Risk free investment rate	0.27-1.26%
Dividend yield	0.0%
Fair Value per Replaced Option: $1.87 - $2.53
Fair Value per Cancelled Option: $0.78 - $1.97

(5)
Amounts in this column represent the bonus paid to the executive as computed in accordance with the MICP for the respective fiscal year. For fiscal 2014, based on the results of the Company’s EBITDA target, none of the Named Executive Officer’s received an MICP payment, except where required by the terms of their employment agreement.

(6)	The following table summarizes all other income for each of the Named Executive Officers for each of the last three fiscal years:

	Fiscal Year	Deferred Compensation Plan Contribution (a)	401(k) Plan Matching Contribution (b)	Travel and Housing Reimb. (c)	Life Insurance and Other Benefits	Total
Edward H. West	2014	54,098	10,962	—	810	65,870
	2013	54,098	10,509	—	810	65,417
	2012	73,773	10,486	—	841	85,100
Mick J. Beekhuizen	2014	—	10,577	18,773	486	29,836
	2013	—	—	9,228	28	9,256
Carol A. DiBattiste	2014	—	16,335	81,250	3,564	101,149
	2013	—	—	20,941	509	21,450
Danny D. Finuf	2014	—	18,588	77,640	1,242	97,470
	2013	—	7,500	3,430	11,738	22,668
	2012	—	5,692	—	9,150	14,842
Donna A. Bucella	2014	—	10,575	70,085	2,265	82,925
	2013	—	—	—	—	—

(a)
Represents the amount paid to the Company’s nonqualified deferred compensation plan on the executive’s behalf due to a limitation on the amount of the Company’s match to the 401(k) plan due to Internal Revenue Code limitations on the amount the executive can contribute to the 401(k) plan each calendar year.

(b)	Represents the Company’s match to the executive’s contribution to the 401(k) plan.
(c)	Represents the amount of reimbursement for living expenses in Pittsburgh, PA.

(7)
For each of the Named Executive Officers, the grant date fair value for new options and incremental fair value of replacement options are as follows: Mr. West $4,630,000 and $233,630: Mr. Beekhuizen $3,353,500 and $0; Ms. DiBattiste $233,800 and $0; and Mr. Finuf $785,000. The incremental fair value of the replacement options is measured on a grant-by-grant basis.

Grants of Plan-Based Awards during the Fiscal Year Ended June 30, 2014
The following table sets forth information with respect to grants of plan-based awards to the Named Executive Officers during the fiscal year ended June 30, 2014.

Name	Award Type	Equity Award Grant Date Grant Date	Estimate Future Payouts Under Non-Equity Incentive Plan Awards(1) ($)			Estimate Future Payouts Under Equity Incentive Plan Awards ($)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold(2)	Target (3)	Maximum (4)	Threshold	Target	Maximum
Edward H. West	MICP	—	531,250	1,062,500	531,250	-	-	-	-	-	-	-
	Options	11/8/2013	-	-	-	-	-	-	-	251,837	12.74	1,925,000
	RSUs	11/8/2013	-	-	-	-	-	-	64,756	-	-	824,991
Mick J. Beekhuizen	MICP	—	312,500	625,000	312,500	-	-	-	-	-	-	-
	Options	11/8/2013	-	-	-	-	-	-	-	73,260	12.74	560,000
	RSUs	11/8/2013	-	-	-	-	-	-	18,838	-	-	239,996
Carol A. DiBattiste(6)	MICP	—	242,000	484,000	484,000	-	-	-	-	-	-	-
	Options	11/8/2013	-	-	-	-	-	-	-	91,575	12.74	700,000
	RSUs	11/8/2013	-	-	-	-	-	-	23,547	-	-	299,989
Danny D. Finuf	MICP	—	225,000	450,000	225,000	-	-	-	-	-	-	-
	Options	11/8/2013	-	-	-	-	-	-	-	54,945	12.74	420,000
	RSUs	11/8/2013	-	-	-	-	-	-	14,128	-	-	179,991
Donna A. Bucella(6)	MICP	—	131,250	262,500	262,500	-	-	-	-	-	-	-
	Options	11/8/2013	-	-	-	-	-	-	-	27,472	12.74	210,000
	RSUs	11/8/2013	-	-	-	-	-	-	7,064	-	-	89,995

(1)
Information in this table shows the “target” and “maximum” possible payouts that could have been achieved for the Named Executive Officers under the MICP for fiscal 2014. There were no payments to executive officers under the fiscal 2014 MICP because the minimum threshold for payments under the plan was not satisfied. Ms. DiBattiste and Ms. Bucella received bonus payments in fiscal 2014 under the terms of their respective employment agreements.

(2)	The minimum, or “threshold,” level of performance that will support payments under the MICP for fiscal 2014 is 100% of the MICP earnings target for the fiscal year for the overall Company.
(3)
The “target” payouts under the MICP are expressed as percentages of base salary. For fiscal 2014, the target percentages of base salary for each of our Named Executive Officers were as follows: Messrs. West and Beekhuizen 125%, Mr. Finuf 100%, Ms. DiBattiste 80%, and Ms. Bucella 70%.

(4)	The “maximum” payout for any MICP participant in fiscal 2014 is 50% of the participant’s target bonus, except where specified otherwise by employment agreement.
(5)	See footnote 4 to the “Summary Compensation Table” for the relevant assumptions used to determine the valuation of option awards.
(6)	Ms. DiBattiste and Ms. Bucella received 100% of their target annual MICP bonus amount per the terms of their respective employment agreements.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
We have entered into employment agreements with some our executive officers and certain other senior managers. The agreements were designed to retain executives and provide continuity of management in the event of an actual or threatened change of control. In addition, under the terms of the option awards made to executives, accelerated vesting of options occurs if a change of control takes place or due to certain other termination events. These arrangements and potential post-employment termination compensation payments are described in more detail in the section entitled “Potential Payments Upon Termination or Change-in-Control” below.
West Employment Agreement. Effective as of June 1, 2006, we entered into an employment agreement with Mr. West, which was amended as of October 2, 2012 (as amended, the “West Agreement ”). The West Agreement was for an initial term of three years ending on June 1, 2009 and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 180 days prior to any renewal date. Mr. West received a base salary at an annual rate of $568,007 which was increased to $850,000 in connection with his promotion to Chief Executive Officer, and which is reviewed annually and may be adjusted upward by the Board of Directors, plus a target bonus of 125% of his annual salary and other employee benefits under the various benefit plans and programs we maintain for our employees. Mr. West elected to defer his salary increase until January 2014. Mr. West also received grants of options to purchase an aggregate amount of 2,000,000 shares of EDMC common stock, par value $0.01 per share under the terms of the amendment to his employment agreement, which may be exercised when vested but which may not be disposed of by Mr. West prior to the eighth anniversary of the grant dates unless and until one or more of the investment funds associated with Providence Equity Partners or Goldman Sachs Capital Partners that are invested in EDMC common stock sell a portion of their holdings of common stock.

Mr. West also purchased $500,000 of EDMC common stock pursuant to a purchase agreement with the Principal Shareholders when he joined the Company in June 2006.
We may terminate the West Agreement with or without cause and Mr. West may resign in each case, other than a termination for cause, upon 30 days’ advance written notice to the other party. Under the West Agreement, “cause” means (i) Mr. West’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) Mr. West is indicted for, convicted of, or enters a plea of guilty or nolo contendere to, (x) a felony or (y) a misdemeanor involving moral turpitude; (iii) in carrying out his duties under the West Agreement, Mr. West engages in (x) gross negligence causing material harm to us or our business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; or (iv) Mr. West willfully and materially breaches (x) the restrictive covenants described in the West Agreement or (y) certain material written policies of EDMC, as in effect on the effective date of the West Agreement.
Upon an eligible termination for any reason, Mr. West will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable Company arrangements. Under the West Agreement, if Mr. West is terminated during his term other than for cause, or by Mr. West for good reason, Mr. West is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan) the sum of Mr. West’s base salary plus the target annual bonus and (ii) a pro-rata annual bonus based on his actual annual bonus. “Good reason,” as that term is used above, includes (a) any material diminution of authorities, titles or offices, (b) any change in the reporting structure such that Mr. West reports to someone other than the Board, (c) a relocation of primary place of employment by more than 50 miles, (d) a material breach of ours of any material obligation to Mr. West, (e) any failure of ours to obtain the assumption in writing of our obligation to perform the West Agreement by any successor following a change of control and (f) any failure to re-elect Mr. West as a member of the Board. If we terminate the West Agreement effective upon expiration of the term with timely notice to Mr. West, and Mr. West elects to terminate his employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the West Agreement.
The West Agreement contains non-competition, non-solicitation and confidentiality covenants. The non-competition provision continues for a period of 18 months following termination of employment.
Beekhuizen Employment Agreement. Effective August 27, 2013, the Company entered into an Employment Agreement with Mr. Beekhuizen (the “Beekhuizen Agreement”). Pursuant to the Beekhuizen Agreement, Mr. Beekhuizen will serve as the Company’s Chief Financial Officer during the three-year term of the Agreement, which is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 180 days prior to any renewal date. The Beekhuizen Agreement provides for a base salary of $500,000, which will be reviewed annually and may be adjusted upward by the Board of Directors (the “Board”) or a Committee thereof, in its discretion, based on competitive data and Mr. Beekhuizen’s performance. Mr. Beekhuizen is also eligible to participate in various employee benefit plans and programs we maintain for our employees.
Mr. Beekhuizen is also eligible to receive an annual target bonus of 125% of his annual base salary under the Company’s management incentive compensation plan, which provides for the payment of bonuses based on the attainment of specified goals and objectives. Pursuant to the Beekhuizen Agreement, Mr. Beekhuizen also received a grant of options to purchase an aggregate of 950,000 shares (the “Underlying Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which vest 25% per year on each of the first four anniversaries of the date of the grant. Prior to the eighth anniversary of the grant date, Mr. Beekhuizen may exercise such options when vested, but may not dispose of 633,333 of the Underlying Shares unless and until one or more of the investment funds associated with Providence Equity Partners or Goldman Sachs Capital Partners that are invested in the Common Stock sell a portion of their holdings of Common Stock.
Until the earlier of December 31, 2014, or the date that Mr. Beekhuizen permanently relocates to Pittsburgh, Pennsylvania, Mr. Beekhuizen shall be provided with a furnished apartment in Pittsburgh, and be reimbursed for reasonable travel expenses, including gross-up payments, if applicable, for weekly round trips to and from the New York, New York, metropolitan area. In accordance with the Company’s relocation policy, the Company shall bear the cost of customary relocation expenses to Mr. Beekhuizen, including tax gross-up payments, if necessary.
The Company may terminate the Beekhuizen Agreement with or without Cause (as defined in the Agreement), and Mr. Beekhuizen may resign, in each case (other than in the case of a termination for Cause), upon 30 days’ advance written notice to the other party. Except in the case of Mr. Beekhuizen’s death or disability, if Mr. Beekhuizen is terminated during his term other than for Cause, or if Mr. Beekhuizen terminates his employment with the Company for Good Reason, he is entitled to receive a lump sum severance payment of (i) one and one-half times (or two times if the date of termination is In Anticipation Of (as defined in the Agreement) or within two years following a Change of Control (as defined in the 2012 Omnibus Long-Term Incentive Plan or successor long-term incentive plan)) the sum of Mr. Beekhuizen’s base salary plus his target annual bonus and (ii) a pro-rata annual bonus based on his actual annual bonus conditioned upon the execution and delivery of a general release of claims against the Company). The Agreement also provides for certain payments to Mr. Beekhuizen or to his estate, as applicable, in the event that Mr. Beekhuizen’s employment with the Company terminates as a result of his death or disability.
“Good Reason,” as that term is used above, includes (a) any material diminution of authorities, titles or offices, or the assignment to Mr. Beekhuizen of duties that materially impair his ability to perform the duties normally assigned to an executive in his role at a corporation of the size and nature of the Company, (b) any change in the reporting structure such that Mr. Beekhuizen reports to someone other than the Chief Executive Officer, (c) any relocation of the Company’s principal office or Mr. Beekhuizen’s primary place of employment to a location more than 400 miles from New York, New York, (d) a material breach by the Company or any of its affiliates of any material obligation to Mr. Beekhuizen and (e) any failure by the Company to obtain the assumption in writing of its obligation to perform the Agreement by any successor to all or substantially all of the assets of the Company within fifteen (15) days after any merger, consolidation, sale or similar transaction, except where such assumptions occurs by operation of law.
The Beekhuizen Agreement contains non-competition, non-solicitation, non-disparagement, and confidentiality covenants. The non-competition provision continues for a period of 18 months following termination of employment.
Other Executive Employment Agreements. The employment agreements with Ms. DiBattiste and Ms. Bucella include the following material terms:

•
An initial three-year term, with one-year automatic renewals unless terminated on 180 days’ advance notice, provided that if we terminate the agreement effective upon expiration of the term with timely notice to the executive, and the executive elects to terminate the employment within 30 days after the end of the term, then such termination will be treated as a termination without cause under the employment agreement;

•	An annual base salary which is reviewed annually and may be adjusted upward by the Board of Directors, plus a target bonus based on a percentage of the executive’s annual salary;

•	Employee benefits under the various benefit plans and programs we maintain for our employees;

•	Participation in the EDMC equity plans;

•
Monthly salary and bonus payments for 12 months upon a termination without “cause” or a resignation for “good reason,” provided that the period of monthly payments increases to two years if the termination without cause or resignation for good reason if the date of termination is in anticipation of or within two years following a change of control, as defined in the 2006 Stock Option Plan;

•
“Cause” means (i) the individual’s willful and continued failure to use his best efforts to perform his reasonably assigned duties (other than on account of disability); (ii) the individual is indicted for, convicted of, or enters a plea of guilty or nolo contendere to, (x) a felony or (y) a misdemeanor involving moral turpitude; (iii) the individual engages in (x) gross negligence causing material harm to us or our business or reputation, (y) willful and material misconduct or (z) willful and material breach of fiduciary duty; or (iv) the individual willfully and materially breaches (x) the restrictive covenants described in his or her respective agreement or (y) certain material written policies, as in effect on the effective date of the agreement;

•
“Good reason” means the occurrence of any of the following events without either the individual’s prior written consent or full cure within 30 days after he or she gives written notice to us describing the event and requesting cure: (i) the reassignment of the individual to a position that is not a corporate officer level position or the assignment of the individual of duties that are not consistent with such corporate officer level position; (ii) any relocation of the individual’s principal place of employment; (iii) any material breach by us or any of our affiliates of any material obligation to the individual; or (iv) any failure of ours to obtain the assumption in writing of our obligation to perform his or her respective agreement by any successor to all or substantially all of our assets within 15 days after any merger, consolidation, sale or similar transaction, except where such assumption occurs by operation of law;

•	Noncompetition, confidentiality and nonsolicitation restrictive covenants for a period of 12 months after termination of employment;

•
In the event of the executive’s disability, continuation of all compensation and benefits through the earlier to occur of the next anniversary of the date of the employment agreement or the date of the executive’s death, provided that the obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan that we sponsor or otherwise maintain and that in no event will our total annual obligation for base salary payments to the executive be greater than an amount equal to two-thirds of the executive’s base salary; and

•
In the event of the executive’s death, six months of salary, a pro-rata bonus for the year of death and six months of bonus payments based on the higher of (i) the average bonus paid to the executive in each of the last three years, and

(ii) the bonus paid to the executive in the most recent 12 month period (annualized for any partial year payments).
The Company also agreed to pay both Ms. DiBattiste and Ms. Bucella 100% of their respective fiscal year 2014 target annual bonus amounts. Additionally, the Company provides both Ms. DiBattiste and Ms. Bucella with a furnished apartment in Pittsburgh, PA and reimbursement for reasonable weekly travel expenses to and from Pittsburgh, PA and tax gross-up payments, if applicable, until the earlier of April 30, 2015 (with respect to Ms. DiBattiste) or June 1, 2015 (with respect to Ms. Bucella) or the date such executive relocates to the metropolitan Pittsburgh, PA area.
Mr. Finuf executed a new employment agreement in June 2014 which includes the following material terms:

•
An initial one-year term, with one-year automatic renewals unless terminated on 180 days’ advance notice, provided that if we terminate the agreement effective upon expiration of the term with timely notice to Mr. Finuf, then such termination will be treated as a termination without cause under the employment agreement;

•	An annual base salary which is reviewed annually, plus a target bonus based on a percentage of Mr. Finuf’s annual salary;

•	Employee benefits under the various benefit plans and programs we maintain for our employees;

•	Participation in the EDMC equity plans;

•
Monthly salary upon a termination without “cause” for a period of (i) six months if Mr. Finuf is terminated within the first 12 months after execution of the employment agreement, and (ii) 12 months if Mr. Finuf is terminated after the first 12 months after execution of the employment agreement for 12 months; provided, however, that Mr. Finuf will receive a lump sum payment equal to 24 months of salary and target bonus within 60 days after he is terminated without cause if the date of termination is in anticipation of or within two years following a change of control, as defined in the 2012 Plan;

•
“Cause” means: (i) willful and continued failure to use Mr. Finuf’s best efforts to perform his assigned duties; (ii) indictment for, conviction of, or entry of a plea of guilty or nolo contendere to, a felony or a misdemeanor involving moral turpitude; (iii) gross negligence causing material harm to our business or reputation; (iv) willful and material misconduct; (v) willful and material breach of fiduciary duty; (vi) willful and material breach of the restrictive covenants set forth in his agreement or any of our material written policies; or (vii) our discovery of information demonstrating that one or more of the items set forth in a declaration Mr. Finuf made to us was not truthful.

•
Noncompetition, confidentiality and nonsolicitation restrictive covenants for a period of 12 months after termination of employment, except that such period last for 24 months for a specific competitor of ours;

•
In the event of Mr. Finuf’s disability, continuation of all compensation and benefits through the earlier to occur of the next anniversary of the date of the employment agreement or six months from the date he is permanently disabled, whichever is longer, provided that the obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan that we sponsor or otherwise maintain and that in no event will our total annual obligation for base salary payments to the executive be greater than an amount equal to two-thirds of the executive’s base salary.

The time-vested stock option agreements entered into with each of our executive officers provide for additional vesting in the event that the executive is terminated without cause or resigns for good reason prior to the executive’s time vested options becoming fully vested.

Outstanding Equity Awards at June 30, 2014
The following table provides information regarding outstanding stock options and RSUs held by the Named Executive Officers at June 30, 2014.

	Option Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date
Edward H. West	8/14/2012	250,000		750,000	(3)	-	$3.20	8/14/2022
	9/13/2012	308,531	(4)	-		-	3.59	10/1/2019
	9/13/2012	201,923		67,307	(4)	-	3.59	9/30/2020
	9/13/2012	106,383		106,382	(4)	-	3.59	11/3/2021
	9/13/2012	-		-		205,432	3.59	8/1/2017
	9/13/2012	205,432	(2)	-		-	3.59	8/1/2017
	9/13/2012	-		-		30,405	3.59	6/28/2018
	9/13/2012	30,405	(2)	-		-	3.59	6/28/2018
	10/2/2012	250,000		750,000	(3)	-	3.03	10/02/2022
	11/8/2013	-		251,831	(4)	-	12.74	11/8/2023
Mick J. Beekhuizen	4/16/2013	237,501		712,499	(5)	-	4.74	4/16/2023
	11/8/2013	-		73,260	(4)	-	12.74	11/8/2023
Carol A. DiBattiste	4/16/2013	17,500		52,500	(4)	-	4.74	4/16/2023
	11/8/2013	-		91,575	(4)	-	12.74	11/8/2023
Danny D. Finuf	9/13/2012	43,269		14,423	(4)	-	3.59	9/30/2020
	9/13/2012	24,823		24,822	(4)	-	3.59	11/3/2021
	9/13/2012	27,772	(2)	-		-	3.59	12/5/2017
	9/13/2012	-		-		27,772	3.59	12/5/2017
	9/13/2012	15,426	(4)	-		-	3.59	10/1/2019
	9/13/2012	-		-		4,111	3.59	6/28/2018
	9/13/2012	4,109	(2)	-		-	3.59	6/28/2018
	11/02/2012	31,250		93,750	(4)	-	3.30	11/02/2022
	6/11/2013	25,000		75,000	(4)	-	7.03	6/11/2023
	11/8/2013	-		54,945	(4)	-	12.74	11/8/2023
Donna A. Bucella	6/11/2013	12,500		37,500	(4)	-	7.03	6/11/2023
	11/8/2013	-		27,472	(4)	-	12.74	11/8/2023

	Stock Awards
	Grant Date	Number of Shares or Units of Stock that Have Not Vested(6)	Market Value of Units or Shares of Stock that Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested
Edward H. West	11/8/2013	64,756	$109,438	-	-
Mick J. Beekhuizen	11/8/2013	18,838	31,836	-	-
Carol A. DiBattiste	4/16/2013	18,750	31,688	-	-
	11/8/2013	23,547	39,794
Danny D. Finuf	11/2/2012	37,500	63,375	-	-
	11/8/2013	14,128	23,876
Donna A. Bucella	6/11/2013	20,000	33,800	-	-
	11/8/2013	7,064	11,938

(1)
Represents performance-vested stock options that vest based on the greater of (i) the cumulative number of shares sold by the Principal Shareholders as a percentage of all shares purchased by the Principal Shareholders in connection with the Transaction, and (ii) the attainment of the specified returns on invested capital in EDMC by the Principal Shareholders.

(2)
Represents time-based stock options which vest over a five-year period from the date of grant, with 20% vesting on the first anniversary of the date of grant and 20% vesting on each of the next four anniversaries of the date of grant.

(3)
Represents time-based stock options which vest over a four-year period from the date of grant, with 25% vesting on the first anniversary of the date of grant and 25% vesting on each of the next three anniversaries of the date of grant; provided, however, that Mr. West may only sell the shares acquired through exercise of the stock option prior to the eighth anniversary of the date of grant on a pro rata basis based on sales of shares held by the Principal Shareholders on the grant date.

(4)
Represents time-based stock options which vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and 25% vesting on each of the next three anniversaries of the date of grant.

(5)
Represents time-based stock options which vest over a four-year period from the date of grant, with 25% vesting on the first anniversary of the date of grant and 25% vesting on each of the next three anniversaries of the date of grant; provided, however, that with respect to two-thirds of the stock option grant, Mr. Beekhuizen may only sell the shares acquired through exercise of the stock option prior to the eighth anniversary of the date of grant on a pro rata basis based on sales of shares held by the Principal Shareholders on the grant date.

(6)
Represents time-based RSU grants which vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and 25% vesting on each of the next three anniversaries of the date of grant, except in the case of (i) 20,000 RSUs granted to Ms. Bucella on June 11, 2013, which vest on September 15, 2014.

(7)	Unvested RSUs are valued at $1.69 per share of common stock, the closing price of EDMC's common stock on June 30, 2014.
Options Exercised and Stock Vested during the Fiscal Year Ended June 30, 2014
None of the Named Executive Officers exercised any stock options during fiscal 2014.
Pension Benefits
None of the Named Executive Officers receive pension benefits.
Nonqualified Deferred Compensation
The following table sets forth the nonqualified deferred compensation received by the Named Executive Officers during fiscal 2014.

	Aggregate Balance at 6/30/13 ($)	Executive Contributions in Fiscal 2014 ($)	Registrant Contributions in Fiscal 2014 ($)*	Aggregate Earnings in Fiscal 2014 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 6/30/14 ($)
Edward H. West	525,760	-	54,098	49,373	-	629,231
Mick J. Beekhuizen	-	-	-	-	-	-
Carol A. DiBattiste	-	30,250	-	1,389	-	31,639
Danny D. Finuf	-	-	-	160	-	-
Donna A. Bucella	-	11,250	-	517	-	11,767

*	The amounts in this column are reported as compensation in the All Other Compensation column of the Summary Compensation Table.
We have a nonqualified deferred compensation plan for key executives, officers and certain other employees to allow compensation deferrals in addition to the amounts that may be deferred under the 401(k) plan. Participants in the deferred compensation plan may defer up to 100% of their annual cash compensation. While we do not match any portion of a participant’s contribution to the deferred compensation plan, participants who do not receive the full employer match on their contribution to the 401(k) plan due to Internal Revenue Code limitations on individual contributions to the 401(k) plan may have the matching contribution they would have received absent the Internal Revenue Code limitation contributed to the deferred compensation plan on their behalf. During fiscal 2014, we matched 100% of employee contributions to the 401(k) plan for up to 6% of compensation. The investment options available in the deferred compensation plan are similar to those offered in the 401(k) plan, except that one managed investment fund available to participants in the 401(k) plan is not an investment option for the deferred compensation plan and one managed investment fund available to participants in the deferred compensation plan is not available to 401(k) plan participants. Plan benefits are paid from our assets.
Potential Payments Upon Termination or Change in Control
This section describes payments that may be made to the Company’s Named Executive Officers upon several events of termination, including termination in connection with a change in control, assuming the termination event occurred on June 30, 2014 (except as otherwise noted). All payments to an executive described below are conditioned on the executive’s execution, delivery and non-revocation of a valid and enforceable general release of claims.
We may terminate the employment agreements with each of the Named Executive Officers with or without cause and the executive may resign in each case, other than a termination for cause, upon 30 days’ advance written notice to the other party. Upon an eligible termination for any reason, the executive will continue to receive payment of any base salary earned but unpaid through the date of termination and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements. If the executive is terminated for cause or if the executive terminates his employment other than for good reason, any annual bonus earned will be forfeited.
The terms “cause” and “good reason” for each executive employment agreement are described above under “Employment Agreements.”
 The term “change in control” for each executive employment agreement generally means a transaction or occurrence immediately following which the Principal Shareholders, in the aggregate, cease to beneficially own securities of the Company representing a majority of the outstanding voting power entitled generally to vote for the election of directors.
Other material terms of the employment agreements with the Named Executive Officers addressing payments upon termination or a change of control are as follows:
Edward H. West
If Mr. West is terminated by the Company other than for cause, or if Mr. West terminates his employment with good reason, then Mr. West is entitled to a lump sum severance payment of (i) one and one-half times (or three times if the date of termination is in anticipation of or within two years following a change in control) the sum of Mr. West’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his actual annual bonus. Mr. West is also entitled to reimbursement for COBRA premiums, in the amount of COBRA premiums charged to Mr. West minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.
In addition, the West Agreement will terminate prior to its scheduled expiration date in the event of death or disability. In the event of Mr. West’s death during the employment term, we will continue to pay his base salary for a period of six months following the date of his death and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements in addition to a pro-rated annual bonus payment based on his target annual bonus for the year of such termination and an amount equal to one-twelfth of his average annual bonus paid with respect to the most recent three fiscal years or, if greater, the most recent twelve month period, for each of the six months following such termination. In the event of the disability of Mr. West, his employment agreement will not terminate until the anniversary date of the agreement next following the date that he is determined to be disabled. For the period from the date Mr. West is determined to be disabled through the earlier of the next anniversary date of the date of the employment agreement or the date of his death, we will continue to provide him all compensation and benefits provided for under the agreement, provided that our obligation to pay Mr. West’s base salary will be reduced by the amounts paid to him under any long-term disability insurance plan and our total annual obligation for his base salary will not exceed two-thirds of his base salary.
Mick J. Beekhuizen
If Mr. Beekhuizen is terminated by the Company other than for cause, or if Mr. Beekhuizen terminates his employment with good reason, then Mr. Beekhuizen is entitled to a lump sum severance payment of (i) one and one-half times (or two times if the date of termination is in anticipation of or within two years following a change in control) the sum of Mr. Beekhuizen’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his actual annual bonus. Mr. Beekhuizen is also entitled to reimbursement for COBRA premiums, in the amount of COBRA premiums charged to Mr. Beekhuizen minus the amount charged to actively employed senior executives for like coverage not to exceed 18 months.
In addition, the Beekhuizen Agreement will terminate prior to its scheduled expiration date in the event of death or disability. In the event of Mr. Beekhuizen’s death during the employment term, we will continue to pay his base salary for a period of six months following the date of his death and any other payment or benefit to which he is entitled under the applicable terms of any applicable company arrangements in addition to a pro-rated annual bonus payment based on his target annual bonus for the year of such termination and an amount equal to one-twelfth of his average annual bonus paid with respect to the most recent three fiscal years or, if greater, the most recent twelve month period, for each of the six months following such termination. In the event of the disability of Mr. Beekhuizen, his employment agreement will not terminate until the anniversary date of the agreement next following the date that he is determined to be disabled. For the period from the date Mr. Beekhuizen is determined to be disabled through the earlier of the next anniversary date of the date of the employment agreement or the date of his death, we will continue to provide him all compensation and benefits provided for under the agreement, provided that our obligation to pay Mr. Beekhuizen’s base salary will be reduced by the amounts paid to him under any long-term disability insurance plan and our total annual obligation for his base salary will not exceed two-thirds of his base salary. Additionally, Mr. Beekhuizen’s annual bonus due for fiscal year (or years) in which all or a portion of his disability occurs shall not be reduced on account of his absence from active service due to his disability from what otherwise may be earned and payable to him.
Agreements with Mr. Finuf , Ms. DiBattiste, and Ms. Bucella
If Ms. DiBattiste or Ms. Bucella is terminated by the Company other than for cause, or if either executive terminates her employment with good reason, then the executive is entitled to severance payment of (i) one times (or two times if the termination is in anticipation of or within two years following a change in control) the sum of the executive’s base salary plus the target annual bonus, and (ii) a pro-rated annual bonus based on his target annual bonus. If Mr. Finuf is terminated by the Company other than for cause, then he is entitled to six months of his base salary if the termination occurs prior to June 23, 2015 and one year of his base salary if the termination occurs on or after such date. Severance payments are made on a monthly basis except in the event of a termination in anticipation of or within two years following a change of control, in which case the payment will be made in a lump sum. Each executive is also entitled to continuation of welfare benefits minus the amount charged to actively employed senior executives for like coverage for the period he or she receives severance payments not to exceed twelve months.
In addition, the employment agreements with Mr. Finuf, Ms. DiBattiste and Ms. Bucella will terminate prior to their respective scheduled expiration date in the event of death or disability. In the event of the death of Ms. DiBattiste or Ms. Bucella during the employment term, we will continue to pay to the executive’s designee or her estate the executive’s base salary and pro rata target annual bonus for a period of six months in addition to a pro-rated annual bonus payment based on her target annual bonus for the year of such termination. In the event of the disability of Mr. Finuf, Ms. DiBattiste or Ms. Bucella, the employment agreement will not terminate until the anniversary date of the agreement next following the date that the executive is determined to be disabled, provided that in the case of Mr. Finuf, such termination shall not occur for at least six months after he is determined to be disabled. For the period from the date the executive is determined to be disabled through (i) the earlier of the next anniversary date of the date of the employment agreement or the date of the executive’s death with respect to Ms. DiBattiste and Ms. Bucella or (ii) the longer of the next anniversary date of the date of the employment agreement or six months from the date of disability with respect to Mr. Finuf, we will continue to provide the executive all compensation and benefits provided for under the agreement, provided that our obligation to pay the executive’s base salary will be reduced by the amounts paid to the executive under any long-term disability insurance plan and our total annual obligation for the executive’s base salary will not exceed two-thirds of the executive’s base salary.
 Table of Benefits Upon Termination Events
The following tables show potential payments to the Named Executive Officers upon termination of employment assuming a June 30, 2014 termination date. In connection with the amounts shown in the table, stock option benefit amounts for each option as to which vesting will be accelerated upon the occurrence of the termination event is equal to the product of the number of shares underlying the option multiplied by the difference between the exercise price per share of the option and the market value of the stock on June 30, 2014.
Edward H. West

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business(1)		Disability	Death
Compensation:
Base Salary and Target Bonus	$2,868,750	(2)	$—	$5,737,500	(3)	$1,629,167	$610,813
Target Bonus in Year of Termination	1,062,500		—	1,062,500		—	1,602,500
Stock Options(4)	—		—	—		—	—
Restricted Stock(4)	27,359		—	109,438		—	—
Benefits and Perquisites:
Health and Welfare Benefits(5)	11,414		—	11,414		11,414	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds	—		—	—		—	500,000
Disability Benefits			—				—
Accrued Vacation Pay	—		—	—		—	—
Excise Tax and Gross-Up	—		—	—		—	—
Total:	$3,970,023		$—	$6,920,852		$1,640,581	$2,713,313

(1)
Applicable if Mr. West is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control. The transactions contemplated by the RSA would constitute a change in control under Mr. West’s employment agreement.

(2)	Consists of one and one-half times the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(3)
Consists of three times the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus. The West Agreement was amended effective October 2, 2012 to, among other matters, provide for a payment equal to three times, rather than two times, such amount.

(4)	Assumes fair market value of $1.69 per share, the closing price of our stock on June 30, 2014.
(5)	Amount equals the Company’s estimated expense of providing Mr. West with COBRA health insurance benefits for 18 months after termination.

Mick J. Beekhuizen

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business(1)		Disability	Death
Compensation:
Base Salary and Target Bonus	$1,687,500	(2)	$—	$2,250,000	(3)	$958,333	$250,000
Target Bonus in Year of Termination	625,000		—	625,000		—	625,000
Stock Options(4)	—		—	—		—	—
Restricted Stock(4)	7,959		—	31,836		—	—
Benefits and Perquisites:
Health and Welfare Benefits(5)	12,516		—	12,516		12,516	—
Outplacement Services	—		—	—		—	—
Life Insurance Proceeds	—		—	—		—	500,000
Disability Benefits	—		—	—		—	—
Accrued Vacation Pay	—		—	—		—	—
Excise Tax and Gross-Up	—		—	—		—	—
Total:	$2,332,975		$—	$2,919,352		$970,849	$1,375,000

(1)
Applicable if Mr. Beekhuizen is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control. The transactions contemplated by the RSA would constitute a change in control under Mr. Beekhuizen’s employment agreement.

(2)	Consists of one and one-half times the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(3)	Consists of two times the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(4)	Assumes fair market value of $1.69 per share, the closing price of our stock on June 30, 2014.
(5)	Amount equals the Company’s estimated expense of providing Mr. Beekhuizen with COBRA health insurance benefits for 18 months after termination.
Carol A. DiBattiste

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business(1)		Disability		Death
Compensation:
Base Salary and Target Bonus	$1,089,000	(2)	$—	$2,178,000	(3)	$887,333	(4)	$544,500	(5)
Target Bonus in Year of Termination	484,000		-	484,000		-		484,000
Stock Options (6)	-		-	-		-		-
Restricted Stock(6)	17,870		-	71,482		-		-
Benefits and Perquisites:
Health and Welfare Benefits(7)	8,169		-	8,169		8,169		-
Outplacement Services	15,000		-	15,000		-		-
Life Insurance Proceeds	-		-	-		-		500,000
Disability Benefits	-		-	-		-		-
Accrued Vacation Pay	-		-	-		-		-
Excise Tax and Gross-Up	-		-	-		-		-
Total:	$1,614,039		$—	$2,756,651		$895,502		$1,528,500

(1)
Applicable if Ms. DiBattiste is terminated without cause or terminates her employment for good reason in anticipation of or within two years after the occurrence of a change in control. The transactions contemplated by the RSA would constitute a change in control under Ms. DiBattiste’s employment agreement.

(2)	Consists of the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(3)	Consists of two times the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(4)	Consists of the sum of (i) two-thirds of Ms. DiBattiste’s base salary for fiscal 2014 and (ii) fiscal 2014 target incentive bonus.
(5)
Consists of the sum of one-half of (i) Ms. DiBattiste’s fiscal 2014 base salary and (ii) the greater of one-twelfth of her fiscal 2014 target incentive bonus and the average bonus she received in the three most recent fiscal years for six months.

(6)	Assumes fair market value of $1.69 per share, the closing price of our stock on June 30, 2014.
(7)	Amount equals the Company’s estimated expense of providing Ms. DiBattiste with COBRA health insurance benefits for twelve months after termination.
Danny D. Finuf

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business(1)		Disability		Death
Compensation:
Base Salary and Target Bonus	$900,000	(2)	$—	$1,800,000	(3)	$750,000	(4)	$305,057	(5)
Target Bonus in Year of Termination	450,000		-	450,000		-		450,000
Stock Options and RSUs(6)	-		-	-		-		-
Restricted Stock(4)	21,813		-	87,251		-		-
Benefits and Perquisites:
Health and Welfare Benefits(7)	5,339		-	5,339		5,339		-
Outplacement Services	15,000		-	15,000		-		-
Life Insurance Proceeds	-		-	-		-		500,000
Disability Benefits	-		-	-		-		-
Accrued Vacation Pay	-		-	-		-		-
Excise Tax and Gross-Up	-		-	-		-		-
Total:	$1,392,152		$—	$2,357,590		$755,339		$1,255,057

(1)
Applicable if Mr. Finuf is terminated without cause or terminates his employment for good reason in anticipation of or within two years after the occurrence of a change in control. The transactions contemplated by the RSA would constitute a change in control under Mr. Finuf’s employment agreement.

(2)	Consists of the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(3)	Consists of two times the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(4)	Consists of the sum of (i) two-thirds of Mr. Finuf’s base salary for fiscal 2014 and (ii) fiscal 2014 target incentive bonus.
(5)
Consists of the sum of one-half of (i) Mr. Finuf’s fiscal 2014 base salary and (ii) the greater of one-twelfth of his fiscal 2014 target incentive bonus and the average bonus he received in the three most recent fiscal years for six months.

(6)	Assumes fair market value of $1.69 per share, the closing price of our stock on June 30, 2014.
(7)	Amount equals the Company’s estimated expense of providing Mr. Finuf with health and welfare benefits for twelve months after termination.

Donna A. Bucella

	Without Cause or For Good Reason		For Cause or Without Good Reason	Change in Control or Sale of Business(1)		Disability		Death
Compensation:
Base Salary and Target Bonus	$637,500	(2)	$—	$1,275,000	(3)	$512,500	(4)	$318,750	(5)
Target Bonus in Year of Termination	262,500		-	262,500		-		262,500
Stock Options(6)	-		-	-		-		-
Restricted Stock(6)	11,435		-	45,738		-		-
Benefits and Perquisites:
Health and Welfare Benefits(7)	14		-	14		14		-
Outplacement Services	15,000		-	15,000		-		-
Life Insurance Proceeds	-		-	-		-		500,000
Disability Benefits	-		-	-		-		-
Accrued Vacation Pay	-		-	-		-		-
Excise Tax and Gross-Up	-		-	-		-		-
Total:	$926,449		$—	$1,598,252		$512,514		$1,081,250

(1)
Applicable if Ms. Bucella is terminated without cause or terminates her employment for good reason in anticipation of or within two years after the occurrence of a change in control. The transactions contemplated by the RSA would constitute a change in control under Ms. Bucella’s employment agreement.

(2)	Consists of the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(3)	Consists of two times the sum of (i) fiscal 2014 base salary, and (ii) fiscal 2014 target incentive bonus.
(4)	Consists of the sum of (i) two-thirds of Ms. Bucella’s base salary for fiscal 2014 and (ii) fiscal 2014 target incentive bonus.
(5)
Consists of the sum of one-half of (i) Ms. Bucella’s fiscal 2014 base salary and (ii) the greater of one-twelfth of her fiscal 2014 target incentive bonus and the average bonus he received in the three most recent fiscal years for six months.

(6)	Assumes fair market value of $1.69 per share, the closing price of our stock on June 30, 2014.
(7)	Amount equals the Company’s estimated expense of providing Ms. Bucella with health and welfare benefits for twelve months after termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of the members of the Compensation Committee, during fiscal 2014 or as of the date of this Form 10-K, is or has been an officer or employee of the Company, and no executive officer of the Company served on the Compensation Committee or board of any company that employed any member of the Compensation Committee or the Board.

NON-EMPLOYEE DIRECTOR COMPENSATION FOR FISCAL 2014
The following table sets forth information concerning the compensation earned by the non-employee directors for fiscal 2014. Directors who are also employees of the Company do not receive any consideration for their service on the Board. A discussion of the elements of non-employee director compensation follows the table.

	Fees Earned or Paid in Cash(1)	Stock Awards(2)
William R. Johnson	$49,000	$250,000
Samuel C. Cowley	52,000	100,000
Adrian M. Jones	52,000	100,000
Jeffrey T. Leeds	53,500	100,000
John R. McKernan, Jr.(3)	52,000	100,000
Leo F. Mullin	63,500	100,000
Brian A. Napack	53,500	100,000
Todd S. Nelson(4)	—	—
Paul J. Salem	53,500	100,000
Peter O. Wilde	52,000	100,000

(1)
Represents the amount of cash compensation earned by each non-employee director in fiscal 2014, including an annual retainer which all directors except for Messrs. Johnson, Leeds, McKernan and Mullin elected to receive in shares of our common stock.

(2)
Represents the grant date fair value of the annual grant of restricted shares of our common stock made to each non-employee director in fiscal 2014. As of June 30, 2014, Mr. Johnson held 19,623 restricted shares of our common stock and all other non-employee directors held 7,849 restricted shares of our common stock. The restrictions on the directors’ restricted shares will lapse on November 8, 2014.

(3)	Mr. McKernan’s employment agreement expired on June 1, 2012, at which point he became a non-employee director.
(4)	Mr. Nelson did not receive compensation as director in fiscal 2014.
Pursuant to a compensation plan for non-employee directors adopted by the Compensation Committee in September 2013, all non-employee directors receive an annual retainer of $40,000 and a fee of $1,500 for each meeting they attend. The non-management chair of the Audit Committee receives an additional $10,000 fee retainer. The annual retainers are payable at the director’s option either 100% in cash or 100% in shares of our common stock. In addition, our Chairman receives an annual restricted share award with a grant date fair market value of $250,000 and all non-employee directors receive an annual restricted share award with a grant date fair market value of $100,000. The restricted share grants vest on the first anniversary of the grant date. Our Chairman also receives a stock option grant equal in value to $300,000 when he or she is initially elected as Chairman, which grant vests over a four year period, with 25% vesting on the first four anniversaries of the date of grant. No separate committee meeting fees are paid.
All directors are reimbursed for reasonable travel and lodging expenses incurred by them in connection with attending board and committee meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding the beneficial ownership of our equity securities as of October 1, 2014 by each person who is known by us to beneficially own more than five percent of our equity securities, by each of our directors, by each of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and our three other most highly compensated executive officers, whom we collectively refer to as our named executive officers (the “Named Executive Officers”), and by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Outstanding Shares Owned
Providence Equity Funds(2)	40,906,177	32.4%
GS Limited Partnerships(3)(4)	40,847,599	32.4%
Goldman Sachs EDMC Investors, L.P.(4)	7,157,920	5.7%
GS Private Equity Partners Funds(5)	6,291,475	5.0%
Leeds Equity Partners(6)	9,902,163	7.9%
Mick J. Beekhuizen(7)	260,525	*
Donna A. Bucella(8)	34,300	*
Samuel C. Cowley(9)	54,151	*
Carol A. DiBattiste(10)	181,936	*
Danny D. Finuf(11)	274,845	*
William R. Johnson(9)(12)	24,529	*
Adrian M. Jones(4)(5)(9)	48,062,464	38.1%
Jeffrey T. Leeds(6)(9)	9,953,960	7.9%
John R. McKernan, Jr.(9)(13)	702,501	*
Leo F. Mullin(9)	103,378	*
Brian A. Napack(9)	39,777	*
Paul J. Salem(2)(9)	40,875,255	32.4%
Edward H. West(14)	2,097,056	1.7%
Peter O. Wilde(2)(9)	40,875,255	32.4%
All executive officers and directors as a group (21 persons)(15)	103,487,383	79.9%

*	Less than 1%.

(1)	The address of each listed shareholder, unless otherwise noted, is c/o Education Management Corporation, 210 Sixth Avenue, 33rd Floor, Pittsburgh, Pennsylvania 15222.

(2)
Consists of (i) 32,317,772 shares of common stock held by Providence Equity Partners V L.P. (“PEP V”), whose general partner is Providence Equity GP V L.P., whose general partner is Providence Equity Partners V L.L.C. (“PEP V LLC”); (ii) 5,104,728 shares of common stock held by Providence Equity Partners V-A L.P. (“PEP V-A”), whose general partner is Providence Equity GP V L.P., whose general partner is PEP V LLC; (iii) 2,675,590 shares of common stock held by Providence Equity Partners IV L.P. (“PEP IV”), whose general partner is Providence Equity GP IV L.P., whose general partner is Providence Equity Partners IV L.L.C. (“PEP IV LLC”), (iv) 8,629 shares of common stock held by Providence Equity Operating Partners IV L.P. (“PEOP IV” and collectively with PEP IV, PEP V and PEP V-A, the “Providence Equity Funds”) whose general partner is Providence Equity GP IV L.P., whose general partner is PEP IV LLC, (v) 740,880 shares of common stock owned by PEP EDMC L.L.C., and (vi) 58,578 shares owned by Providence Equity Partners L.L.C. PEP V LLC may be deemed to share beneficial ownership of the shares owned by PEP V and PEP V-A. PEP V LLC disclaims this beneficial ownership. PEP IV LLC may be deemed to share the beneficial ownership of PEP IV and PEOP IV. PEP IV LLC disclaims this beneficial ownership. Mr. Salem is a member of PEP V LLC and PEP IV LLC and may also be deemed to possess indirect beneficial ownership of the securities owned by the Providence Equity Funds, but disclaims such beneficial ownership due to a Nominee Agreement with Providence Equity Partners L.L.C. PEP EDMC L.L.C. may be deemed to share beneficial ownership with PEP V, PEP V-A, PEP IV and PEOP IV. PEP EDMC L.L.C. disclaims this beneficial ownership. Mr. Wilde is a limited partner of Providence Equity GP IV L.P. and Providence Equity Partners GP V L.P. and disclaims beneficial ownership of any securities owned by such limited partnerships due to a Nominee Agreement with Providence Equity Partners L.L.C. The address of Mr. Salem, Mr. Wilde and each of the entities listed in this footnote is c/o Providence Equity Partners Inc., 50 Kennedy Plaza, 18th Floor, Providence, Rhode Island 02903.

(3)
Consists of 21,118,597 shares owned by GS Capital Partners V Fund, L.P., 10,908,983 shares owned by GS Capital Partners V Offshore Fund, L.P., 7,241,855 shares owned by GS Capital Partners V Institutional, L.P., 837,284 shares owned by GS Capital Partners V GmbH & Co. KG, and 740,880 shares owned by GSCP V EDMC Holdings, L.P. (collectively, the “Goldman Sachs Capital Partners Funds”).

(4)
The Goldman Sachs Group, Inc. and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own the 48,005,519 shares of common stock which are collectively owned directly or indirectly by the Goldman Sachs Capital Partners Funds and Goldman Sachs EDMC Investors, L.P., of which affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, managing limited partner or the managing partner. Goldman, Sachs & Co. is the investment manager for certain of the Goldman Sachs Capital Partner Funds and Goldman Sachs EDMC Investors, L.P. Goldman, Sachs & Co. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the Goldman Sachs Capital Partner Funds and Goldman Sachs EDMC Investors, L.P. share voting power and investment power with certain of their respective affiliates. Adrian M. Jones is a managing director of Goldman, Sachs & Co. Each of Mr. Jones, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. disclaims beneficial ownership of the common shares owned directly or indirectly by the Goldman Sachs Capital Partners Funds and Goldman Sachs EDMC Investors, L.P., except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Capital Partner Funds, The Goldman Sachs Group, Inc., Goldman, Sachs & Co., and Mr. Jones is 200 West Street, 28th Floor, New York, New York 10282.

(5)
Consists of 1,914,410 shares owned by GS Private Equity Partners 2000, L.P., 673,853 shares owned by GS Private Equity Partners 2000 Offshore Holdings, L.P., 743,493 shares owned by GS Private Equity Partners 2000 - Direct Investment Fund, L.P., 266,883 shares owned by GS Private Equity Partners 2002, L.P., 1,027,938 shares owned by GS Private Equity Partners 2002 Offshore Holdings, L.P., 231,963 shares owned by GS Private Equity Partners 2002 - Direct Investment Fund, L.P., 118,014 shares owned by GS Private Equity Partners 2002 Employee Fund, L.P., 83,004 shares owned by Goldman Sachs Private Equity Partners 2004, L.P., 539,998 shares owned by Goldman Sachs Private Equity Partners 2004 Offshore Holdings, L.P., 154,772 shares owned by Multi-Strategy Holdings, L.P., 372,983 shares owned by Goldman Sachs Private Equity Partners 2004 - Direct Investment Fund, L.P., 135,863 shares owned by Goldman Sachs Private Equity Partners 2004 Employee Fund, L.P. and 28,301 shares owned by The Goldman Sachs Group, Inc. (collectively, the “GS Private Equity Partners Funds”). The Goldman Sachs Group, Inc., and certain of its affiliates, including Goldman Sachs Asset Management, L.P., may be deemed to directly or indirectly own the shares of common stock which are owned by the GS Private Equity Partners Funds, of which affiliates of The Goldman Sachs Group, Inc. and Goldman Sachs Asset Management, L.P. are the general partner, managing limited partner or the managing partner. Goldman Sachs Asset Management, L.P. is the investment manager for certain of the GS Private Equity Partners Funds. Goldman Sachs Asset Management, L.P. is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman Sachs Asset Management, L.P. and the GS Private Equity Partners Funds share voting power and investment power with certain of their respective affiliates. Each of The Goldman Sachs Group, Inc. and Goldman Sachs Asset Management, L.P. disclaims beneficial ownership of the common shares owned directly or indirectly by the GS Private Equity Partners Funds except to the extent of their pecuniary interest therein, if any. The address of Goldman Sachs Asset Management, L.P. and the GS Private Equity Partner Funds is 200 West Street, 28th Floor, New York, New York 10282.

(6)
Consists of 9,299,234 shares owned by Leeds Equity Partners IV, L.P., 583,679 shares owned by Leeds Equity Partners IV Co-Investment Fund A, L.P., and 19,250 shares owned by Leeds Equity Partners IV Co-Investment Fund B, L.P. (collectively, the “Leeds Equity Partners IV Funds”). The general partner of the Leeds Equity Partners IV Funds is Leeds Equity Associates IV, L.L.C. Jeffrey T. Leeds, a Director of the Company, is the Managing Member of Leeds Equity Associates IV, L.L.C. Mr. Leeds disclaims beneficial ownership of any securities owned by the Leeds Equity Partners IV Funds except to the extent of any pecuniary interest therein. The address of the Leeds Equity Partners IV Funds, Leeds Equity Associates IV, L.L.C. and Mr. Leeds is 350 Park Avenue, 23rd Floor, New York, New York 10022.

(7)
Includes 255,815 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above and 4,710 RSUs which vest within 60 days of the date of the table set forth above.

(8)
Includes 19,368 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above and 1,766 RSUs which vest within 60 days of the date of the table set forth above.

(9)
Includes RSUs which vest within sixty days of the date of the table set forth above, shares of common stock initially issued as RSUs for which the restrictions have lapsed and, for directors other than Messrs. Johnson and McKernan, shares of common stock issued to the director in lieu of a cash retainer, if the director chose to receive his retainer in the form of shares of common stock instead of cash, in each case issued as compensation for serving as a director. Messrs. Salem and Wilde each hold 7,849 RSUs and 19,807 shares of common stock for the benefit of the Providence Equity Funds and disclaim beneficial ownership of such shares. Mr. Jones holds 49,096 shares of common stock and 7,849 RSUs for the benefit of The Goldman Sachs Group, Inc. and disclaims beneficial ownership of such shares.

(10)
Includes 40,394 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above and 5,887 RSUs which vest within 60 days of the date of the table set forth above.

(11)
Includes 243,469 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above and 16,032 RSUs which vest within 60 days of the date of the table set forth above.

(12)	Includes 4,906 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.
(13)	Includes 409,564 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above.
(14)
Includes 2,036,130 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above and 16,189 RSUs which vest within 60 days of the date of the table set forth above.

(15)
Includes 3,449,946 shares of common stock receivable upon the exercise of options that are exercisable within 60 days of the date of the table set forth above and 168,178 RSUs which vest within 60 days of the date of the table set forth above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
General
Our Audit Committee is responsible under its charter for the review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. Prior to our initial public offering, the Board of Directors reviewed and approved transactions with related persons. “Related person” refers to a person or entity who is, or at any point since the beginning of the last fiscal year was, a director, officer, nominee for director or five percent shareholder of us, and their immediate family members. The Audit Committee does not have a written policy regarding the approval of related person transactions. The Audit Committee applies its review procedures as a part of its standard operating procedures. In the course of its review and approval or ratification of a related person transaction, the Audit Committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our shareholders; and

•	any other matters the Audit Committee deems appropriate.
Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the Audit Committee at which the transaction is considered. During fiscal 2014, no related person engaged in a transaction with the Company exceeding $120,000, except as discussed below.
We do business with two companies affiliated with Leeds Equity Partners, one of the Sponsors. We license student information system software from Campus Management Corp for which we paid licensing, maintenance and consulting fees of approximately $2.8 million in fiscal 2014. We also use PeopleScout, Inc., d/b/a StudentScout for contact management services when processing some of its inquiries from prospective students for which we paid servicing fees of approximately $0.9 million in fiscal 2014.
We also do business with several companies affiliated with Providence Equity Partners, one of the Sponsors. We purchased software and related supplies from CDW Corporation and its affiliates, the largest of which is CDW Government, for which we paid $4.4 million during fiscal 2014. We also use Assessment Technologies Institute, LLC for computer software that tests the skills of the Company’s students in various academic fields for which we paid approximately $0.8 million during fiscal 2014. Finally, we engaged Kroll Ontrack for litigation management and electronic discovery document retention for which total fees paid approximated $5.2 million in fiscal 2014.
Shareholders Agreement
In connection with our initial public offering, certain of our shareholders, including the Sponsors, entered into a shareholders agreement, which we refer to as our “Shareholders Agreement,” that provides for the rights of Sponsors to appoint members to our Board of Directors and contains certain provisions relating to transfer restrictions. Under the terms of the Shareholders Agreement, certain private equity funds affiliated with Providence Equity Partners and certain private equity funds affiliated with Goldman Sachs Capital Partners each have the right to appoint two members to our Board of Directors, and Leeds Equity Partners has the right to appoint one member to our Board of Directors. The respective rights of Providence Equity Partners and Goldman Sachs Capital Partners to appoint directors will be reduced to the right to appoint one director if such Sponsor’s stock ownership drops below 10% of the outstanding shares of our common stock, and the right of each Sponsor to appoint directors will be eliminated if that Sponsor’s stock ownership drops below 2% of the outstanding shares of our common stock. The Shareholders Agreement also contains provisions regarding drag-along rights, tag-along rights and other transfer restrictions.
Registration Rights Agreement
In connection with the Transaction, we entered into a registration rights agreement, which was subsequently joined by Leeds Equity Partners and certain management shareholders, with certain private equity funds affiliated with Providence Equity Partners and Goldman Sachs Capital Partners and certain other institutional investors. The registration rights agreement grants to these private equity funds the right, beginning 180 days following the completion of our initial public offering, to cause us, at our expense, to use our reasonable best efforts to register shares of common stock held by the private equity funds and any securities issued in replacement of or in exchange for such shares of common stock for public resale, subject to certain limitations. The exercise of this right will be limited to three requests by the private equity funds affiliated with each of Providence Equity Partners and Goldman Sachs Capital Partners. In the event that we register any of our common stock, these private equity funds and the other shareholders party to the registration rights agreement also have the right to require us to use our reasonable best efforts to include shares of our common stock held by them in such registration, subject to certain limitations, including as determined by the applicable underwriters. The registration rights agreement also provides for our indemnification of the shareholders party to that agreement and their affiliates in connection with the registration of their securities.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit, Audit-Related, Tax and All Other Fees
The following table shows the fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal 2014 and 2013, and fees for other services rendered by Ernst & Young LLP during fiscal 2014 and 2013.

	2014	2013
Audit Fees (*)	$3,607,000	$2,211,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	1,995	1,995
Total	$3,608,995	$2,212,995

(*) Audit Fees consist of the audit of the consolidated financial statements and quarterly reviews, regulatory audits and assistance with comment letters.
Pre-Approval of Audit and Non-Audit Services
Pursuant to the Audit Committee’s Pre-Approval Policy and Procedure, the Audit Committee is required to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. Under the Policy, in May of each year the Audit Committee is asked to pre-approve the engagement of the independent registered public accounting firm, and the projected fees, for audit services, audit-related services and tax services for the following fiscal year. Audit services include financial audits performed for financial statements filed with the U.S. Department of Education along with the audit work and other procedures performed on our system of internal controls over financial reporting. Audit-related services include services that are reasonably related to the review of our financial statements, such as consultations on accounting issues and due diligence procedures. Tax services include tax compliance, tax planning and tax advice. The term of any pre-approval applies to the Company’s fiscal year and does not depend on when the work is completed.
The fee amounts pre-approved by the Audit Committee are updated to the extent necessary at the regularly scheduled meetings of the Audit Committee during the year. Additional pre-approval is required if the actual fees for any service are projected to exceed the pre-approved amount before we may commit to additional services.
If we want to engage our independent registered public accounting firm for other services that are not considered subject to general pre-approval as described above, then the Audit Committee must approve such specific engagement as well as the projected fees. Additional pre-approval is required before any fees can exceed those fees approved for any such specifically-approved services. The Chairman of the Audit Committee is authorized to approve on behalf of the Audit Committee additional services to be rendered by our independent registered public accounting firm up to a specific threshold where approval is required between meetings. The Chairman of the Audit Committee reports to the Committee any additional services he approved on behalf of the Committee at the Committee’s next regularly scheduled meeting.
In fiscal 2014, there were no fees paid to Ernst & Young LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
Reference is made to Item 8 herein.
(a)2. Financial Statement Schedules.
Reference is made to Item 8 herein.
(a)3. Exhibits.
Reference is made to the Index on page 147 herein
Schedules other than as listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 16, 2014	EDUCATION MANAGEMENT CORPORATION

/s/ MICK J. BEEKHUIZEN
Mick J. Beekhuizen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD H. WEST	President and Chief Executive Officer (Principal Executive Officer)	October 16, 2014
Edward H. West

/s/ MICK J. BEEKHUIZEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 16, 2014
Mick J. Beekhuizen

/s/ ROBERT G. HRIVNAK	Vice President and Chief Accounting Officer	October 16, 2014
Robert G. Hrivnak

/s/ JOHN R. MCKERNAN, JR.	Director	October 16, 2014
John R. McKernan, Jr.

/s/ SAMUEL C. COWLEY	Director	October 16, 2014
Samuel C. Cowley

/s/ ADRIAN M. JONES	Director	October 16, 2014
Adrian M. Jones

/s/ JEFFREY T. LEEDS	Director	October 16, 2014
Jeffrey T. Leeds

/s/ LEO F. MULLIN	Director	October 16, 2014
Leo F. Mullin

/s/ BRIAN A. NAPACK	Director	October 16, 2014
Brian A. Napack

/s/ PAUL J. SALEM	Director	October 16, 2014
Paul J. Salem

/s/ PETER O. WILDE	Director	October 16, 2014
Peter O. Wilde

Exhibit Index
Exhibit No.	Description

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

4.2
Indenture, dated as of March 5, 2013, among Education Management LLC, Education Management Finance Corp., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N. A., as Trustee, governing the Senior Cash Pay/PIK Notes due 2018 (incorporated here by reference to Exhibit 10.1 of Current Report on Form 8-K of Education Management Corporation filed March 8, 2013)

4.3	Form of Senior Cash Pay/PIK Notes due 2018 (included as part of Exhibit 4.4)

4.4
Indenture, dated as of September 5, 2014, among Education Management LLC, Education Management Finance Corp., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated here by reference to Exhibit 10.4 of Current Report on Form 8-K of Education Management Corporation filed September 10, 2014)

10.1
Amended and Restated Credit and Guaranty Agreement dated February 13, 2007 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.2
First Amendment to Amended and Restated Credit and Guaranty Agreement dated March 23, 2009 by and among Education Management LLC, Education Management Holdings, LLC, Goldman Sachs Lending Partners LLC, J.P. Morgan Securities Inc. and BNP Paribas Securities Corp., as auction managers, BNP Paribas, as Administrative Agent and Issuing Bank, the guarantors listed on the signature papers thereto and the lenders listed on the signature papers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management LLC filed on March 26, 2009)

10.3
Joinder Agreement, dated as of August 25, 2009, by and among each Joinder Lender listed therein, each Issuing Bank listed therein, Education Management LLC, Education Management Holdings LLC, the guarantors listed therein and BNP Paribas, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.4
Amendment and Restatement Agreement dated December 7, 2010 among Education Management LLC, Education Management Holdings LLC, certain Subsidiaries of Education Management Holdings LLC, the designated Subsidiary Borrowers referred to therein, each lender thereto, BNP Paribas (“BNP”), as Administrative Agent and Collateral Agent, and BNP, Bank of America, N.A., JPMorgan Chase Bank, N.A., and PNC Bank National Association, each as Issuing Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on December 8, 2010)

10.4(a)*	Pledge and Security Agreement, dated as of June 1, 2006, among Grantors and BNP Paribas, as collateral agent

10.4(b)*	Schedules to Amendment and Restatement Agreement

10.5*
Waiver to Second Amended and Restated Credit and Guaranty Agreement, dated as of June 23, 2014, among Education Management LLC, Education Management Holdings LLC, certain subsidiaries party thereto and the Lenders party thereto

10.6
Restructuring Support Agreement, dated as of September 4, 2014, by and among Education Management Corporation and certain of its subsidiaries party thereto, the Consenting Creditors party thereto and the Consenting Shareholders party thereto (incorporated here by reference to Exhibit 10.1 of Current Report on Form 8-K of Education Management Corporation filed September 10, 2014)

Exhibit No.	Description
10.7
Amendment Agreement, dated as of September 5, 2014, by and among Education Management Corporation and certain of its subsidiaries party thereto, the Consenting Lenders party thereto and U.S. Bank National Association, as Administrative Agent and Collateral Agent (incorporated here by reference to Exhibit 10.2 of Current Report on Form 8-K of Education Management Corporation filed September 10, 2014)

10.8
Second Supplemental Indenture, dated as of September 5, 2014, among Education Management LLC, Education Management Finance Corp. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated here by reference to Exhibit 10.3 of Current Report on Form 8-K of Education Management Corporation filed September 10, 2014)

10.9
Registration Rights Agreement, dated as of June 1, 2006, by and among EM Acquisition Corporation, GS Capital Partners V Fund, L.P., GS Capital Partners V Offshore Fund, L.P., GS Capital Partners V GmbH & Co. KG, GS Capital Partners V Institutional, L.P., Providence Equity Partners V L.P., Providence Equity Partners V-A L.P., Providence Equity Partners IV L.P., Providence Equity Operating Partners IV L.P. and the other shareholders that are signatory thereto (incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.10
Shareholders’ Agreement, dated as of October 7, 2009, by and among Education Management Corporation and each of the Shareholders named therein (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.11
Letter of Credit Facility Agreement, dated as of November 30, 2011, among Education Management LLC, Education Management Holdings LLC, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on December 1, 2011)

10.12
Amendment No. 1 dated as of January 29, 2013, to the Letter of Credit Facility Agreement dated as of November 30, 2011 among Education Management LLC, Education Management Holdings LLC, Bank of America N.A. as Administrative Agent, Collateral Agent, and Issuing Bank, and other parties (incorporated by reference to Exhibit 10.1 of Form 10-Q of Education Management Corporation filed on May 13, 2013)

10.13
Amendment No. 2, dated as of April 16, 2014, to the Letter of Credit Facility Agreement, dated as of November 30, 2011, as amended by Amendment No. 1 dated January 29, 2013, among Education Management LLC, Education Management Holdings LLC, the Grantor Subsidiaries, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank (incorporated by reference to Exhibit 10.2 of Form 10-Q of Education Management Corporation filed on May 8, 2014)

10.14
Letter of Credit Facility Agreement, dated as of March 9, 2012, among Education Management LLC, Education Management Holdings LLC, BNP Paribas, as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on March 12, 2012)

10.15
Amendment No. 1 dated as of February 15, 2013, to the Letter of Credit Facility Agreement dated as of March 9, 2012, among Education Management LLC Education Management Holdings LLC BNP Paribas as Administrative Agent, Collateral Agent and Issuing Bank, and other parties thereto (incorporated by reference to Exhibit 10.2 of Form 10-Q of Education Management Corporation filed on May 13, 2013)

10.16
Amendment No. 2, dated as of April 16, 2014, to the Letter of Credit Facility Agreement, dated as of November 30, 2011, as amended by Amendment No. 1 dated January 29, 2013, among Education Management LLC, Education Management Holdings LLC, the Grantor Subsidiaries, the Lender thereto and BNP Paribas, as Administrative Agent, Collateral Agent and Issuing Bank (incorporated by reference to Exhibit 10.3 of Form 10-Q of Education Management Corporation filed on May 8, 2014)

10.17
Joinder Agreement to that certain Second Amended and Restated Credit and Guarantee Agreement, dated as of December 7, 2010, by and among the Company, Holdings, the Subsidiary Guarantors, the Lenders party thereto from time to time and BNP Paribas, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on April 2, 2012)

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-1 of Education Management Corporation (File No. 333-148259))

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-K of Education Management Corporation for its fiscal quarter ended December 31, 2011)

Exhibit No.	Description
10.20
Registration Rights Agreement dated as of March 5, 2013, among Education Management LLC, Education Management Finance Corp., the guarantors named therein and the dealer managers named therein (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Education Management Corporation filed on March 8, 2013)

10.21+
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

10.22+	Form of Executive Time—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.23+	Form of Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.08 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.24+
Form of Amendment to Executive Performance—Vested Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on May 5, 2011)

10.25+	Education Management Corporation Long-Term Incentive Compensation Plan (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on March 2, 2007)

10.26+
Education Management Corporation Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.27+
Education Management Corporation Amended 2012 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended December 31, 2013)

10.28+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.29+
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2009)

10.30+
Form of Restricted Stock Unit Award Agreement for Executives (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2013)

10.31+
Education Management LLC Retirement Plan, as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.01 to the Current Report on Form 8-K of Education Management LLC filed on December 29, 2006)

10.32+
Employment Agreement dated February 8, 2007 among Education Management LLC, Education Management Corporation and Todd S. Nelson (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on February 14, 2007)

10.33+
Employment Agreement, dated as of June 1, 2006, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Education Management LLC and Education Management Finance Corp. (File No. 333-137605))

10.34*
Employment Agreement, dated as of June 22, 2014, between Education Management LLC and Danny Finuf (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.35+
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John M. Mazzoni (incorporated by reference to Exhibit 10.02 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.36+
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.04 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

Exhibit No.	Description
10.37+
Letter Agreement, dated as of December 7, 2006, between Education Management LLC and John T. South, III (incorporated by reference to Exhibit 10.05 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.38+
Letter Agreement, dated March 30, 2007, between Education Management LLC and John T. South, III (incorporated by reference Exhibit 10.03 to the Current Report on Form 8-K of Education Management LLC filed on April 5, 2007)

10.39+
Employment Agreement, dated as of August 11, 2009, between Education Management LLC and John R. Kline (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.40+
Employment Agreement, dated as of December 7, 2006, between Education Management LLC and J. Devitt Kramer (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.41+
Employment Agreement, dated as of October 22, 2007, between Education Management LLC and Craig Swenson (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2010)

10.42+
Amendment to Employment Agreement, dated as of October 2, 2012, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

10.43+
Stock Option Agreement, dated as of October 2, 2012, between Education Management Corporation and Edward H. West (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

10.44+
Education Management Corporation 2012 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Education Management Corporation filed on September 12, 2012)

10.45+
Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

10.46+
Form of Non-Executive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Education Management Corporation for its fiscal quarter ended September 30, 2012)

10.47+
Waiver and Release of Claims dated as of June 20, 2013, between Education Management Corporation and John M. Mazzoni (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2013)

10.48+
Employment Agreement, dated as of August 27, 2013, between Education Management Corporation and Mick J. Beekhuizen (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2013)

10.49+
Employment Agreement, dated as of April 23, 2013, between Education Management Corporation and Carol A. DiBattiste (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Education Management Corporation for its fiscal year ended June 30, 2013)

10.50*
First Supplemental Indenture, dated as of September 12, 2014, among Brown Mackie Education Corporation, Education Finance II LLC, South University Research Corporation, The Art Institutes International LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.51*
Third Supplemental Indenture, dated as of September 12, 2014, among Brown Mackie Education Corporation, Education Finance II LLC, South University Research Corporation, The Art Institutes International LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee

12.1*	Computation of ratio of earnings to fixed charges

21.1*	List of Subsidiaries

Exhibit No.	Description
31.1*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Mick J. Beekhuizen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

 _________________

*	Filed herewith. All other exhibits were previously filed.

+	Management contract or compensatory plan or arrangement.