Form 10-K/A
EDUCATION MANAGEMENT CORPORATION
filed 2014-10-31
CIK 880059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (originally filed with the Securities and Exchange Commission on October 16, 2014) is being filed in order to amend Item 8 to correct errors in the table of Supplemental Quarterly Financial Information included therein. Specifically, the diluted loss per share for the quarters ended June 30, 2014, June 30, 2012 and March 31, 2012 were corrected. The complete text of Item 8, as amended, is included in this amendment.  With the exception of the foregoing, no other changes are being made to our Report on Form 10-K for the fiscal year ended June 30, 2014.

PART II

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
The following table sets forth the Company's quarterly results for fiscal years ended June 30, 2014, 2013 and 2012 (in thousands except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30 (1)
Fiscal 2014: (1)
Revenue	$580,380	$593,673	$595,202	$503,481
Loss before income taxes	$(19,948)	$(2,383)	$(499,926)	$(95,023)
Net (loss) income	$(9,514)	$1,089	$(467,646)	$(187,846)
Diluted EPS	$(0.08)	$0.01	$(3.71)	$(1.49)

Fiscal 2013: (2)
Revenue	$609,565	$654,895	$638,903	$595,236
(Loss) income before income taxes	$(21,818)	$53,064	$(254,111)	$(9,487)
Net (loss) income	$(13,091)	$31,144	$(260,408)	$(2,035)
Diluted EPS	$(0.11)	$0.25	$(2.09)	$(0.02)

Fiscal 2012: (2)
Revenue	$682,095	$737,188	$702,499	$639,185
Income (loss) before income taxes	$44,115	$103,291	$(417,844)	$(1,174,569)
Net (loss) income	$26,954	$63,127	$(394,926)	$(1,128,725)
Diluted EPS	$0.21	$0.49	$(3.13)	$(9.03)

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

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATION MANAGEMENT CORPORATION A Pennsylvania corporation

By:	/s/ Mick J. Beekhuizen
Mick J. Beekhuizen Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2014

Exhibit Index
Exhibit No.	Description

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

10.4(a)**	Pledge and Security Agreement, dated as of June 1, 2006, among Grantors and BNP Paribas, as collateral agent

10.4(b)**	Schedules to Amendment and Restatement Agreement

10.5**
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

10.22+	Form of Executive Time-Vested Stock Option Agreement (incorporated by reference to Exhibit 10.07 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.23+	Form of Executive Performance-Vested Stock Option Agreement (incorporated by reference to Exhibit 10.08 to the Current Report on Form 8-K of Education Management LLC filed on December 13, 2006)

10.24+
Form of Amendment to Executive Performance-Vested Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Education Management Corporation filed on May 5, 2011)

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

10.50**
First Supplemental Indenture, dated as of September 12, 2014, among Brown Mackie Education Corporation, Education Finance II LLC, South University Research Corporation, The Art Institutes International LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.51**
Third Supplemental Indenture, dated as of September 12, 2014, among Brown Mackie Education Corporation, Education Finance II LLC, South University Research Corporation, The Art Institutes International LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee

12.1**	Computation of ratio of earnings to fixed charges

21.1**	List of Subsidiaries

Exhibit No.	Description
31.1**	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Mick J. Beekhuizen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Edward H. West required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Mick J. Beekhuizen required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Mick J. Beekhuizen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Edward H. West required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Mick J. Beekhuizen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

 _________________

*	Filed herewith.

**	Filed as an exhibit (with corresponding exhibit number) to Annual Report on Form 10-K for the fiscal year ended June 30, 2104 as filed with the SEC on October 16, 2014.
All other exhibits were previously filed.

+	Management contract or compensatory plan or arrangement.